Form 10-Q
period 2005-06-30
WYNN LAS VEGAS LLC
filed 2005-08-05
CIK 1180638

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period                      to

Commission File No. 333-100768

WYNN LAS VEGAS, LLC

(Exact name of Registrant as specified in its charter)

NEVADA	88-0494878
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3131 Las Vegas Boulevard South - Las Vegas, Nevada 89109

(Address of principal executive office) (Zip Code)

(702) 770-1100

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Wynn Resorts Holdings, LLC owns all of the membership interests of the Registrant as of August 4, 2005.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands)

(unaudited)

	June 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$172,338	$25,691
Restricted cash and investments	136,841	115,301
Receivables, net	55,287	217
Inventories	29,324	758
Prepaid expenses	5,527	3,195

Total current assets	399,317	145,162

Restricted cash and investments	363,309	663,289
Property and equipment, net	2,320,808	1,854,882
Water rights	6,400	6,400
Trademark	1,000	1,000
Deferred financing costs	65,030	62,370
Other assets	81,307	54,998

Total assets	$3,237,171	$2,788,101

LIABILITIES AND MEMBER’S EQUITY
Current liabilities:
Accounts and construction payables	$40,940	$15,888
Accrued interest	7,636	4,952
Accrued compensation and benefits	25,275	3,128
Other accrued expenses	20,149	7,593
Customer deposits and other related liabilities	27,722	1,006
Due to affiliates	115,204	122,274

Total current liabilities	236,926	154,841

Long-term debt	1,754,406	1,336,175
Other long-term liabilities	287	860
Due to affiliates	28,548	19,558

Total liabilities	2,020,167	1,511,434

Commitments and contingencies

Member’s equity:
Contributed capital	1,445,276	1,452,550
Other comprehensive income	9,488	10,007
Accumulated deficit	(237,760)	(185,890)

Total member’s equity	1,217,004	1,276,667

Total liabilities and member’s equity	$3,237,171	$2,788,101

The accompanying notes are an integral part of these consolidated financial statements.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(amounts in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Operating revenues:
Casino	$98,715	$—	$98,715	$—
Rooms	44,632	—	44,632	—
Food and beverage	48,056	—	48,056	—
Entertainment, retail and other	34,651	—	34,659	—

Gross revenues	226,054	—	226,062	—
Less promotional allowances	(24,934)	—	(24,934)	—

Net revenues	201,120	—	201,128	—

Operating costs and expenses:
Casino	42,280	—	42,280	—
Rooms	11,780	—	11,780	—
Food and beverage	33,706	—	33,706	—
Entertainment, retail and other	20,262	2	20,267	2
General and administrative	31,318	—	31,318	—
Provision for doubtful accounts	8,611	—	8,611	—
Pre-opening costs	36,796	8,443	65,886	15,257
Depreciation and amortization	24,057	774	25,568	1,421
Loss on sale of assets	17	550	5	550
Loss from incidental operations	32	92	105	179

Total operating costs and expenses	208,859	9,861	239,526	17,409

Operating loss	(7,739)	(9,861)	(38,398)	(17,409)

Other income/(expense):
Interest income	4,084	458	7,835	1,236
Interest expense, net	(21,307)	—	(21,307)	—
Loss on early extinguishment of debt	—	(25,628)	—	(25,628)

Other income (expense), net	(17,223)	(25,170)	(13,472)	(24,392)

Net loss	(24,962)	(35,031)	(51,870)	(41,801)

Change in fair value of interest rate swaps	(5,814)	18,190	1,887	6,286

Comprehensive loss	$(30,776)	$(16,841)	$(49,983)	$(35,515)

The accompanying notes are an integral part of these consolidated financial statements.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Six Months Ended June 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(51,870)	$(41,801)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	25,568	1,421
Amortization and writeoff of deferred financing costs and OID	3,650	17,067
Provision for doubtful accounts	8,611	—
Loss on sale of assets	5	550
Increase (decrease) in cash from changes in:
Receivables, net	(63,681)	10
Inventories and prepaid expenses	(31,471)	(762)
Accounts payable and accrued expenses	100,155	1,606

Net cash used in operating activities	(9,033)	(21,909)

Cash flows from investing activities:
Capital expenditures, net of construction payables	(495,160)	(356,402)
Restricted cash and investments	278,440	225,901
Other assets	(21,432)	(11,307)
Due from related parties	(16,909)	252,430
Proceeds from sale of assets	23	—

Net cash (used in) provided by investing activities	(255,038)	110,622

Cash flows from financing activities:
Principal payments on long-term debt	(19,000)	—
Proceeds from issuance of long-term debt	437,186	32,038
Payments of financing costs	(7,468)	(122,420)

Net cash provided by (used in) financing activities	410,718	(90,382)

Cash and cash equivalents:
Increase (decrease) in cash and cash equivalents	146,647	(1,669)
Balance, beginning of period	25,691	18,234

Balance, end of period	$172,338	$16,565

Supplemental cash flow disclosures:
Cash paid for interest	$52,131	$40,900
Interest capitalized	$35,910	$55,400
Deferred compensation capitalized into construction	$1,078	$1,078
Asset contributions and transfers	$13,876	$—
Aircraft purchases financed by debt	$—	$11,700
Change in fair value of interest rate swaps	$1,887	$6,286

The accompanying notes are an integral part of these consolidated financial statements.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization and Basis of Presentation

Organization

Wynn Las Vegas, LLC was formed on April 17, 2001. Originally named Hotel A, LLC, its name was changed to Wynn Las Vegas, LLC on May 15, 2002. Unless the context otherwise requires, all references herein to the “Company,” refer to Wynn Las Vegas, LLC, a Nevada limited liability company and its consolidated subsidiaries. The sole member of the Company is Wynn Resorts Holdings, LLC (“Holdings”). The sole member of Holdings is Wynn Resorts, Limited (“Wynn Resorts”). The Company was organized primarily to construct and operate “Wynn Las Vegas,” a destination resort and casino on the site of the former Desert Inn Resort and Casino (the “Desert Inn”) on “the Strip” in Las Vegas, Nevada.

Wynn Las Vegas Capital Corp. (“Wynn Capital”) is a wholly owned subsidiary of the Company incorporated on June 3, 2002, solely for the purpose of obtaining financing for Wynn Las Vegas. Wynn Capital is authorized to issue 2,000 shares of common stock, par value $0.01. At June 30, 2005 and December 31, 2004, the Company owned the one share that was issued and outstanding. At, and for the period from its inception through June 30, 2005, Wynn Capital has neither any significant net assets nor any operating activity. Its sole function is to serve as the co-issuer of mortgage notes, which partially financed Wynn Las Vegas. Wynn Las Vegas, LLC and Wynn Capital together are hereinafter referred to as the “Issuers”.

Basis of Presentation

The Company commenced operations with the opening of Wynn Las Vegas on April 28, 2005. The development of the Company’s expansion of Wynn Las Vegas, known as “Encore at Wynn Las Vegas” or “Encore,” continues. For the periods presented prior to and including April 27, 2005, the Company was solely a development stage company.

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

The accompanying consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results for the interim periods have been made. The results for the three and six months ended June 30, 2005 are not necessarily indicative of results to be expected for the full fiscal year. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto of the Company as of and for the year ended December 31, 2004, included in the Company’s registration statement on Form S-4 filed on April 13, 2005, as amended.

Certain amounts in the consolidated financial statements for the three and six months ended June 30, 2004 have been reclassified to conform to the 2005 presentation. During 2005, the Company recorded the amounts reimbursed by executive officers of the Company for use of the corporate aircraft in preopening expenses as a reduction of the cost of operating the aircraft. Previously, such amounts had been recorded as revenues in the Company’s statements of operations and comprehensive loss. Approximately $753,000 and $1.5 million,

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

respectively, for the three and six months ended June 30, 2004 were reclassified from revenues to preopening expenses to conform to the 2005 presentation. The reclassification had no effect on the previously reported net loss.

2. Summary of Significant Accounting Policies

Accounts receivable and credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of casino accounts receivable. The Company issues credit in the form of “markers” to approved casino customers following investigations of creditworthiness. At June 30, 2005, approximately 47% of the Company’s receivables were due from customers residing in foreign countries. Business or economic conditions or other significant events in these countries could affect the collectibility of such receivables.

Accounts receivable, including casino and hotel receivables, are typically non-interest bearing and are initially recorded at cost. Accounts are written off when management deems the account to be uncollectible. Recoveries of accounts previously written off are recorded when received. An estimated allowance for doubtful accounts is maintained to reduce the Company’s receivables to their carrying amount, which approximates fair value. The allowance is estimated based on specific review of customer accounts as well as management’s prior experience with collection trends in the casino industry and current economic and business conditions. Management believes that, as of June 30, 2005, no significant concentrations of credit risk existed for which an allowance had not already been recorded.

As of June 30, 2005, the Company had total accounts receivable of $55.3 million, net of an allowance for uncollectible accounts of $8.5 million. Casino marker receivables, hotel receivables and other receivables as of June 30, 2005 totaled $45.5 million, $12.7 million and $5.6 million, respectively.

Revenue recognition and promotional allowances

Casino revenues are measured by the aggregate net difference between gaming wins and losses, with liabilities recognized for funds deposited by customers before gaming play occurs and for chips in the customers’ possession. Hotel, food and beverage, entertainment and other operating revenues are recognized when services are performed. Advance deposits on rooms and advance ticket sales are recorded as accrued liabilities until services are provided to the customer.

Revenues are recognized net of certain sales incentives in accordance with the Emerging Issues Task Force (“EITF”) consensus on Issue 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).” EITF 01-9 requires that sales incentives be recorded as a reduction of revenue; consequently, the Company’s casino revenues are reduced by discounts and points earned in customer loyalty programs, such as the slot club loyalty program.

The retail value of accommodations, food and beverage, and other services furnished to guests without charge is included in gross revenue and then deducted as promotional allowances. The estimated cost of providing such promotional allowances for both the three and six months ended June 30, 2005 is primarily included in casino expenses as follows (amounts in thousands):

Rooms	$4,150
Food & beverage	9,981
Entertainment, retail and other	2,258

$16,389

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Advertising

The Company expenses advertising costs the first time the advertising runs. Advertising expense was, prior to opening Wynn Las Vegas, included in preopening expenses. From opening on April 28, 2005, advertising costs are included in general and administrative expenses. Total advertising expenses were $8.4 million and $10.9 million, respectively, for the three and six months ended June 30, 2005. Advertising expenses were $765,000 and $1.0 million, respectively, for the three and six months ended June 30, 2004.

Recently Issued Accounting Standards

In December 2004, the FASB issued SFAS No. 123(R), “Share Based Payment.” This statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services or incurs a liability in exchange for goods and services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. It requires an entity to measure the costs of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and recognize that cost over the service period. This statement, according to SEC rule, is effective for the Company on January 1, 2006. The Company is currently evaluating the methodology to be used in measuring the fair value of stock-based compensation awards, as well as the impact that adoption of this statement will have on the Company’s consolidated financial position and results of operations.

In May 2005, FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (SFAS 154). SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle. It also requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. The statement will be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS 154 to have a material effect on its consolidated financial position or results of operations.

3. Employee Stock-Based Compensation

The Company applies the provisions of Emerging Issues Task Force (“EITF”) 00-23, “Issues Related to the Accounting for Stock Compensation under APB Opinion No. 25 and FASB Interpretation No. 44” and records the value of equity instruments granted by Wynn Resorts to employees of the Company in the Company’s consolidated financial statements as a capital contribution.

As permitted by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123,” the Company continues to apply the provisions of Accounting Principles Board (“APB”) Opinion No. 25 and related interpretations in accounting for its employee stock-based compensation. Accordingly, compensation expense is recognized only to the extent that the market value at the date of grant exceeds the exercise price. The following table illustrates the effect on the net loss if the Company had applied the fair-value recognition provisions of SFAS No. 123 to stock-based employee compensation (amounts in thousands).

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net loss as reported	$(24,962)	$(35,031)	$(51,870)	$(41,801)
Less: total stock-based employee compensation determined under the fair-value based method for all awards	(1,277)	(865)	(2,021)	(1,383)

Proforma net loss	$(26,239)	$(35,896)	$(53,891)	$(43,184)

4. Related Party Transactions

Amounts Due to Officers

The Company periodically provides services to Stephen A. Wynn, Chairman of the Board of Directors and Chief Executive Officer (“Mr. Wynn”), and certain other executive officers of the Wynn Resorts, including the personal use of the corporate aircraft, household employees, construction work and other personal services. Mr. Wynn and other officers have deposits with the Company to prepay any such items, which are replenished on an ongoing basis as needed. At June 30, 2005 and December 31, 2004, the Company’s net liability to Mr. Wynn and other officers was approximately $46,000 and $71,000, respectively.

The Wynn Collection

On April 28, 2005, the Company opened a gallery displaying The Wynn Collection, a collection of fine art owned by Mr. Wynn and his wife, Elaine P. Wynn (“Mrs. Wynn”), who is also a director of Wynn Resorts. From April 28, 2005 through June 30, 2005, Mr. and Mrs. Wynn leased The Wynn Collection to the Company for an annual fee of one dollar ($1). The Company retained all revenues from the public display of The Wynn Collection and the related merchandising revenues and was responsible for all the expenses incurred in exhibiting and safeguarding the collection. On June 30, 2005, the Art Rental and Licensing Agreement (the “Art Agreement”) was amended. Under the terms of the new Art Agreement, Mr. and Mrs. Wynn lease The Wynn Collection to Wynn Gallery, LLC, a direct subsidiary of Wynn Resorts, through June 30, 2015, for an annual fee of one dollar ($1). Wynn Gallery, LLC retains all revenues from the public display of The Wynn Collection and the related merchandising revenues, and is responsible for all expenses incurred in exhibiting and safeguarding The Wynn Collection, including the cost of insurance (including terrorism insurance) and taxes relating to the rental of The Wynn Collection. After specified notice periods, Wynn Gallery, LLC or Mr. Wynn may terminate the lease. Subject to certain notice restrictions, Mr. Wynn has the right to remove or replace any or all of the works of art displayed in the art gallery.

Wynn Gallery, LLC, in turn, leases gallery space in the Wynn Las Vegas resort from the Company for the public display of The Wynn Collection. The maximum term of this lease is ten years, and monthly rent is $11,342 (the “Base Rent”) plus 50% of the net profits of the art gallery to the extent such amount exceeds the Base Rent. In addition, under the Art Gallery Lease, the Company provides certain services to Wynn Gallery, LLC in connection with the operation of the art gallery, including utilities, cleaning, pest control, personnel services and insurance coverage. In consideration for these services, Wynn Gallery, LLC pays the Company an amount equal to its out-of-pocket expenses incurred in providing such services plus a fee of 5% of such expenses.

The “Wynn” Surname

On August 6, 2004, Holdings entered into agreements with Mr. Wynn that confirm and clarify the Holdings’ rights to use the “Wynn” name and Mr. Wynn’s persona in connection with its affiliates’ casino resorts. Under the parties’ Surname Rights Agreement, Mr. Wynn granted Holdings an exclusive, fully paid-up, perpetual, worldwide

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

license to use, and to own and register trademarks and service marks incorporating the “Wynn” name for casino resorts and related businesses, together with the right to sublicense the name and marks to its affiliates. Under the parties’ Rights of Publicity License, Mr. Wynn granted Holdings the exclusive, royalty-free, worldwide right to use his full name, persona and related rights of publicity for casino resorts and related businesses, together with the ability to sublicense the persona and publicity rights to its affiliates, until October 24, 2017. On December 14, 2004, the Company and Holdings entered into a license agreement relating to the Company’s use of Mr. Wynn’s name and persona.

Villa Suite Lease

Effective July 1, 2005, Mr. and Mrs. Wynn lease from year to year a villa suite in the Wynn Las Vegas resort as their personal residence. Rent is determined each year by the Audit Committee of the Board of Directors of Wynn Resorts (the “Audit Committee”), and is based on the fair market value of the use of the suite accommodations. Based on a third-party appraisal, the Audit Committee set the rental for the first lease year at $580,000. All services for, and maintenance of, the suite are included in the rental, with certain exceptions.

Amounts Due to Affiliates

As of June 30, 2005, the Company’s net due to affiliates was primarily comprised of construction payables, construction retention and other operating liabilities of approximately $62.3 million, $67.8 million and $13.7 million, respectively. As of December 31, 2004, the Company’s net due to affiliates was primarily comprised of construction payables, construction retention and other operating liabilities of approximately $64.4 million, $58.7 million and $18.7 million, respectively.

Corporate Allocations

During the three and six month periods ended June 30, 2005 and 2004, the accompanying statements of operations include allocations from Wynn Resorts for legal, accounting, human resource, information services, real estate, and other corporate support services. The corporate support service allocations have been determined on a basis that Wynn Resorts and the Company consider to be reasonable estimates of the utilization of service provided or the benefit received by the Company. Allocation methods include specific identification, relative cost and headcount. However, Wynn Resorts maintains corporate offices at Wynn Las Vegas without charge from the Company.

5. Property and Equipment

Property and equipment as of June 30, 2005 and December 31, 2004, consist of the following (amounts in thousands):

	June 30, 2005	December 31, 2004
Land and improvements	$588,627	$353,544
Buildings and improvements	1,135,202	1,041
Airplanes	44,254	44,185
Furniture, fixtures and equipment	552,552	11,424
Construction in progress	27,588	1,448,328

	2,348,223	1,858,522
Less: accumulated depreciation	(27,415)	(3,640)

	$2,320,808	$1,854,882

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Construction in progress for the three and six months ended June 30, 2005 and 2004 includes interest and other costs capitalized in conjunction with the Wynn Las Vegas and Encore projects. Capitalization of interest and other costs relating to Wynn Las Vegas ceased upon completion and opening of Wynn Las Vegas. Costs, including interest, relating to Encore will continue during its development and construction phases.

6. Long-Term Debt

Long-term debt as of June 30, 2005 and December 31, 2004, consists of the following (amounts in thousands):

	June 30, 2005	December 31, 2004
6 5/8% First Mortgage Notes, due December 1, 2014	$1,300,000	1,300,000
$400.0 million Delay Draw Term Loan Facility; interest at LIBOR plus 2.125% (approximately 5.475% and 4.575%, respectively)	400,000	26,564
Note payable - Aircraft; interest at LIBOR plus 2.375% (approximately 5.465%)	44,750	—
12% Second Mortgage Notes, net of original issue discount of approximately $486,000 and $531,000, respectively due November 1, 2010; effective interest at approximately 12.9%	9,656	9,611

	$1,754,406	$1,336,175

Wynn Las Vegas Credit Facilities

The Company borrowed the remaining $373.4 million available under its delay draw term loan facility during the first quarter of 2005, as required under the agreements governing its credit facilities. The total $400 million of proceeds funded a portion of the total cost of the construction of Wynn Las Vegas.

During the second quarter of 2005, the Company amended certain agreements pertaining to its credit facilities, specifically its Credit Agreement and its Master Disbursement Agreement, to among other things, (i) increase the limitation on expenditures for Encore project costs from $950 million to $1.4 billion; (ii) under certain circumstances, increase the annual limitation on capital expenditures for the year 2008 and each year thereafter from $120 million to $160 million; (iii) permit a transfer of up to five acres of the land currently owned by Wynn Golf, LLC, but not being used for the Wynn Las Vegas golf course, to Wynn Las Vegas, LLC for use in connection with Encore; (iv) extend the deadlines for certain deliverables related to Encore from various dates beginning April 15, 2005 to December 31, 2005; and (v) extend the dates for the opening and final completion of Encore to September 30, 2008 and December 31, 2008, respectively.

As of June 30, 2005, the Company is in compliance with all of the covenants governing its debts facilities.

Note Payable - Aircraft

As provided for in the Company’s credit facilities, on May 24, 2005, World Travel, LLC, a subsidiary of the Company, borrowed an aggregate amount of $44.75 million under term loans which terminate and are payable in full on May 24, 2010. The term loans are guaranteed by the Company and secured by a first priority security interest in World Travel, LLC’s corporate aircraft. Principal and interest is payable quarterly and interest is calculated at the London Interbank Offered Rate (“LIBOR”) plus a margin of 2.375%. In addition to scheduled

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

amortization payments, the Company is required to prepay the loans if certain events of loss with respect to the aircraft occur. Beginning on December 31, 2006, the Company may prepay all or any portion of the loans subject to a minimum prepayment of $10.0 million.

Wynn Las Vegas Interest Rate Swaps

On December 14, 2004, the Company terminated two interest rate swaps. As a result, the Company received approximately $9.6 million in settlement of the related asset, which is being amortized from accumulated other comprehensive income to reduce interest expense over the original contract life of the two interest rate swaps. Approximately $1.2 million and $2.4 million was amortized against interest expense during the three and six months ended June 30, 2005.

Also on December 14, 2004, the Company entered into two new interest rate swap arrangements to hedge the underlying interest rate risk on the $400.0 million of term loan borrowings outstanding under the new credit facilities, which bear interest at LIBOR plus 2.125%. Under each of these two new interest rate swap arrangements, the Company receives payments at a variable rate of LIBOR and pay a fixed rate of 3.793% on $200 million notional amount set forth in each of the swap instruments through December 2008. The interest rate swaps are expected to be effective as hedging instruments as long as sufficient term loan borrowings are outstanding, and effectively fix the interest rate on these borrowings at approximately 5.918%. Any ineffectiveness will increase the Company’s recorded interest expense in the consolidated financial statements.

As of June 30, 2005, the Company recorded in other assets the fair value of the net effect of the two new interest rate swaps of approximately $2.5 million, an increase of $1.9 million compared to the value of $583,000 at December 31, 2004. Because there has been no ineffectiveness in the hedging relationship, the corresponding change in fair value of equal amount is reported in other comprehensive income.

The fair value approximates the amount the Company would receive if these contracts were settled at the respective valuation dates. Fair value is estimated based upon current, and predictions of future, interest rate levels along a yield curve, the remaining duration of the instruments and other market conditions. Therefore, the fair value is subject to significant estimation and a high degree of variability of fluctuation between periods.

7. Commitments and Contingencies

Construction

On April 28, 2005, Wynn Las Vegas opened to the public and construction was virtually complete. As of June 30, 2005, certain minor construction activities, primarily punchlist items and completion of a theater, continue. We expect that the total project cost will be in the range of $2.7 to $2.75 billion, however, consistent with large-scale construction projects, determination of the final Wynn Las Vegas project cost is subject to a complete accounting after the date of final completion (as defined in the contract with the general contractor), which will occur in late 2005.

Through June 30, 2005, the Company had funded approximately $2.66 billion of Wynn Las Vegas project costs. As of June 30, 2005, the Company had certain restricted cash balances for Wynn Las Vegas, including a $50.0 million completion guarantee balance and a $30.0 million liquidity reserve, and availability under its credit facilities. The Company believes such balances and availability will be sufficient to pay the final project costs of Wynn Las Vegas.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Encore Development

Due to the strong demand for Wynn Las Vegas, continued strength in the Las Vegas market, and the Company’s desire to maximize the potential of its substantial real estate assets, the Company continues to evaluate the scope of Encore as part of its overall master plan. The current Encore program features an approximately 1,550-room hotel tower fully integrated with Wynn Las Vegas, consisting of approximately 300 suites and approximately 1,250 guest rooms. Encore will have additional entertainment venues, restaurants, nightclubs, swimming pools, casino gaming, a spa and salon, convention and meeting space, and retail outlets.

In June 2005, the Company received the necessary consents from the holders of its 6 5/8% First Mortgage Notes due 2014 (“First Mortgage Notes”) and the Company’s lenders to extend the deadline for approval of the Encore Budget, Plans and Specifications (the “Encore Budget, Plans and Specifications”) from June 30, 2005 to December 31, 2005 and to extend the outside date for completion of Encore from March 31, 2008 to December 31, 2008. The Company currently anticipates that Encore will open in the second or third quarter of 2008.

Although the budget has not been finalized and must be approved by the Wynn Resorts’ Board of Directors, the Company expects that the remaining proceeds from the First Mortgage Notes, together with availability under its existing credit facilities and cash flow from the operations of Wynn Las Vegas, will be sufficient to pay for expenditures of up to $1.4 billion, if needed, on the Encore project without incurring additional debt or receiving additional capital contributions from Wynn Resorts. The availability of notes proceeds and funds under the credit agreement in excess of $100.0 million is subject to approval of the Encore Budget, Plans and Specifications by a majority of arrangers or lenders. Once the Company has finalized the scope and plans for Encore, it will seek the necessary approvals from its lenders.

Entertainment Productions

The Company has entered into long-term agreements with Productions Du Dragon, S.A., a production services company (“Dragon”), and Calitri Services and Licensing Limited Liability Company, its affiliated creative production company (“Calitri”), for the licensing, creation, development and executive production of the water-based production show at Wynn Las Vegas named “Le Rêve, A Small Collection of Imperfect Dreams.” Under these agreements, as amended, the Company paid certain up-front creation and licensing fees, production costs and, since opening of the production, pays royalties of up to 10% of net ticket revenues and 10% of gross retail sales, and 50% of the show profits to Dragon and Calitri as calculated in accordance with the terms of the agreements. The term of each of the agreements is ten years after the opening date of the show with one five-year renewal option.

The Company also has an option with Dragon and Calitri for the development of a second production show for Wynn Las Vegas or for another project. The exercise of the option will require the payment of an additional $1.0 million and any additional project will require additional funds to develop.

In June 2004, the Company purchased the rights to stage “Avenue Q,” the Tony Award-winning musical production currently playing on Broadway in New York City. The Company also entered into a Production Services Agreement with Q Las Vegas, LLC, an affiliate of the New York producer, for all production services. The Company will present this show at Wynn Las Vegas’ second showroom, the Broadway Theater, which is scheduled to open on August 27, 2005.

At June 30, 2005 and December 31, 2004, other assets included $35.6 million and $32.9 million, respectively, of amounts paid or accrued for production rights and creation and development costs in conjunction with these entertainment agreements.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Leases

The Company is the lessor under leases for seven retail outlets (including a Ferrari and Maserati automobile dealership and a Brioni mens’ clothing store operated through joint ventures 50% owned by Wynn Resorts) and entered into license and distribution agreements for five additional retail outlets. Each of these retail outlets opened concurrently with the opening of Wynn Las Vegas. In connection with these arrangements, Wynn Las Vegas provided some of the retail lessees an allowance for improvements. These improvement allowances were included in the budgeted costs to construct Wynn Las Vegas.

The Company is also the lessee under several leases for office space, warehouse facilities, the land underlying the Company’s aircraft hangar and certain office equipment.

Self-insurance

The Company and its subsidiaries are covered under a self-insured medical plan up to a maximum of $200,000 per year for each insured person. Amounts in excess of these thresholds are covered by the Company’s insurance programs, subject to customary policy limits.

Employment Agreements

The Company has entered into employment agreements with several executive officers, other members of management and certain key employees. These agreements generally have three- to five-year terms and typically indicate a base salary with specified annual increases, and often contain provisions for guaranteed bonuses. Certain executives are also entitled to a separation payment if terminated without “cause” or upon voluntary termination of employment for “good reason” following a “change of control” (as these terms are defined in the employment contracts).

Litigation

The Company does not have any material litigation as of June 30, 2005.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

8. Segment Information

The Company monitors its operations by reviewing the earnings before interest, taxes, depreciation and amortization for the Wynn Las Vegas casino resort, as adjusted for preopening expenses and certain other items (“Adjusted Property EBITDA”). The Company currently operates only one segment, Wynn Las Vegas. Wynn Las Vegas opened on April 28, 2005. Following is the Company’s segmented operating results:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues
Casino	$98,715	$—	$98,715	$—
Rooms	44,632	—	44,632	—
Food and beverage	48,056	—	48,056	—
Entertainment, retail and other	34,651	—	34,659	—

Gross revenues	226,054	—	226,062	—
Less promotional allowances	(24,934)	—	(24,934)	—

Net revenues	$201,120	$—	$201,128	$—

Adjusted Property EBITDA (1)	$58,735	$(2)	$58,735	$(2)

Other operating costs and expenses
Wynn Las Vegas:
Preopening expenses	(36,900)	(8,756)	(65,137)	(15,877)
Depreciation and amortization	(23,376)	(285)	(24,260)	(443)
Management fees and allocations	(6,067)	—	(6,067)	—
Other	(131)	(818)	(1,669)	(1,087)

Total	(66,474)	(9,859)	(97,133)	(17,407)

Operating loss	(7,739)	(9,861)	(38,398)	(17,409)

Other non-operating costs and expenses
Interest income	4,084	458	7,835	1,236
Interest expense, net	(21,308)	—	(21,307)	—
Loss on early extinguishment of debt	—	(25,628)	—	(25,628)

Total	(17,224)	(25,170)	(13,472)	(24,392)

Net loss	$(24,962)	$(35,031)	$(51,870)	$(41,801)

(1)	“Adjusted Property EBITDA” is earnings before interest, taxes, depreciation, amortization, pre-opening expenses, losses on sales of assets, losses from incidental operations, and other non operating income and expenses. Management uses Adjusted Property EBITDA as the primary measure of the operating performance of Wynn Las Vegas and to compare the operating performance of Wynn Las Vegas with that of its competitors. Adjusted Property EBITDA should not be construed as an alternative to operating income, as an indicator of the Company’s performance, as an alternative to cash flows from operating activities, as a measure of liquidity, or as any other measure determined in accordance with generally accepted accounting principles in the United States. The Company has significant uses of cash flows, including capital expenditures, preopening costs interest payments and debt principal repayments, which are not reflected in Adjusted Property EBITDA. Also, other companies may calculate Adjusted Property EBITDA in a different manner than the Company.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

9. Subsequent Events

Additional Entertainment Production

On July 20, 2005, the Company entered into an agreement with Spamalot, LLC to produce and present “Monty Python’s Spamalot” in a new theater to be constructed at the Wynn Las Vegas casino resort. The new theater is expected to be adjacent to the existing Wynn Theater and will include a merchandise store, food and beverage facilities and a themed “Spamalot Environment.” Under the agreement, the Company is responsible for construction of the theater and related facilities, as well as advancing the initial production costs. The Company expects that these costs, together with certain rights fees, will exceed $50 million. The construction cost and completion date for the theater, and the opening date for the production, have not yet been determined.

Ferrari and Maserati Automobile Dealership

On July 29, 2005, Wynn Resorts contributed the membership interests of its wholly-owned subsidiary, Kevyn, LLC, to Wynn Las Vegas, LLC. Kevyn LLC has a 50% ownership interest in PW Automotive, LLC, a joint venture operating a Ferrari and Maserati automobile dealership in Wynn Las Vegas.

10. Consolidating Financial Information of Guarantors and Issuers

The following consolidating financial statements present information related to the Issuers of the First Mortgage Notes and their guarantor subsidiaries (World Travel, LLC; Las Vegas Jet, LLC; Wynn Show Performers, LLC; Wynn Golf, LLC and Wynn Sunrise, LLC) and non-guarantor subsidiary (Wynn Completion Guarantor, LLC) as of June 30, 2005 and December 31, 2004, and for the three and six months ended June 30, 2005 and 2004.

The following condensed consolidating financial statements are presented in the provided form because: (i) the guarantor subsidiaries are wholly owned subsidiaries of Wynn Las Vegas, LLC (an issuer of the First Mortgage Notes); (ii) the guarantee is considered to be full and unconditional, that is, if the Issuers fail to make a scheduled payment, the guarantor subsidiaries are obligated to make the scheduled payment immediately and, if it does not, any holder of the First Mortgage Notes may immediately bring suit directly against the guarantor subsidiaries for payment of all amounts due and payable; and (iii) the guarantee is joint and several.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONSOLIDATING BALANCE SHEET INFORMATION

AS OF JUNE 30, 2005

(amounts in thousands)

	Issuers	Guarantor Subsidiaries	Nonguarantor Subsidiary	Eliminating Entries	Total
ASSETS
Current assets:
Cash and cash equivalents	$172,334	$4	$—	$—	$172,338
Restricted cash and investments	116,841	—	20,000	—	136,841
Receivables, net	55,118	169	—	—	55,287
Inventories	29,324	—	—	—	29,324
Prepaid expenses	5,527	—	—	—	5,527

Total current assets	379,144	173	20,000	—	399,317

Restricted cash and investments	332,709	—	30,600	—	363,309
Property and equipment, net	2,151,132	169,676	—	—	2,320,808
Water rights	256	6,144	—	—	6,400
Trademark	1,000	—	—	—	1,000
Deferred financing costs	64,763	267	—	—	65,030
Investment in subsidiaries	6,797	—	—	(6,797)	—
Other assets	81,302	5	—	—	81,307

Total assets	$3,017,103	$176,265	$50,600	$(6,797)	$3,237,171

LIABILITIES AND MEMBER’S EQUITY
Current liabilities:
Accounts and construction payables	$40,823	$117	$—	$—	$40,940
Accrued interest	7,636	—	—	—	7,636
Accrued compensation and benefits.	24,799	476	—	—	25,275
Other accrued expenses	19,920	229	—	—	20,149
Customer deposits and other related liabilities	27,722	—	—	—	27,722
Due to affiliates	(30,744)	125,948	20,000	—	115,204

Total current liabilities	90,156	126,770	20,000	—	236,926

Long-term debt	1,709,656	44,750	—	—	1,754,406
Other long-term liabilities	287	—	—	—	287
Due to affiliates	—	—	28,548	—	28,548

Total liabilities	1,800,099	171,520	48,548	—	2,020,167

Commitments and contingencies

Member’s equity:
Contributed capital	1,445,276	11,802	—	(11,802)	1,445,276
Accumulated other comprehensive income	9,488	—	—	—	9,488
Accumulated deficit	(237,760)	(7,057)	2,052	5,005	(237,760)

Total member’s equity	1,217,004	4,745	2,052	(6,797)	1,217,004

Total liabilities and member’s equity	$3,017,103	$176,265	$50,600	$(6,797)	$3,237,171

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONSOLIDATING BALANCE SHEET INFORMATION

AS OF DECEMBER 31, 2004

(amounts in thousands)

	Issuers	Guarantor Subsidiaries	Nonguarantor Subsidiary	Eliminating Entries	Total
ASSETS
Current assets:
Cash and cash equivalents	$25,692	$(1)	$—	$—	$25,691
Restricted cash and investments	115,301	—	—	—	115,301
Receivables, net	111	106	—	—	217
Inventories	758	—	—	—	758
Prepaid expenses	3,072	123	—	—	3,195

Total current assets	144,934	228	—	—	145,162

Restricted cash and investments	613,246	—	50,043	—	663,289
Property and equipment, net	1,692,228	162,654	—	—	1,854,882
Water rights	256	6,144	—	—	6,400
Trademark	1,000	—	—	—	1,000
Deferred financing costs	62,370	—	—	—	62,370
Investment in subsidiaries	7,426	—	—	(7,426)	—
Other assets	54,026	972	—	—	54,998

Total assets	$2,575,486	$169,998	$50,043	$(7,426)	$2,788,101

LIABILITIES AND MEMBER’S EQUITY
Current liabilities:
Accounts and construction payables	$15,800	$88	$—	$—	$15,888
Accrued interest	4,952	—	—	—	4,952
Accrued compensation and benefits.	3,016	112	—	—	3,128
Other accrued expenses	7,286	307	—	—	7,593
Customer deposits and other related liabilities	1,006	—	—	—	1,006
Due to affiliates	122,274	—	—	—	122,274

Total current liabilities	154,334	507	—	—	154,841

Long-term debt	1,336,175	—	—	—	1,336,175
Other long-term liabilities	860	—	—	—	860
Due to affiliates	(192,550)	163,560	48,548	—	19,558

Total liabilities	1,298,819	164,067	48,548	—	1,511,434

Commitments and contingencies

Member’s equity:
Contributed capital	1,452,550	11,195	—	(11,195)	1,452,550
Accumulated other comprehensive income	10,007	—	—	—	10,007
Accumulated deficit	(185,890)	(5,264)	1,495	3,769	(185,890)

Total member’s equity	1,276,667	5,931	1,495	(7,426)	1,276,667

Total liabilities and member’s equity	$2,575,486	$169,998	$50,043	$(7,426)	$2,788,101

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

THREE MONTHS ENDED JUNE 30, 2005

(amounts in thousands)

(unaudited)

	Issuers	Guarantor Subsidiaries	Nonguarantor Subsidiary	Eliminating Entries	Total
Operating revenues:
Casino	$98,715	$—	$—	$—	$98,715
Rooms	44,632	—	—	—	44,632
Food and beverage	48,056	—	—	—	48,056
Entertainment, retail and other	34,649	2	—	—	34,651

Gross revenues	226,052	2	—	—	226,054
Less promotional allowances	(24,934)	—	—	—	(24,934)

Net revenues	201,118	2	—	—	201,120

Operating costs and expenses:
Casino	42,280	—	—	—	42,280
Rooms	11,780	—	—	—	11,780
Food and beverage	33,706	—	—	—	33,706
Entertainment, retail and other	20,262	—	—	—	20,262
General and administrative	31,811	(493)	—	—	31,318
Provision for doubtful accounts	8,611	—	—	—	8,611
Pre-opening costs	36,901	(105)	—	—	36,796
Depreciation and amortization	23,376	681	—	—	24,057
Loss on sale of assets	17	—	—	—	17
Loss from incidental operations	32	—	—	—	32

Total operating costs and expenses	208,776	83	—	—	208,859

Operating loss	(7,658)	(81)	—	—	(7,739)

Equity in income (loss) from subsidiaries	(18)	—	—	18	—

Other income/(expense):
Interest income	3,769	—	315	—	4,084
Interest expense, net	(21,055)	(252)	—	—	(21,307)
Loss on early extinguishment of debt	—	—	—	—	—

Other income (expense), net	(17,286)	(252)	315	—	(17,223)

Net income (loss)	$(24,962)	$(333)	$315	$18	$(24,962)

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

THREE MONTHS ENDED JUNE 30, 2004

(amounts in thousands)

(unaudited)

	Issuers	Guarantor Subsidiaries	Nonguarantor Subsidiary	Eliminating Entries	Total
Operating revenues:
Casino	$—	$—	$—	$—	$—
Rooms	—	—	—	—	—
Food and beverage	—	—	—	—	—
Entertainment, retail and other	—	—	—	—	—

Gross revenues	—	—	—	—	—
Less promotional allowances	—	—	—	—	—

Net revenues	—	—	—	—	—

Operating costs and expenses:
Casino	—	—	—	—	—
Rooms	—	—	—	—	—
Food and beverage	—	—	—	—	—
Entertainment, retail and other	2	—	—	—	2
General and administrative	—	—	—	—	—
Provision for doubtful accounts	—	—	—	—	—
Pre-opening costs	8,756	(313)	—	—	8,443
Depreciation and amortization	285	489	—	—	774
Loss on sale of assets	—	550	—	—	550
Loss from incidental operations	92	—	—	—	92

Total operating costs and expenses	9,135	726	—	—	9,861

Operating loss	(9,135)	(726)	—	—	(9,861)

Equity in income (loss) from subsidiaries	(604)	—	—	604	—

Other income/(expense):
Interest income	336	—	122	—	458
Interest expense, net	—	—	—	—	—
Loss on early extinguishment of debt	(25,628)	—	—	—	(25,628)

Other income (expense), net	(25,292)	—	122	—	(25,170)

Net income (loss)	$(35,031)	$(726)	$122	$604	$(35,031)

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

SIX MONTHS ENDED JUNE 30, 2005

(amounts in thousands)

(unaudited)

	Issuers	Guarantor Subsidiaries	Nonguarantor Subsidiary	Eliminating Entries	Total
Operating revenues:
Casino	$98,715	$—	$—	$—	$98,715
Rooms	44,632	—	—	—	44,632
Food and beverage	48,056	—	—	—	48,056
Entertainment, retail and other	34,657	2	—	—	34,659

Gross revenues	226,060	2	—	—	226,062
Less promotional allowances	(24,934)	—	—	—	(24,934)

Net revenues	201,126	2	—	—	201,128

Operating costs and expenses:
Casino	42,280	—	—	—	42,280
Rooms	11,780	—	—	—	11,780
Food and beverage	33,706	—	—	—	33,706
Entertainment, retail and other	20,267	—	—	—	20,267
General and administrative	31,810	(492)	—	—	31,318
Provision for doubtful accounts	8,611	—	—	—	8,611
Pre-opening costs	65,137	749	—	—	65,886
Depreciation and amortization	24,260	1,308	—	—	25,568
Loss on sale of assets	17	(12)	—	—	5
Loss from incidental operations	113	(8)	—	—	105

Total operating costs and expenses	237,981	1,545	—	—	239,526

Operating loss	(36,855)	(1,543)	—	—	(38,398)

Equity in income (loss) from subsidiaries	(1,236)	—	—	1,236	—

Other income/(expense):
Interest income	7,277	1	557	—	7,835
Interest expense, net	(21,056)	(251)	—	—	(21,307)
Loss on early extinguishment of debt	—	—	—	—	—

Other income (expense), net	(13,779)	(250)	557	—	(13,472)

Net income (loss)	$(51,870)	$(1,793)	$557	$1,236	$(51,870)

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

SIX MONTHS ENDED JUNE 30, 2004

(amounts in thousands)

(unaudited)

	Issuers	Guarantor Subsidiaries	Nonguarantor Subsidiary	Eliminating Entries	Total
Operating revenues:
Casino	$—	$—	$—	$—	$—
Rooms	—	—	—	—	—
Food and beverage	—	—	—	—	—
Entertainment, retail and other	—	—	—	—	—

Gross revenues	—	—	—	—	—
Less promotional allowances	—	—	—	—	—

Net revenues	—	—	—	—	—

Operating costs and expenses:
Casino	—	—	—	—	—
Rooms	—	—	—	—	—
Food and beverage	—	—	—	—	—
Entertainment, retail and other	2	—	—	—	2
General and administrative	—	—	—	—	—
Provision for doubtful accounts	—	—	—	—	—
Pre-opening costs	15,877	(615)	(5)	—	15,257
Depreciation and amortization	443	978	—	—	1,421
Loss on sale of assets	—	550	—	—	550
Loss from incidental operations	179	—	—	—	179

Total operating costs and expenses	16,501	913	(5)	—	17,409

Operating loss	(16,501)	(913)	5	—	(17,409)

Equity in income (loss) from subsidiaries	(644)	—	—	644	—

Other income/(expense):
Interest income	972	—	264	—	1,236
Interest expense, net	—	—	—	—	—
Loss on early extinguishment of debt	(25,628)	—	—	—	(25,628)

Other income (expense), net	(24,656)	—	264	—	(24,392)

Net income (loss)	$(41,801)	$(913)	$269	$644	$(41,801)

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONSOLIDATING STATEMENTS OF CASH FLOWS INFORMATION

SIX MONTHS ENDED JUNE 30, 2005

(amounts in thousands)

(unaudited)

	Issuers	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminating Entries	Total
Cash flows from operating activities:
Net income (loss)	$(51,870)	$(1,793)	$557	$1,236	$(51,870)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	24,260	1,308	—	—	25,568
Amortization and writeoff of deferred financing costs and OID	3,647	3	—	—	3,650
Equity in loss from subsidiaries	1,236	—	—	(1,236)	—
Provision for doubtful accounts	8,611	—	—	—	8,611
(Gain)/Loss on sale of assets	17	(12)	—	—	5
Increase (decrease) in cash from changes in:
Receivables, net	(63,618)	(63)	—	—	(63,681)
Inventories and Prepaid expenses	(31,594)	123	—	—	(31,471)
Accounts payable and accrued expenses	99,840	315	—	—	100,155

Net cash (used in) provided by operating activities	(9,471)	(119)	557	—	(9,033)

Cash flows from investing activities:
Capital expenditures, net of construction payables	(486,819)	(8,341)	—	—	(495,160)
Restricted cash and Investments	278,997	—	(557)	—	278,440
Other assets	(22,399)	967	—	—	(21,432)
Due to related parties	20,096	(37,005)	—	—	(16,909)
Proceeds from sale of assets	—	23	—	—	23

Net cash used in investing activities	(210,125)	(44,356)	(557)	—	(255,038)

Cash flows from financing activities:
Payments on long-term debt	(19,000)	—	—	—	(19,000)
Proceeds from issuance of long-term debt	392,436	44,750	—	—	437,186
Payment on long-term liabilities	—	—	—	—	—
Deferred financing costs	(7,198)	(270)	—	—	(7,468)

Net cash provided by financing activities	366,238	44,480	—	—	410,718

Cash and cash equivalents:
Increase in cash and cash equivalents	146,642	5	—	—	146,647
Balance, beginning of period	25,692	(1)	—	—	25,691

Balance, end of period	$172,334	$4	$—	$—	$172,338

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONSOLIDATING STATEMENTS OF CASH FLOWS INFORMATION

SIX MONTHS ENDED JUNE 30, 2004

(amounts in thousands)

(unaudited)

	Issuers	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminating Entries	Total
Cash flows from operating activities:
Net income (loss)	$(41,801)	$(913)	$269	$644	$(41,801)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	443	978	—	—	1,421
Amortization of deferred financing costs and OID	17,067	—	—	—	17,067
Loss on sale of assets	—	550	—	—	550
Equity in loss from subsidiaries	644	—	—	(644)	—
Increase (decrease) in cash from changes in:
Receivables, net	10	—	—	—	10
Inventories and prepaid expenses	(1,061)	299	—	—	(762)
Accounts payable and accrued expenses	1,616	(10)	—	—	1,606

Net cash (used in) provided by operating activities	(23,082)	904	269	—	(21,909)

Cash flows from investing activities:
Capital expenditures, net of construction payables	(356,362)	(40)	—	—	(356,402)
Restricted cash and Investments	225,757	—	144	—	225,901
Investment in subsidiaries					—
Other assets	(11,307)	—	—	—	(11,307)
Due from related parties	253,705	(862)	(413)	—	252,430

Net cash provided by (used in) investing activities	111,793	(902)	(269)	—	110,622

Cash flows from financing activities:
Proceeds from issuance of long-term debt	32,038	—	—	—	32,038
Principal payments of long-term debt	(122,420)	—	—	—	(122,420)

Net cash used in financing activities	(90,382)	—	—	—	(90,382)

Cash and cash equivalents:
Increase (decrease) in cash and cash equivalents	(1,671)	2	—	—	(1,669)
Balance, beginning of period	18,236	(2)	—	—	18,234

Balance, end of period	$16,565	$—	$—	$—	$16,565

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and the condensed notes thereto included elsewhere in this Quarterly Report on Form 10-Q. Unless the context otherwise requires, all references herein to the “Company,” “we,” “us” or “our,” or similar terms, refer to Wynn Las Vegas, LLC, a Nevada limited liability company and its consolidated subsidiaries.

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Certain information included in this Quarterly Report on Form 10-Q contains statements that are forward-looking, including, but not limited to, statements relating to our business strategy and development activities as well as other capital spending, financing sources, the effects of regulation (including gaming and tax regulations), expectations concerning future operations, margins, profitability and competition. Any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, in some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “would,” “could,” “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “continue” or the negative of these terms or other comparable terminology. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by us. These risks and uncertainties include, but are not limited to, conditions precedent to funding under the agreement governing the disbursement of the proceeds of certain of our debt offerings and borrowings under our credit facilities, competition in the casino/hotel and resorts industries, our intention to fund a substantial portion of the development and construction costs of Encore at Wynn Las Vegas (“Encore”) with anticipated cash flows generated at our Wynn Las Vegas casino resort, new development and construction activities of competitors, our lack of operating history, our dependence on Stephen A. Wynn and existing management, our dependence on one property for all of our cash flow, leverage and debt service (including sensitivity to fluctuations in interest rates), levels of travel, leisure and casino spending, general domestic or international economic conditions, pending or future legal proceedings, changes in federal or state tax laws or the administration of such laws, changes in gaming laws or regulations (including the legalization of gaming in certain jurisdictions), applications for licenses and approvals under applicable jurisdictional laws and regulations (including gaming laws and regulations), the impact that an outbreak of an infectious disease, such as severe acute respiratory syndrome (“SARS”) or the impact of a natural disaster, such as the tsunami which struck southeast Asia in December 2004, may have on the travel and leisure industry, and the consequences of the war in Iraq and other military conflicts in the Middle East and any future security alerts and/or terrorist attacks. Further information on potential factors that could affect our financial condition, results of operations and business are included in our filings with the Securities and Exchange Commission (“SEC”). You should not place undue reliance on any forward-looking statements, which are based only on information currently available to us. We undertake no obligation to publicly release any revisions to such forward-looking statements to reflect events or circumstances after the date of this report.

Overview

Wynn Las Vegas, our first casino resort, opened on April 28, 2005. Including the on-site golf course, the resort occupies approximately 217 acres of land fronting the Las Vegas Strip and utilizes approximately 18 additional acres across Sands Avenue for employee parking. Wynn Las Vegas offers 2,716 rooms and suites, an approximately 111,000 square foot casino, 22 food and beverage outlets, an 18-hole golf course, approximately 223,000 square feet of meeting space, a Ferrari and Maserati automobile dealership and approximately 76,000 square feet of retail space. Until the opening of Wynn Las Vegas, we were solely a development stage company.

We continue to develop the budget plans and specifications for Encore, our second Las Vegas casino resort (the “Encore Budget, Plans and Specifications”), and expect Encore to open in the second or third quarter of 2008. There are significant risks associated with any major construction project, and unexpected developments or delays could occur.

Critical Accounting Policies and Estimates

Our consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America. Certain of our accounting policies require that management apply significant judgment in defining the appropriate assumptions integral to financial estimates. On an ongoing basis, management evaluates those estimates, including those relating to the estimated lives of depreciable assets, asset impairment, allowances for doubtful accounts, accruals for customer loyalty rewards, self insurance, contingencies, litigation and other items. Judgments are based on historical experience, terms of existing contracts, industry trends and information available from outside sources, as appropriate. However, by their nature, judgments are subject to an inherent degree of uncertainty, and therefore actual results could differ from our estimates.

Construction and Development Estimates

During construction, direct construction and development costs, such as those incurred for the design and construction of Wynn Las Vegas and Encore, the Wynn Las Vegas golf course and the Wynn Las Vegas water-based entertainment production, including interest, are capitalized. Accordingly, the recorded amounts of property and equipment increase significantly during the construction periods. Depreciation related to capitalized construction costs is recognized when the related assets are put in service. Accordingly, upon opening Wynn Las Vegas, we began recognizing depreciation on the assets of Wynn Las Vegas. Depreciation is recognized in our financial statements based on the straight-line method over the estimated useful lives of the corresponding assets as follows:

Buildings and improvements	40 years
Parking garage	15 years
Airplanes	7 to 20 years
Furniture, fixtures, equipment and land improvements	3 to 20 years

Costs of building repairs and maintenance are charged to expense when incurred. The cost and accumulated depreciation of property and equipment retired or otherwise disposed of is eliminated from the respective accounts and any resulting gain or loss is included in operating income or loss.

In addition, during construction and development, preopening or start-up costs are expensed when incurred. Significant costs were incurred and charged to preopening expenses through the second quarter of 2005, as anticipated. Although Wynn Las Vegas opened on April 28, 2005, start-up costs relating to Encore will continue to be charged to preopening expenses.

Allowance for Estimated Doubtful Accounts Receivable

We maintain an allowance, or reserve, for doubtful accounts. The provision for doubtful accounts, an operating expense, increases the allowance for doubtful accounts. Direct charge-offs decrease the allowance. We evaluate the allowance for doubtful accounts based on a specific review of customer accounts using management’s prior experience with collection trends in the casino industry and current economic and business conditions.

A substantial portion of our outstanding receivables relates to casino credit play. Credit play represents a significant portion of the table games volume at Wynn Las Vegas. We maintain strict controls over the issuance of markers and intend to aggressively pursue collection from those customers who fail to pay their marker balances timely. These collection efforts may include the mailing of statements and delinquency notices, personal contacts, the use of outside collection agencies, and civil litigation and criminal proceedings. Markers are generally legally enforceable instruments in the United States. Markers are not legally enforceable instruments in some foreign countries, but the United States assets of foreign customers may be used to satisfy judgments entered in the United States. At June 30, 2005, approximately 47% of our casino accounts receivable were owed by customers from foreign countries. The collectibility of markers given by foreign customers is affected by a number of factors including changes in currency exchange rates and economic conditions in the customers’ home countries.

Because individual customer account balances can be significant, the allowance and the provision can change significantly between periods, as information about a certain customer becomes known or as changes in a region’s economy or legal system occur.

Accruals

We estimate liabilities for certain self-insurance, customer loyalty program reward redemptions, contingencies, claims and litigation and other items, as appropriate. Management determines the adequacy of these estimates by reviewing the expected trends and from industry experience, and adjusts the assumptions utilized as necessary.

Recently Issued Accounting Standards

In December 2004, the FASB issued SFAS No. 123(R), “Share Based Payment.” This statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services or incurs a liability in exchange for goods and services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. It requires an entity to measure the costs of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and recognize that cost over the service period. This statement, according to SEC rule, is effective for us on January 1, 2006. We are currently evaluating the methodology to be used in measuring the fair value of stock-based compensation awards, as well as the impact that adoption of this statement will have on our consolidated financial position and results of operations.

In May 2005, FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (SFAS 154). SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle. It also requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. The statement will be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not expect the adoption of SFAS 154 to have a material effect on our consolidated financial position or results of operations.

Results of Operations

We offer gaming, hotel accommodations, dining, entertainment, retail shopping, convention services and other amenities at Wynn Las Vegas. The quality of the non-gaming amenities combined with our goal of providing an unparalleled total resort experience to our guests is expected to drive a premium in our non-gaming revenues. Consequently, we believe that revenues from our gaming activities will comprise a lower percentage of our total revenues than for many of our competitors.

We are currently reliant solely upon the operations of Wynn Las Vegas for our operating cash flow. Concentration of our cash flow in one property exposes us to certain risks that competitors, whose operations are more diversified, may be better able to control. In addition to the concentration of operations in a single property, many of our customers are high-end gaming customers who wager on credit, thus exposing us to increased credit risk. High-end gaming also increases the potential for variability in our results. Our interim period results will, to some degree, be affected by, among other things, major Las Vegas conventions, major sporting and other special events, and holidays; however, our operations are not expected to be highly impacted by seasonality.

We opened Wynn Las Vegas on April 28, 2005 and operated the casino resort for 64 days in the three and six-month periods ended June 30, 2005. Prior to opening Wynn Las Vegas, we were a development stage company and had not commenced operations, nor generated any significant revenues. We believe that our results of operations for the three and six month periods ended June 30, 2005 and 2004 are not indicative of results expected in the future.

Our net loss for the three months ended June 30, 2005 was $24.9 million, which represents a $10.1 million or 29% decrease from the net loss of $35.0 million for the quarter ended June 30, 2004. Our net loss for the six months ended June 30, 2005 was $51.9 million, which represents a $10.1 million or 24% increase from the net loss of $41.8 million for the six months ended June 30, 2004.

We expect that the operating revenues and expenses of Wynn Las Vegas will increase when we operate for a full quarter. We also expect that our preopening expenses, which were a significant contributor to the net losses incurred for the three and six months ended June 30, 2005 and 2004, will decrease in the near term. We will no longer incur preopening expenses associated with Wynn Las Vegas, although preopening expenses relating to Encore, which to date have not been material, will increase as the scope and plans for Encore are completed.

Financial results for the three and six months ended June 30, 2005 compared to the three and six months ended June 30, 2004.

The following table sets forth our financial results for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues
Casino	$98,715	$—	$98,715	$—
Rooms	44,632	—	44,632	—
Food and beverage	48,056	—	48,056	—
Entertainment, retail and other	34,651	—	34,659	—

Gross revenues	226,054	—	226,062	—
Less promotional allowances	(24,934)	—	(24,934)	—

Net revenues	$201,120	$—	$201,128	$—

Adjusted Property EBITDA (1)	$58,735	$(2)	$58,735	$(2)

Other operating costs and expenses
Wynn Las Vegas:
Preopening expenses	(36,900)	(8,756)	(65,137)	(15,877)
Depreciation and amortization	(23,376)	(285)	(24,260)	(443)
Management fees and allocations	(6,067)	—	(6,067)	—
Other	(131)	(818)	(1,669)	(1,087)

Total	(66,474)	(9,859)	(97,133)	(17,407)

Operating loss	(7,739)	(9,861)	(38,398)	(17,409)

Other non-operating costs and expenses
Interest income	4,084	458	7,835	1,236
Interest expense, net	(21,307)	—	(21,307)	—
Loss on early extinguishment of debt	—	(25,628)	—	(25,628)

Total	(17,224)	(25,170)	(13,472)	(24,392)

Net loss	$(24,962)	$(35,031)	$(51,870)	$(41,801)

(1)	“Adjusted Property EBITDA” is earnings before interest, taxes, depreciation, amortization, pre-opening expenses, losses on sales of assets, losses from incidental operations, and other non operating income and expenses. Management uses Adjusted Property EBITDA as the primary measure of the operating performance of Wynn Las Vegas and to compare the operating performance of Wynn Las Vegas with that of its competitors. Adjusted Property EBITDA should not be construed as an alternative to operating income, as an indicator of the Company’s performance, as an alternative to cash flows from operating activities, as a measure of liquidity, or as any other measure determined in accordance with generally accepted accounting principles in the United States. The Company has significant uses of cash flows, including capital expenditures, preopening costs interest payments and debt principal repayments, which are not reflected in Adjusted Property EBITDA. Also, other companies may calculate Adjusted Property EBITDA in a different manner than the Company.

The 64 days of operations from the opening of Wynn Las Vegas on April 28, 2005 through June 30, 2005 have no comparisons to prior periods.

Wynn Las Vegas’ casino revenues were comprised of table games revenues, slot machine revenues and other gaming revenues of approximately $62.0 million, $34.2 million and $2.5 million, respectively. The average table games win per table per day was $7,117, and our average slot win per unit per day was $273. Table games win percentage (before discounts) was 21.1%, which is within the expected range of 18% to 22%. Slot win percentage was within the expected range of 5% to 6% of handle.

During the same period, Wynn Las Vegas room revenues were approximately $44.6 million. Average daily rate (“ADR”) and occupancy for that period were $284 and 90.1%, respectively, generating revenues per available room (“REVPAR”) of $255. Other non-gaming revenues included food and beverage revenues of approximately $48.1 million, retail revenues of approximately $16.9 million, entertainment revenues of approximately $9.6 million, and other revenues from outlets such as the spa and salon of approximately $8.2 million.

Wynn Las Vegas’ adjusted EBITDA was approximately $58.7 million. Included in Adjusted EBITDA are direct departmental expenses not present in the 2004 periods presented herein. These departmental expenses include casino expenses of $42.3 million, rooms expenses of $11.8 million, food and beverage expenses of $33.7 million, and entertainment, retail and other expenses of $20.3 million. Also included in Adjusted EBITDA are approximately $25.3 million of general and administrative expenses.

Wynn Las Vegas’ preopening expenses increased by $28.1 million and $49.3 million or 321% and 310%, respectively, for the three and six month periods in 2005 compared to 2004, due primarily to a substantial increase in staffing required in the period immediately before the opening of Wynn Las Vegas. We believe we appropriately staffed Wynn Las Vegas to account for increased needs during this opening period and expect that natural staffing attrition will coincide with improvements in operational efficiencies.

Wynn Las Vegas’ depreciation and amortization increased by $23.1 million and $23.8 million, respectively to $23.4 million and $24.3 million, respectively, for the three and six month periods ended June 30, 2005 compared to $285,000 and $443,000 for the three and six month periods ended June 30, 2004. During construction of Wynn Las Vegas, costs incurred in the construction of the buildings, improvements to land and the purchases of assets for use in operations were capitalized. Once Wynn Las Vegas opened and these assets were placed into service, we began recognizing the associated depreciation expenses. The depreciation expenses will continue throughout the estimated useful lives of these assets and are a function of the total number of operating days in the period. Consequently, we expect depreciation expenses to increase in future periods.

Beginning with the opening of Wynn Las Vegas on April 28, 2005, Wynn Resorts charges a management fee to Wynn Las Vegas. The management fee is calculated as 1.5% of revenues and for the periods presented, approximately $3.0 million was charged by Wynn Resorts. In addition, approximately $3.1 million of corporate overhead allocations for salaries and other general and administrative expenses were charged to Wynn Las Vegas during the 64 days of operations.

Other operating costs and expense reflect preopening and depreciation expenses of subsidiaries of Wynn Las Vegas, LLC not considered as part of the Wynn Las Vegas casino resort (such as an aircraft and the company operating the aircraft) as well as losses on asset retirements and incidental operations.

Interest income increased by $3.6 million and $6.6 million, respectively, for the three and six months ended June 30, 2005, compared to 2004, due to the significant increase in the amount of cash balances available and invested from the remaining proceeds of our 6 5/8% First Mortgage Notes due 2014 (the “First Mortgage Notes”) and borrowings under the Company’s credit facilities that were invested during the three and six months ended June 30, 2005, compared to the same periods in 2004.

Interest expense, net, increased by $21.3 million for both the three and six months ended June 30, 2005, compared to 2004. During the three and six months ended June 30, 2004, Wynn Las Vegas was under construction and consequently, all of the interest costs were capitalized. Upon opening Wynn Las Vegas, the assets comprising Wynn Las Vegas were placed into service, and the majority of our interest cost was thereafter expensed.

Also, during 2004, we recorded a $25.6 million loss on the early retirement of $122.4 million of the original $370.0 million of 12% Second Mortgage Notes due 2010 (the “Second Mortgage Notes”). This loss resulted from the writeoff of associated deferred financing costs and original issue discount, as well as a 12% redemption premium, on the Second Mortgage Notes. Most of the remaining principal amount of the Second Mortgage Notes have since been repurchased.

Comprehensive loss of approximately $5.8 million for the three months ended June 30, 2005 and the comprehensive income of approximately $1.9 million for the six months ended June 30, 2005 decreased from the comprehensive income of $18.2 million and $6.3 million, respectively, for the three and six months ended June 30, 2004, due to the changes in the fair value of our two interest rate swaps during each of those periods. We seek to manage the interest rate risk associated with our variable rate borrowings, through balancing fixed-rate and variable-rate borrowings and the use of derivative financial instruments. Our interest rate swaps have been designated by us as cash flow hedges in accordance with prevailing accounting principles. As of June 30, 2005 and December 31, 2004, we recorded approximately $2.5 million and $583,000 in other assets, respectively, to reflect their fair value. These fair value amounts approximate the amount we would pay or receive if these contracts were settled at these dates. The changes in fair value for the three and six months ended June 30, 2005, recorded as a component of comprehensive income during those periods, was primarily due to lower short-term interest rates at June 30, 2005, compared to those rates at March 31, 2005, but higher than those rates at December 31, 2004. Fair value is estimated based upon current, and predictions of future, interest rate levels along a yield curve, the remaining duration of the instruments and other market conditions. Therefore, the fair value is subject to significant estimation and a high degree of variability of fluctuation between periods.

Liquidity and Capital Resources

Cash flows from operations

Wynn Las Vegas primarily conducts its operations on a cash basis. The exceptions are our high-end credit table games play and group hotel business. Consequently, operating cash flows are primarily affected by our operating income and changes in our casino marker and other accounts receivable. The operations of Wynn Las Vegas, offset primarily by preopening expenditures of $36.8 million and $65.9 million for the three and six months ended June 30, 2005, respectively, resulted in net cash used in our operations of approximately $15.9 million and $9.0 million during those periods. We believe that current period cash flows from operations are not indicative of future results, primarily because of the preopening expenses that were incurred in connection with the opening of Wynn Las Vegas and included in the current periods.

Capital Resources

Although Wynn Las Vegas opened on April 28, 2005, consistent with large-scale construction projects, the final determination of and payment for the total project costs have not yet been completed. Determination of the final project cost is subject to a complete accounting after the date of final completion (as defined in the contract with the general contractor), which will occur in late 2005. We also continue developing plans for Encore. At June 30, 2005, we had approximately $172.3 million of cash and cash equivalents. In addition, we had approximately $500.1 million in restricted cash and investments from the proceeds of our debt financings. The substantial majority of this amount is restricted for the final project costs of Wynn Las Vegas and the development and construction of Encore. These amounts include $80.0 million restricted for a Wynn Las Vegas liquidity reserve and completion guarantee ($30.0 million of which must be retained or replenished for Encore for a completion guarantee if the Encore Budget, Plans and Specifications are approved). Cash equivalents are comprised of investments in overnight money market funds. Restricted investments are kept in money market funds or relatively short-term, government-backed, marketable debt securities as required by agreements governing the Company’s debt facilities.

Construction and Development

Wynn Las Vegas

Construction of Wynn Las Vegas was virtually complete by its opening on April 28, 2005. Certain minor construction, consisting primarily of punchlist items and completion of the Broadway theater, which will open in late August 2005, continues. Although a final accounting will not be completed until late 2005, based on information available to us at June 30, 2005, the total cost of Wynn Las Vegas is estimated to be in the range of $2.7 to $2.75 billion. This includes the cost of acquiring approximately 235 acres of land, costs of design and construction, capitalized interest, pre-opening expenses, financing fees and construction contingencies, but excluding the incremental cost for Encore, other than the land for Encore. Through June 30, 2005, we had funded approximately $2.66 billion of Wynn Las Vegas project costs primarily from a combination of contributed capital, proceeds from the issuance of the Second Mortgage Notes which were discharged in December 2004, proceeds from the issuance of First Mortgage Notes, and a portion of the borrowings under our credit facilities. We have sufficient cash balances, including our completion guarantee and liquidity reserve, as well as availability under our credit facilities, to pay for all expected costs of the Wynn Las Vegas project.

Encore at Wynn Las Vegas

Due to the strong demand for Wynn Las Vegas, the continued strength in the Las Vegas market, and our desire to maximize the potential of our substantial real estate assets, we continue to evaluate the scope of Encore as part of our overall master plan. The current Encore program features an approximately 1,550-room hotel tower fully integrated with Wynn Las Vegas, consisting of approximately 300 suites and approximately 1,250 guest rooms. Encore will have additional entertainment venues, restaurants, nightclubs, swimming pools, casino gaming, a spa and salon, convention and meeting space, and retail outlets.

In June 2005, we amended the indenture governing the First Mortgage Notes and documents governing certain of our credit facilities to among other things, increase the limitation on expenditures for Encore project costs from $950.0 million to $1.4 billion, to extend the deadline for approval of the Encore Budget, Plans and Specifications from June 30, 2005 to December 31, 2005 (subject to further extension to March 31, 2006 if approved by a majority of the Arrangers (as defined) or the Required Lenders (as defined)), and to extend the deadlines for the opening and completion of Encore to September 30, 2008 and December 31, 2008, respectively. We currently anticipate that Encore will open in the second or third quarter of 2008.

Although the budget has not been finalized and must be approved by Wynn Resorts’ Board of Directors, we expect that the remaining proceeds from the First Mortgage Notes, together with availability under our existing credit facilities and cash flow from the operations of Wynn Las Vegas, will be sufficient to pay for expenditures of up to $1.4 billion, if needed, on the Encore project without incurring additional debt or receiving additional capital contributions from Wynn Resorts. The availability of notes proceeds and funds under the credit agreement in excess of $100.0 million is subject to approval of the Encore Budget, Plans and Specifications by a majority of Arrangers or Required Lenders. Once we have finalized the scope and plans for Encore, we will seek the necessary approvals from our lenders.

Financing Activity

Wynn Las Vegas and Encore

On December 14, 2004, we completed a series of transactions that refinanced Wynn Las Vegas, LLC’s debt structure and raised additional funds we anticipate will be needed to develop Encore. The closing of the refinancing was the culmination of a series of transactions designed to facilitate the development of Encore, lower our overall cost of borrowing, and achieve an enhanced degree of financial maturity. In addition, it provided us with the financial flexibility to continue to develop our real estate assets.

We borrowed the remaining $373.4 million available under the delay draw term loan facility during the first quarter of 2005, as was required under the agreements governing the credit facilities. The total $400 million of proceeds of the delay draw term loan facility are being used as a portion of the total financing of Wynn Las Vegas.

The costs of Wynn Las Vegas are paid for with funds from the following sources and in the following order of priority:

•	First by using any remaining proceeds from the First Mortgage Notes, and the proceeds of borrowings under the new credit facilities, until exhaustion of the First Mortgage Notes proceeds, with amounts funded 66.67% from notes proceeds and 33.33% from the new credit facilities;

•	Second, by using proceeds of additional borrowings under our new credit facilities; and

•	Third, by using the funds made available to us on a gradual basis from the $50 million completion guarantee deposit account and the $30 million liquidity reserve account.

Through June 30, 2005, we have funded approximately $52.1 million of costs associated with the design and predevelopment of Encore (including $25.6 million since December 14, 2004). Until such time as the Encore Budget, Plans and Specifications have been submitted by us and approved by a majority of the arrangers or a majority of the lenders under the agreement governing the disbursement of funds for Wynn Las Vegas and Encore, we may make disbursements of up to $100.0 million after December 14, 2004 to pay for development costs for Encore. If the Encore Budget, Plans and Specifications are approved by December 31, 2005 (which may be further extended to March 31, 2006 upon receiving certain approvals), then we expect to fund construction of Encore with remaining proceeds of the First Mortgage Notes, borrowings under our credit facilities and future cash flows from the operations of Wynn Las Vegas. We will fund the costs of development and construction of Encore pursuant to the disbursement agreement, with funds utilized in the same order of priority as indicated above for Wynn Las Vegas. If the Encore Budget, Plans and Specifications are not approved by December 31, 2005 (or March 31, 2006, if further extended), then the amount available under the new credit facilities, and the amount of indebtedness that the indenture for the First Mortgage Notes will permit us to incur for this purpose, will be reduced by $550.0 million.

Other

As provided for under our credit facilities, on May 24, 2005, we borrowed an aggregate amount of $44.75 million under two term loans secured by a corporate aircraft. The loans mature on May 24, 2010. Principal and interest is payable quarterly and interest is calculated at the London Interbank Offered Rate (“LIBOR”) plus a margin of 2.375%. In addition to scheduled amortization payments, we are required to prepay the loans if certain events of loss with respect to the aircraft occur. Beginning on December 31, 2006, we may prepay all or any portion of the loans subject to a minimum prepayment of $10.0 million.

Other Liquidity Matters

New business developments or other unforeseen events may occur, resulting in the need to raise additional funds. We continue to explore opportunities to develop additional gaming or related businesses in Las Vegas, whether through acquisition, investment or development, including the potential development of our golf course land. Any new development would require us to obtain additional financing.

Furthermore, if completion of Encore is delayed, then our debt service obligations accruing prior to the actual opening of Encore will increase correspondingly. With the opening of Wynn Las Vegas, we will fund our operations and capital requirements from operating cash flow and remaining availability under our new credit facilities. We cannot assure you, however, that Wynn Las Vegas will generate sufficient cash flow from operations or that future borrowings available to us under our new credit facilities will be sufficient to enable us to service and repay our indebtedness and to fund our other liquidity needs. We may refinance all or a portion of our indebtedness on or before maturity. We cannot assure you that we will be able to refinance any of the indebtedness on acceptable terms or at all.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risks

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our debt facilities that bear interest based on floating rates. We attempt to manage interest rate risk by managing the mix of long-term fixed rate borrowings and variable rate borrowings supplemented by hedging activities as considered necessary. We cannot assure you that these risk management strategies will have the desired effect, and interest rate fluctuations could have a negative impact on our results of operations.

On December 14, 2004, concurrent with refinancing our indebtedness, we terminated the two interest rate swaps we had previously entered into as required under the terms of our original financing documents. As a result of the termination, we received approximately $9.6 million in settlement of the related asset, which is being amortized from accumulated other comprehensive income to reduce interest expense over the original contract life of the two interest rate swaps. Approximately $1.2 million and $2.4 million was amortized against interest expense during the three and six months ended June 30, 2005, respectively.

In connection with the refinancing, we entered into two new interest rate swap arrangements to hedge the underlying interest rate risk on the $400.0 million of term loan borrowings outstanding under our credit facilities, which bear interest at LIBOR plus 2.125%. Under each of these two interest rate swap arrangements, we receive payments at a variable rate of LIBOR and pay a fixed rate of 3.793% on $200 million notional amount set forth in each of the swap instruments through December 2008. The interest rate swaps are expected to be effective as hedging instruments as long as sufficient term loan borrowings are outstanding, and effectively fix the interest rate on these borrowings at approximately 5.918%. Any ineffectiveness will increase our recorded interest expense in the consolidated financial statements.

As of June 30, 2005, we recorded in other assets the fair value of the net effect of the two new interest rate swaps of approximately $2.5 million, an increase of $1.9 million compared to the value of $583,000 at December 31, 2004. Because there has been no ineffectiveness in the hedging relationship, the corresponding change in fair value of equal amount is reported in other comprehensive income for the year ended December 31, 2004.

The fair value approximates the amount we would receive if these contracts were settled at the respective valuation dates. Fair value is estimated based upon current, and predictions of future, interest rate levels along a yield curve, the remaining duration of the instruments and other market conditions. Therefore, the fair value is subject to significant estimation and a high degree of variability of fluctuation between periods.

We do not use derivative financial instruments, other financial instruments or derivative commodity instruments for trading or speculative purposes.

For the three and six months ended June 30, 2005, we incurred approximately $27.3 million and $57.2 million, respectively, in interest. A 1% increase in the LIBOR would have increased our interest cost by approximately $1.1 million and $1.5 million, respectively for the three and six months ended June 30, 2005, based upon the average amounts outstanding during those periods.

Item 4. Controls and Procedures

(a) Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Internal Control Over Financial Reporting. Concurrent with the opening of the Wynn Las Vegas casino resort on April 28, 2005, the Company was no longer solely a development stage enterprise. Although there were no material changes to any of the Company’s internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) which existed as of December 31, 2004 and March 31, 2005, the business processes of our casino resort are governed by a system of internal controls which were being established during our development and preopening period, and placed into operation concurrent with the opening. These include internal controls over our revenue centers, cash management, inventories and other components of our casino resort operations. The internal controls put into place are those common to large casino resort operations on the Las Vegas Strip.

Part II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company does not have any material litigation as of June 30, 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Restrictions imposed by our debt instruments significantly restrict us, subject to certain exceptions for allocable corporate overhead and management fees, from declaring or paying dividends or distributions. Specifically, we and certain of our subsidiaries are restricted under the indenture governing the First Mortgage Notes from making certain “restricted payments” as defined therein. These restricted payments include the payment of dividends or distributions to any direct or indirect holders of our membership interests. These restricted payments may not be made until certain other financial and non-financial criteria have been satisfied. In addition, our credit facilities contain similar restrictions.

Item 6. Exhibits

(a) Exhibits

EXHIBIT INDEX

Exhibit No.	Description

3.1	Second Amended and Restated Articles of Organization of Wynn Las Vegas, LLC. (1)

3.2	Second Amended and Restated Operating Agreement of Wynn Las Vegas, LLC. (1)

4.1	First Supplemental Indenture, dated as of June 29, 2005, among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., the Guarantors set forth therein and U.S. Bank National Association, as trustee. (2)

10.1	First Amendment to Credit Agreement, dated April 26, 2005, among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., Wynn Golf, LLC, Wynn Show Performers, LLC, Wynn Sunrise, LLC, World Travel, LLC and Deutsche Bank Trust Company Americas, as administrative agent. (3)

10.2	Second Amendment to Credit Agreement, dated as of June 29, 2005, among Wynn Las Vegas, LLC, the Wynn Amendment Parties (as defined therein) and Deutsche Bank Trust Company Americas, as administrative agent on behalf of the Lenders (as defined therein). (2)

10.3	First Amendment to Master Disbursement Agreement, dated April 26, 2005, among Wynn Las Vegas, LLC, Deutsche Bank Trust Company Americas, as bank agent and Deutsche Bank Trust Company Americas, as disbursement agent. (3)

10.4	Second Amendment to Master Disbursement Agreement, dated as of June 29, 2005, between Wynn Las Vegas, LLC and Deutsche Bank Trust Company Americas. (2)

10.5	Promissory Note and Agreement, dated May 24, 2005, by Wells Fargo Northwest, National Association, not in its individual capacity but solely as owner trustee, and World Travel, LLC; and accepted and agreed to by Bank of America, N.A., as lender and Wells Fargo Bank, National Association, not in its individual capacity but solely as collateral agent. (4)

10.6	Promissory Note and Agreement, dated May 24, 2005, by Wells Fargo Northwest, National Association, not in its individual capacity but solely as owner trustee, and World Travel, LLC; and accepted and agreed to by The CIT Group / Equipment Financing, Inc., as lender and Wells Fargo Bank, National Association, not in its individual capacity but solely as collateral agent. (4)

10.7	Aircraft Security Agreement, dated May 24, 2005, between Wells Fargo Northwest, National Association, not in its individual capacity but solely as owner trustee, World Travel, LLC and Wells Fargo Bank, National Association, not in its individual capacity but solely as collateral agent. (4)

10.8	Guaranty, dated May 24, 2005, by Wynn Las Vegas, LLC in favor of The CIT Group / Equipment Financing, Inc., Bank of America, N.A. and Wells Fargo Bank, National Association, not in its individual capacity but solely as collateral agent. (4)

10.9	Agreement of Termination, dated June 30, 2005, by and between Stephen A. Wynn and Wynn Las Vegas, LLC. (5)

10.10	Fourth Amended and Restated Art Rental and Licensing Agreement, dated as of June 30, 2005, between Stephen A. Wynn, as lessor, Wynn Gallery, LLC, as lessee. (5)

10.11	Art Gallery Lease, dated June 30, 2005, between Wynn Las Vegas, LLC, as landlord and Wynn Gallery, LLC, as tenant. (5)

Exhibit No.	Description

*31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a – 14(a) and Rule 15d – 14(a).

*31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a – 14(a) and Rule 15d – 14(a).

*32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350.

*	Filed herewith.
(1)	Previously filed with the Registration Statement on Form S-4 (File No. 333-124052) filed by the Registrant on April 13, 2005 and incorporated herein by reference.
(2)	Previously filed with the Current Report on Form 8-K filed by the Registrant on June 29, 2005 and incorporated herein by reference.
(3)	Previously filed with the Current Report on Form 8-K filed by Wynn Resorts, Limited on April 27, 2005 and incorporated herein by reference.
(4)	Previously filed with the Current Report on Form 8-K filed by the Registrant on May 25, 2005 and incorporated herein by reference.
(5)	Previously filed with the Periodic Report on form 10-Q filed by Wynn Resorts, Limited on August 2, 2005 and incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WYNN LAS VEGAS, LLC

Dated: August 5, 2005	By:	/s/ DAVID R. SISK
David R. Sisk
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)