Form 10-Q
period 2005-09-30
WYNN LAS VEGAS LLC
filed 2005-11-14
CIK 1180638

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

(702) 770-7555

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Wynn Resorts Holdings, LLC owns all of the membership interests of the Registrant as of November 11, 2005.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands)

(unaudited)

	September 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$207,665	$25,691
Restricted cash and investments	79,816	115,301
Receivables, net	55,402	217
Inventories	33,355	758
Prepaid expenses	15,076	3,195

Total current assets	391,314	145,162

Restricted cash and investments	292,321	663,289
Note receivable from Wynn Resorts, Limited	80,767	—
Property and equipment, net	2,334,999	1,854,882
Water rights	6,400	6,400
Trademark	1,000	1,000
Investment in unconsolidated affiliates	3,845	—
Deferred financing costs	62,824	62,370
Other assets	89,928	54,998

Total assets	$3,263,398	$2,788,101

LIABILITIES AND MEMBER’S EQUITY
Current liabilities:
Accounts and construction payables	$23,688	$15,888
Accrued interest	29,627	4,952
Accrued compensation and benefits	27,143	3,128
Other accrued expenses	26,182	7,593
Customer deposits and other related liabilities	34,744	1,006
Due to affiliates	62,621	122,274

Total current liabilities	204,005	154,841

Long-term debt	1,834,429	1,336,175
Other long-term liabilities	64	860
Due to affiliates	6,785	19,558

Total liabilities	2,045,283	1,511,434

Commitments and contingencies

Member’s equity:
Contributed capital	1,445,276	1,452,550
Accumulated other comprehensive income	14,431	10,007
Accumulated deficit	(241,592)	(185,890)

Total member’s equity	1,218,115	1,276,667

Total liabilities and member’s equity	$3,263,398	$2,788,101

The accompanying notes are an integral part of these consolidated financial statements.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(amounts in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Operating revenues:
Casino	$123,049	$—	$221,764	$—
Rooms	61,393	—	106,026	—
Food and beverage	61,211	—	109,266	—
Entertainment, retail and other	41,798	—	76,457	—

Gross revenues	287,451	—	513,513	—
Less promotional allowances	(36,266)	—	(61,200)	—

Net revenues	251,185	—	452,313	—

Operating costs and expenses:
Casino	53,391	—	95,669	—
Rooms	16,121	—	27,900	—
Food and beverage	42,477	—	76,184	—
Entertainment, retail and other	28,411	1	48,678	3
General and administrative	43,932	—	75,251	—
Provision for doubtful accounts	2,111	—	10,722	—
Pre-opening costs	1,541	11,356	67,427	26,613
Depreciation and amortization	35,614	869	61,182	2,290
Property charges and other	5,936	732	6,047	1,461

Total operating costs and expenses	229,534	12,958	469,060	30,367

Equity in income from unconsolidated affiliates	245	—	345	—

Operating income (loss)	21,896	(12,958)	(16,402)	(30,367)

Other income/(expense):
Interest income	5,022	488	12,857	1,725
Interest expense, net	(30,849)	—	(52,157)	—
Loss on early extinguishment of debt	—	—	—	(25,628)

Other income (expense), net	(25,827)	488	(39,300)	(23,903)

Net loss	(3,931)	(12,470)	(55,702)	(54,270)

Change in fair value of interest rate swaps	6,146	(8,925)	8,033	(2,938)

Comprehensive income (loss)	$2,215	$(21,395)	$(47,669)	$(57,208)

The accompanying notes are an integral part of these consolidated financial statements.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Nine Months Ended September 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(55,702)	$(54,270)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	61,182	2,290
Amortization and writeoff of deferred financing costs and OID	3,713	19,534
Provision for doubtful accounts	10,722	—
Property charges and other	6,047	1,461
Incidental operations	(105)	(911)
Equity in income of subsidiaries	(345)	—
Increase (decrease) in cash from changes in:
Receivables	(65,907)	(111)
Inventories and prepaid expenses	(45,274)	(1,962)
Accounts payable and accrued expenses	119,817	8,753

Net cash provided by (used in) operating activities	34,148	(25,216)

Cash flows from investing activities:
Capital expenditures, net of construction payables	(629,671)	(618,624)
Restricted cash and investments	406,453	225,857
Investment in unconsolidated affiliate	(3,500)	—
Note Receivable from Wynn Resorts, Ltd.	(80,767)	—
Other assets	(23,906)	(24,259)
Due (to) from affiliates	(11,284)	245,680
Proceeds from sale of assets	23	—

Net cash used in investing activities	(342,652)	(171,346)

Cash flows from financing activities:
Principal payments on long-term debt	(19,000)	—
Proceeds from issuance of long-term debt	517,186	322,555
Payments of financing costs	(7,708)	(122,420)

Net cash provided by financing activities	490,478	200,135

Cash and cash equivalents:
Increase in cash and cash equivalents	181,974	3,573
Balance, beginning of period	25,691	18,234

Balance, end of period	$207,665	$21,807

Supplemental cash flow disclosures:
Cash paid for interest	$60,483	$61,557
Interest capitalized	$36,609	$81,757
Deferred compensation capitalized into construction	$1,616	$1,617
Asset contributions and transfers	$(8,890)	$(43,700)
Aircraft purchases financed by debt	$—	$21,700
Change in fair value of interest rate swaps	$8,033	$(2,938)

The accompanying notes are an integral part of these consolidated financial statements.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED SUBSIDIARY OF WYNN RESORTS, LIMITED)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization and Basis of Presentation

Organization

Wynn Las Vegas, LLC was formed on April 17, 2001. Originally named Hotel A, LLC, its name was changed to Wynn Las Vegas, LLC on May 15, 2002. Unless the context otherwise requires, all references herein to the “Company,” refer to Wynn Las Vegas, LLC, a Nevada limited liability company and its consolidated subsidiaries, including for periods when the Company was named Hotel A, LLC. The sole member of the Company is Wynn Resorts Holdings, LLC (“Holdings”). The sole member of Holdings is Wynn Resorts, Limited (“Wynn Resorts”). The Company was organized primarily to construct and operate “Wynn Las Vegas,” a destination resort and casino on the site of the former Desert Inn Resort and Casino (the “Desert Inn”) on “the Strip” in Las Vegas, Nevada.

Wynn Las Vegas Capital Corp. (“Wynn Capital”) is a wholly owned subsidiary of the Company incorporated on June 3, 2002, solely for the purpose of obtaining financing for Wynn Las Vegas. Wynn Capital is authorized to issue 2,000 shares of common stock, par value $0.01. At September 30, 2005 and December 31, 2004, the Company owned the one share that was issued and outstanding. For the period from its inception through September 30, 2005, Wynn Capital has neither any significant net assets nor any operating activity. Its sole function is to serve as the co-issuer of mortgage notes, which partially financed Wynn Las Vegas. Wynn Las Vegas, LLC and Wynn Capital together are hereinafter referred to as the “Issuers”.

On July 29, 2005, Wynn Resorts contributed all of the membership interests in Kevyn, LLC to Holdings, and Holdings immediately contributed such interests to the Company. In accordance with SFAS No. 141, “Business Combinations”, the assets and liabilities of Kevyn, LLC, consisting primarily of a 50% interest in PW Automotive, LLC, a Ferrari and Maserati automobile dealership located inside Wynn Las Vegas, were recorded by the Company at the carrying value as of July 29, 2005, and the operating results of Kevyn, LLC are included in the operating statements of the Company from the earliest period presented.

Basis of Presentation

The Company commenced operations with the opening of Wynn Las Vegas on April 28, 2005. The development of the Company’s expansion of Wynn Las Vegas, known as “Encore at Wynn Las Vegas” or “Encore,” is ongoing. For the periods presented prior to April 28, 2005, the Company was a development stage company.

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Investment in the 50%-owned joint venture operating the Ferrari and Maserati automobile dealership is accounted for under the equity method. All significant intercompany accounts and transactions have been eliminated.

The accompanying consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results for the interim periods have

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED SUBSIDIARY OF WYNN RESORTS, LIMITED)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

been made. The results for the three and nine months ended September 30, 2005 are not necessarily indicative of results to be expected for the full fiscal year. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto of the Company as of and for the year ended December 31, 2004, included in the Company’s registration statement on Form S-4 filed on April 13, 2005, as amended.

Certain amounts in the condensed consolidated financial statements for the three and nine months ended September 30, 2004 have been reclassified to conform to the 2005 presentation. The loss on sale of assets of $550,000 for the nine months ended September 30, 2004 and the loss on incidental operations of $732,000 and $911,000 for the three and nine months ended September 30, 2004, respectively, were both reclassified as property charges and other in the accompanying condensed consolidated statement of operations. These reclassifications had no effect on the previously reported net loss.

2. Summary of Significant Accounting Policies

Accounts receivable and credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of casino accounts receivable. The Company issues credit in the form of “markers” to approved casino customers following investigations of creditworthiness. At September 30, 2005, approximately 57% of the Company’s receivables were due from customers residing in foreign countries. Business or economic conditions or other significant events in these countries could affect the collectibility of such receivables.

Accounts receivable, including casino and hotel receivables, are typically non-interest bearing and are initially recorded at cost. Accounts are written off when management deems them to be uncollectible. Recoveries of accounts previously written off are recorded when received. An estimated allowance for doubtful accounts is maintained to reduce the Company’s receivables to their carrying amount, which approximates fair value. The allowance is estimated based on specific review of customer accounts as well as management’s prior experience with collection trends in the casino industry and current economic and business conditions.

As of September 30, 2005, the Company had total accounts receivable of $55.4 million, net of a reserve for bad debts of $10.4 million. Casino marker receivables, hotel receivables and other receivables as of September 30, 2005 totaled $50.2 million, $9.6 million and $6.0 million, respectively.

Revenue recognition and promotional allowances

Casino revenues are measured by the aggregate net difference between gaming wins and losses, with liabilities recognized for funds deposited by customers before gaming play occurs and for chips in the customers’ possession. Hotel, food and beverage, entertainment and other operating revenues are recognized when services are performed. Advance deposits on rooms and advance ticket sales are recorded as deferred revenues until services are provided to the customer.

Revenues are recognized net of certain sales incentives in accordance with the Emerging Issues Task Force (“EITF”) consensus on Issue 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).” EITF 01-9 requires that sales incentives be recorded as a reduction of revenue; consequently, the Company’s casino revenues are reduced by discounts and points earned in customer loyalty programs, such as the players club loyalty program.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED SUBSIDIARY OF WYNN RESORTS, LIMITED)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The retail value of accommodations, food and beverage, and other services furnished to guests without charge is included in gross revenue and then deducted as promotional allowances. The estimated cost of providing such promotional allowances for both the three and nine months ended September 30, 2005 is primarily included in casino expenses as follows (amounts in thousands):

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Rooms	$6,504	$10,654
Food & beverage	13,370	23,351
Entertainment, retail and other	3,871	6,129

	$23,745	$40,134

Advertising Costs

The Company expenses advertising costs the first time the advertising runs. Advertising expenses incurred in development periods are included in preopening expenses. Since the opening of Wynn Las Vegas on April 28, 2005, advertising costs relating to Wynn Las Vegas have been included in general and administrative expenses, while any advertising expenses relating to Encore would be included in preopening expenses. Total advertising expenses were $3.2 million and $14.2 million, respectively, for the three and nine months ended September 30, 2005. Advertising expenses were $736,000 and $1.8 million, respectively, for the three and nine months ended September 30, 2004.

Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share Based Payment.” SFAS No. 123(R) is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and supercedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services or incurs a liability in exchange for goods and services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. It requires an entity to measure the costs of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and recognize that cost over the service period. This statement, according to SEC rule, as amended, is effective January 1, 2006. The Company is currently evaluating the methodology to be used in measuring the fair value of stock-based compensation awards, as well as the impact that adoption of this statement will have on its consolidated financial position and results of operations.

In May 2005, FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle. It also requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. The statement will be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS No. 154 to have a material effect on its consolidated financial position or results of operations.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED SUBSIDIARY OF WYNN RESORTS, LIMITED)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

3. Employee Stock-Based Compensation

The Company applies the provisions of Emerging Issues Task Force (“EITF”) 00-23, “Options Granted to Employees of Entities under Common Control” and records the value of equity instruments granted by Wynn Resorts to employees of the Company in the Company’s consolidated financial statements as a capital contribution.

As permitted by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of SFAS No. 123,” the Company continues to apply the provisions of APB Opinion No. 25 and related interpretations in accounting for its employee stock-based compensation. Accordingly, compensation expense is recognized only to the extent that the market value at the date of grant exceeds the exercise price. The following table illustrates the effect on the net loss if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net loss as reported	$(3,931)	$(12,470)	$(55,702)	$(54,270)
Less: total stock-based employee compensation determined under the fair-value based method for all awards	(1,341)	(814)	(3,362)	(2,198)

Proforma net loss	$(5,272)	$(13,284)	$(59,064)	$(56,468)

4. Related Party Transactions

Amounts Due to Officers

The Company periodically provides services to Stephen A. Wynn, Chairman of the Board of Directors and Chief Executive Officer (“Mr. Wynn”), and certain other officers of the Company, including the personal use of corporate aircraft and household employees, construction work and other personal services. Mr. Wynn and other officers have deposits with the Company to prepay any such items, which are replenished on an ongoing basis as needed. At September 30, 2005 and December 31, 2004, the Company’s net liability to Mr. Wynn and other officers was approximately $22,000 and $71,000, respectively.

The Wynn Collection

On April 28, 2005, the Company opened a gallery displaying The Wynn Collection, a collection of fine art owned by Mr. Wynn and his wife, Elaine P. Wynn (“Mrs. Wynn”), who is also a director of Wynn Resorts. From April 28, 2005 through June 29, 2005, Mr. and Mrs. Wynn leased The Wynn Collection to the Company for an annual fee of one dollar ($1). The Company retained all revenues from the public display of The Wynn Collection and the related merchandising revenues and was responsible for all the expenses incurred in exhibiting and safeguarding the collection. On June 30, 2005, the terms of the Art Rental and Licensing Agreement (the “Art Agreement”) were amended. Under the terms of the new Art Agreement Mr. and Mrs. Wynn lease The Wynn Collection to Wynn Gallery, LLC, a subsidiary of Wynn Resorts, through June 30, 2015, for an annual fee of one dollar ($1). Wynn Gallery, LLC is entitled to retain all revenues from the public display of The Wynn Collection and the related merchandising revenues, and is responsible for all expenses incurred in exhibiting and safeguarding The Wynn Collection, including the cost of insurance (including terrorism insurance) and taxes relating to the rental of The Wynn Collection. After specified notice periods, Wynn Gallery, LLC or Mr. and Mrs. Wynn may terminate the lease. Subject to certain notice restrictions, Mr. and Mrs. Wynn have the right to remove or replace any or all of the works of art displayed in the art gallery.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED SUBSIDIARY OF WYNN RESORTS, LIMITED)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Furthermore, under an Art Gallery Lease, Wynn Gallery, LLC leases from Wynn Las Vegas, LLC, the space in the Wynn Las Vegas casino resort in which The Wynn Collection is displayed. The maximum term of the lease is ten years, and monthly rent is $11,342 (the “Base Rent”) plus 50% of the net profits of the art gallery to the extent such amount exceeds the Base Rent. In addition, under the Art Gallery Lease, Wynn Las Vegas, LLC will provide certain services to Wynn Gallery, LLC in connection with the operation of the art gallery, including utilities, cleaning, pest control, personnel services and insurance coverage. In consideration for these services, Wynn Gallery, LLC will pay Wynn Las Vegas, LLC an amount equal to its out-of-pocket expenses incurred in providing such services plus a fee equal to 5% of such expenses.

The “Wynn” Surname

On August 6, 2004, Holdings entered into agreements with Mr. Wynn that confirm and clarify the Holdings’ rights to use the “Wynn” name and Mr. Wynn’s persona in connection with its casino resorts. Under the parties’ Surname Rights Agreement, Mr. Wynn granted Holdings an exclusive, fully paid-up, perpetual, worldwide license to use, and to own and register trademarks and service marks incorporating the “Wynn” name for casino resorts and related businesses, together with the right to sublicense the name and marks to its affiliates. Under the parties’ Rights of Publicity License, Mr. Wynn granted Holdings the exclusive, royalty-free, worldwide right to use his full name, persona and related rights of publicity for casino resorts and related businesses, together with the ability to sublicense the persona and publicity rights to its affiliates, until October 24, 2017. On December 14, 2004, the Company and Holdings entered into a license agreement relating to the Company’s use of Mr. Wynn’s name and persona.

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

Note Receivable from Wynn Resorts, Limited

On August 15, 2005, the Company borrowed $80.0 million under its revolving credit facility. The proceeds were loaned to Wynn Resorts as part of the financing of Wynn Resorts’ casino resort facility currently under construction in the Macau Special Administrative Region of the People’s Republic of China (“Macau”), known as “Wynn Macau”. Interest is payable semi-annually at 7.5% per annum. Unpaid principal and interest is due at maturity on August 15, 2012.

Amounts Due to Affiliates

As of September 30, 2005, the Company’s net due to affiliates was primarily comprised of construction payables of $24.3 million, construction retention of $26.5 million, a management fee of $6.8 million (equal to 1.5% of revenues and payable upon meeting certain leverage ratios as specified in the documents governing the Company’s credit facilities) and other operating liabilities (primarily corporate allocations discussed below) of $11.8 million, respectively. As of December 31, 2004, the Company’s net due to affiliates was primarily comprised of construction payables of $64.4 million, construction retention of $58.7 million and other operating liabilities of $18.7 million.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED SUBSIDIARY OF WYNN RESORTS, LIMITED)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Corporate Allocations

During the three and nine month periods ended September 30, 2005 and 2004, the accompanying statements of operations include allocations from Wynn Resorts for legal, accounting, human resource, information services, real estate, and other corporate support services. The corporate support service allocations have been determined on a basis that Wynn Resorts and the Company consider to be reasonable estimates of the utilization of service provided or the benefit received by the Company. The allocation methods include specific identification, relative cost, square footage and headcount. However, Wynn Resorts maintains corporate offices at Wynn Las Vegas without charge from the Company. The Company intends to settle these corporate allocation charges with Wynn Resorts on a periodic basis.

5. Property Charges and Other

Property charges and other for the three and nine month periods ended September 30, 2005 and 2004, consist of the following (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Temporary office abandonment charge	$3,070	$—	$3,070	$—
Impairment of assets to be disposed of	2,869	—	2,869	—
(Gain) Loss on sale of assets	(3)	—	3	550
Loss from incidental operations	—	732	105	911

Total property charges and other	$5,936	$732	$6,047	$1,461

6. Property and Equipment

Property and equipment as of September 30, 2005 and December 31, 2004, consist of the following (amounts in thousands):

	September 30, 2005	December 31, 2004
Land and improvements	$598,929	$353,544
Buildings and improvements	1,159,170	1,041
Airplanes	44,254	44,185
Furniture, fixtures and equipment	575,982	11,424
Construction in progress	16,692	1,448,328

	2,395,027	1,858,522
Less: accumulated depreciation	(60,028)	(3,640)

	$2,334,999	$1,854,882

Construction in progress includes interest and other costs capitalized in conjunction with the Wynn Las Vegas and Encore projects. Capitalization of interest and other costs relating to Wynn Las Vegas ceased upon completion and opening of Wynn Las Vegas; however, costs, including interest, relating to the Encore project will continue to be capitalized. In addition, costs related to periodic enhancements and refinements of Wynn Las Vegas, including interest, are recorded as construction in progress until related work is completed and placed into use at the property.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED SUBSIDIARY OF WYNN RESORTS, LIMITED)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

7. Long-Term Debt

Long-term debt as of September 30, 2005 and December 31, 2004, consists of the following (amounts in thousands):

	September 30, 2005	December 31, 2004
6 5/8% First Mortgage Notes, due December 1, 2014	$1,300,000	$1,300,000
$400.0 million Delay Draw Term Loan Facility due December 14, 2011; Interest at LIBOR plus 2.125% (approximately 5.985% and 4.575%, respectively)	400,000	26,564
$600.0 million Revolving Credit Facility due December 14, 2009; Interest at LIBOR plus 2.25% (approximately 6.11%)	80,000	—
Notes payable - Aircraft due May 24, 2010; interest at LIBOR plus 2.375% (approximately 5.865%)	44,750	—
12% Second Mortgage Notes, net of original issue discount of approximately $463,000 and $531,000, respectively, due November 1, 2010; effective interest at approximately 12.9%	9,679	9,611

	$1,834,429	$1,336,175

Wynn Las Vegas Credit Facilities

The Company borrowed the remaining $373.4 million available under its delay draw term loan facility during the first quarter of 2005, as required under the agreements governing its credit facilities. The total $400.0 million of proceeds funded a portion of the total cost of the construction of Wynn Las Vegas.

As originally intended, on August 15, 2005 The Company borrowed $80.0 million of the $600.0 million available under its revolving credit facility to provide a portion of the financing for Wynn Macau. Wynn Las Vegas, LLC also pays, quarterly in arrears, 0.75% per annum on unborrowed amounts available under the revolving credit facility.

As of September 30, 2005, the Company is in compliance with all of the covenants governing its credit facilities.

Note Payable - Aircraft

On May 24, 2005, the Company borrowed an aggregate amount of $44.75 million under term loans which terminate and are payable in full on May 24, 2010. The term loans are secured by a first priority security interest in the Company’s corporate aircraft. Principal and interest is payable quarterly, and interest is calculated at the London Interbank Offered Rate (“LIBOR”) plus a margin of 2.375%. In addition to scheduled amortization payments, the Company is required to prepay the loans if certain events of loss with respect to the aircraft occur. Beginning on December 31, 2006, the Company may prepay all or any portion of the loans subject to a minimum prepayment of $10.0 million.

Wynn Las Vegas Interest Rate Swaps

On December 14, 2004, the Company terminated two interest rate swaps. As a result, it received approximately $9.6 million in settlement of the related assets, which is being amortized from accumulated other

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED SUBSIDIARY OF WYNN RESORTS, LIMITED)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

comprehensive income to reduce interest expense over the original contract life of the two interest rate swaps. Approximately $1.2 million and $3.6 million was amortized against interest expense during the three and nine months ended September 30, 2005.

Also on December 14, 2004, the Company entered into two new interest rate swap arrangements to hedge the underlying interest rate risk on the $400.0 million of term loan borrowings outstanding under the new credit facilities, which bear interest at LIBOR plus 2.125%. Under each of these two new interest rate swap arrangements, the Company receives payments at a variable rate of LIBOR and pays a fixed rate of 3.793% on the $200 million notional amount set forth in each of the swap instruments through December 2008. The interest rate swaps are expected to be effective as hedging instruments as long as sufficient term loan borrowings are outstanding, and effectively fix the interest rate on these borrowings at approximately 5.918%. Any ineffectiveness will increase the Company’s recorded interest expense in the consolidated financial statements.

As of September 30, 2005, the Company recorded in other assets the fair value of the net effect of the two new interest rate swaps of approximately $8.6 million, an increase of $8.0 million compared to the value of $583,000 at December 31, 2004. Because there has been no ineffectiveness in the hedging relationship, the corresponding change in fair value of equal amount is reported in other comprehensive income. The fair value approximates the amount the Company would receive if these contracts were settled at the respective valuation dates. Fair value is estimated based upon current, and predictions of future, interest rate levels along a yield curve, the remaining duration of the instruments and other market conditions. Therefore, the fair value is subject to significant estimation and a high degree of variability of fluctuation between periods.

8. Commitments and Contingencies

Wynn Las Vegas

Construction. On April 28, 2005, Wynn Las Vegas opened to the public. The total project cost is expected to be in the range of $2.72 to $2.75 billion; however, consistent with large-scale construction projects, determination of the final Wynn Las Vegas project cost is subject to a complete accounting, which the Company expects to occur in the fourth quarter of 2005.

Through September 30, 2005, the Company had funded approximately $2.7 billion of Wynn Las Vegas project costs. As of September 30, 2005, the Company had certain restricted cash balances for Wynn Las Vegas, including $30.0 million of a completion guarantee account (which must be retained for Encore for a completion guarantee if the budget, plans and specifications for Encore are approved) and a $30.0 million liquidity reserve, and availability under its credit facilities. Such balances and availability will be sufficient to pay the final project costs of Wynn Las Vegas.

Encore Development. Due to the strong demand for Wynn Las Vegas, the continued strength in the Las Vegas market, and the Company’s desire to maximize the potential of its substantial real estate assets, the Company continues to evaluate Encore as part of its overall master plan. As a result, the Company has refined Encore to feature an approximately 2,000-room hotel tower fully integrated with Wynn Las Vegas, consisting of approximately 150 suites and approximately 1,850 guest rooms. Encore also is expected to include additional casino gaming and entertainment venues, restaurants, nightclubs, swimming pools, a spa and salon, convention and meeting space, and retail outlets. The Company expects Encore to open in the second half of 2008.

In June 2005, the Company received the necessary consents from the holders of its 6 5/8% First Mortgage Notes due 2014 (“First Mortgage Notes”) and the Company’s lenders to extend the deadline for approval of the

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED SUBSIDIARY OF WYNN RESORTS, LIMITED)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

budget, plans and specifications for Encore (the “Encore Budget, Plans and Specifications”) from June 30, 2005 to December 31, 2005 (which may be further extended to March 31, 2006 upon receiving further approvals), and to extend the outside date for completion of Encore from March 31, 2008 to December 31, 2008.

Although the budget has not been finalized and must be approved by Wynn Resorts’ Board of Directors, the Company expects that the remaining proceeds from the First Mortgage Notes, together with availability under its existing credit facilities and cash flow from the operations of Wynn Las Vegas, will be sufficient to pay for expenditures of up to $1.4 billion on the Encore project without incurring additional debt or receiving additional capital contributions. The availability of notes proceeds and funds under the credit agreement in excess of $100.0 million is subject to approval of the Encore Budget, Plans and Specifications by a majority of arrangers or lenders. Once the Company has finalized the scope and plans for Encore, it will seek the necessary approvals from its lenders.

Entertainment Productions. The Company entered into long-term agreements for the licensing, creation, development and production of “Le Rêve, A Small Collection of Imperfect Dreams,” the water-based production show, which opened concurrently with Wynn Las Vegas on April 28, 2005.

The Company also purchased the rights to stage “Avenue Q,” the Tony Award-winning musical production and entered into a production services agreement for all production services related to the show. In August 2005, “Avenue Q” opened to the public in Wynn Las Vegas’ second showroom, the Broadway Theater.

Under the agreements relating to “Le Rêve” and “Avenue Q,” the Company is required to make payments to the creators and producers of each show based upon certain criteria including net ticket sales or profits.

On July 20, 2005, the Company entered into an agreement with Spamalot, LLC to produce and present “Monty Python’s Spamalot” in a new theater to be constructed at Wynn Las Vegas. The new theater is expected to be adjacent to the existing Wynn and Broadway theaters and will include a retail store, food and beverage facilities and a themed “Spamalot Environment.” Under the agreement, the Company is responsible for construction of the theater and related facilities, as well as advancing the initial production costs. The Company expects that these costs, together with certain rights fees, will exceed $50 million. The construction cost and completion date for the theater, and the opening date for the production have not yet been determined.

Leases

The Company is the lessor under leases for five retail outlets (including a Ferrari and Maserati automobile dealership operated through a joint venture 50% owned indirectly by Wynn Las Vegas, LLC and a Brioni men’s clothing store operated through a joint venture 50% owned indirectly by Wynn Resorts) and entered into license and distribution agreements for six additional retail outlets. Each of these retail outlets opened concurrently with the opening of Wynn Las Vegas. In connection with these arrangements, Wynn Las Vegas provided some of the retail tenants an allowance for improvements. These improvement allowances were included in the budgeted costs to construct Wynn Las Vegas.

The Company is also the lessee under several leases for office space, warehouse facilities, the land underlying the Company’s aircraft hangar and certain office equipment.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED SUBSIDIARY OF WYNN RESORTS, LIMITED)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Self-insurance

The Company and its subsidiaries are covered under a self-insured medical plan up to a maximum of $200,000 per year for each insured person. Amounts in excess of these thresholds are covered by the Company’s insurance programs, subject to customary policy limits.

Employment Agreements

The Company has entered into employment agreements with several executive officers, other members of management and certain key employees. These agreements generally have three- to five-year terms, indicate a base salary, and often contain provisions for guaranteed bonuses. Certain of the executives are also entitled to a separation payment if terminated without “cause” or upon voluntary termination of employment for “good reason” following a “change of control” (as these terms are defined in the employment contracts).

Litigation

The Company does not have any material litigation as of September 30, 2005.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED SUBSIDIARY OF WYNN RESORTS, LIMITED)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

9. Segment Information

The Company monitors its operations by reviewing the earnings before interest, taxes, depreciation and amortization for the Wynn Las Vegas casino resort, as adjusted for preopening expenses and certain other items (“Adjusted Property EBITDA”). Wynn Las Vegas opened on April 28, 2005. The Company currently operates only one segment. Following is the Company’s segmented operating results:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues
Casino	$123,049	$—	$221,764	$—
Rooms	61,393	—	106,026	—
Food and beverage	61,211	—	109,266	—
Entertainment, retail and other	41,798	—	76,457	—

Gross revenues	287,451	—	513,513	—
Less promotional allowances	(36,266)	—	(61,200)	—

Net revenues	$251,185	$—	$452,313	$—

Adjusted Property EBITDA (1)	$73,205	$—	$131,940	$—

Other operating costs and expenses
Wynn Las Vegas
Preopening expenses	(1,541)	(11,356)	(67,427)	(26,613)
Depreciation and amortization	(35,614)	(869)	(61,182)	(2,290)
Property charges	(5,936)	(732)	(6,047)	(1,461)
Management fees	(3,783)	—	(6,785)	—
Corporate allocations	(3,861)	—	(6,139)	—
Other	(574)	(1)	(762)	(3)

Total	(51,309)	(12,958)	(148,342)	(30,367)

Operating income (loss)	21,896	(12,958)	(16,402)	(30,367)

Other non-operating costs and expenses
Interest income	5,022	488	12,857	1,725
Interest expense, net	(30,849)	—	(52,157)	—
Loss on early extinguishment of debt	—	—	—	(25,628)

Total	(25,827)	488	(39,300)	(23,903)

Net loss	$(3,931)	$(12,470)	$(55,702)	$(54,270)

(1)	“Adjusted Property EBITDA” is earnings before interest, taxes, depreciation and amortization, preopening expenses, property charges and other, management fees, corporate allocations and other non operating income and expenses. Management uses Adjusted Property EBITDA as the primary measure of the operating performance of Wynn Las Vegas and to compare the operating performance of Wynn Las Vegas with those of its competitors. Adjusted Property EBITDA should not be construed as an alternative to operating income, as an indicator of the Company’s performance, as an alternative to cash flows from operating activities, as a measure of liquidity, or as any other measure determined in accordance with generally accepted accounting principles in the United States. The Company has significant uses of cash flows, including capital expenditures, preopening costs, interest payments and debt principal repayments, which are not reflected in Adjusted Property EBITDA. Also, other companies may calculate Adjusted Property EBITDA in a different manner than the Company.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED SUBSIDIARY OF WYNN RESORTS, LIMITED)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

10. Subsequent Events

Revolver Repayment

On October 24, 2005, the Company repaid the $80.0 million principal balance outstanding under its revolving credit facility. The amount that was repaid may be reborrowed.

11. Consolidating Financial Information of Guarantors and Issuers

The following consolidating financial statements present information related to the Issuers of the First Mortgage Notes and their guarantor subsidiaries (World Travel, LLC; Las Vegas Jet, LLC; Wynn Show Performers, LLC; Wynn Golf, LLC; Kevyn, LLC; and Wynn Sunrise, LLC) and non-guarantor subsidiary (Wynn Completion Guarantor, LLC) as of September 30, 2005 and December 31, 2004, and for the three and nine months ended September 30, 2005 and 2004.

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

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONSOLIDATING BALANCE SHEET INFORMATION

AS OF SEPTEMBER 30, 2005

(amounts in thousands)

	Issuers	Guarantor Subsidiaries	Nonguarantor Subsidiary	Eliminating Entries	Total
ASSETS
Current assets:
Cash and cash equivalents	$207,666	$(1)	$—	$—	$207,665
Restricted cash and investments	59,816	—	20,000	—	79,816
Receivables, net	55,396	6	—	—	55,402
Inventories	33,355	—	—	—	33,355
Prepaid expenses	14,606	470	—	—	15,076

Total current assets	370,839	475	20,000	—	391,314
Restricted cash and investments	261,341	—	30,980	—	292,321
Note Receivable from Wynn Resorts, Limited	80,767	—	—	—	80,767
Property and equipment, net	2,166,576	168,423	—	—	2,334,999
Water rights	256	6,144	—	—	6,400
Trademark	1,000	—	—	—	1,000
Deferred financing costs	62,589	235	—	—	62,824
Investment in unconsolidated affiliates	6,138	3,845	—	(6,138)	3,845
Other assets	89,923	5	—	—	89,928

Total assets	$3,039,429	$179,127	$50,980	$(6,138)	$3,263,398

LIABILITIES AND MEMBER’S EQUITY
Current liabilities:
Accounts and construction payables	$23,688	$—	$—	$—	$23,688
Accrued interest	29,627	—	—	—	29,627
Accrued compensation and benefits	26,721	422	—	—	27,143
Other accrued expenses	26,180	2	—	—	26,182
Customer deposits and other related liabilities	34,744	—	—	—	34,744
Due to affiliates	(116,174)	130,247	48,548	—	62,621

Total current liabilities	24,786	130,671	48,548	—	204,005

Long-term debt	1,789,679	44,750	—	—	1,834,429
Other long-term liabilities	64	—	—	—	64
Due to affiliates	6,785	—	—	—	6,785

Total liabilities	1,821,314	175,421	48,548	—	2,045,283

Commitments and contingencies

Member’s equity:
Contributed capital	1,445,276	12,530	—	(12,530)	1,445,276
Accumulated other comprehensive income	14,431	—	—	—	14,431
Accumulated deficit	(241,592)	(8,824)	2,432	6,392	(241,592)

Total member’s equity	1,218,115	3,706	2,432	(6,138)	1,218,115

Total liabilities and member’s equity	$3,039,429	$179,127	$50,980	$(6,138)	$3,263,398

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONSOLIDATING BALANCE SHEET INFORMATION

AS OF DECEMBER 31, 2004

(amounts in thousands)

	Issuers	Guarantor Subsidiaries	Nonguarantor Subsidiary	Eliminating Entries	Total
ASSETS
Current assets:
Cash and cash equivalents	$25,692	$(1)	$—	$—	$25,691
Restricted cash and investments	115,301	—	—	—	115,301
Receivables, net	111	106	—	—	217
Inventories	758	—	—	—	758
Prepaid expenses	3,072	123	—	—	3,195

Total current assets	144,934	228	—	—	145,162

Restricted cash and investments	613,246	—	50,043	—	663,289
Property and equipment, net	1,692,228	162,654	—	—	1,854,882
Water rights	256	6,144	—	—	6,400
Trademark	1,000	—	—	—	1,000
Deferred financing costs	62,370	—	—	—	62,370
Investment in unconsolidated affiliates	7,426	—	—	(7,426)	—
Other assets	54,026	972	—	—	54,998

Total assets	$2,575,486	$169,998	$50,043	$(7,426)	$2,788,101

LIABILITIES AND MEMBER’S EQUITY
Current liabilities:
Accounts and construction payables	$15,800	$88	$—	$—	$15,888
Accrued interest	4,952	—	—	—	4,952
Accrued compensation and benefits	3,016	112	—	—	3,128
Other accrued expenses	7,286	307	—	—	7,593
Customer deposits and other related liabilities	1,006	—	—	—	1,006
Due to affiliates	122,274	—	—	—	122,274

Total current liabilities	154,334	507	—	—	154,841

Long-term debt	1,336,175	—	—	—	1,336,175
Other long-term liabilities	860	—	—	—	860
Due to affiliates	(192,550)	163,560	48,548	—	19,558

Total liabilities	1,298,819	164,067	48,548	—	1,511,434

Commitments and contingencies

Member’s equity:
Contributed capital	1,452,550	11,192	—	(11,922)	1,452,550
Accumulated other comprehensive income	10,007	—	—	—	10,007
Accumulated deficit	(185,890)	(5,991)	1,495	4,496	(185,890)

Total member’s equity	1,276,667	5,931	1,495	(7,426)	1,276,667

Total liabilities and member’s equity	$2,575,486	$169,998	$50,043	$(7,426)	$2,788,101

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

THREE MONTHS ENDED SEPTEMBER 30, 2005

(amounts in thousands)

(unaudited)

	Issuers	Guarantor Subsidiaries	Nonguarantor Subsidiary	Eliminating Entries	Total
Operating revenues:
Casino	$123,049	$—	$—	$—	$123,049
Rooms	61,393	—	—	—	61,393
Food and beverage	61,211	—	—	—	61,211
Entertainment, retail and other	41,798	—	—	—	41,798

Gross revenues	287,451	—	—	—	287,451
Less promotional allowances	(36,266)	—	—	—	(36,266)

Net revenues	251,185	—	—	—	251,185

Operating costs and expenses:
Casino	53,391	—	—	—	53,391
Rooms	16,121	—	—	—	16,121
Food and beverage	42,477	—	—	—	42,477
Entertainment, retail and other	28,411	—	—	—	28,411
General and administrative	44,711	(779)	—	—	43,932
Provision for doubtful accounts	2,111	—	—	—	2,111
Pre-opening costs	1,541	—	—	—	1,541
Depreciation and amortization	34,129	1,485	—	—	35,614
Property charges and other	5,936	—	—	—	5,936

Total operating costs and expenses	228,828	706	—	—	229,534

Equity in income (loss) from subsidiaries	(759)	245	—	759	245

Operating income (loss)	21,598	(461)	—	759	21,896

Other income/(expense):
Interest income	4,642	—	380	—	5,022
Interest expense, net	(30,171)	(678)	—	—	(30,849)
Loss on early extinguishment of debt	—	—	—	—	—

Other income (expense), net	(25,529)	(678)	380	—	(25,827)

Net income (loss)	$(3,931)	$(1,139)	$380	$759	$(3,931)

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

THREE MONTHS ENDED SEPTEMBER 30, 2004

(amounts in thousands)

(unaudited)

	Issuers	Guarantor Subsidiaries	Nonguarantor Subsidiary	Eliminating Entries	Total
Operating revenues:
Casino	$—	$—	$—	$—	$—
Rooms	—	—	—	—	—
Food and beverage	—	—	—	—	—
Entertainment, retail and other	—	—	—	—	—

Gross revenues	—	—	—	—	—
Less promotional allowances	—	—	—	—	—

Net revenues	—	—	—	—	—

Operating costs and expenses:
Casino	—	—	—	—	—
Rooms	—	—	—	—	—
Food and beverage	—	—	—	—	—
Entertainment, retail and other	1	—	—	—	1
General and administrative	—	—	—	—	—
Provision for doubtful accounts	—	—	—	—	—
Pre-opening costs	12,787	(1,431)	—	—	11,356
Depreciation and amortization	460	409	—	—	869
Property charges and other	61	671	—	—	732

Total operating costs and expenses	13,309	(351)	—	—	12,958

Equity in income (loss) from subsidiaries	557	—	—	(557)	—

Operating loss	(12,752)	351	—	(557)	(12,958)

Other income/(expense):
Interest income	282	—	206	—	488
Interest expense, net	—	—	—	—	—
Loss on early extinguishment of debt	—	—	—	—	—

Other income (expense), net	282	—	206	—	488

Net income (loss)	$(12,470)	$351	$206	$(557)	$(12,470)

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

NINE MONTHS ENDED SEPTEMBER 30, 2005

(amounts in thousands)

(unaudited)

	Issuers	Guarantor Subsidiaries	Nonguarantor Subsidiary	Eliminating Entries	Total
Operating revenues:
Casino	$221,764	$—	$—	$—	$221,764
Rooms	106,026	—	—	—	106,026
Food and beverage	109,266	—	—	—	109,266
Entertainment, retail and other	76,455	2	—	—	76,457

Gross revenues	513,511	2	—	—	513,513
Less promotional allowances	(61,200)	—	—	—	(61,200)

Net revenues	452,311	2	—	—	452,313

Operating costs and expenses:
Casino	95,669	—	—	—	95,669
Rooms	27,900	—	—	—	27,900
Food and beverage	76,184	—	—	—	76,184
Entertainment, retail and other	48,678	—	—	—	48,678
General and administrative	76,521	(1,270)	—	—	75,251
Provision for doubtful accounts	10,722	—	—	—	10,722
Pre-opening costs	66,678	749	—	—	67,427
Depreciation and amortization	58,390	2,792	—	—	61,182
Property charges and other	6,067	(20)	—	—	6,047

Total operating costs and expenses	466,809	2,251	—	—	469,060

Equity in income (loss) from subsidiaries	(1,896)	345	—	1,896	345

Operating loss	(16,394)	(1,904)	—	1,896	(16,402)

Other income/(expense):
Interest income	11,919	1	937	—	12,857
Interest expense, net	(51,227)	(930)	—	—	(52,157)
Loss on early extinguishment of debt	—	—	—	—	—

Other income (expense), net	(39,308)	(929)	937	—	(39,300)

Net income (loss)	$(55,702)	$(2,833)	$937	$1,896	$(55,702)

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

NINE MONTHS ENDED SEPTEMBER 30, 2004

(amounts in thousands)

(unaudited)

	Issuers	Guarantor Subsidiaries	Nonguarantor Subsidiary	Eliminating Entries	Total
Operating revenues:
Casino	$—	$—	$—	$—	$—
Rooms	—	—	—	—	—
Food and beverage	—	—	—	—	—
Entertainment, retail and other	—	—	—	—	—

Gross revenues	—	—	—	—	—
Less promotional allowances	—	—	—	—	—

Net revenues	—	—	—	—	—

Operating costs and expenses:
Casino	—	—	—	—	—
Rooms	—	—	—	—	—
Food and beverage	—	—	—	—	—
Entertainment, retail and other	3	—	—	—	3
General and administrative	—	—	—	—	—
Provision for doubtful accounts	—	—	—	—	—
Pre-opening costs	28,663	(2,046)	(4)	—	26,613
Depreciation and amortization	904	1,386	—	—	2,290
Property charges and other	240	1,221	—	—	1,461

Total operating costs and expenses	29,810	561	(4)	—	30,367

Equity in income (loss) from subsidiaries	(86)	—	—	86	—

Operating loss	(29,896)	(561)	4	86	(30,367)

Other income/(expense):
Interest income	1,254	—	471	—	1,725
Interest expense, net	—	—	—	—	—
Loss on early extinguishment of debt	(25,628)	—	—	—	(25,628)

Other income (expense), net	(24,374)	—	471	—	(23,903)

Net income (loss)	$(54,270)	$(561)	$475	$86	$(54,270)

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONSOLIDATING STATEMENTS OF CASH FLOWS INFORMATION

NINE MONTHS ENDED SEPTEMBER 30, 2005

(amounts in thousands)

(unaudited)

	Issuers	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminating Entries	Total
Cash flows from operating activities:
Net income (loss)	$(55,702)	$(2,833)	$937	$1,896	$(55,702)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	58,390	2,792	—	—	61,182
Amortization and writeoff of deferred financing costs and OID	3,694	19	—	—	3,713
Equity in (income) loss from subsidiaries	1,896	(345)	—	(1,896)	(345)
Provision for doubtful accounts	10,722	—	—	—	10,722
Property charges and other	6,067	(20)	—	—	6,047
Incidental operations	(113)	8	—	—	(105)
Increase (decrease) in cash from changes in:
Receivables	(66,007)	100	—	—	(65,907)
Inventories and Prepaid expenses	(44,927)	(347)	—	—	(45,274)
Accounts payable and other current liabilities	119,900	(83)	—	—	119,817

Net cash provided by (used in) operating activities	33,920	(709)	937	—	34,148

Cash flows from investing activities:
Capital expenditures, net of construction payables	(621,099)	(8,572)	—	—	(629,671)
Restricted cash and investments	407,390	—	(937)	—	406,453
Investment in unconsolidated affiliates	—	(3,500)	—	—	(3,500)
Note Receivable from Wynn Resorts, Ltd	(80,767)	—	—	—	(80,767)
Other assets	(24,873)	967	—	—	(23,906)
Due (to) from affiliates	21,421	(32,705)	—	—	(11,284)
Proceeds from sale of assets	—	23	—	—	23

Net cash used in investing activities	(297,928)	(43,787)	(937)	—	(342,652)

Cash flows from financing activities:
Principal payments on long-term debt	(19,000)	—	—	—	(19,000)
Proceeds from issuance of long-term debt	472,436	44,750	—	—	517,186
Payment on long-term liabilities	—	—	—	—	—
Payment of financing costs	(7,454)	(254)	—	—	(7,708)

Net cash provided by financing activities	445,982	44,496	—	—	490,478

Cash and cash equivalents:
Increase in cash and cash equivalents	181,974	—	—	—	181,974
Balance, beginning of period	25,692	(1)	—	—	25,691

Balance, end of period	$207,666	$(1)	$—	$—	$207,665

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONSOLIDATING STATEMENTS OF CASH FLOWS INFORMATION

NINE MONTHS ENDED SEPTEMBER 30, 2004

(amounts in thousands)

(unaudited)

	Issuers	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminating Entries	Total
Cash flows from operating activities:
Net income (loss)	$(54,270)	$(561)	$475	$86	$(54,270)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	904	1,386	—	—	2,290
Amortization of deferred financing costs and OID	19,534	—	—	—	19,534
Property charges and other	240	1,221	—	—	1,461
Incidental operations	(240)	(671)	—	—	(911)
Equity in loss from subsidiaries	86	—	—	(86)	—
Increase (decrease) in cash from changes in:
Receivables, net	(7)	(104)	—	—	(111)
Inventories and prepaid expenses	(2,107)	145	—	—	(1,962)
Accounts payable and other current liabilities	8,387	366	—	—	8,753

Net cash (used in) provided by operating activities	(27,473)	1,782	475	—	(25,216)

Cash flows from investing activities:
Capital expenditures, net of construction payables	(572,054)	(46,570)	—	—	(618,624)
Restricted cash and investments	225,920	—	(63)	—	225,857
Other assets	(23,712)	(547)	—	—	(24,259)
Due (to) from affiliates	200,742	45,350	(412)	—	245,680

Net cash used in investing activities	(169,104)	(1,767)	(475)	—	(171,346)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	322,555	—	—	—	322,555
Principal payments of long-term debt	(122,420)	—	—	—	(122,420)

Net cash provided by financing activities	200,135	—	—	—	200,135

Cash and cash equivalents:
Increase in cash and cash equivalents	3,558	15	—	—	3,573
Balance, beginning of period	18,236	(2)	—	—	18,234

Balance, end of period	$21,794	$13	$—	$—	$21,807

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and the condensed notes thereto included elsewhere in this Quarterly Report on Form 10-Q. Unless the context otherwise requires, all references herein to the “Company,” “we,” “us” or “our,” or similar terms, refer to Wynn Las Vegas, LLC, a Nevada corporation and its consolidated subsidiaries, including for periods when the Company was named Hotel A, LLC.

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Certain information included in this Quarterly Report on Form 10-Q contains statements that are forward-looking, including, but not limited to, statements relating to our business strategy and development activities as well as other capital spending, financing sources, the effects of regulation (including gaming and tax regulations), expectations concerning future operations, margins, profitability and competition. Any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, in some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “would,” “could,” “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “continue” or the negative of these terms or other comparable terminology. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by us. These risks and uncertainties include, but are not limited to, conditions precedent to funding under the agreement governing the disbursement of the proceeds of certain of our debt offerings and borrowings under our credit facilities, competition in the casino/hotel and resorts industries, our intention to fund a substantial portion of the development and construction costs of Encore at Wynn Las Vegas with anticipated cash flows generated at our Wynn Las Vegas casino resort, new development and construction activities of competitors, our lack of operating history, our dependence on Stephen A. Wynn and existing management, our dependence on one property for all of our cash flow, leverage and debt service (including sensitivity to fluctuations in interest rates), levels of travel, leisure and casino spending, general domestic or international economic conditions, pending or future legal proceedings, changes in federal or state tax laws or the administration of such laws, changes in gaming laws or regulations (including the legalization of gaming in certain jurisdictions), applications for licenses and approvals under applicable jurisdictional laws and regulations (including gaming laws and regulations), the impact that an outbreak of an infectious disease, such as avian flu, or the impact of a natural disaster, such as the tsunami which struck southeast Asia in December 2004, may have on the travel and leisure industry, and the consequences of the war in Iraq and other military conflicts in the Middle East and any future security alerts and/or terrorist attacks. Further information on potential factors that could affect our financial condition, results of operations and business are included in our filings with the Securities and Exchange Commission (“SEC”). You should not place undue reliance on any forward-looking statements, which are based only on information currently available to us. We undertake no obligation to publicly release any revisions to such forward-looking statements to reflect events or circumstances after the date of this report.

Overview

We are a developer, owner and operator of casino resorts. Wynn Las Vegas, our first casino resort in Las Vegas, Nevada, opened on April 28, 2005. Until the opening of Wynn Las Vegas, we were a development stage company.

Wynn Las Vegas occupies approximately 217 acres of land fronting the Las Vegas Strip and utilizes approximately 18 additional acres across Sands Avenue for employee parking. The resort offers 2,716 rooms and suites, an approximately 111,000 square foot casino, 22 food and beverage outlets, an 18-hole golf course, approximately 223,000 square feet of meeting space, a Ferrari and Maserati automobile dealership and approximately 76,000 square feet of retail space. Efforts to further enhance and refine Wynn Las Vegas in response to market demands and customer preferences are ongoing.

As part of our overall master plan, we continue to evaluate the previously announced expansion of Wynn Las Vegas, known as “Encore at Wynn Las Vegas” or “Encore.” As a result, we have refined Encore to currently feature an approximately 2,000-room hotel tower fully integrated with Wynn Las Vegas, consisting of approximately 150 suites and approximately 1,850 guest rooms as well as additional casino gaming and entertainment venues, restaurants, nightclubs, swimming pools, a spa and salon, convention and meeting space, and retail outlets. We expect Encore to open in the second half of 2008. As part of Encore, we are developing an additional theater to be called “The Grail Theater” and to be constructed adjacent to our existing Wynn and Broadway theaters at Wynn Las Vegas for the Tony Award winning musical, “Monty Python’s Spamalot”. The Grail Theater will include a retail store, food and beverage facilities and a themed “Spamalot Environment.” The construction cost and completion date for the theater, and the opening date for the production, have not yet been determined.

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

We opened Wynn Las Vegas on April 28, 2005 and operated the casino resort for 156 days during the nine-month period ended September 30, 2005. Prior to opening Wynn Las Vegas, we had not commenced operations, nor generated any significant revenues. Because the quarter ended September 30, 2005 is our first full quarter of operations (except for the Avenue Q show in our Broadway Theater, which opened in late August 2005), we believe that our results of operations for the nine-month periods ended September 30, 2005 and 2004 are not indicative of future results.

Our net loss for the three months ended September 30, 2005 was $3.9 million, which represents a $8.5 million or 68% decrease from the net loss of $12.5 million for the quarter ended September 30, 2004. Our net loss for the nine months ended September 30, 2005 was $55.7 million, which represents a $1.4 million or 3% increase from the net loss of $54.3 million for the nine months ended September 30, 2004.

We expect that our preopening expenses, which were a significant contributor to the net losses incurred for the nine months ended September 30, 2005 and 2004, will decrease in the near term. We will no longer incur preopening expenses associated with Wynn Las Vegas (excluding Encore). However, preopening expenses relating to Encore will increase as the scope and plans for Encore are completed.

Financial results for the three and nine months ended September 30, 2005 compared to the three and nine months ended September 30, 2004.

The following table sets forth our financial results and reconciles Wynn Las Vegas’ Adjusted Property EBITDA (as defined below) to our consolidated net loss for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues
Casino	$123,049	$—	$221,764	$—
Rooms	61,393	—	106,026	—
Food and beverage	61,211	—	109,266	—
Entertainment, retail and other	41,798	—	76,457	—

Gross revenues	287,451	—	513,513	—
Less promotional allowances	(36,266)	—	(61,200)	—

Net revenues	$251,185	$—	$452,313	$—

Adjusted Property EBITDA (1)	$73,205	$—	$131,940	$—

Other operating costs and expenses
Wynn Las Vegas
Preopening expenses	(1,541)	(11,356)	(67,427)	(26,613)
Depreciation and amortization	(35,614)	(869)	(61,182)	(2,290)
Property charges	(5,936)	(732)	(6,047)	(1,461)
Management fees	(3,783)	—	(6,785)	—
Corporate allocations	(3,861)	—	(6,139)	—
Other	(574)	(1)	(762)	(3)

Total	(51,309)	(12,958)	(148,342)	(30,367)

Operating income (loss)	21,896	(12,958)	(16,402)	(30,367)

Other non-operating costs and expenses
Interest income	5,022	488	12,857	1,725
Interest expense, net	(30,849)	—	(52,157)	—
Loss on early extinguishment of debt	—	—	—	(25,628)

Total	(25,827)	488	(39,300)	(23,903)

Net loss	$(3,931)	$(12,470)	$(55,702)	$(54,270)

(1)	“Adjusted Property EBITDA” is earnings before interest, taxes, depreciation and amortization, pre-opening expenses, property charges and other, management fees, corporate allocations and other non operating income and expenses. Management uses Adjusted Property EBITDA as the primary measure of the operating performance of Wynn Las Vegas and to compare the operating performance of Wynn Las Vegas with those of its competitors. Adjusted Property EBITDA should not be construed as an alternative to operating income, as an indicator of the Company’s performance, as an alternative to cash flows from operating activities, as a measure of liquidity, or as any other measure determined in accordance with generally accepted accounting principles in the United States. The Company has significant uses of cash flows, including capital expenditures, propening costs interest payments and debt principal repayments, which are not reflected in Adjusted Property EBITDA. Also, other companies may calculate Adjusted Property EBITDA in a different manner than the Company.

The three months ended September 30, 2005 and the 156 days of operations during the nine months ended September 30, 2005 have no comparisons to prior periods as we were solely a development stage company prior to the opening of Wynn Las Vegas on April 28, 2005.

Revenues

Wynn Las Vegas’ net gaming revenues were $123.0 million for the three months ended September 30, 2005, and $221.8 million for the 156 days of operations during the nine months ended September 30, 2005.

During both the three and the nine month periods ended September 30, 2005, the average table games win percentage (before discounts) was within the expected range of 18% to 22%, and the slot win percentage was within the expected range of between 5% to 6% of handle.

For the three months ended September 30, 2005, room revenues were approximately $61.4 million. Average daily rate (“ADR”) and occupancy for that period were $264 and 93.0%, respectively, generating revenues per available room (“REVPAR”) of $246. Other non-gaming revenues included food and beverage revenues of approximately $61.2 million, retail revenues of approximately $16.9 million, entertainment revenues of approximately $14.0 million, and other revenues from outlets including the spa and salon of approximately $10.9 million.

For the 156 days of operations during the nine months ended September 30, 2005, room revenues were approximately $106.0 million. ADR and occupancy for that period were $272 and 91.8%, respectively, generating REVPAR of $250. Other non-gaming revenues included food and beverage revenues of approximately $109.3 million, retail revenues of approximately $33.8 million, entertainment revenues of approximately $23.6 million, and other revenues from outlets including the spa and salon of approximately $19.1 million.

Adjusted Property EBITDA

Wynn Las Vegas’ adjusted EBITDA was approximately $73.2 million for the three months ended September 30, 2005 and was approximately $131.9 million for the 156 days of operations during the nine months ended September 30, 2005. Included in adjusted EBITDA are direct departmental expenses not present in the corresponding 2004 periods. During the three months ended September 30, 2005, these departmental expenses include casino expenses of $53.4 million, rooms expenses of $16.1 million, food and beverage expenses of $42.5 million, and entertainment, retail and other expenses of $28.4 million. During the 156 days of operations during the nine months ended September 30, 2005, these departmental expenses include casino expenses of $95.7 million, rooms expenses of $27.9 million, food and beverage expenses of $76.2 million, and entertainment, retail and other expenses of $48.7 million. Operating efficiencies continue to improve, as the number of full-time equivalent employees has decreased from an average of 9,600 in the quarter ending June 30, 2005, to 8,200 in the quarter ending September 30, 2005.

Preopening expenses

Wynn Las Vegas’ preopening expenses decreased by $9.8 million or 86% for the three months ended September 30, 2005 compared to the three months ended September 2004, as a result of the resort opening in the second quarter of 2005. Preopening expenses for Wynn Las Vegas ceased upon opening the hotel; however, preopening expenses relating to Encore continue. During the nine months ended September 30, 2005 compared to September 30, 2004, however, preopening expenses increased by $40.8 million or 153% due primarily to a substantial increase in staffing required in the period immediately before the opening of Wynn Las Vegas.

Depreciation and amortization

Wynn Las Vegas’ depreciation and amortization increased by $34.7 million and $58.9 million for the three and nine-month periods ended September 30, 2005, compared to the same periods in 2004, as a result of the opening of the resort. During construction of Wynn Las Vegas, costs incurred in the construction of the buildings, improvements to land and the purchases of assets for use in operations were capitalized. Once the resort opened and these assets were placed into service, we began recognizing the associated depreciation expenses. The depreciation expenses will continue throughout the estimated useful lives of these assets.

Property charges and other

We continually evaluate market demand and customer preferences for our amenities and service offerings. Accordingly, we began to make enhancements and refinements to Wynn Las Vegas in the third quarter of 2005. Included in property charges and other for the three and nine months ended September 30, 2005 is approximately $2.9 million of costs relating to assets replaced or refurbished to enhance the resort. Also included in property charges for the three and nine months ended September 30, 2005 is approximately $3.0 million of expense relating to the abandonment of improvements made to the temporary offices utilized during part of the construction and opening the resort. There were no comparable property charges incurred during 2004.

Management fees and allocations

Since opening Wynn Las Vegas, management fees payable to Wynn Resorts for certain corporate management services have been charged and accrued at 1.5% of revenues. These fees will be paid upon Wynn Las Vegas, LLC meeting certain leverage ratios and satisfying certain other criteria set forth in a management agreement we entered into in connection with our credit facilities. Other allocations include certain corporate overhead charged to Wynn Las Vegas.

Other non-operating costs and expenses

Interest income increased by $4.5 million and $11.1 million, respectively, for the three and nine months ended September 30, 2005, compared to 2004, due primarily to the significant increase in the amount of average cash balances available and invested from free cash flow of Wynn Las Vegas, the remaining proceeds of our 6-5/8% First Mortgage Notes due 2014 (the “First Mortgage Notes”) and borrowings under our credit facilities that were invested during the three and nine months ended September 30, 2005, compared to the same periods in 2004. In addition, interest rates have increased since 2004, thus increasing our interest income for the 2005 periods compared to 2004.

Interest expense, net, increased by $30.8 million and $52.2 million for the three and nine months ended September 30, 2005, compared to 2004, due primarily to the significant decrease in the amount of interest capitalized. During the construction of Wynn Las Vegas, the majority of interest costs were capitalized. Upon the opening of Wynn Las Vegas, a substantial portion of our assets previously under construction were placed into service, and the majority of our interest cost was thereafter expensed.

Also, during 2004, we recorded a $25.6 million loss on the early retirement of $122.4 million of the original $370.0 million of 12% Second Mortgage Notes due 2010 (the “Second Mortgage Notes”). This loss resulted from the write-off of associated deferred financing costs and original issue discount, as well as a 12% redemption premium, on the Second Mortgage Notes. Most of the remaining principal amount of the Second Mortgage Notes have since been repurchased.

Comprehensive Income

Comprehensive income of approximately $6.1 million and $8.0 million, respectively for the three and nine month periods ended September 30, 2005 increased from the comprehensive losses of $8.9 million and $2.9 million, respectively, for the three and nine months ended September 30, 2004, due to the changes in the fair value of our interest rate swaps outstanding during each of those periods. We seek to manage the interest rate risk associated with our variable rate borrowings, through balancing fixed-rate and variable-rate borrowings and the use of derivative financial instruments. Our interest rate swaps have been designated by us as cash flow hedges in accordance with prevailing accounting regulations. As of September 30, 2005 and December 31, 2004, we

recorded approximately $8.6 million and $583,000 in other assets, respectively, to reflect their fair value. These fair value amounts approximate the amount we would pay or receive if these contracts were settled at these dates. Fair value is estimated based upon current, and predictions of future, interest rate levels along a yield curve, the remaining duration of the instruments and other market conditions. Therefore, the fair value is subject to significant estimation and a high degree of variability of fluctuation between periods.

Liquidity and Capital Resources

Cash flows from operations

Our operating cash flows are primarily affected by our operating income, interest paid and non-cash charges included in operating income. We believe that cash flows from operations for the nine months ended September 30, 2005, are not indicative of future results, primarily because of the preopening expenses that were incurred in connection with the opening of Wynn Las Vegas and included in the nine months ended September 30, 2005 and 2004. Cash provided by operations for the nine months ended September 30, 2005 was approximately $34.1 million and cash used in operations for the nine months ended September 30, 2004 was approximately $25.2 million.

Capital Resources

At September 30, 2005, we had approximately $579.8 million of cash and cash equivalents and restricted cash and investments, of which $207.7 million was available for our unrestricted use. We also had approximately $372.1 million in restricted cash and investments from the proceeds of our debt and equity financings. This amount is restricted for the final project costs of Wynn Las Vegas and the development and construction of Encore. Included in this amount is $80.0 million restricted for a Wynn Las Vegas liquidity reserve and completion guarantee ($30.0 million of which must be retained for Encore for a completion guarantee if the budget, plans and specifications for Encore (the “Encore Budget, Plans and Specifications”) are approved), is restricted for the remaining costs of Wynn Las Vegas and the construction, development and preopening expenses of Encore. Cash equivalents are comprised of investments in overnight money market funds. Restricted investments are kept in money market funds or relatively short-term, government-backed, marketable debt securities as required by agreements governing the Company’s debt facilities.

Construction and Development

Wynn Las Vegas

Construction of Wynn Las Vegas was virtually complete by the opening on April 28, 2005. Certain minor construction, consisting primarily of punchlist items and the Broadway Theater, continued subsequent to opening. As of September 30, 2005, the Broadway Theater was complete and the punchlist had been virtually completed. However, a final accounting has not yet been made. Based on information available to us at September 30, 2005, the total cost of Wynn Las Vegas is expected to be in the range of $2.72 to $2.75 billion. This includes the cost of acquiring approximately 235 acres of land, costs of design and construction, capitalized interest, pre-opening expenses, financing fees and construction contingencies, but excluding the incremental cost for Encore (other than the land for Encore). Through September 30, 2005, we had funded approximately $2.7 billion of Wynn Las Vegas project costs primarily from a combination of contributed capital, proceeds from sales of our common stock, proceeds from the issuance of the Second Mortgage Notes which were discharged in December 2004, proceeds from the issuance of First Mortgage Notes, and a portion of the borrowings under our credit facilities. We have sufficient cash balances, including our completion guarantee and liquidity reserve, as well as availability under our credit facilities, to pay for all of the costs of the Wynn Las Vegas project.

Since opening Wynn Las Vegas, we have been evaluating customer reactions to the property and our service offerings and in response have commenced certain enhancements and refinements to Wynn Las Vegas. As a result, we have begun to incur capital expenditures relating to these enhancements and refinements. Under our credit facilities we are permitted to make a maximum of $40.0 million of capital expenditures for Wynn Las Vegas in 2005, and $80.0 million of capital expenditures in 2006; provided that such limitations shall be increased by the amount of any capital contributions made by Wynn Resorts and applied to such capital expenditures.

Encore at Wynn Las Vegas

Due to the strong demand for Wynn Las Vegas, the continued strength in the Las Vegas market, and our desire to maximize the potential of our substantial real estate assets, we continue to evaluate Encore as part of our overall master plan. As a result, we have refined Encore to currently feature an approximately 2,000-room hotel tower fully integrated with Wynn Las Vegas, consisting of approximately 150 suites and approximately 1,850 guest rooms, as well as additional entertainment venues, restaurants, nightclubs, swimming pools, casino gaming, a spa and salon, convention and meeting space, and retail outlets. We expect Encore to open in the second half of 2008.

In June 2005, we received the necessary consents from the holders of our First Mortgage Notes and our lenders to extend the deadline for approval of the budget, plans and specifications for Encore (the “Encore Budget, Plans and Specifications”) from June 30, 2005 to December 31, 2005 (which may be further extended to March 31, 2006 upon receiving further approvals), and to extend the outside date for completion of Encore from March 31, 2008 to December 31, 2008.

Although the budget has not been finalized and must be approved by Wynn Resorts’ Board of Directors, we expect that the remaining proceeds from the First Mortgage Notes, together with availability under our existing credit facilities and cash flow from the operations of Wynn Las Vegas, will be sufficient to pay for expenditures of up to $1.4 billion on the Encore project without incurring additional debt or receiving additional capital contributions from Wynn Resorts. The availability of notes proceeds and funds under the credit agreement in excess of $100.0 million is subject to approval of the Encore Budget, Plans and Specifications by a majority of arrangers or lenders. Once the Company has finalized the scope and plans for Encore, it will seek the necessary approvals from its lenders.

Financing Activity

On December 14, 2004, we completed a series of transactions that refinanced our debt structure and raised additional funds we anticipate will be needed to develop Encore. The closing of the refinancing was the culmination of a series of transactions designed to facilitate the development of Encore, lower our overall cost of borrowing, and achieve an enhanced degree of financial maturity. In addition, it provided us with the financial flexibility to continue to develop our real estate assets.

We borrowed the remaining $373.4 million available under the delay draw term loan facility during the first quarter of 2005, as was required under the agreements governing the credit facilities. The total $400 million of proceeds of the delay draw term loan facility are being used as a portion of the total financing of Wynn Las Vegas.

As originally intended, on August 15, 2005, we borrowed $80.0 million of the $600.0 million available under our revolving credit facility and loaned the money to Wynn Resorts to provide a portion of the financing for Wynn Macau. We repaid this borrowing on October 25, 2005. The amount that was repaid may be reborrowed.

The costs of Wynn Las Vegas are paid for with funds from the following sources and in the following order of priority:

•	First by using any proceeds from the First Mortgage Notes, and the proceeds of borrowings under the credit facilities, until exhaustion of the First Mortgage Notes proceeds, with amounts funded 66.67% from notes proceeds and 33.33% from the new credit facilities;

•	Second, by using proceeds of additional borrowings under our credit facilities; and

•	Third, by using the funds made available to us on a gradual basis from the $30 million available of the $50 million completion guarantee deposit account and the $30 million liquidity reserve account.

Through September 30, 2005, we had funded approximately $60.7 million of costs associated with the design and predevelopment of Encore (including $35.1 million since December 14, 2004). Until such time as the Encore Budget, Plans and Specifications have been submitted by us and approved by a majority of the arrangers or a majority of the lenders under the agreement governing the disbursement of funds for Wynn Las Vegas and Encore, we may make additional disbursements of up to $64.9 million to pay for development costs for Encore. If the Encore Budget, Plans and Specifications are approved by December 31, 2005 (which may be further extended to March 31, 2006 upon receiving certain approvals), then we expect to fund construction of Encore with remaining proceeds of the First Mortgage Notes, borrowings under our credit facilities and future cash flows from the operations of Wynn Las Vegas. We will fund the costs of development and construction of Encore pursuant to the disbursement agreement, with funds utilized in the same order of priority as indicated above for Wynn Las Vegas. If the Encore Budget, Plans and Specifications are not approved by December 31, 2005 (or March 31, 2006, if further extended), then the amount available under the new credit facilities, and the amount of indebtedness that the indenture for the First Mortgage Notes will permit us to incur for this purpose, will be reduced by $550.0 million.

We also entered into two interest rate swaps in December 2004 to hedge a portion of the underlying interest rate risk on future borrowings under our credit facilities. See Item 3. “Quantitative and Qualitative Disclosures About Market Risk,” below.

Other

On May 24, 2005, we borrowed an aggregate amount of $44.75 million under two term loans secured by a corporate aircraft. The loans mature on May 24, 2010. Principal and interest is payable quarterly, and interest is calculated at LIBOR plus a margin of 2.375%. In addition to scheduled amortization payments, we are required to prepay the loans if certain events of loss with respect to the aircraft occur. Beginning December 31, 2006, we may prepay all or any portion of the loans, subject to a minimum prepayment of $10.0 million.

Other Liquidity Matters

We are restricted under the indenture governing the First Mortgage Notes from making certain “restricted payments” as defined in the Indenture. These restricted payments include the payment of dividends or distributions to any direct or indirect holders of equity interests of Wynn Las Vegas, LLC. These restricted payments may not be made until Wynn Las Vegas has been completed and certain other financial and non-financial criteria have been satisfied. In addition our other credit facilities contain similar restrictions.

If completion of Encore is delayed, then our debt service obligations accruing prior to the actual opening of Encore will increase correspondingly. We intend to fund the operations and capital requirements of Wynn Las Vegas from operating cash flow and remaining availability under our credit facilities. We cannot assure you, however, that Wynn Las Vegas will generate sufficient cash flow from operations or that future borrowings available to us under our credit facilities will be sufficient to enable us to service and repay our indebtedness and to fund its other liquidity needs. We may refinance all or a portion of our indebtedness on or before maturity. We cannot assure you that we will be able to refinance any of the indebtedness on acceptable terms or at all.

Furthermore, new business developments or other unforeseen events may occur, resulting in the need to raise additional funds. We continue to explore opportunities to develop additional gaming or related businesses utilizing our substantial real estate holdings in Las Vegas. There can be no assurances regarding the business prospects with respect to any other opportunity. Any such development would require us to obtain additional financing.

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

Construction and Development Estimates

During construction, direct costs such as those incurred for the design and construction of Wynn Las Vegas and Encore, including applicable portions of interest, are capitalized. Accordingly, the recorded amounts of property and equipment increase significantly during the construction periods. Depreciation expense related to capitalized construction costs is recognized when the related assets are put in service. Accordingly, upon opening, we began recognizing depreciation on the fixed assets of Wynn Las Vegas. Depreciation expense is recognized in our financial statements based on the straight-line method over the estimated useful lives of the corresponding assets as follows:

Buildings and improvements	40 years
Parking garage	15 years
Airplanes	7 to 20 years
Furniture, fixtures, equipment and land improvements	3 to 20 years

The remaining estimated useful lives of assets are periodically reviewed. A charge resulting from a change in the estimated period of benefit is accounted for in the period of change as a change in accounting estimate under Accounting Principles Board (“APB”) No. 20, “Accounting Changes”.

Costs of building repairs and maintenance are charged to expense when incurred. The cost and accumulated depreciation of property and equipment retired or otherwise disposed of are eliminated from the respective accounts and any resulting gain or loss is included in operating income or loss.

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

Allowance for Estimated Doubtful Accounts Receivable

We maintain a reserve for bad debts. The provision for doubtful accounts, an operating expense, increases the reserve for bad debts. Write-offs decrease the reserve. We evaluate the reserve for bad debts based on a specific review of customer accounts as well as management’s prior experience with collection trends in the casino industry and current economic and business conditions.

A substantial portion of our outstanding receivables relates to casino credit play. Credit play represents a significant portion of the table games volume at Wynn Las Vegas. We maintain strict controls over the issuance of markers and aggressively pursue collection from those customers who fail to pay their marker balances timely. These collection efforts may include the mailing of statements and delinquency notices, personal contacts, the use of outside collection agencies, and civil litigation and criminal proceedings. Markers are generally legally enforceable instruments in the United States. Markers are not legally enforceable instruments in some foreign countries, but the United States assets of foreign customers may be used to satisfy judgments entered in the United States. At September 30, 2005, approximately 57% of our casino accounts receivable were owed by customers from foreign countries. The collectibility of markers given by foreign customers is affected by a number of factors including changes in currency exchange rates and economic conditions in the customers’ home countries.

As our customer payment experience evolves, we will continue to refine our estimated reserve for bad debts. Accordingly, the associated provision for doubtful accounts charge may fluctuate as shown by the relative amounts charged for the three and nine months ended September 30, 2005 of $2.0 million and $10.6 million, respectively. Because individual customer account balances can be significant, the reserve and the provision can change significantly between periods, as information about a certain customer becomes known or as changes in a region’s economy or legal system occur.

Accruals

We estimate liabilities for certain self-insurance, customer loyalty program reward redemptions, contingencies, claims and litigation and other items, as appropriate. Management determines the adequacy of these estimates by reviewing the expected trends and from industry experience and adjusts the assumptions utilized as necessary.

Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share Based Payment.” This statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. SFAS No. 123 establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services or incurs a liability in exchange for goods and services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. It requires an entity to measure the costs of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and recognize that cost over the service period. This statement, according to SEC rule, as amended, is effective January 1, 2006. We are currently evaluating the methodology to be used in measuring the fair value of stock-based compensation awards, as well as the impact that adoption of this statement will have on our consolidated financial position and results of operations.

In May 2005, FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle. It also requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. The statement will be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not expect the adoption of SFAS No. 154 to have a material effect on our consolidated financial position or results of operations.

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

On December 14, 2004, concurrent with refinancing our indebtedness, we terminated the two interest rate swaps we had previously entered into as required under the terms of our original financing documents. As a result of the termination, we received approximately $9.6 million in settlement of the related assets, which is being amortized from accumulated other comprehensive income to reduce interest expense over the original contract life of the two interest rate swaps. Approximately $1.2 million and $3.6 million was amortized against interest expense during the three and nine months ended September 30, 2005, respectively.

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

As of September 30, 2005, we recorded in other assets the fair value of the net effect of the two new interest rate swaps of approximately $8.6 million, an increase of $8.0 million compared to the value of $583,000 at December 31, 2004. Because there has been no ineffectiveness in the hedging relationship, the corresponding change in fair value of equal amount is reported in other comprehensive income for the year ended December 31, 2004. The fair value approximates the amount we would receive if these contracts were settled at the respective valuation dates. Fair value is estimated based upon current, and predictions of future, interest rate levels along a yield curve, the remaining duration of the instruments and other market conditions. Therefore, the fair value is subject to significant estimation and a high degree of variability of fluctuation between periods.

Interest Rate Sensitivity

Although we hedge a significant portion of our floating-rate debt, a 1% increase in the LIBOR would have increased our interest cost by approximately $217,000 and $280,000 for the three and nine months ended September 30, 2005, based upon the average amounts outstanding during those periods.

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

(b) Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company does not have any material litigation as of September 30, 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

Item 6. Exhibits

(a) Exhibits

EXHIBIT INDEX

Exhibit No.	Description
3.1	Second Amended and Restated Articles of Organization of Wynn Las Vegas, LLC. (1)

3.2	Second Amended and Restated Operating Agreement of Wynn Las Vegas, LLC. (1)

10.1	Employment Agreement, dated as of August 31, 2005, between Wynn Las Vegas, LLC and Andrew Pascal. (2)

10.4	Second Amendment to Credit Agreement, dated as of June 29, 2005, among Wynn Las Vegas, LLC, the Wynn Amendment Parties (as defined therein) and Deutsche Bank Trust Company Americas, as administrative agent on behalf of the Lenders (as defined therein). (3)

*31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a – 14(a) and Rule 15d – 14(a).

*31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a – 14(a) and Rule 15d – 14(a).

*32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350.

*	Filed herewith.
(1)	Previously filed with the Registration Statement on Form S-4 (File No. 333-124052) filed by the Registrant on April 13, 2005 and incorporated herein by reference.
(2)	Previously filed with the Current Report on Form 8-K filed by the Registrant on September 1, 2005 and incorporated herein by reference.
(3)	Previously filed with the Current Report on Form 8-K/A filed by the Registrant on September 29, 2005 and incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WYNN LAS VEGAS, LLC

Dated: November 14, 2005	By:	/s/ David R. Sisk
David R. Sisk Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)