Form 10-K
period 2005-12-31
WYNN LAS VEGAS LLC
filed 2006-03-31
CIK 1180638

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period                      to

Commission File No. 333-98369

WYNN LAS VEGAS, LLC

(Exact name of registrant as specified in its charter)

NEVADA	46-0484987
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3131 Las Vegas Boulevard South - Las Vegas, Nevada 89109

(Address of principal executive offices) (Zip Code)

(702) 770-7555

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes   ☐     No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes   ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒      No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes    ☐     No   ☒

The aggregate market value of the registrant’s voting interests held by non-affiliates on June 30, 2005 was $0. Wynn Resorts Holdings, LLC owns all of the membership interests of the registrant as of March 27, 2006.

PART I

Item 1. Business

Overview

Wynn Las Vegas, LLC owns and operates “Wynn Las Vegas,” a destination casino resort on the “Strip” in Las Vegas, Nevada, and is developing an expansion of Wynn Las Vegas named “Encore at Wynn Las Vegas,” or “Encore.” Wynn Las Vegas, LLC was formed on April 17, 2001 as a Nevada limited liability company. Originally named Hotel A, LLC its name was changed to Wynn Las Vegas, LLC on May 15, 2002. Unless the context otherwise requires, all references herein to the “Company,” “we,” “us” or “our,” or similar terms, refer to Wynn Las Vegas, LLC and its consolidated subsidiaries, including for periods when the Company was named Hotel A, LLC. The sole member of the Company is Wynn Resorts Holdings, LLC (“Holdings”). The sole member of Holdings is Wynn Resorts, Limited (“Wynn Resorts”).

Wynn Las Vegas Capital Corp. (“Wynn Capital”) is a wholly owned subsidiary of Wynn Las Vegas, LLC incorporated on June 3, 2002, solely for the purpose of obtaining financing for Wynn Las Vegas. Wynn Capital is authorized to issue 2,000 shares of common stock, par value $0.01. At December 31, 2005, the Company owned the one share that was issued and outstanding. Wynn Capital has neither any significant net assets nor any operating activity. Its sole function is to serve as the co-issuer of the mortgage notes described below. Wynn Las Vegas, LLC and Wynn Capital together are hereinafter referred to as the “Issuers”.

We commenced operations with the opening of Wynn Las Vegas on April 28, 2005. The development of Encore continues. Prior to April 28, 2005, we were solely a development stage company.

We have previously filed registration statements and other documents with the Securities and Exchange Commission (“SEC”). Any document we file may be inspected, without charge, at the SEC’s public reference room at 100 F Street, N.E. Washington, D.C. 20549 or at the SEC’s internet site address at http://www.sec.gov. Information related to the operation of the SEC’s public reference room may be obtained by calling the SEC at 1-800-SEC-0330. In addition, through its own internet address at www.wynnresorts.com, Wynn Resorts provides a hyperlink to a third-party SEC filing website which posts our filings as soon as reasonably practicable, where they can be reviewed without charge.

Wynn Las Vegas

Wynn Las Vegas’ accommodations, amenities and exceptional service have allowed us to attract and retain high quality customers. Wynn Las Vegas offers 2,674 rooms and suites in its 45-story tower, plus 36 fairway villas and 6 private-entry villas for our premium guests. The approximately 111,000 square foot casino features 137 table games, a baccarat salon, private VIP gaming rooms, a poker room, 1,960 slot machines, a race and sports book and a keno lounge. The resort’s 22 food and beverage outlets feature six fine dining restaurants, including restaurants helmed by award winning chefs. Wynn Las Vegas also offers a nightclub, an ultra-lounge, a spa and salon, a Ferrari and Maserati automobile dealership, wedding chapels, an 18-hole golf course, approximately 223,000 square feet of meeting space and an approximately 76,000 square foot retail promenade featuring boutiques from Chanel, Christian Dior, Graff, Manolo Blahnik, Jean-Paul Gaultier and Louis Vuitton. Wynn Las Vegas also has two showrooms. The Wynn Theater features “Le Rêve,” a water-based production by Franco Dragone, who created “O,” “Mystère” and Celine Dion’s “A New Day....” The Broadway Theater currently features the Tony Award winning Broadway musical, “Avenue Q.” We believe that the unique experience of Wynn Las Vegas drives the significant visitation experienced since opening. Since opening, we experienced an overall 92.1% average occupancy and $274 average daily room rate, which compares favorably to the overall 89.2% average occupancy and $103 average daily room rate of the Las Vegas Strip.

Since its opening, we have further enhanced and refined Wynn Las Vegas in response to market demands and customer preferences. In addition, we have agreed with the producers of “Avenue Q” that the May 28, 2006 performance of the show will be the last at Wynn Las Vegas. We intend to remodel the Broadway Theater and adjacent areas to accommodate “Monty Python’s Spamalot” winner of the 2005 Tony Award for best musical.

Construction and Development

Wynn Las Vegas

Wynn Las Vegas, with the exception of the Broadway Theater, opened on April 28, 2005. The Broadway Theater, presenting “Avenue Q,” opened in late August 2005. The entire Wynn Las Vegas project was constructed at a total cost of approximately $2.74 billion. This includes the purchase of the land (including the land for Encore) and buildings formerly comprising the Desert Inn Resort & Casino (the “Desert Inn”), additional land for employee parking, costs of design and construction, financing fees, interest and other pre-opening costs.

Beginning in the third quarter of 2005, in the ordinary course of our business and in order to increase revenues, we made and continue to make certain enhancements and refinements to Wynn Las Vegas. We have remodeled six of our Fairway Villas, Corsa Cucina, the property’s contemporary Italian restaurant, Tryst, the nightclub formerly known as La Bête, and portions of the high-limit gaming areas. We also intend to remodel the Broadway Theater and adjacent areas to accommodate the Tony Award winning show, “Monty Python’s Spamalot.” As a result, we have incurred and will continue to incur capital expenditures relating to these enhancements and refinements.

Encore

As a result of the strong demand for the amenities and services offered by Wynn Las Vegas, the continued strength of the Las Vegas market, and our desire to maximize the potential of our substantial real estate assets, we intend to develop Encore on approximately 20 acres on the Strip, immediately adjacent to Wynn Las Vegas. We have refined the design of Encore to include a 2,054-room hotel tower fully integrated with Wynn Las Vegas, containing 144 suites and 1,910 guest rooms, as well as an approximately 44,000 square foot casino, additional convention and meeting space, as well as restaurants, nightclubs, swimming pools, a spa and salon and retail outlets. We expect to commence construction of Encore in the second quarter of 2006 and open Encore to the public by the end of 2008. The project budget for Encore is approximately $1.74 billion, including approximately $70.0 million to be incurred for construction of a new employee parking garage on our Koval property, a related pedestrian bridge and costs to be incurred in connection with preparing the Broadway Theater to host “Monty Python’s Spamalot.”

Financing

Wynn Las Vegas and Encore

On December 14, 2004, we completed a series of transactions that lowered our overall cost of borrowing and raised additional funds to develop Encore. This refinancing consisted of $1.3 billion of 6-5/8% First Mortgage Notes due 2014 (the “First Mortgage Notes”), a $400 million term loan facility (the “Term Loan”) and a $600 million revolving credit facility (the “Revolver”). Although a final accounting for Wynn Las Vegas is not expected until the second quarter of 2006, Wynn Las Vegas’ estimated $2.74 billion total project cost has been, and will be, funded from a combination of contributed capital from Wynn Resorts, proceeds from the issuance of the 12% Second Mortgage Notes due 2010 (the “Second Mortgage Notes”) (which were discharged in connection with the December 2004 refinancing), proceeds from the issuance of First Mortgage Notes, and a portion of the Term Loan.

The Revolver is available for Wynn Las Vegas’ general corporate purposes and for Encore, and any amounts repaid may be re-borrowed. In the second quarter of 2005, we borrowed $80.0 million under the Revolver and loaned it to Wynn Resorts as subordinated debt as part of the financing for “Wynn Macau,” Wynn

Resorts’ casino resort development located in the Macau Special Administrative Region of the People’s Republic of China (“Macau”), which is scheduled to open to the public in the third quarter of 2006 (the “Macau Subordinated Debt”). We repaid the $80.0 million Revolver borrowing in the third quarter of 2005. As of December 31, 2005, $10.0 million was outstanding under the Revolver.

Until the budget, plans and specifications for Encore (the “Encore Budget, Plans and Specs”) are approved by our lenders, our loan documents permit us to spend up to $100.0 million of financing proceeds on Encore. Through December 31, 2005, we had spent approximately $40.7 million. We expect that the remaining proceeds from the First Mortgage Notes, together with availability under our credit facilities and cash flow from operations, will be sufficient to pay for expenditures of up to $1.52 billion on the Encore project without incurring additional debt or receiving additional capital contributions from Wynn Resorts. Project costs exceeding $1.52 billion will be financed from the issuance of up to $100.0 million of additional notes and/or contributions from Wynn Resorts.

On March 15, 2006, we amended our credit facilities to (a) allow the Company to issue up to $100.0 million of additional First Mortgage Notes; (b) simplify draw procedures under the Disbursement Agreement; (c) consolidate certain accounts under the Disbursement Agreement; (d) amend and clarify certain of the conditions for the Phase II Approval Date; (e) extend the outside opening date for Encore and the outside completion date for Encore to June 30, 2009 and September 30, 2009, respectively, and (f) permit expenditures of up to $150.0 million on Encore prior to the execution of a guaranteed maximum price contract.

The final costs of Wynn Las Vegas will be paid from previously funded amounts under the First Mortgage Notes and the Term Loan and the ongoing costs of Encore are paid with funds from the following sources and in the following order of priority:

•	First, by using agreed excess cash flow from the operations of Wynn Las Vegas and any equity contributions from Wynn Resorts;

•	Second, by using any proceeds from the First Mortgage Notes (including any additional First Mortgage Notes that may be issued in the future), and the proceeds of borrowings under the Credit Facilities, until exhaustion of the First Mortgage Notes proceeds, with amounts funded 66.67% from notes proceeds and 33.33% from the Credit Facilities;

•	Third, by using proceeds of additional borrowings under the Credit Facilities; and

•	Fourth, by using the funds from the $50.0 million completion guarantee deposit account.

Our Strategy

Capitalize on the “Wynn” Brand. Steve Wynn is the preeminent designer, developer and operator of destination casino resorts and, as such, has developed a “brand name” status. Mr. Wynn’s involvement with Wynn Las Vegas provides a distinct advantage over other gaming enterprises. We integrate luxurious surroundings, upscale design, distinctive entertainment and superior amenities, including fine dining and premium retail offerings, to appeal to a variety of customers, especially high-end customers. We believe that Wynn Las Vegas sets a new standard of luxury and elegance for destination casino resorts in Las Vegas. We also believe that Mr. Wynn’s reputation and the new standard of luxury and elegance brought to the industry by Wynn Las Vegas translate to a high level of anticipation for Encore. We intend to extend our “Wynn” brand to other opportunities as they arise.

Attract and deliver high-quality service and amenities to high-end gaming customers. Wynn Las Vegas was designed and built to attract premium gaming customers. Wynn Las Vegas offers luxurious rooms and suites, high-limit table offerings, VIP gaming salons, exquisite fine dining (including our AAA rated, 5-Diamond French restaurant, Alex), premium retail shopping, distinctive entertainment and an 18-hole golf course. Our hotel and gaming offerings are designed to meet the expectations of high-budget, premium customers, including our Asian customers. We expect our Asian customer segment to become even more significant upon opening Wynn Macau and intend to capitalize on cross-marketing opportunities between Wynn Las Vegas and Wynn Macau.

Marketing. We have positioned Wynn Las Vegas as a full-service luxury resort and casino in the leisure, convention and tour and travel markets. We market Wynn Las Vegas directly to gaming customers using database marketing techniques, as well as using traditional incentives, such as reduced room rates and complimentary meals and suites. We offer high-roller gaming customers premium suites and special hotel services, and have a guest loyalty program that integrates all gaming, hotel, food, beverage and retail revenue generated by a particular guest and compares it against incurred expenses to determine the profitability of that guest. Our rewards system offers discounted and complimentary meals, lodging and entertainment for our guests. We also use our integrated database to target specific customers for promotions that might induce them to visit Wynn Las Vegas.

Mr. Wynn and our marketing team have developed a substantial network of long-standing international and domestic high-roller and premium customers. Mr. Wynn’s reputation has attracted experienced, high-level international and domestic casino marketing executives to work with the Company. We have marketing executives located in local offices in Tokyo, Hong Kong, Macau, Singapore, Taiwan, Vancouver and southern California, as well as independent marketing representatives in major U.S. and foreign cities.

We also create general market awareness for Wynn Las Vegas through conventions and media, including television, radio, newspapers, magazines, the Internet, direct mail and billboards.

Future Las Vegas Expansion. Wynn Las Vegas is located on approximately 55 acres on the famed Las Vegas Strip. Our property is located between the approximately 3.0 million square feet of convention space operated by the Las Vegas Convention and Visitors Authority and the expanding Venetian Casino Resort and its adjoining approximately 1.15 million square foot Sands Expo Center; diagonally across from the Mirage and the Treasure Island Hotel and Casino; directly across from the Fashion Show Mall; and across from new developments expected on the current sites of the New Frontier and the Stardust casino resorts. Encore is being developed on 20 acres of land adjacent to Wynn Las Vegas. We also have an approximately 142-acre parcel of land behind Wynn Las Vegas, which is currently used as a golf course. In addition, we have approximately 18 acres of land across Sands Avenue currently used for employee parking.

We are developing a long-range master plan for the 142-acre golf course that will include a large mixed-use hotel, casino entertainment resort complex. The complex may include multiple waterfront hotels built around a lake offering water sports and other entertainment. The complex also may include multiple restaurants, retail offerings and entertainment venues. We have not yet developed specific plans for such a complex, and there can be no assurance that such plans will be developed. We cannot predict the cost of such a development or whether we will be able to obtain the necessary financing for the development on suitable terms, if at all. It is not expected that any construction on the golf course land would begin before 2009.

Experienced Management Team. Mr. Wynn and his team bring significant experience in designing, developing and operating casino resorts. Mr. Wynn and many members of current senior management team were responsible for the design, development and operation of The Mirage, Treasure Island at The Mirage, and Bellagio. The senior executive team has an average of approximately 25 years of experience in the hotel and gaming industries. In addition, one of our affiliates is a 77-person design, development and construction subsidiary, the senior management of which has significant experience in all major construction disciplines. Other senior executives joined Mr. Wynn from renowned hospitality companies including Caesars Entertainment and Starwood.

Market and Competition

Las Vegas

Las Vegas is the largest gaming market in the United States and is also one of the fastest growing leisure, lodging and entertainment markets in the United States. In 2005, the Las Vegas gaming and hotel markets continued their upward trends with, among other things, a 3.2% increase in visitation, a 13.1% increase in Las Vegas Strip gaming revenue, a 1.3% increase in hotel room inventory and a 14.9% increase in average daily room rates, as compared to 2004.

Many properties on the Las Vegas Strip have opened over the past ten years, including the Bellagio, Mandalay Bay Resort & Casino, New York-New York Hotel and Casino, Paris Las Vegas, Aladdin Resort & Casino and The Venetian. In addition, a number of existing properties on the Las Vegas Strip embarked on expansions during this period, including MGM Grand Hotel and Casino, Luxor Hotel and Casino, Mandalay Bay Resort & Casino and Caesars Palace. As a result, the casino/hotel industry in Las Vegas is highly competitive. Wynn Las Vegas is located on the Las Vegas Strip and competes with these and other high-quality resorts and hotel casinos on the Las Vegas Strip, those in downtown Las Vegas, as well as a large number of hotels and motels in and near Las Vegas.

Many competing properties, such as the Bellagio, Caesars Palace, Luxor Hotel and Casino, Mandalay Bay Resort & Casino, The Mirage, New York-New York Hotel and Casino, Paris Las Vegas, Treasure Island at The Mirage, The Venetian and others, have themes and attractions which draw a significant number of visitors and directly compete with our operations. Some of these facilities are operated by companies that have more than one operating facility and may have greater name recognition and financial and marketing resources than we do while targeting the same demographic group. We seek to differentiate Wynn Las Vegas from other major Las Vegas resorts by concentrating on our fundamental elements of design, atmosphere, personal service and luxury.

Wynn Las Vegas also competes, to some extent, with other hotel/casino facilities in Nevada and Atlantic City, riverboat gaming facilities in other states, casino facilities on Native American lands and elsewhere in the world, state lotteries, Internet gaming and other forms of gaming. The continued proliferation of Native American gaming in California could have a negative impact on our operations. The proliferation of gaming activities in other areas could significantly harm our business as well. In particular, the legalization of casino gaming in or near metropolitan areas, such as New York, Philadelphia, Los Angeles, San Francisco and Boston, from which we attract customers, could have a substantial negative effect on our business. In addition, new or renovated casinos in Macau or elsewhere in Asia could draw Asian gaming customers, including high-rollers, away from Las Vegas.

In addition to the existing casinos with which Wynn Las Vegas currently competes, several new resorts are expected to open on or near the Las Vegas Strip before 2010. The major projects, which have either been announced or are currently under construction, include:

•	Palazzo—Las Vegas Sands’ new development currently under construction adjacent to The Venetian features a 50-floor tower with approximately 3,025 suites, restaurants owned and operated by well-known restaurateurs and a theater that is expected to host a Broadway show. The resort is expected to open in 2007.

•	Echelon Place—Boyd Gaming’s $4.0 billion development, which includes four distinctive hotels with a total of 5,300 guest rooms and suites (one developed by Boyd Gaming and the other three branded Shangri-la, Delano and Mondrian). The development will also include a 140,000 square foot casino, 25 restaurants and bars, pool and garden areas, a 4,000-seat theater and a 1,500-seat theater that will house smaller shows and touring acts. In addition, Boyd will develop, own, and operate the Las Vegas ExpoCenter at Echelon Place, with 650,000 square feet of exhibition and pre-function space and 175,000 square feet of meeting and conference space. The project is expected to open in 2010.

•	City Center—a new development by MGM Mirage, consisting of a 4,000-room casino resort, retail and entertainment facilities, boutique hotels and residential developments at an estimated cost of $7 billion. The project is expected to open in 2010.

•	The New Frontier—land located across the Las Vegas Strip from Wynn Las Vegas is expected to be redeveloped to include a 2,771 room hotel, a 104,000 square foot casino, approximately 255,000 square feet of convention facilities, and several bars, restaurants, lounges, retail, and related areas. The plan also includes a 500 foot high Ferris wheel with 32 passenger capsules, each able to hold up to 25 people. The timing and budget for the project are still undetermined.

•	The Cosmopolitan—a $1.5 billion project being developed by Bruce Eichner, will include a 2,700-unit condominium hotel managed by Hyatt Hotels Corp., a 70,000 square foot casino, retail shops, restaurants, theater, meeting rooms, and a “beach” club. The property will be located south of the Bellagio and is expected to open in 2008.

Regulation and Licensing

Introduction. The gaming industry is highly regulated. Gaming registrations, licenses and approvals can be suspended or revoked for a variety of reasons. If we ever are prohibited from operating Wynn Las Vegas or any other property we may own and operate in the future, we would, to the extent permitted by law, seek to recover our investment by selling the property affected, but we cannot assure you that we would recover its full value.

The ownership and operation of casino gaming facilities in the State of Nevada are subject to the Nevada Gaming Control Act and the regulations made under the Act, as well as to various local ordinances. Wynn Las Vegas’ operations are subject to the licensing and regulatory control of the Nevada Gaming Commission, the Nevada State Gaming Control Board and the Clark County Liquor and Gaming License Board, which we refer to herein collectively as the “Nevada Gaming Authorities.”

Policy Concerns of Gaming Laws. The laws, regulations and supervisory procedures of the Nevada Gaming Authorities are based upon declarations of public policy. These public policy concerns include, among other things:

•	preventing unsavory or unsuitable persons from being directly or indirectly involved with gaming at any time or in any capacity;

•	establishing and maintaining responsible accounting practices and procedures;

•	maintaining effective controls over the financial practices of licensees, including establishing minimum procedures for internal fiscal affairs, and safeguarding assets and revenue, providing reliable recordkeeping and requiring the filing of periodic reports with the Nevada Gaming Authorities;

•	preventing cheating and fraudulent practices; and

•	providing a source of state and local revenue through taxation and licensing fees.

Changes in these laws, regulations and procedures could have significant negative effects on Wynn Las Vegas’ gaming operations and our financial condition and results of operations.

Owner and Operator Licensing Requirements. Wynn Las Vegas, LLC, as the owner and operator of Wynn Las Vegas, has been approved by the Nevada Gaming Authorities as a limited liability company licensee, referred to as a company licensee, which includes approval to conduct casino gaming operations, including a race book and sports pool and pari-mutuel wagering. These gaming licenses are not transferable. We cannot assure you that Wynn Las Vegas, LLC will be able to maintain all approvals and licenses from the Nevada Gaming Authorities.

Company Registration Requirements. Wynn Resorts was found suitable by the Nevada Gaming Commission to own the equity interests of Wynn Resorts Holdings, LLC (“Wynn Resorts Holdings”), a wholly subsidiary of Wynn Resorts, and to be registered by the Nevada Gaming Commission as a publicly traded corporation, referred to as a registered company, for the purposes of the Nevada Gaming Control Act. Wynn Resorts Holdings was found suitable by the Nevada Gaming Commission to own the equity interests of Wynn Las Vegas, LLC and to be registered by the Nevada Gaming Commission as an intermediary company. In addition to being licensed, Wynn Las Vegas, LLC, as an issuer of the First Mortgage Notes that were registered with the SEC, also qualified as a registered company. Wynn Las Vegas Capital Corp., a co-issuer of the First Mortgage Notes, was not required to be registered or licensed, but may be required to be found suitable as a lender or financing source.

Periodically, we are required to submit detailed financial and operating reports to the Nevada Gaming Commission and provide any other information that the Nevada Gaming Commission may require. Substantially all of our material loans, leases, sales of securities and similar financing transactions must be reported to, or approved by, the Nevada Gaming Commission.

Individual Licensing Requirements. No person may become a stockholder or member of, or receive any percentage of the profits of, an intermediary company or company licensee without first obtaining licenses and approvals from the Nevada Gaming Authorities. The Nevada Gaming Authorities may investigate any individual who has a material relationship to or material involvement with us to determine whether the individual is suitable or should be licensed as a business associate of a gaming licensee. Certain of our officers, directors and key employees have been or may be required to file applications with the Nevada Gaming Authorities and are or may be required to be licensed or found suitable by the Nevada Gaming Authorities. All applications required as of the date of this report have been filed. However, the Nevada Gaming Authorities may require additional applications and may also deny an application for licensing for any reason, which they deem appropriate. A finding of suitability is comparable to licensing, and both require submission of detailed personal and financial information followed by a thorough investigation. An applicant for licensing or an applicant for a finding of suitability must pay or must cause to be paid all the costs of the investigation. Changes in licensed positions must be reported to the Nevada Gaming Authorities and, in addition to their authority to deny an application for a finding of suitability or licensing, the Nevada Gaming Authorities have the jurisdiction to disapprove a change in a corporate position.

If the Nevada Gaming Authorities were to find an officer, director or key employee unsuitable for licensing or unsuitable to continue having a relationship with us, we would have to sever all relationships with that person. In addition, the Nevada Gaming Commission may require us to terminate the employment of any person who refuses to file appropriate applications. Determinations of suitability or questions pertaining to licensing are not subject to judicial review in Nevada.

Consequences of Violating Gaming Laws. If the Nevada Gaming Commission decides that we have violated the Nevada Gaming Control Act or any of its regulations, it could limit, condition, suspend or revoke our registrations and gaming license. In addition, we and the persons involved could be subject to substantial fines for each separate violation of the Nevada Gaming Control Act, or of the regulations of the Nevada Gaming Commission, at the discretion of the Nevada Gaming Commission. Further, the Nevada Gaming Commission could appoint a supervisor to operate Wynn Las Vegas and, under specified circumstances, earnings generated during the supervisor’s appointment (except for the reasonable rental value of the premises) could be forfeited to the State of Nevada. Limitation, conditioning or suspension of any of our gaming licenses and the appointment of a supervisor could, and revocation of any gaming license would, have a significant negative effect on our gaming operations.

Requirements for Beneficial Securities Holders. Regardless of the number of shares held, any beneficial holder of a registered company’s voting securities may be required to file an application, be investigated and have that person’s suitability as a beneficial holder of voting securities determined if the Nevada Gaming Commission has reason to believe that the ownership would otherwise be inconsistent with the declared policies of the State of Nevada. If the beneficial holder of the voting securities of Wynn Resorts who must be found suitable is a corporation, partnership, limited partnership, limited liability company or trust, it must submit detailed business and financial information including a list of its beneficial owners. The applicant must pay all costs of the investigation incurred by the Nevada Gaming Authorities in conducting any investigation.

The Nevada Gaming Control Act requires any person who acquires more than 5% of the voting securities of a registered company to report the acquisition to the Nevada Gaming Commission. The Nevada Gaming Control Act requires beneficial owners of more than 10% of a registered company’s voting securities to apply to the Nevada Gaming Commission for a finding of suitability within 30 days after the Chairman of the Nevada State Gaming Control Board mails the written notice requiring such filing. Under certain circumstances, an “institutional investor,” as defined in the Nevada Gaming Control Act, which acquires more than 10%, but not more than 15%, of the registered company’s voting securities may apply to the Nevada Gaming Commission for a waiver of a finding of suitability if the institutional investor holds the voting securities for investment purposes only. In certain circumstances, an institutional investor that has obtained a waiver may hold up to 19% of our voting securities for a limited period of time and maintain the waiver. An institutional investor will not be deemed to hold voting securities for investment purposes unless the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of the board of directors of the registered company, a change in the corporate charter, bylaws, management, policies or operations of the registered company, or any of its gaming affiliates, or any other action which the Nevada Gaming Commission finds to be inconsistent with holding the registered company’s voting securities for investment purposes only. Activities which are not deemed to be inconsistent with holding voting securities for investment purposes only include:

•	voting on all matters voted on by stockholders or interest holders;

•	making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in its management, policies or operations; and

•	other activities that the Nevada Gaming Commission may determine to be consistent with such investment intent.

Consequences of Being Found Unsuitable. Any person who fails or refuses to apply for a finding of suitability or a license within 30 days after being ordered to do so by the Nevada Gaming Commission or by the Chairman of the Nevada State Gaming Control Board, or who refuses or fails to pay the investigative costs incurred by the Nevada Gaming Authorities in connection with the investigation of its application, may be found unsuitable. The same restrictions apply to a record owner if the record owner, after request, fails to identify the beneficial owner. Any person found unsuitable and who holds, directly or indirectly, any beneficial ownership of any voting security or debt security of a registered company beyond the period of time as may be prescribed by the Nevada Gaming Commission may be guilty of a criminal offense. We will be subject to disciplinary action if, after we receive notice that a person is unsuitable to hold an equity interest or to have any other relationship with us, we:

•	pay that person any dividend or interest upon any voting securities;

•	allow that person to exercise, directly or indirectly, any voting right held by that person relating to Wynn Resorts;

•	pay remuneration in any form to that person for services rendered or otherwise; or

•	fail to pursue all lawful efforts to require the unsuitable person to relinquish such person’s voting securities including, if necessary, the immediate purchase of the voting securities for cash at fair market value.

Gaming Laws Relating to Securities Ownership. The Nevada Gaming Commission may, in its discretion, require the holder of any debt or similar securities of a registered company, to file applications, be investigated and be found suitable to own the debt or other security of the registered company if the Nevada Gaming Commission has reason to believe that such ownership would otherwise be inconsistent with the declared policies of the State of Nevada. If the Nevada Gaming Commission decides that a person is unsuitable to own the security, then under the Nevada Gaming Control Act, the registered company can be sanctioned, including the loss of its approvals if, without the prior approval of the Nevada Gaming Commission, it:

•	pays to the unsuitable person any dividend, interest or any distribution whatsoever;

•	recognizes any voting right by the unsuitable person in connection with the securities;

•	pays the unsuitable person remuneration in any form; or

•	makes any payment to the unsuitable person by way of principal, redemption, conversion, exchange, liquidation or similar transaction.

Approval of Public Offerings. We may not make a public offering without the prior approval of the Nevada Gaming Commission if the proceeds from the offering are intended to be used to construct, acquire or finance gaming facilities in Nevada, or to retire or extend obligations incurred for those purposes or for similar transactions. On March 24, 2005, the Nevada Gaming Commission granted us prior approval to make public offerings for a period of two years, subject to certain conditions (the “Shelf Approval”). The Shelf Approval also applies to any affiliated company wholly owned by us which is a publicly traded corporation or would thereby become a publicly traded corporation pursuant to a public offering. The Shelf Approval may be rescinded for good cause without prior notice upon the issuance of an interlocutory stop order by the Chairman of the Nevada State Gaming Control Board. The Shelf Approval does not constitute a finding, recommendation or approval by any of the Nevada Gaming Authorities as to the accuracy or adequacy of the offering memorandum or the investment merits of the securities. Any representation to the contrary is unlawful.

Approval of Changes in Control. We must obtain prior approval of the Nevada Gaming Commission with respect to a change in control through merger; consolidation; stock or asset acquisitions; management or consulting agreements; or any act or conduct by a person by which the person obtains control of us.

Entities seeking to acquire control of a registered company must satisfy the Nevada State Gaming Control Board and Nevada Gaming Commission with respect to a variety of stringent standards before assuming control of the registered company. The Nevada Gaming Commission may also require controlling stockholders, officers, directors and other persons having a material relationship or involvement with the entity proposing to acquire control to be investigated and licensed as part of the approval process relating to the transaction.

Approval of Defensive Tactics. The Nevada legislature has declared that some corporate acquisitions opposed by management, repurchases of voting securities and corporate defense tactics affecting Nevada gaming licenses or affecting registered companies that are affiliated with the operations of Nevada gaming licenses may be harmful to stable and productive corporate gaming. The Nevada Gaming Commission has established a regulatory scheme to reduce the potentially adverse effects of these business practices upon Nevada’s gaming industry and to further Nevada’s policy to:

•	assure the financial stability of corporate gaming operators and their affiliates;

•	preserve the beneficial aspects of conducting business in the corporate form; and

•	promote a neutral environment for the orderly governance of corporate affairs.

Approvals may be required from the Nevada Gaming Commission before we can make exceptional repurchases of voting securities above their current market price and before a corporate acquisition opposed by management can be consummated. The Nevada Gaming Control Act also requires prior approval of a plan of recapitalization proposed by a registered company’s board of directors in response to a tender offer made directly to its stockholders for the purpose of acquiring control.

Fees and Taxes. License fees and taxes, computed in various ways depending on the type of gaming or activity involved, are payable to the State of Nevada and to the counties and cities in which the licensed subsidiaries’ respective operations are conducted. Depending upon the particular fee or tax involved, these fees and taxes are payable either monthly, quarterly or annually and are based upon either:

•	a percentage of the gross revenue received;

•	the number of gaming devices operated; or

•	the number of table games operated.

A live entertainment tax also is imposed on admission charges and sales of food, beverages and merchandise where live entertainment is furnished.

Foreign Gaming Investigations. Any person who is licensed, required to be licensed, registered, required to be registered, or is under common control with those persons (collectively, “licensees”), and who proposes to become involved in a gaming venture outside of Nevada, is required to deposit with the Nevada State Gaming Control Board, and thereafter maintain, a revolving fund in the amount of $10,000 to pay the expenses of investigation of the Nevada State Gaming Control Board of the licensee’s or registrant’s participation in such foreign gaming. The revolving fund is subject to increase or decrease in the discretion of the Nevada Gaming Commission. Licensees and registrants are required to comply with the foreign gaming reporting requirements imposed by the Nevada Gaming Control Act. A licensee or registrant is also subject to disciplinary action by the Nevada Gaming Commission if it:

•	knowingly violates any laws of the foreign jurisdiction pertaining to the foreign gaming operation;

•	fails to conduct the foreign gaming operation in accordance with the standards of honesty and integrity required of Nevada gaming operations;

•	engages in any activity or enters into any association that is unsuitable because it poses an unreasonable threat to the control of gaming in Nevada, reflects or tends to reflect, discredit or disrepute upon the State of Nevada or gaming in Nevada, or is contrary to the gaming policies of Nevada;

•	engages in activities or enters into associations that are harmful to the State of Nevada or its ability to collect gaming taxes and fees; or

•	employs, contracts with or associates with a person in the foreign operation who has been denied a license or finding of suitability in Nevada on the ground of unsuitability.

Licenses for Conduct of Gaming and Sale of Alcoholic Beverages. The conduct of gaming activities and the service and sale of alcoholic beverages at Wynn Las Vegas are subject to licensing, control and regulation by the Clark County Liquor and Gaming Licensing Board, which has granted Wynn Las Vegas licenses for such purposes. In addition to approving Wynn Las Vegas, the Clark County Liquor and Gaming License Board has the authority to approve all persons owning or controlling the stock of any corporation controlling a gaming license. All licenses are revocable and are not transferable. The county agency has full power to limit, condition, suspend or revoke any license. Any disciplinary action could, and revocation would, have a substantial negative impact upon our operations.

Seasonality

We may experience fluctuations in revenues and cash flows from month to month, however, we do not expect that our business will be unusually impacted by seasonality.

Employees

As of February 28, 2006, we have a total of approximately 8,900 employees.

We entered into an agreement with the Culinary and Bartenders Union local pursuant to which the union has recently been recognized as the exclusive bargaining agent of certain of our employees. As a result of this recognition, we are obligated to negotiate a collective bargaining agreement with the union. Certain other unions may seek to organize the workers at Wynn Las Vegas. Unionization, pressure to unionize or other forms of collective bargaining could increase our labor costs.

Intellectual Property

Our most important marks are our trademarks and service marks that use the name “WYNN”. Holdings has filed applications with the U.S. Patent and Trademark Office (“PTO”) to register a variety of the WYNN-related trademarks and service marks in connection with a variety of goods and services. These marks include “WYNN LAS VEGAS.” Some of the applications are based upon ongoing use and others are based upon a bona fide intent to use the marks in the future.

A common element of these marks is the use of the surname, “WYNN.” As a general rule, a surname (or a mark primarily constituting a surname) is not registerable unless the surname has acquired “secondary meaning.” To date, Holdings has been successful in demonstrating to the PTO such secondary meaning for the Wynn name in certain of the applications based upon Mr. Wynn’s prominence as a resort developer, but we cannot assure you that Holdings will be successful with the other pending applications.

Even if Holdings is able to obtain registration of the WYNN-related marks, such federal registrations are not completely dispositive of the right to such marks. Third parties who claim prior rights with respect to similar marks may nonetheless challenge our right to obtain registrations or our use of the marks and seek to overcome the presumptions afforded by such registrations.

On August 6, 2004, Holdings entered into agreements with Mr. Wynn that confirm and clarify its rights to use the “Wynn” name and Mr. Wynn’s persona in connection with our casino resorts. Under a Surname Rights Agreement, Mr. Wynn has granted Holdings an exclusive, fully paid-up, perpetual, worldwide license to use, and to own and register trademarks and service marks incorporating, the “Wynn” name for casino resorts and related businesses, together with the right to sublicense the name and marks to our affiliates. Under a Rights of Publicity License, Mr. Wynn has granted Holdings the exclusive, royalty-free, worldwide right to use his full name, persona and related rights of publicity for casino resorts and related businesses, together with the ability to sublicense the persona and publicity rights to our affiliates, until October 24, 2017. Holdings has entered into sublicense agreements with us relating to our use of Mr. Wynn’s name and persona, as well as other intellectual property.

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Certain information included in this Annual Report on Form 10-K contains statements that are forward-looking, including, but not limited to, statements relating to our business strategy and development activities as well as other capital spending, financing sources, the effects of regulation (including gaming and tax regulations), expectations concerning future operations, margins, profitability and competition. Any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, in some cases you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “would,” “could,” “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “continue” or the negative of these terms or other comparable terminology. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by us. These risks and uncertainties include, but are not limited to, conditions precedent to funding under the agreements governing the disbursement of the proceeds of certain of our debt and equity offerings and borrowings under our credit facilities, competition in the casino/hotel and resort industries, our intention to fund a substantial portion of the development and construction costs of Encore with anticipated cash flows generated at Wynn Las Vegas, new development and construction activities of competitors, our limited operating history, our dependence on Stephen A. Wynn and existing management, our dependence on one property and, later a limited number of properties, for all of our cash flow, leverage and debt service (including sensitivity to fluctuations in interest rates), levels of travel, leisure and casino spending, general domestic or international economic conditions, pending or future legal proceedings, changes in federal or state tax laws or the administration of such laws, changes in gaming laws or regulations (including the legalization of gaming in certain jurisdictions), applications for licenses and approvals under applicable jurisdictional laws and regulations (including gaming laws and regulations), the impact that an outbreak of an infectious disease, such as avian flu, or the impact of a natural disaster, such as the tsunami which struck southeast Asia in December 2004, may have on the travel and leisure industry, and the consequences of the war in Iraq and other military conflicts in the Middle East and any future security alerts and/or terrorist attacks. Further information on potential factors that could affect our financial condition, results of operations and business are included in this report and our other filings with the SEC. You should not place undue reliance on any forward-looking statements, which are based only on information currently available to us. We undertake no obligation to publicly release any revisions to such forward-looking statements to reflect events or circumstances after the date of this report.

Item 1A. Risk Factors

The following risk factors, among others, could cause our financial performance to differ significantly from the goals, plans, objectives, intentions and expectations expressed in this Annual Report on Form 10-K. If any of the following risks and uncertainties or other risks and uncertainties not currently known to us or not currently considered to be material actually occurs, our business, financial condition or operating results could be harmed substantially.

Risks Related to our Substantial Indebtedness

We are highly leveraged and future cash flow may not be sufficient for us to meet our obligations, and we might have difficulty obtaining more financing.

We have a substantial amount of consolidated debt in relation to our equity. With the completion of Wynn Las Vegas, as of December 31, 2005, we have total outstanding debt of approximately $1.8 billion. Upon the satisfaction of certain conditions, we will be able to incur up to an additional $590.0 million under our credit facilities to fund the construction of Encore. In addition, our credit agreement will permit us to incur additional indebtedness in connection with potential expansion plans under certain circumstances in the future. Our substantial indebtedness could have important consequences. For example:

•	if we fail to meet our payment obligations or otherwise default under the agreements governing our indebtedness, the lenders under those agreements will have the right to accelerate the indebtedness and exercise other rights and remedies against us. These rights and remedies include rights to:

•	repossess and foreclose upon the assets that serve as collateral,

•	initiate judicial foreclosure against us,

•	petition a court to appoint a receiver for us or for substantially all of our assets, and

•	if we are insolvent, initiate involuntary bankruptcy proceedings against us, in each case, subject to procedural restraints and limitations applicable to secured creditors generally and also those imposed by applicable gaming laws, rules and regulations;

•	we are required to use a substantial portion of our cash flow from the Wynn Las Vegas operations to service and amortize our Wynn Las Vegas indebtedness and to pay development costs of Encore, which will reduce the available cash flow to fund working capital, other capital expenditures and other general corporate purposes;

•	we may have a limited ability to respond to changing business and economic conditions and to withstand competitive pressures, which may affect our financial condition;

•	we may have a limited ability to obtain additional financing, if needed, to fund development and construction costs of Encore, satisfy working capital requirements, or pay for other capital expenditures, debt service or other obligations;

•	under our credit facilities, rates with respect to a portion of the interest we pay will fluctuate with market rates and, accordingly, our interest expense will increase if market interest rates increase;

Under the terms of the documents governing our debt facilities, we will be permitted to incur additional indebtedness, including secured senior and subordinated indebtedness. If we incur additional indebtedness, the risks described above will be exacerbated.

The agreements governing our debt facilities contain covenants that restrict our ability to engage in certain transactions and may impair our ability to respond to changing business and economic conditions.

The agreements governing our debt facilities contain covenants that restrict our ability to engage in certain transactions and may impair our ability to respond to changing business and economic conditions. The debt facilities impose operating and financial restrictions on us and our restricted subsidiaries, including, among other things, limitations on the ability to:

•	pay dividends or distributions or repurchase equity;

•	incur additional debt;

•	make investments;

•	create liens on assets to secure debt;

•	enter into transactions with affiliates;

•	issue stock of, or member’s interests in, subsidiaries;

•	enter into sale-leaseback transactions;

•	engage in other businesses;

•	merge or consolidate with another company;

•	transfer and sell assets;

•	issue disqualified stock;

•	create dividend and other payment restrictions affecting subsidiaries; and

•	designate restricted and unrestricted subsidiaries.

The debt facilities require us to satisfy various financial covenants, which include minimum interest coverage and total debt to earnings before interest, tax, depreciation and amortization. Future indebtedness or other contracts could contain financial or other covenants more restrictive than those applicable to the existing debt facilities.

Our ability to comply with these provisions may be affected by general economic conditions, industry conditions, and other events beyond our control. As a result, we may not be able to comply with these covenants. Our failure to comply with the covenants contained in the debt facilities, including failure as a result of events beyond our control, could result in an event of default, which could materially and adversely affect our operating results and our financial condition.

If there were an event of default under one of our debt instruments, the holders of the defaulted debt could cause all amounts outstanding with respect to that debt to be due and payable immediately. We cannot assure you that our assets or cash flow would be sufficient to fully repay borrowings under our outstanding debt instruments if accelerated upon an event of default, or that we would be able to repay, refinance or restructure the payments on those debt securities.

Our indebtedness is secured by a substantial portion of our assets.

Subject to applicable laws, including gaming laws, and certain agreed upon exceptions, our debt is secured by liens on substantially all of our assets. In the event of a default under our financing documents, or if we experience insolvency, liquidation, dissolution or reorganization, the holders of our secured debt instruments would first be entitled to payment from their collateral security, and only then would holders of our unsecured debt be entitled to payment from our remaining assets.

Risks Relating to our Business

A downturn in general economic conditions may adversely affect our results of operations.

Our business operations are affected by international, national and local economic conditions. A recession or downturn in the general economy, or in a region constituting a significant source of customers for our property, could result in fewer customers visiting, or spending less at, our properties, which would adversely affect our revenues.

We have a limited operating history.

Our operations are subject to the significant business, economic, regulatory and competitive uncertainties and contingencies frequently encountered by new businesses in competitive environments, many of which are beyond our control. Because we have a limited operating history, it may be more difficult for us to prepare for and respond to these types of risks compared to a company with an established business. If we are not able to manage these risks successfully, it could negatively impact our operations.

We are entirely dependent on one property for all of our cash flow, which subjects us to greater risks than a gaming company with more operating properties.

We do not expect to have material assets or operations other than Wynn Las Vegas and Encore (at the end of 2008). We are entirely dependent upon Wynn Las Vegas for all of our cash flow. As a result, we are subject to a greater degree of risk than a gaming company with more operating properties. The risks to which we have a greater degree of exposure include the following:

•	local economic and competitive conditions;

•	changes in local and state governmental laws and regulations, including gaming laws and regulations;

•	natural and other disasters;

•	an increase in the cost of utilities for Wynn Las Vegas as a result of, among other things, power shortages in California or other western states with which Nevada shares a single regional power grid or a shortage of natural resources such as water;

•	a decline in the number of visitors to Las Vegas; and

•	a decrease in gaming and non-gaming activities at Wynn Las Vegas.

Any of the factors outlined above could negatively affect our ability to generate sufficient cash flow to make payments with respect to our debt. Furthermore, the opening of Encore may not decrease our exposure to these risks.

Our casino, hotel, convention and other facilities face intense competition.

The casino/hotel industry is highly competitive and additional developments are currently underway. Resorts located on or near the Las Vegas Strip compete with other Las Vegas Strip hotels and with other hotel casinos in Las Vegas on the basis of overall atmosphere, range of amenities, level of service, price, location, entertainment, theme and size. Wynn Las Vegas also competes with a large number of other hotels located in and near Las Vegas, as well as other resort destinations. Some of our competitors have established gaming operations, are subsidiaries or divisions of large public companies, and may have greater financial and other resources than we do.

Wynn Las Vegas also competes, to some extent, with other hotel/casino facilities in Nevada and in Atlantic City, riverboat gaming facilities in other states, casino facilities on Native American lands and elsewhere in the world, state lotteries, Internet gaming and other forms of gaming. The continued proliferation of Native American gaming in California could have a negative impact on our operations. The proliferation of gaming activities in other areas could significantly harm our business as well. In particular, the legalization of casino gaming in or near metropolitan areas, such as New York, Philadelphia, Los Angeles, San Francisco and Boston, from which we attract customers, could have a substantial negative effect on our business. In addition, new or renovated casinos in Macau or elsewhere in Asia could draw Asian gaming customers, including high-rollers, away from Wynn Las Vegas.

Our business relies on high-end, international customers to whom we often extend credit, and we may not be able to collect gaming receivables from our credit players or credit play may decrease.

A significant portion of our table game revenue at Wynn Las Vegas is attributable to the play of a limited number of international customers. The loss or a reduction in the play of the most significant of these customers could have a substantial negative effect on our future operating results. A downturn in economic conditions in the countries in which these customers reside could cause a reduction in the frequency of visits by and revenue generated from these customers.

We conduct our gaming activities on a credit as well as a cash basis. This credit is unsecured. Table games players typically are extended more credit than slot players, and high-stakes players typically are extended more credit than patrons who tend to wager lower amounts. High-end gaming is more volatile than other forms of gaming, and variances in win-loss results attributable to high-end gaming may have a positive or negative impact on cash flow and earnings in a particular quarter.

In addition, the collectibility of receivables from international customers could be negatively affected by future business or economic trends or by significant events in the countries in which these customers reside. We will extend credit to those customers whose level of play and financial resources, in the opinion of management, warrant such an extension.

While gaming debts evidenced by a credit instrument, including what is commonly referred to as a “marker,” and judgments on gaming debts are enforceable under the current laws of Nevada, and judgments on gaming debts are enforceable in all states under the Full Faith and Credit Clause of the United States Constitution, other jurisdictions may determine that direct or indirect enforcement of gaming debts is against public policy. Although courts of some foreign nations will enforce gaming debts directly and the assets in the United States of foreign debtors may be used to satisfy a judgment, judgments on gaming debts from U.S. courts are not binding on the courts of many foreign nations. We cannot assure you that we will be able to collect the full amount of gaming debts owed to us, even in jurisdictions that enforce gaming debts. Our inability to collect gaming debts could have a significant negative impact on our operating results.

We are subject to extensive state and local regulation, and licensing and gaming authorities have significant control over our operations, which could have a negative effect on our business.

The operation of Wynn Las Vegas is contingent upon maintaining all regulatory licenses, permits, approvals, registrations, findings of suitability, orders and authorizations. The laws, regulations and ordinances requiring these licenses, permits and other approvals generally relate to the responsibility, financial stability and character of the owners and managers of gaming operations, as well as persons financially interested or involved in gaming operations. The scope of the approvals required to open and operate a facility is extensive. We received all approvals and opened Wynn Las Vegas on April 28, 2005, however, we are subject to ongoing regulation to maintain its operation.

The Nevada Gaming Commission may, in its discretion, require the holder of any securities we, and Wynn Resorts, issue to file applications, be investigated and be found suitable to own our, or Wynn Resorts’, securities if it has reason to believe that the security ownership would be inconsistent with the declared policies of the State of Nevada.

Nevada regulatory authorities have broad powers to request detailed financial and other information, to limit, condition, suspend or revoke a registration, gaming license or related approval and to approve changes in our operations. Substantial fines or forfeiture of assets for violations of gaming laws or regulations may be levied. The suspension or revocation of any license which may be granted to us or the levy of substantial fines or forfeiture of assets could significantly harm our business, financial condition and results of operations. Furthermore, compliance costs associated with gaming laws, regulations and licenses are significant. Any change in the laws, regulations or licenses applicable to our business or a violation of any current or future laws or regulations applicable to our business or gaming licenses could require us to make substantial expenditures or could otherwise negatively affect our gaming operations.

Simultaneous construction of Wynn Macau and Encore may stretch management time and resources and may impact Wynn Las Vegas.

Our affiliate Wynn Resorts (Macau), S.A. is current constructing Wynn Macau and expects to open Wynn Macau in the third quarter of 2006. Development and preconstruction efforts for Encore continue, and we expect to begin construction of Encore in the second quarter of 2006. Since there is some overlap of the development and construction of these projects, members of Wynn Resorts’ senior management are simultaneously involved in planning and developing both of these projects. Constructing and opening Wynn Macau simultaneously with the planned development and construction of Encore may divert management resources from the construction and/or opening of any one project. Management’s inability to devote sufficient time and attention to any one project may delay the construction or opening of Encore. Any delay caused by such circumstances could have a negative effect on our business and operations.

In addition, although we intend to construct Encore with minimal impact on Wynn Las Vegas, the construction may disrupt the operations of Wynn Las Vegas and it may not be implemented as planned. Therefore, the construction of Encore may adversely impact the business, operations and revenues of Wynn Las Vegas.

Terrorism and the uncertainty of military conflicts, as well as other factors affecting discretionary consumer spending, may harm our operating results.

The strength and profitability of our business depends on consumer demand for hotel casino resorts in general and for the type of luxury amenities Wynn Las Vegas offers. Changes in consumer preferences or discretionary consumer spending could harm our business. The terrorist attacks of September 11, 2001, other terrorist activities in the United States and elsewhere, military conflicts in Iraq and in the Middle East, and past outbreaks of infectious disease have had negative impacts on travel and leisure expenditures, including lodging, gaming and tourism. We cannot predict the extent to which similar events and conditions may continue to affect us, directly or indirectly, in the future. An extended period of reduced discretionary spending and/or disruptions or declines in airline travel and business conventions could significantly harm our operations. In particular, because our business will rely heavily upon high-end customers, particularly international customers, factors resulting in a decreased propensity to travel internationally could have a negative impact on our operations.

In addition to terrorist activities, military conflicts, the outbreak of infectious diseases such as the avian flu or the impact of a natural disaster such as a tsunami or typhoon, other factors affecting travel and discretionary consumer spending, including general economic conditions, disposable consumer income, fears of recession and reduced consumer confidence in the economy, may negatively impact our business. Negative changes in factors affecting discretionary spending could reduce customer demand for the products and services we offer, thus imposing practical limits on pricing and harming our operations.

Our insurance coverage may not be adequate to cover all possible losses that we could suffer, and our insurance costs may increase.

The terrorist attacks of September 11, 2001, have substantially affected the availability of insurance coverage for certain types of damages or occurrences. We currently have insurance coverage for occurrences of terrorist acts with respect to Wynn Las Vegas for up to $500.0 million of losses that could result from these acts. However, these types of acts could expose us to losses that exceed our coverage and could have a significant negative impact on our operations.

In addition, insurance premiums have increased on available coverage, and we may not have sufficient insurance coverage in the event of a catastrophic property or casualty loss. We may also suffer disruption of our business in the event of a terrorist attack or other catastrophic property or casualty loss or be subject to claims by third parties injured or harmed. While we currently carry general liability insurance and business interruption insurance, such insurance may not be adequate to cover all losses in such event. In the event that insurance premiums continue to increase, we may not be able to maintain the insurance coverages we currently have or otherwise be able to maintain adequate insurance protection.

If a third party successfully challenges Holdings’ ownership of, or right to use, the Wynn-related service marks, our business or results of operations could be harmed.

We have sublicensed certain Wynn-related trademarks and service marks from Holdings. Holdings has filed applications with the United States Patent and Trademark Office (“PTO”), to register a variety of WYNN-related trademarks and service marks in connection with a variety of goods and services. These marks include “WYNN LAS VEGAS.” Some of the applications are based upon ongoing use and others are based upon a bona fide intent to use the marks in the future.

A common element of these marks is the use of the surname, “WYNN.” As a general rule, a surname (or a mark primarily constituting a surname) cannot be registered unless the surname has acquired “secondary meaning.” To date, Holdings has been successful in demonstrating to the PTO such secondary meaning for the Wynn name, in certain of the applications, based upon Mr. Wynn’s prominence as a resort developer, but we cannot assure you that we will be successful with the other pending applications.

Even if Holdings is able to obtain registration of the WYNN-related marks, such federal registrations are not completely dispositive of the right to such marks. Third parties who claim prior rights with respect to similar marks may nonetheless challenge our right to obtain registrations or our use of the marks and seek to overcome the presumptions afforded by such registrations.

If a third party asserts other forms of intellectual property claims against us, our business or results of operations could be adversely affected.

Historically, trademarks and service marks have been the principal form of intellectual property right of relevance to the gaming industry. However, due to the increased use of technology in computerized gaming machines and in business operations generally, other forms of intellectual property rights (such as patents and copyrights) are becoming of increased relevance. It is possible that, in the future, third parties might assert superior intellectual property rights or allege that their intellectual property rights cover some aspect of our operations. The defense of such allegations may result in substantial expenses, and, if such allegations should be true, may have a material impact on our business.

The loss of Stephen A. Wynn could significantly harm our business.

Our ability to maintain our competitive position is dependent to a large degree on the efforts and skills of Stephen A. Wynn, the Chairman of the Board, Chief Executive Officer and one of the principal stockholders of Wynn Resorts. In 2004, Wynn Resorts extended the term of Mr. Wynn’s employment agreement until October 2017. However, we cannot assure you that Mr. Wynn will remain with Wynn Resorts. If Wynn Resorts loses the services of Mr. Wynn, or if he is unable to devote sufficient attention to our operations for any other reason, our business may be significantly impaired. In addition, if Mr. Wynn is no longer either employed by Wynn Resorts as Chief Executive Officer or serving as Chairman of the Board, other than as a result of death or disability or other limited circumstances, it would constitute a change of control that would require us to offer to repay the First Mortgage Notes and would constitute an event of default under our credit facilities.

Wynn Resorts’ officers, directors and substantial stockholders are able to exert significant control over our operations and future direction.

Our ultimate parent company is Wynn Resorts. Mr. Wynn and Aruze USA, Inc., a company controlled by one of our directors, each own slightly less than 25% of Wynn Resorts’ outstanding common stock. As a result, Mr. Wynn and Aruze USA, Inc., to the extent they vote their shares in a similar manner, virtually are able to control all matters requiring our stockholders’ approval, including the approval of significant corporate transactions.

In addition, Mr. Wynn and Aruze USA, Inc., together with Baron Asset Fund, an approximately 9% holder of our common stock, have entered into a stockholders’ agreement. Under the stockholders’ agreement, Mr. Wynn and Aruze USA, Inc., have agreed to vote their shares of Wynn Resorts’ common stock for a slate of directors, a majority of which will be designated by Mr. Wynn, of which at least two will be independent directors, and the remaining members of which will be designated by Aruze USA, Inc. As a result of this voting arrangement, Mr. Wynn, as a practical matter, controls the slate of directors to be elected to Wynn Resorts’ board of directors.

Because we own real property, we are subject to extensive environmental regulation, which creates uncertainty regarding future environmental expenditures and liabilities.

We have incurred costs to comply with environmental requirements, such as those relating to discharges to air, water and land, the handling and disposal of solid and hazardous waste and the cleanup of properties affected by hazardous substances. Under these and other environmental requirements we may be required to investigate and clean up hazardous or toxic substances or chemical releases at our property. As an owner or operator, we could also be held responsible to a governmental entity or third parties for property damage, personal injury and investigation and cleanup costs incurred by them in connection with any contamination.

These laws typically impose cleanup responsibility and liability without regard to whether the owner or operator knew of or caused the presence of the contaminants. The liability under those laws has been interpreted to be joint and several unless the harm is divisible and there is a reasonable basis for allocation of the responsibility. The costs of investigation, remediation or removal of those substances may be substantial, and the presence of those substances, or the failure to remediate a property properly, may impair our ability to use our property.

In connection with the demolition of the existing buildings situated on the 20-acre parcel where we intend to construct Encore, we discovered a small amount of asbestos which we incurred costs to dispose of appropriately. We may be required to incur costs to remediate other potential environmental hazards or to mitigate environmental risks in the future.

Risks Associated with the Development of Encore

There are conditions precedent to the funding of the remaining components of the financing for Encore.

As of December 31, 2005, we had approximately $175.4 million in remaining net proceeds from the offering of our First Mortgage Notes held in a notes proceeds account, and availability under our credit facilities, which we intend to use to fund construction of Encore. We expect that the remaining proceeds from the First Mortgage Notes, together with availability under the credit facilities and cash flow from operations, will be sufficient to fund Encore project costs of up to $1.52 billion without incurring additional debt or receiving additional capital contributions from Wynn Resorts.

We have entered into a disbursement agreement with the agent under the credit facilities and the trustee under the indenture for the First Mortgage Notes, which sets forth the sequence of funding and establishes conditions for the disbursement of funds for the Wynn Las Vegas and Encore projects. Our ability to borrow, from time to time, under the credit facilities and receive advances from the notes proceeds account is subject to various conditions precedent set forth in the disbursement agreement.

We cannot assure you that we will be able to satisfy the conditions to funding at the time drawdowns are required to make payments of our construction costs. Satisfaction of various conditions is subject to the discretion of the disbursement agent and the lenders under the credit facilities and/or their consultants and agent and may therefore be beyond our control. Failure to satisfy the conditions to the drawdowns under the credit facilities could impact our ability to develop and construct Encore. We may not have access to alternative sources of funds necessary to develop and construct Encore on satisfactory terms or at all.

There are significant risks associated with major construction projects that may prevent completion of Encore on schedule and within budget.

Major construction projects of the scope and scale of Encore entail significant risks, including:

•	shortages of materials or skilled labor;

•	unforeseen engineering, environmental and/or geological problems;

•	work stoppages;

•	weather interference;

•	unanticipated cost increases; and

•	unavailability of construction equipment.

Construction, equipment or staffing problems or difficulties in obtaining any of the requisite licenses, permits and authorizations from regulatory authorities could increase the total cost, delay or prevent the construction or opening or otherwise affect the design and features of Encore.

We anticipate that only some of the subcontractors to be engaged for Encore will post bonds guaranteeing timely completion of a subcontractor’s work and payment for all of that subcontractor’s labor and materials. These bonds may not be adequate to ensure completion of the work.

We have not yet entered into a final agreement with a general contractor or any trade contractors with respect to the construction of Encore. We may not agree with general or trade contractors on financial and other terms that will meet our forecasted cost budget and schedule.

Encore may not commence operations on schedule and construction costs for this project may exceed budgeted amounts. Failure to complete Encore on schedule or within budget may have a significant negative effect on us and on our ability to make payments on our debt.

We intend to fund a substantial portion of the development costs of Encore and our substantial debt service and other obligations with cash flows generated at Wynn Las Vegas, which may not be sufficient to fund such development costs and debt service obligations.

Our ability to fund a substantial portion of the development costs of Encore, and to make interest payments under the credit facilities, the notes and any other indebtedness, is dependent on our ability to generate sufficient cash flow from our operations at Wynn Las Vegas. We cannot assure you that Wynn Las Vegas will continue to be able to generate sufficient cash flow to fund such development costs and make the interest payments under the new credit facilities, the First Mortgage Notes and any other indebtedness. Our ability to generate cash flow depends on many factors, including:

•	our operating performance;

•	the demand for services that we provide;

•	general economic conditions and economic conditions affecting Nevada or the hotel/casino industry in particular;

•	our ability to hire and retain employees at a reasonable cost;

•	competition; and

•	legislative and regulatory factors affecting our operations and business.

Some of these factors are beyond our control. Any inability to generate sufficient cash flows to fund the development of Encore or meet our debt service obligations would have a material adverse effect on our operating results and financial condition.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Las Vegas Land

We currently own approximately 235 acres of land on or near the Las Vegas Strip. Wynn Las Vegas, LLC owns a total of approximately 75 acres of land consisting of approximately 55 acres at the northeast corner of the intersection of Las Vegas Boulevard and Sands Avenue and an additional parcel of 20 acres fronting Las Vegas Boulevard next to the Wynn Las Vegas site on which we will construct Encore. Our wholly owned subsidiary, Wynn Golf, LLC, owns the approximately 142-acre golf course behind Wynn Las Vegas, which is leased to Wynn Las Vegas, LLC. Another of our wholly owned subsidiaries, Wynn Sunrise, LLC, owns approximately 18 acres located across from the Wynn Las Vegas site at Koval Lane and Sands Avenue, which is currently being used for employee parking.

Las Vegas Water Rights

We own, subject to proof of beneficial use and approval of the State of Nevada Division of Water Resources, approximately 934 acre-feet of permitted domestic and recreation water rights through our subsidiary,

Wynn Golf, LLC, which we currently use to irrigate the golf course. We also own, subject to proof of beneficial use and approval of the State of Nevada Division of Water Resources, approximately 52 acre-feet of permitted (and some certificated) quasi-municipal water rights, which are used to supply the water for the Wynn Las Vegas lake/mountain feature. There are significant cost savings and conservation benefits associated with using water supplied pursuant to our water rights. We anticipate using our water rights to support future development of the golf course land.

Item 3. Legal Proceedings

We are occasionally party to lawsuits. As with all litigation, no assurance can be provided as to the outcome of such matters and we note that litigation inherently involves significant costs. We are not currently party to any material legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of our security holder during the fourth quarter of 2005.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

There is no established trading market for our membership interests. We do not intend to list the membership interests on any national securities exchange or seek the admission thereof to trading in the National Association of Securities Dealers Automated Quotation System. We do not intend to make a market in the membership interests, nor are we obligated to do so.

Holders

Holdings owns all of the membership interests in the Company as of March 27, 2006.

Distributions

We have never declared or paid cash distributions on our membership interests. We currently intend to retain all available funds and any future consolidated earnings to fund the development and growth of our business and therefore do not anticipate paying any cash distributions.

Restrictions imposed by our debt instruments significantly restrict us from making dividends or distributions. Specifically we are restricted under the indenture governing the First Mortgage Notes from making certain “restricted payments” as defined in the Indenture. These restricted payments include the payment of distributions to any direct or indirect holders of our membership interests. These restricted payments cannot be made unless certain financial and non-financial criteria have been satisfied. In addition, the terms of our other loan agreements contain similar restrictions.

Item 6. Selected Financial Data

The following reflects the selected consolidated financial data of Wynn Las Vegas, LLC and its subsidiaries. Amounts for 2004 and 2003 have been restated as more fully described in Note 14 to our consolidated financial statements. This data should be read together with our consolidated financial statements and notes thereto, “Item

7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the other information contained in this Annual Report on Form 10-K.

	Years Ended December 31,
	2005	(As Restated) 2004	(As Restated) 2003	2002	2001
	(in thousands)
Consolidated Statement of Operations Data:
Net revenues [1]	$722,292	$—	$—	$14	$712
Pre-opening costs	$(67,454)	$(41,073)	$(16,437)	$(2,972)	$(2,414)
Operating income (loss)	$13,056	$(46,431)	$(18,981)	$(4,855)	$(1,704)
Net loss	$(45,274)	$(160,502)	$(7,180)	$(4,833)	$(1,704)

	As of December 31,
	2005	(As Restated) 2004	(As Restated) 2003	2002	2001
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$87,777	$25,691	$18,234	$7,499	$—
Restricted cash and investments [2]	$394,757	$778,590	$356,141	$792,729	$500
Construction in progress	$30,996	$1,448,529	$565,230	$89,893	$—
Total assets	$3,195,828	$2,788,302	$1,209,183	$1,155,710	$1,889
Total long-term obligations [3]	$1,763,995	$1,356,593	$927,327	$914,949	$4,875
Members equity (deficit)	$1,224,829	$1,276,868	$221,895	$229,075	$(3,167)

[1]	Wynn Las Vegas opened to the public on April 28, 2005. Net revenues in 2002 and 2001 reflect revenues earned from the ownership and charter of an aircraft sold in February 2002.
[2]	Restricted cash and investments primarily reflects the proceeds of our debt and equity financings that are restricted for the construction of Wynn Las Vegas and for the development of Encore. These proceeds are primarily in relatively short-term government-backed debt securities.
[3]	Includes the current portion of long-term debt amounting to approximately $14.7 million as of December 31, 2005.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K, and gives effect to the restatement discussed in Note 14 to the consolidated financial statements.

Overview

We own and operate Wynn Las Vegas, which opened on April 28, 2005. We are also developing an expansion of Wynn Las Vegas called “Encore at Wynn Las Vegas,” or “Encore.” Prior to the opening of Wynn Las Vegas, we were solely a development stage company.

Wynn Las Vegas

We believe Wynn Las Vegas is the preeminent destination casino resort on the Strip in Las Vegas. Wynn Las Vegas features:

•	An approximately 111,000 square foot casino offering a full range of games, including private baccarat salons, a poker room, and a race and sports book;

•	Luxury hotel accommodations in 2,716 spacious hotel rooms, suites and villas;

•	Casual and fine dining in 18 outlets featuring signature chefs, including the Five Diamond award-winning restaurant, Alex;

•	A Ferrari and Maserati automobile dealership;

•	Approximately 76,000 square feet of high-end, brand-name retail shopping, including stores and boutiques featuring Brioni, Chanel, Dior, Graff, Louis Vuitton, Jean-Paul Gaultier and Manolo Blahnik;

•	Recreation and leisure facilities, including an 18-hole golf course, five swimming pools, private cabanas and full service spa and salon; and

•	Showroom, nightclub and lounge entertainment

The resort, which is located at the intersection of the Las Vegas Strip and Sands Avenue, occupies approximately 217 acres of land fronting the Strip and utilizes approximately 18 additional acres across Sands Avenue for employee parking.

In the 248 days since its opening, Wynn Las Vegas generated Net Revenues of $722.3 million. Net Revenues are comprised of $353.7 million in Net Gaming Revenues (49.0% of total net revenues) and $368.6 million of Net Non-Gaming Revenues (51.0% of total net revenues). The quality of the resort’s non-gaming amenities, combined with the goal of providing guests with an unparalleled total resort experience, has driven a premium in Wynn Las Vegas’ average daily room rates and other non-gaming revenues. Consequently, we believe that revenues from Wynn Las Vegas’ non-gaming activities will comprise a higher percentage of total revenues than that of many of its competitors.

Since its opening, we have further enhanced and refined Wynn Las Vegas in response to market demands and customer preferences. In the fourth quarter of 2005, we remodeled six of our Fairway Villas, Corsa Cucina, the property’s contemporary Italian restaurant, Tryst, the nightclub formerly known as La Bête, and portions of the high-limit gaming areas. Improvements and refinements will continue be made throughout 2006. We have agreed with the producers of “Avenue Q” to end Avenue Q’s exclusive run at Wynn Las Vegas at the end of May 2006. We intend to remodel the Broadway Theater and adjacent areas to accommodate “Monty Python’s Spamalot,” winner of the 2005 Tony Award for best musical. We have not yet determined the total costs of remodeling the theater and adjacent areas, nor have we determined the opening date for the new production.

Encore at Wynn Las Vegas

As a result of the strong demand for the amenities and services offered by Wynn Las Vegas, the continued strength of the Las Vegas market, and our desire to maximize the potential of our substantial real estate assets, we intend to develop Encore on approximately 20 acres on the Strip, immediately adjacent to Wynn Las Vegas. We have recently refined the design of Encore to feature a 2,054-room hotel tower fully integrated with Wynn Las Vegas, consisting of 144 suites and 1,910 guest rooms, as well as an approximately 44,000 square foot casino, additional convention and meeting space, in addition to restaurants, nightclubs, swimming pools, a spa and salon and retail outlets. We expect to commence construction of Encore in the second quarter of 2006 and to open Encore to the public by the end of 2008. The project budget for Encore is approximately $1.74 billion, including approximately $70.0 million to be incurred for construction of a new employee parking garage on our Koval property, a related pedestrian bridge and costs to be incurred in connection with preparing the Broadway Theater to host “Monty Python’s Spamalot.”

Results of Operations

We are currently reliant solely upon the operations of Wynn Las Vegas for our operating cash flow. Prior to opening Wynn Las Vegas, we had not commenced operations, nor generated any revenues. Because we have not operated for a full year, we believe that our results of operations for the years ended December 31, 2005, 2004 and 2003 are not indicative of future results.

We incurred a net loss for the year ended December 31, 2005 of $45.3 million, which represents a $115.2 million or 72% decrease from the net loss of $160.5 million for the year ended December 31, 2004 and a $38.1 million or 531% increase from the net loss incurred for the year ended December 31, 2003. Overall, this reflects the cycle of increasing pre-opening expenses as Wynn Las Vegas approached opening. Pre-opening expenses relating to Wynn Las Vegas, which were a significant contributor to the net losses incurred for the years ended December 31, 2005, 2004 and 2003, will not be incurred in future periods, however, pre-opening expenses relating to Encore will increase as development of Encore continues and construction commences. The preopening expenses to be incurred for Encore are not expected to be as significant as those incurred for Wynn Las Vegas.

Financial results for the year ended December 31, 2005 compared to financial results for the year ended December 31, 2004.

The 248 days of operations during the 2005 fiscal year have no comparisons to either 2004 or 2003 as we were solely a development stage company prior to the opening of Wynn Las Vegas on April 28, 2005.

Revenues

Wynn Las Vegas’ net gaming revenues were $353.7 million for the 248 days of operations during the 2005 fiscal year. During that period, the average table games win percentage (before discounts) was within the expected range of 18% to 22%, and the slot win percentage was within the expected range of 5% to 6% of handle.

For the 248 days of operations in 2005, Wynn Las Vegas’ gross room revenues were approximately $170.3 million. Average daily rate (“ADR”) and occupancy for that period were $274 and 92%, respectively, generating revenues per available room (“REVPAR”) of $253. Other non-gaming revenues included food and beverage revenues of approximately $173.7 million, retail revenues of approximately $51.2 million, entertainment revenues of approximately $41.8 million, and other revenues from outlets, including the spa and salon, of approximately $32.5 million.

Revenues for the 248 days of operations in 2005 include retail value of accommodations, food and beverage, and other services furnished to our guests without charge. These amounts totaled $100.9 million and have been deducted from revenues as promotional allowances.

Departmental, Administrative and Other Expenses

Operating expenses in 2005 include direct departmental expenses not present in the corresponding 2004 periods. During 2005, these departmental expenses included casino expenses of $155.1 million, rooms expenses of $44.2 million, food and beverage expenses of $118.7 million, and entertainment, retail and other expenses of $79.6 million. Also included are general and administrative expenses (including corporate overhead allocations) of approximately $109.2 million and approximately $16.3 million charged as a provision for doubtful accounts receivable. At opening, Wynn Las Vegas employed approximately 9,200 persons to accommodate increased opening needs. Natural staffing attrition reduced the number of employees at the end of 2005 to approximately 8,900 persons, reflecting a more normalized staffing level.

Pre-opening expenses

Pre-opening expenses increased by $26.4 million or 64% in 2005 over the prior year. Once it opened for business in April 2005, preopening expenses relating to Wynn Las Vegas were no longer incurred. However, we incurred approximately $1.6 million of pre-opening expenses relating to our development of Encore during 2005, which will continue to be incurred and increase as development continues and construction commences. There also was a substantial increase in staffing immediately preceding the opening of Wynn Las Vegas, which contributed to the increased level of pre-opening expenses in 2005. As the Encore development progresses in 2006, we expect associated pre-opening expenses to increase.

Depreciation and amortization

Wynn Las Vegas’ depreciation and amortization expense increased by $90.5 million for 2005 compared to 2004, as a result of the opening of Wynn Las Vegas. During the construction of Wynn Las Vegas, costs incurred in the construction of the buildings, improvements to land and the purchases of assets for use in operations were capitalized. Once Wynn Las Vegas opened and these assets were placed into service, we began recognizing the associated depreciation expense. The depreciation expenses will continue throughout the estimated useful lives of these assets. In addition, we continually evaluate the useful life of our property and equipment, intangibles and other assets. When circumstances require a revision to those estimates of useful life, we adjust them accordingly.

Property charges and other

In response to our evaluation of the finished product and in response to the reactions of our guests, we began to make enhancements and refinements to Wynn Las Vegas in the third quarter of 2005. Included in the total $14.2 million property charges and other for 2005 are approximately $9.4 million of costs relating to assets retired as a result of the remodel efforts at Wynn Las Vegas, and approximately $3.1 million of expenses relating to the abandonment of improvements made to the temporary offices utilized during part of the construction and development of the resort. Once we decided to remodel the Broadway Theater to present Spamalot, we also wrote off approximately $1.6 million of costs incurred in 2005 in connection with the preliminary design and development of a third theater originally planned to house “Monty Python’s Spamalot,” and later abandoned. There were no comparable Wynn Las Vegas property charges incurred during 2004. Property charges in 2004 instead reflect net losses on ordinary asset sales, including an aircraft sold in 2004 at a loss of approximately $550,000 and the loss from incidental operations.

Other income and expenses

Interest and other income increased by $24.1 million for 2005 compared to 2004. We seek to manage the interest rate risk associated with our variable rate borrowings through balancing fixed-rate and variable-rate borrowings supplemented by the use of derivative financial instruments as required or considered necessary. We were required to, and did obtain through interest rate swap arrangements, interest rate protection for portions of our borrowings under our credit facilities. These interest rate swaps are accounted for in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“SFAS 133”).

Interest and other income includes approximately $9.9 million resulting from the increase in the fair value of our interest rate swaps from December 31, 2004 to December 31, 2005. The remaining increase of approximately $14.2 million is due primarily to the significant increase in the amount of average cash balances available and invested from the remaining proceeds of our 6-5/8% First Mortgage Notes due 2014 (the “First Mortgage Notes”) and borrowings under our credit facilities that were invested during 2005, compared to 2004.

Interest expense, net, increased by $86.7 million for 2005 compared to 2004, due primarily to the significant decrease in the amount of interest capitalized once Wynn Las Vegas opened, plus the increase in the long-term debt principal resulting from our December 2004 refinancing and credit facility borrowings during 2005.

Also during 2004, we recorded a $118.4 million loss on the early retirement of the majority of the original $370.0 million of 12% Second Mortgage Notes due 2010 (the “Second Mortgage Notes”). This loss resulted from the write-off of associated deferred financing costs and original issue discount, as well as a 12% redemption premium, on the Second Mortgage Notes. We intend to repurchase the remaining principal amount of the Second Mortgage Notes totaling approximately $10.1 million on November 1, 2006 (the first available call date), at which time an additional loss will have to be recorded to reflect the redemption premium and any write-off of remaining financing costs. The necessary amounts to call the Second Mortgage Notes, including interest, have been placed in escrow in anticipation of this event.

Financial results for the year ended December 31, 2004 compared to financial results for the year ended December 31, 2003.

Our development operations resulted in a net loss for the year ended December 31, 2004 of approximately $160.5 million, a $153.3 million increase over the net loss of approximately $7.2 million for the year ended December 31, 2003, due to increased development activities, such as increased staffing, and financing activities, such as the loss on early retirement of debt.

Total expenses for the year ended December 31, 2004 increased approximately $27.5 million, or 145%, to $46.4 million, as compared to $19.0 million for the year ended December 31, 2003. Preopening costs increased by $24.6 million to $41.1 million for the year ended December 31, 2004, as compared to $16.4 million for 2003. The increase in pre-opening costs, which consist primarily of salaries and wages and consulting and legal fees, is directly attributable to an increase in pre-opening activities, including staffing increases, as compared to the same period in the prior year. Management expects pre-opening costs to continue to increase as the development of Wynn Las Vegas progresses. In 2004, we sold our existing corporate aircraft and purchased another aircraft. The aircraft sale resulted in a loss of approximately $550,000. In addition, depreciation expenses increased as a result of the aircraft purchases. The increased depreciation of approximately $1.7 million for 2004 compared to 2003 and the additional losses on the sale of the aircraft are the primary components of the remaining increase in total expenses over the prior year.

In addition, during the year ended December 31, 2004, incidental operations relating to certain cellular tower rental income plus the loss from the brief operation of an apartment complex purchased in July 2004 for the future development of a parking facility produced an increase in the loss from incidental operations of approximately $575,000 from $425,000 to $1.0 million.

Other income (expense), net for the year ended December 31, 2004 decreased approximately $125.9 million to an expense of approximately $114.1 million from income of approximately $11.8 million for the year ended December 31, 2003, primarily as a result of losses sustained from the early retirement of debt in both the second and fourth quarters of 2004. On June 14, 2004, we recorded a loss of approximately $25.6 million due to the early retirement of a portion of the Second Mortgage Notes. This loss is attributable to the 112% redemption premium and to write-offs of unamortized original issue discount and debt issuance costs. On December 14, 2004, as part of the refinancing discussed below (See “Liquidity and Capital Resources – Refinancing”), we recorded an additional loss on the early retirement of debt totaling approximately $92.7 million. This loss reflects the tender price on approximately $237.4 million of Second Mortgage Notes plus the writeoffs of the related unamortized original issue discount and debt issuance costs. Also, during the year ended December 31, 2004 there was a $5.0 million decrease in interest expense, primarily due to increased capitalization of interest expense commensurate with the progress on the construction of Wynn Las Vegas. Finally, interest and other income decreased by approximately $12.6 million. In 2003, interest and other income included approximately $8.8 million resulting from the increase in the fair market value of interest rate swaps, whereas 2004 included only approximately $1.4 million for such increases. In addition, lower interest income is attributable to the decrease in average amount of cash from the net proceeds from equity and debt financing activity as the funds were used to construct Wynn Las Vegas, while the interest expense decreased due to increased capitalization of interest expense commensurate with the progress on the construction of Wynn Las Vegas.

Off-Balance Sheet Arrangements

We have not entered into any significant off-balance sheet arrangements.

Liquidity and Capital Resources

Cash Flow from Operations

Our operating cash flows are primarily affected by our operating income, interest paid, and non-cash charges included in operating income. During 2003 and 2004, we were solely a development stage company without material operations. During those periods, net cash used in operations was $2.1 million and $88.1 million, respectively. On April 28, 2005, we opened Wynn Las Vegas and began generating cash from operations. Net cash from operations in 2005 was $47.5 million. Because 2005 did not include a full year of operations and because significant pre-opening expenses were incurred during 2005, we believe that cash flows from operations for 2005 are not indicative of future results.

Capital Resources

At December 31, 2005, we had approximately $87.8 million of cash and cash equivalents available for use without restriction, including for new development activities, enhancements to Wynn Las Vegas, or to support the development and construction of Encore.

We require a certain amount of cash on hand for operations. Otherwise we attempt to minimize the amount of cash held in banks. Accordingly, excess funds are swept from accounts into overnight investments or to repay borrowings under our credit facilities.

At December 31, 2005, we had approximately $394.8 million in cash and investments from the proceeds of our debt and equity financings, which is restricted for the remaining costs of Wynn Las Vegas and the construction, development and pre-opening expenses of Encore, including $80.0 million restricted for the Wynn Las Vegas liquidity reserve and completion guarantee ($30.0 million of which must be retained for Encore). Cash equivalents include investments in overnight money market funds. Restricted investments are kept in money market funds or relatively short-term, government-backed, marketable debt securities as required by agreements governing the our debt facilities.

Construction and Development

Wynn Las Vegas, except for one of its two theaters, opened on April 28, 2005. The total Wynn Las Vegas project cost (including costs of corporate overhead but excluding Encore other than the land for Encore) was approximately $2.74 billion. This includes land acquisition costs, design and construction costs, financing fees, interest and other pre-opening expenses. As of December 31, 2005, approximately $18.9 million of budgeted project costs and retention amounts remained to be paid in order to close out the project. We expect these final costs to be paid in the second quarter of 2006.

Beginning in the third quarter of 2005, we have made and continue to make certain enhancements and refinements to Wynn Las Vegas. As a result, we have incurred and will continue to incur capital expenditures relating to these enhancements and refinements. Under the terms of our credit facilities, we were permitted to make up to $40.0 million of capital expenditures in 2005, of which we actually expended $37.9 million. In 2006, we will be permitted to make up to $80.0 million of capital expenditures at Wynn Las Vegas. These spending limits will be increased to the extent funds are contributed to us by Wynn Resorts.

On March 31, 2006, our lenders approved the Encore Budget, Plans and Specs. We expect to commence construction of Encore in the second quarter of 2006, and open it to the public by the end of 2008.

Financing Activities

On December 14, 2004, we completed a series of transactions that refinanced our debt structure and provided the additional funds to develop Encore. The closing of the refinancing was the culmination of a series of transactions designed to facilitate the development of Encore, lower our overall cost of borrowing, and achieve an enhanced degree of financial maturity. In addition, the refinancing provided us with the financial flexibility to continue to develop our real estate assets.

Although a final accounting for Wynn Las Vegas is not expected until the second quarter of 2006, Wynn Las Vegas’ estimated $2.74 billion total project cost has been, and will be, funded from a combination of contributed capital, proceeds from the issuance of the Second Mortgage Notes (which were discharged in connection with the December 2004 refinancing), proceeds from the issuance of First Mortgage Notes, and a portion of our $1.0 billion credit facilities (the “Credit Facilities”), which consist of a $400 million term loan facility (the “Term Loan”) and a $600 million revolving facility (the “Revolver”).

The Revolver is available for general purposes and for Encore, and any amounts repaid may be re-borrowed. In the second quarter of 2005, we borrowed $80.0 million under the Revolver and loaned it to Wynn Resorts as part of their financing for Wynn Macau (the “Macau Subordinated Debt”). We repaid this Revolver borrowing in the third quarter of 2005. As of December 31, 2005, $10.0 million has been borrowed and remains outstanding under the Revolver.

Borrowings under the Credit Facilities have been and are expected to continue to be, designated by us as Eurodollar Loans. These Eurodollar Loans bear interest at the London Interbank Offered Rate (“LIBOR”) plus 2.25% for the Revolver loans and LIBOR plus 2.125%, for the Term Loans. Interest on Eurodollar Loans is payable at the end of the applicable interest period in the case of interest periods of one, two or three months, and every three months in the case of interest periods of six months. After the opening of Encore, the applicable borrowing margins for Eurodollar revolving loans will range from 1.25% to 2.5% per annum depending on Wynn Las Vegas’ leverage ratio. In addition to interest, we also pay, quarterly in arrears, 0.75% per annum on the daily average of unborrowed availability under the Revolver. After the opening of Encore, the annual fee that we will be required to pay for unborrowed availability under the Revolver will be based on our leverage ratio and will range from 0.25% to 0.50% per annum.

The Credit Facilities are the obligations of Wynn Las Vegas, LLC and are guaranteed by each of its subsidiaries (other than Wynn Completion Guarantor, LLC). The obligations and guarantees under the Credit Facilities are secured by: (1) a first priority security interest on a $30.0 million liquidity reserve account; (2) a $50.0 million completion guarantee deposit account held by Wynn Completion Guarantor, LLC; (3) the remaining previously funded proceeds of the Credit Facilities; (4) a first priority pledge of all Wynn Las Vegas, LLC’s membership interests in its subsidiaries (other than Wynn Completion Guarantor, LLC) and Holdings’ membership interest in Wynn Las Vegas, LLC; (5) first mortgages on all real property constituting Wynn Las Vegas, its golf course and Encore; and (6) a first priority security interest in substantially all other existing and future assets of Wynn Las Vegas, LLC and the guarantors, excluding a corporate aircraft owned by our wholly owned subsidiary, World Travel, LLC.

The obligations of Wynn Las Vegas, LLC and the guarantors under the Credit Facilities rank pari passu in right of payment with their existing and future senior indebtedness, including indebtedness with respect to the First Mortgage Notes and senior in right of payment to all of their existing and future subordinated indebtedness.

The Revolver will terminate and be payable in full on December 14, 2009, and the Term Loan will mature on December 14, 2011.

Prior to the approval of the Encore Budget, Plans and Specs, the availability of notes proceeds and funds under the Wynn Las Vegas, LLC credit agreement for Encore was limited to $100.0 million, of which we have spent approximately $40.7 million through December 31, 2005. The lenders approved the Encore Budget, Plans and Specs on March 31, 2006. We expect that the available remaining proceeds from the First Mortgage Notes, together with availability under the credit facilities, and cash flow from operations, will be sufficient to pay for expenditures of up to $1.52 billion on the Encore project without incurring additional debt or receiving additional capital contributions from Wynn Resorts. Project costs exceeding $1.52 billion will be funded by the issuance of up to $100.0 million of additional notes and/or equity contributions from Wynn Resorts. We expect to open Encore by the end of 2008.

On March 15, 2006, we amended our Wynn Las Vegas credit facilities to (a) allow us to issue up to $100.0 million of additional First Mortgage Notes; (b) simplify draw procedures under the Disbursement Agreement; (c) consolidate certain accounts under the Disbursement Agreement; (d) amend and clarify certain of the conditions for the Phase II Approval Date; (e) extend the outside opening date for Encore and the outside completion date for Encore to June 30, 2009 and September 30, 2009, respectively, and (f) permit expenditures of up to $150.0 million on Encore prior to the execution of a guaranteed maximum price contract.

The final costs of Wynn Las Vegas will be paid from previously funded amounts under the First Mortgage Notes and the Term Loan, and the ongoing costs of Encore will be paid with funds from the following sources and in the following order of priority:

•	First, by using agreed excess cash flow from the operations of Wynn Las Vegas and any equity contributions from Wynn Resorts;

•	Second, by using any proceeds from the First Mortgage Notes (including any additional First Mortgage Notes that may be issued in the future), and the proceeds of borrowings under the Credit Facilities, until exhaustion of the First Mortgage Notes proceeds, with amounts funded 66.67% from notes proceeds and 33.33% from the Credit Facilities;

•	Third, by using proceeds of additional borrowings under the Credit Facilities; and

•	Fourth, by using the funds from the $50.0 million completion guarantee deposit account.

In December 2004, we entered into interest rate swap agreements to hedge a portion of the underlying interest rate risk on borrowings under the Credit Facilities. See Item 7A. “Quantitative and Qualitative Disclosures About Market Risk.”

In the second quarter of 2005, we borrowed an aggregate amount of $44.75 million secured by a corporate aircraft. The loans mature on May 24, 2010. Principal and interest is payable quarterly, and interest is calculated at LIBOR plus a margin of 2.375%. In addition to scheduled amortization payments, we are required to prepay the loans if certain events of loss with respect to the aircraft occur. Beginning December 31, 2006, we may prepay all or any portion of the loans, subject to a minimum prepayment of $10.0 million. As of December 31, 2005, approximately $43.5 million was outstanding under this borrowing.

Expected Commercial Commitments

The following table summarizes certain information regarding our expected long-term indebtedness and material commercial commitments based upon our best estimate at December 31, 2005 of our expected long-term indebtedness and commercial commitments (amounts in millions):

	Payments Due By Period
Long-Term Indebtedness	Total	Less Than 1 Year	1 to 3 Years	4 to 5 Years	After 5 Years
First Mortgage Notes	$1,300.0	$—	$—	$—	$1,300.0
Wynn Las Vegas Credit Facilities [1]	410.0	—	—	10.0	400.0
Corporate Aircraft facility [2]	43.5	5.0	10.9	27.6	—
Second Mortgage Notes [3]	10.1	10.1	—	—	—

Total long-term indebtedness	$1,763.6	$15.1	$10.9	$37.6	$1,700.0

	Amount of Commitment Expiration Per Period
Other Commercial Commitments	Total Amounts Committed	Less Than 1 Year	1 to 3 Years	4 to 5 Years	After 5 Years
Construction contracts and commitments	$77.8	$77.8	$—	$—	$—
Employment agreements	41.9	17.4	21.0	3.4	0.1
Operating leases	1.2	0.1	0.1	0.1	0.9
Estimated interest payments on long-term debt [4]	958.9	118.1	233.2	235.6	372.0

Total commercial commitments	$1,079.8	$213.4	$254.3	$239.1	$373.0

[1]	As of December 31, 2005, we had $400.0 million of Term Loans outstanding and $10.0 million outstanding under the Revolver, which mature on December 14, 2011 and December 14, 2009, respectively. The $590.0 million remaining available under the Revolver may be used for working capital for Wynn Las Vegas or, upon the satisfaction of certain conditions, for the construction and development of Encore.
[2]	Represents the $43.5 million outstanding of the $44.75 million original term loan borrowing secured by a corporate aircraft bearing interest at LIBOR plus 2.375%. The loan requires quarterly amortizing principal and interest payments and matures on May 24, 2010.
[3]	On December 14, 2004, we deposited in trust with the trustee under the Second Mortgage Notes Indenture, government securities having an aggregate face value of approximately $10.1 million (the amount necessary to pay when due all interest payments and the redemption price on November 1, 2006), and an additional $3.0 million in cash to discharge amounts payable under the Second Mortgage Notes Indenture.
[4]	Amounts for all periods represent our estimated future interest payments on our debt facilities based upon currently existing commitments and anticipated LIBOR rates based upon expected yield curves (including the effect of our interest rate swaps) as well as expected timing of repayments.

Other Liquidity Matters

If completion of Encore is delayed, then our debt service obligations accruing prior to the actual opening will increase correspondingly. We will fund our operations and capital requirements from operating cash flow and remaining availability under our credit facilities. We cannot assure you, however, that Wynn Las Vegas will generate sufficient cash flow from operations or that future borrowings available to us under our credit facilities will be sufficient to enable us to service and repay our debt and to fund our other liquidity needs. We may refinance all or a portion of our indebtedness on or before maturity. We cannot assure you that we will be able to refinance any of the indebtedness on acceptable terms or at all.

New business developments or other unforeseen events may occur, resulting in the need to raise additional funds. We continue to explore opportunities to develop additional gaming or related businesses in Las Vegas, whether through acquisition, investment or development, including the development of our golf course land. Any such development would require us to obtain additional financing.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our results of operations and liquidity and capital resources are based on our consolidated financial statements. Our consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America. Certain of our accounting policies require that management apply significant judgment in defining the appropriate assumptions integral to financial estimates. On an ongoing basis, management evaluates those estimates, including those relating to the estimated lives of depreciable assets, asset impairment, allowances for doubtful accounts, accruals for customer loyalty rewards, self insurance, contingencies, litigation and other items. Judgments are based on historical experience, terms of existing contracts, industry trends and information available from outside sources, as appropriate. However, by their nature, judgments are subject to an inherent degree of uncertainty, and therefore actual results could differ from our estimates.

Development, Construction and Property and Equipment Estimates

During the construction and development of a resort, pre-opening or start-up costs are expensed when incurred. In connection with the construction and development of Wynn Las Vegas, significant start-up costs were incurred and charged to pre-opening expenses through the second quarter of 2005, as anticipated. Once Wynn Las Vegas opened to the public, expenses associated with the opening of the resort were no longer charged as pre-opening expenses. However, start-up costs relating to the Encore project will continue to be charged to pre-opening expenses.

During the construction and development stage, direct costs such as those incurred for the design and construction of Wynn Las Vegas and Encore, including applicable portions of interest, are capitalized. Accordingly, the recorded amounts of property and equipment increase significantly during construction periods. Depreciation expense related to capitalized construction costs is recognized when the related assets are put in service. Accordingly, upon opening of Wynn Las Vegas, we began recognizing depreciation expense on the resort’s fixed assets. Depreciation expense is recognized in our financial statements based on the straight-line method over the estimated useful lives of the corresponding assets as follows:

Buildings and improvements	10 to 45 years
Land improvements	10 to 45 years
Airplane	20 years
Furniture, fixtures and equipment	5 to 20 years

The remaining estimated useful lives of assets are periodically reviewed. A charge resulting from a change in the estimated period of benefit is accounted for in the period of change as a change in accounting estimate under Accounting Principles Board (“APB”) No. 20, “Accounting Changes.”

Costs related to improvements are capitalized, while costs of building repairs and maintenance are charged to expense when incurred. The cost and accumulated depreciation of property and equipment retired or otherwise disposed of are eliminated from the respective accounts and any resulting gain or loss is included in operating income or loss.

We also evaluate our property and equipment and other long-lived assets for impairment in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” For assets to be disposed of, we recognize the asset at the lower of carrying value or fair market value less costs of disposal, as estimated based on comparable asset sales, solicited offers, or a discounted cash flow model. For assets to be held and used, we review for impairment whenever indicators of impairment exist. We then compare the estimated future cash flows of the asset, on an undiscounted basis, to the carrying value of the asset. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, then an impairment is recorded based on the fair value of the asset, typically measured using a discounted cash flow model. If an asset is still under development, future cash flows include remaining construction costs. All recognized impairment losses, whether for assets to be disposed of or assets to be held and used, are recorded as operating expenses.

Allowance for Estimated Doubtful Accounts Receivable

We evaluate our reserve for bad debts based on a specific review of customer accounts as well as management’s prior experience with collection trends in the casino industry and current economic and business conditions.

A substantial portion of our outstanding receivables relates to casino credit play. Credit play represents a significant portion of the table games volume at Wynn Las Vegas. We maintain strict controls over the issuance of markers and aggressively pursue collection from those customers who fail to pay their marker balances timely.

These collection efforts may include the mailing of statements and delinquency notices, personal contacts, the use of outside collection agencies, and litigation. Markers are generally legally enforceable instruments in the United States. Markers are not legally enforceable instruments in some foreign countries, but the United States assets of foreign customers may be used to satisfy judgments entered in the United States. At December 31, 2005, approximately 70% of our casino accounts receivable were owed by customers from foreign countries. The collectibility of markers given by foreign customers is affected by a number of factors including changes in currency exchange rates and economic conditions in the customers’ home countries.

As our customer payment experience evolves, we will continue to refine our estimated reserve for bad debts. Accordingly, the associated provision for doubtful accounts charge may fluctuate. Because individual customer account balances can be significant, the reserve and the provision can change significantly between periods, as information about a certain customer becomes known or as changes in a region’s economy or legal system occur.

Derivative Financial Instruments

We seek to manage our market risk, including interest rate risk associated with variable rate borrowings, through balancing fixed-rate and variable-rate borrowings and the use of derivative financial instruments. The Company accounts for derivative financial instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. Derivative financial instruments are recognized as assets or liabilities, with changes in fair value affecting net income (loss) or comprehensive income (loss) as applicable.

Significant Judgmental Accruals

We estimate liabilities for certain self-insurance, customer loyalty program reward redemptions, contingencies, claims and litigation and other items, as appropriate. Management determines the adequacy of these estimates by reviewing the expected trends and from industry experience and adjusts the assumptions utilized as necessary.

Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share Based Payment.” This statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services or incurs a liability in exchange for goods and services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. It requires an entity to measure the costs of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and recognize that cost over the service period. We adopted this statement, according to SEC rule, as amended, on January 1, 2006, utilizing the modified prospective method and the Black-Scholes valuation model.

In March 2005, the SEC issued Staff Accounting Bulleting (“SAB”) No. 107, “Share-Based Payment “ to provide interpretive guidance on SFAS No. 123(R) valuation methods, assumptions used in valuation models, and the interaction of SFAS No. 123(R) with existing SEC guidance. SAB No. 107 also requires the classification of stock compensation expense in the same financial statement line items as cash compensation, and will therefore impact our departmental expenses (and related operating margins), pre-opening costs and construction in progress for our development projects, and our general and administrative expenses (including corporate expenses). We estimate that the expensing of stock options will reduce our net income for 2006 by approximately $6.8 million for the unvested options outstanding as of December 31, 2005.

See Note 2, Significant Accounting Policies” to the consolidated financial statements, for a description of other recently issued accounting pronouncements, which are relevant to the Company but which we believe will not have a material impact on the Company.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices.

Interest Rate Risks

Our primary exposure to market risk is interest rate risk associated with our debt facilities that bear interest based on floating rates. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Financing Activities.” We attempt to manage interest rate risk by managing the mix of long-term fixed rate borrowings and variable rate borrowings supplemented by hedging activities as considered necessary. We cannot assure you that these risk management strategies will have the desired effect, and interest rate fluctuations could have a negative impact on our results of operations.

The following table provides estimated future cash flow information derived from our best estimates of repayments at December 31, 2005 on our expected long-term indebtedness.

	As of December 31,
Long-term debt:	2006	2007	2008	2009	2010	Thereafter	Total
	(in millions)

Fixed rate	$10.1	$—	$—	$—	$—	$1,300.0	$1,310.1
Average interest rate	12.00%	n/a	n/a	n/a	n/a	6.63%	6.67%
Variable rate	$5.0	$5.3	$5.6	$15.9	$21.7	$400.0	$453.5
Average interest rate	7.31%	7.37%	7.30%	7.30%	7.39%	7.17%	7.19%

Interest Rate Swaps

In 2003 and 2004 we entered into interest rate swap arrangements relating to certain of our floating-rate debt facilities, and we account for these swaps under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”), and its related interpretations.

During 2003, we entered into two interest rate swap arrangements to hedge the underlying interest rate risk on a total of $825.0 million of borrowings under our previous credit facilities. On December 14, 2004, concurrent with the refinancing of our debt structure, we terminated these two interest rate swaps. As a result of the termination, we received a cash payment of approximately $9.6 million in settlement of the related asset.

Concurrent with the refinancing, we entered into two new interest rate swap arrangements to hedge the underlying interest rate risk on a total of $400.0 million of borrowings under our current term loan facility, which bears interest at LIBOR plus 2.125%. Under each of these two interest rate swap arrangements, we receive payments at a variable rate of LIBOR and pay a fixed rate of 3.793% on $200 million notional amount set forth in the swap instruments from February and March 2005, respectively through December 2008. Although these interest rate swaps are economically effective in fixing the interest rate on these borrowings under the new term loan facility at approximately 5.9%, changes in fair value of these interest rate swaps for each reporting period are, and will continue to be, recorded as a component of interest and other income as the swaps do not qualify for hedge accounting.

Summary of Historical Swap Fair Values

The following table presents the historical asset fair values reflected in deposits and other assets at December 31, 2005, 2004 and 2003 and as of the December 14, 2004 termination date of the previous interest rate swaps (amounts in thousands):

	Previous Interest Rate Swaps	Current Interest Rate Swaps
Fair value at December 31, 2005	$—	$10,523
Fair value at December 31, 2004	$—	$583
Fair value at December 14, 2004 settlement	$9,625	$—
Fair value at December 31, 2003	$8,793	$—

The fair value approximates the amount we would receive if these contracts were settled at the respective valuation dates. Fair value is estimated based upon current, and predictions of future, interest rate levels along a yield curve, the remaining duration of the instruments and other market conditions, and therefore, is subject to significant estimation and a high degree of variability of fluctuation between periods.

Other Interest Rate Swap Information

The following table provides information about our interest rate swaps as of December 31, 2005 and using estimated future LIBOR rates based upon implied forward rates in the yield curve:

	Expected Averages as of December 31,
	2006	2007	2008	2009	2010	Thereafter	Total
	(in millions)
Average notional amount	$400.0	$400.0	$400.0	$—	$—	$—	n/a
Average pay rate	3.79%	3.79%	3.79%	—	—	—	n/a
Average receive rate	4.93%	4.99%	4.92%	—	—	—	n/a

We do not use derivative financial instruments, other financial instruments or derivative commodity instruments for trading or speculative purposes.

Interest Rate Sensitivity

For the year ended December 31, 2005, we incurred approximately $123.5 million in interest. Certain amounts of our outstanding indebtedness for the year were based upon a variable, LIBOR rate plus a premium. A 1% increase in the LIBOR would have increased our interest cost for 2005 by approximately $400,000.

Item 8. Financial Statements and Supplementary Data

The Consolidated Financial Statements included on pages F-1 through F-33 are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

(a) Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that because of the one material weakness in internal control over financial reporting described below, as of the end of such period, the Company’s disclosure controls and procedures were not effective.

Subsequent to the issuance of the Company’s consolidated financial statements for the year ended December 31, 2004, the Company determined that its interest rate swap arrangements relating to certain of its floating-rate debt facilities did not qualify for hedge accounting under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”), and its related interpretations. The Company’s hedge documentation includes, among other items, the assumption that the repricing dates for its debt and swaps match. The documentation required to assess ineffectiveness resulting from having different repricing dates was not in place at the inception of the hedge, nor during the periods for which an assessment was required, and the Company recently determined that the repricing dates on the swap instruments did not match exactly the repricing dates on the floating-rate debt. Documentation deficiencies cannot be corrected, and quarterly testing cannot be performed, retrospectively. As a result of the documentation deficiencies, hedge accounting should not have been used. Accordingly, the Company determined that its 2003 and 2004 financial statements and its interim financial statements for the first three quarters of 2005 should be restated to eliminate the application of hedge accounting. Eliminating the application of cash flow hedge accounting results in recording the mark to market adjustments for the interest rate swaps as interest and other income, net and not in comprehensive income, as was previously reported.

(b) Changes in Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Subsequent to December 31, 2005, the Company adopted additional accounting policies and internal controls to address the issues discussed above that resulted in restatement of financial statements.

Item 9B. Other Information

On March 15, 2006, Wynn Las Vegas, LLC entered into an amendment to its Credit Agreement dated as of December 14, 2004 as amended, that:

•	permits Wynn Las Vegas, LLC and Wynn Las Vegas Capital Corp. to issue up to an additional $100.0 million aggregate principal amount of their 6-5/8% First Mortgage Notes due 2014 (the “Additional Notes”);

•	permits expenditures on Encore in an amount equal to the sum of (i) $1.4 billion, (ii) the net proceeds from the sale of any Additional Notes, (iii) cash equity contributions made to Wynn Las Vegas, LLC, and (iv) amounts committed by Wynn Resorts to pay Encore project costs;

•	increases the swing line commitment from $10.0 million to $25.0 million; and

•	authorizes certain amendments to collateral documents.

On March 15, 2006, Wynn Las Vegas, LLC also entered into an amendment of its master disbursement agreement, dated as of December 14, 2004 (as amended, the “Disbursement Agreement”) that:

•	provides the terms for disbursement of the net proceeds from the sale of any Additional Notes and other funds used to pay Encore project costs;

•	extends the deadlines for opening and completion of Encore to June 30, 2009 and September 30, 2009, respectively;

•	permits expenditures of up to $150.0 million on Encore before Wynn Las Vegas enters into a guaranteed maximum price construction contract for Encore; and

•	provides increased flexibility in obtaining disbursements to pay Encore project costs.

PART III

Item 10. Directors and Executive Officers of the Registrant

The Company is a limited liability company, the sole member of which is Holdings. Holdings is also a limited liability company, the sole member of which is Wynn Resorts. Neither the Company nor Holdings has a board of directors. The information as to directors included in this report relates to the Board of Directors of Wynn Resorts (the “Board of Directors”) and the executive officers of the Company as of March 27, 2006. All directors hold their positions until their terms expire and until their respective successors are elected and qualified. Executive officers of the Company are appointed by the Board of Directors (on behalf of Wynn Resorts as the sole member of Holdings which is the sole member of the Company) and serve at their discretion, subject to applicable employment agreements.

Name	Age	Position
Stephen A. Wynn	64	Chairman of the Board
Kazuo Okada	63	Vice Chairman of the Board
Ronald J. Kramer	47	Director
Robert J. Miller	61	Director
John A. Moran	74	Director
Alvin V. Shoemaker	67	Director
D. Boone Wayson	53	Director
Elaine P. Wynn	63	Director
Stanley R. Zax	68	Director
Allan Zeman	57	Director
Andrew Pascal	40	President and Chief Operating Officer
Richard J. Cotter	53	Executive Vice President—Hotel Operations
Robert Oseland	39	Executive Vice President of Casino Operations and Marketing
Maurice Wooden	54	Executive Vice President—Food & Beverage Operations
Arthur E. Nathan	55	Senior Vice President and Chief Human Resources Officer
Matt Maddox	30	Vice President—Business Development
Terri Monsour	49	Senior Vice President—Retail Operations
David R. Sisk	44	Senior Vice President and Chief Financial Officer
Kevin J. Tourek	47	Vice President and General Counsel

Set forth below is certain information regarding the directors of Wynn Resorts and non-director executive officers of the Company.

Stephen A. Wynn.    Mr. Wynn has served as Chairman of the Board of Directors and Chief Executive Officer of Wynn Resorts since June 2002. From April 2000 to September 2002, Mr. Wynn was the managing member of Valvino Lamore LLC (“Valvino”), Wynn Resorts’ predecessor and its wholly owned subsidiary. Mr. Wynn also serves as an officer and/or director of several of our affiliates. From 1973 until 2000, Mr. Wynn served as Chairman of the Board, President and Chief Executive Officer of Mirage Resorts, Incorporated, and its predecessor. Mr. Wynn is married to Elaine P. Wynn.

Kazuo Okada.    Mr. Okada has served as Vice Chairman of the Board of Directors since October 2002. In 1969, Mr. Okada founded Universal Co. Ltd., which became Aruze Corp. in 1998. Aruze Corp is a Japanese manufacturer of gaming machines, as well as pachislot and pachinko machines, amusement machines, and video games. Aruze Corp has been issued a manufacturer license by the Nevada Gaming Commission. The Nevada Gaming Commission has also approved Aruze Corp’s suitability as the 100% shareholder for its two subsidiaries, Aruze Gaming America, Inc., and Aruze USA, Inc. Aruze Gaming America holds manufacture, distributor, and operator licenses from the Nevada Gaming Commission, while Aruze USA has been found suitable by the Nevada Gaming Commission as a major shareholder of the Company. Mr. Okada currently serves as Representative Director, Chairman of the Board, and President of Aruze Corp and as Chairman of the Board and Treasurer of Aruze USA.

Ronald J. Kramer.    Mr. Kramer has served as President of Wynn Resorts and as one of its directors since October 2002. Mr. Kramer also served as President of Holdings from April to October 2002. From July 1999 to October 2001, Mr. Kramer was a Managing Director at Dresdner Kleinwort Wasserstein, an investment banking firm, and at its predecessor, Wasserstein Perella & Co. Mr. Kramer is a member of the board of directors of Monster Worldwide, Inc., Griffon Corporation, Lakes Entertainment, Inc. and Republic Property Trust.

Robert J. Miller.    Mr. Miller has served as a director since October 2002. He has served as a principal of Dutko Worldwide, a multidisciplinary governmental affairs and strategy and management firm, since July, 2005. From January 1999 until he joined Dutko Worldwide, Mr. Miller was a partner of the Nevada law firm of Jones Vargas. He has also been a partner in Miller & Behar Strategies since January 2003. From January 1989 until January 1999, Mr. Miller served as Governor of the State of Nevada, and, from 1987 to 1989, he served as Lieutenant Governor of the State of Nevada. Mr. Miller also serves as a director of Zenith National Insurance Corp., Newmont Mining Corporation and International Game Technology.

John A. Moran.    Mr. Moran has served as a director since October 2002. Mr. Moran is the retired Chairman of Dyson-Kissner-Moran Corporation, a private investment entity. Mr. Moran is the honorary Co-Chairman of the Republican Leadership Council of Washington, D.C. He served as Chairman of the Republican National Finance Committee from 1993 to 1995 and subsequently became National Finance Chairman of the Dole for President campaign.

Alvin V. Shoemaker.    Mr. Shoemaker has served as a director since December 2002. Mr. Shoemaker is currently retired and was the chairman of the board of First Boston Inc. and First Boston Corp. from April 1983 until his retirement in January 1989, at the time of its sale to Credit Suisse Bank. Mr. Shoemaker is a member of the board of directors of Hanover Compressor Co., Frontier Bank and Huntsman Chemical Co.

D. Boone Wayson.    Mr. Wayson has served as a director since August 2003. Mr. Wayson has been a principal of Wayson’s Properties, Incorporated, a real estate development and holding company, since 1970. He also serves as an officer and/or director of other real estate and business ventures. From 2000 through May 2003, Mr. Wayson served as a member of the board of directors of MGM MIRAGE and from 1987 through May 2000, he served as a member of the board of directors of Mirage Resorts, Incorporated.

Elaine P. Wynn.    Mrs. Wynn has served as a director for Wynn Resorts since October 2002, and is an active collaborator in the operation of Wynn Las Vegas Resort and Country Club. In addition to her corporate responsibilities, she has also served as Co-Chairperson of the Greater Las Vegas Inner-City Games Foundation since 1996 and currently serves on the Executive Board of the Consortium for Policy Research in Education and the Council to Establish Academic Standards in Nevada. Mrs. Wynn served as a director for Mirage Resorts, Incorporated from 1976 until 2000. Mrs. Wynn is married to Stephen A. Wynn.

Stanley R. Zax.    Mr. Zax has served as a director since October 2002. Since 1977, Mr. Zax has served as Chairman of the Board, and, since 1978, has also served as President and CEO of Zenith National Insurance Corp. Zenith National Insurance Corp. and Zenith Insurance Company, its wholly owned subsidiary, are engaged in the workers compensation insurance and reinsurance business.

Allan Zeman.    Mr. Zeman has served as a director since October 2002. Mr. Zeman has been chairman of Lan Kwai Fong Holdings Limited, a company engaged in property investment and development, since July 1996. Mr. Zeman is also chairman of Ocean Park, a major theme park in Hong Kong, as well as the Chairman of Sweetpea Entertainment Inc. and After Dark Films, movie production companies based in Los Angeles. In 2001, he was appointed a Justice of the Peace in Hong Kong and, in 2004, he was awarded the Gold Bauhinia Star by the Chief Executive of Hong Kong.

Andrew Pascal.    Mr. Pascal is the President and Chief Operating Officer of Wynn Las Vegas, LLC. From July 2005 through October 2005, Mr. Pascal was the Executive Vice President and Chief Operating Officer of Wynn Las Vegas, LLC. Mr. Pascal served as the Senior Vice President—Product Marketing and Development for the

Company from August 2003 to July 2005. Mr. Pascal was the Chief Executive Officer of WagerWorks, Inc. a developer and supplier of remote gaming applications from March 2001 to September 2003. From October 1998 to March 2001, Mr. Pascal was the Chief Executive Officer of Silicon Gaming, a designer and developer of interactive slot machines. Mr. Pascal is the nephew of Mr. and Mrs. Wynn.

Richard Cotter.    Mr. Cotter serves as the Executive Vice President—Hotel Operations of the Company, a position he has held since joining the Company in October 2003. From August 1998 until October 2003, Mr. Cotter was the Regional Vice President of the Mid Atlantic region of Starwood Hotels and Resorts.

Robert Oseland.    Mr. Oseland has been an officer with the Company since July 2001. Mr. Oseland currently serves as the Executive Vice President—Casino Operations and Marketing of the Company, a position he has held since August 2003. From July 2000 to July 2001, Mr. Oseland was the General Manager at Boulder Station Hotel and Casino in Las Vegas, Nevada.

Maurice Wooden.    Mr. Wooden serves as the Executive Vice President—Food & Beverage Operations of the Company, a position he has held since November 2005. From September 2000 to March 2005, Mr. Wooden was the President and Chief Operating Officer of The Golden Nugget Las Vegas in Las Vegas, Nevada. From May 2000 to September 2000, Mr. Wooden was the Vice President—Casino Marketing of The Mirage Hotel and Casino in Las Vegas, Nevada.

Arthur Nathan.    Mr. Nathan has served as the Senior Vice President—Chief Human Resources Officer of the Company since January 2003. From October 2000 to January 2003, Mr. Nathan worked for Pricewaterhouse Coopers in new product development and consulted with clients on HR practices. From 1983 to October 2000, Mr. Nathan held various human resource positions with the Golden Nugget in Atlantic City, The Mirage, Treasure Island at The Mirage and Bellagio.

Matt Maddox.    Mr. Maddox serves as the Senior Vice President of Business Development of the Company, a position he has held since June 2005. From March 2003 to June 2005, Mr. Maddox was the Chief Financial Officer of Wynn Resorts (Macau), S.A., an affiliate of the Company. From May 2002 through March 2003, Mr. Maddox was Wynn Resorts’ Treasurer and Vice President—Investor Relations. From February 2000 to May 2002, Mr. Maddox was the Vice President—Finance with Caesars Entertainment, Inc.

Terri Monsour.    Ms. Monsour serves as the Senior Vice President—Retail Operations of the Company, a position she has held since joining the Company in November 2003. From 1981 until joining the Company Ms. Monsour was employed by Neiman Marcus, most recently as the Vice President and General Manager of Neiman Marcus, Las Vegas.

David R. Sisk.    Mr. Sisk is the Senior Vice President and Chief Financial Officer of the Company, a position he has held since October 2003. From October 1999 to October 2003, Mr. Sisk was the Senior Vice President, Treasurer and Chief Financial Officer of Caesars Palace, a subsidiary of Caesars Entertainment, Inc.

Kevin J. Tourek.    Mr. Tourek serves as the Vice President and General Counsel of the Company, a position he has held since joining the Company in February 2003. From September 1998 until December 2002, Mr. Tourek was the Senior Vice President—Legal and Human Resources at National Airlines, Inc.

Code of Ethics

Wynn Resorts has adopted a Code of Ethics applicable to the Company’s Chief Executive Officer, President, Chief Financial Officer, Treasurer and Vice President of Finance. A copy of the Code of Ethics was filed as an exhibit to Wynn Resorts’ Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and is available at Wynn Resorts’ website at http://www.wynnresorts.com. We intend to satisfy the disclosure requirement under Item 5.50 of Form 8-K regarding an amendment to, or a waiver from, a provision of the Code of Ethics, by posting such information on Wynn Resorts’ website http://www.wynnresorts.com.

Item 11. Executive Compensation

The following table sets forth the compensation paid or accrued by the Company to the Chief Executive Officer of the Company (or persons acting in a similar capacity) and to each of the four most highly compensated executive officers of the Company (other than the Chief Executive Officer) (collectively, the “Named Executive Officers”), for services rendered to the Company and its affiliates in all capacities during the last completed fiscal year.

SUMMARY COMPENSATION TABLE

	Annual Compensation				Long-Term Compensation
					Awards
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)(2)(3)	Restricted Stock Award(s) ($)(4)	Securities Underlying Options/ SARs (#)	All Other Comp- ensation ($)(1)
Marc D. Schorr (5) Chief Executive Officer and President	2005	$1,000,000	$1,000,000	$131,096	$8,425,000	—	$11,202

Andrew Pascal (5) Chief Operating Officer and President	2005	$400,731	$—	$—	$—	100,000	$370

David Sisk Chief Financial Officer and Senior Vice President	2005	$350,000	$—	$—	$—	100,000	$6,660

Matt Maddox Senior Vice President—Business Development	2005	$337,886	$150,000	$61,321	$—	50,000	$6,589

Richard Cotter Executive Vice President—Hotel Operations	2005	$407,692	$—	$—	$—	—	$7,266

Robert Oseland Executive Vice President—Casino Operations	2005	$300,000	$—	$—	$—	—	$7,065

Arthur Nathan Chief Human Resources Officer and Senior Vice President	2005	$300,000	$—	$—	$—	—	$7,590

(1)	The following amounts are included in All Other Compensation: (i) the Company’s matching contributions made in fiscal year 2005 to Wynn Resorts’ 401(k) Plan, as follows: Marc D. Schorr ($6,300), Andrew Pascal ($0), David Sisk ($6,300), Matt Maddox ($6,300), Richard Cotter ($6,300), Robert Oseland ($6,300) and Arthur Nathan ($6,300) and (ii) executive life insurance premiums paid in 2005, as follows: Marc D. Schorr ($4,902), Andrew Pascal ($370), David Sisk ($360), Matt Maddox ($289), Richard Cotter ($966), Robert Oseland ($270) and Arthur Nathan ($1,290). The Company also paid $495 for cellular service for Mr. Oseland during 2005.

(2)	Included in Other Annual Compensation of Mr. Schorr in 2005, is $131,096 attributable to personal use of the Company’s and Wynn Resorts’ corporate aircraft. The amount attributable to personal use by the executive includes the allocated variable expenses of maintaining and operating the aircraft allocated to the executive’s personal use using Internal Revenue Services principles, to the extent that the allocated expenses exceed amounts paid by the executive. The amount paid by the executive is determined by reference to the Internal Revenue Service’s Standard Industry Fare Level (“SIFL”) tables. Internal Revenue Service rules prohibit the Company from deducting the amount attributable to personal use. The SIFL amount is used by the Company and its executives for tax reporting purposes.

(3)	Included in Other Annual Compensation for Mr. Maddox was approximately $61,321 paid for housing and relocation costs.

(4)	On December 27, 2004, subject to certain conditions, the Compensation Committee approved a grant to Mr. Schorr of 125,000 shares of restricted stock for services rendered during 2004. This grant became effective on February 3, 2005. Twenty (20) percent of the grant vests annually over a five-year period beginning with December 15, 2005. As of December 31, 2005, the value of Mr. Schorr’s grant was $6,856,250, based on a closing price of $54.85 per share on December 30, 2005. There are no voting rights associated with any unvested shares and any distributions or dividends with respect to unvested shares are held by the Company and are released only upon vesting.

(5)	Mr. Schorr served as President and Chief Executive Officer of the Company until October 2005, at which time Mr. Pascal was appointed President and Chief Operating Officer of the Company, and Mr. Schorr ceased to be an officer of the Company.

OPTION GRANTS IN LAST FISCAL YEAR

The following table provides information related to options to purchase Wynn Resorts common stock granted to the Named Executive Officers during the year ended December 31, 2005, and the number and value of such options held as of the end of the year. For the year ended December 31, 2005, Wynn Resorts did not grant any SARs.

	Individual Grants					Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation For Option Term
Name	Number of Securities Underlying Options Granted (#)		Percent of Total Options Granted to Employees in Fiscal Year (1)	Exercise or Base Price ($/Share)	Expiration Date	5% ($)	10% ($)
Marc D. Schorr	—		—	—	—	—	—
Andrew Pascal	100,000	(2)	7.54%	$56.67	08/01/15	$3,563,946	$9,031,739
David Sisk	100,000	(2)	7.54%	$56.67	08/01/15	$3,563,946	$9,031,739
Matt Maddox	50,000	(3)	3.77%	$51.08	11/07/15	$1,606,197	$4,070,418
Richard Cotter	—		—	—	—	—	—
Robert Oseland	—		—	—	—	—	—
Arthur Nathan	—		—	—	—	—	—

(1)	The 2002 Stock Incentive Plan under which options are granted is a plan sponsored by Wynn Resorts.
(2)	These options vest in three equal installments on August 1, 2008, August 1, 2009 and August 1, 2010.
(3)	This option vest in three equal installments on November 7, 2008, November 7, 2009 and November 7, 2010.

2005 Option Values

The following table provides information related to options to purchase Wynn Resorts common stock held by the Named Executive Officers at December 31, 2005.

	Options Exercised	Value Realized	Number of Securities Underlying Unexercised Options at December 31, 2005		Value of Unexercised In-the-Money Options at December 31, 2005 (1)
Name			Exercisable	Unexercisable	Exercisable	Unexercisable
Marc D. Schorr	—	—	100,000	100,000	$3,945,000	$3,945,000
Andrew Pascal	5,000	$264,300	28,750	141,250	$1,013,250	$1,342,800
David Sisk	—	—	37,500	137,500	$1,307,250	$1,307,250
Matt Maddox	—	—	18,750	37,500	$1,273,125	$941,625
Richard Cotter	—	—	43,750	106,250	$1,525,125	$1,525,125
Robert Oseland	12,500	$653,750	18,750	18,750	$753,125	$753,125
Arthur Nathan	—	—	12,500	12,500	$493,125	$335,500

(1)	Options are “in-the-money” if, on December 31, 2005, the market price of Wynn Resorts’ common stock exceeded the exercise price of such options. The value of such options is calculated by determining the difference between the aggregate market price of Wynn Resorts’ common stock covered by the options on December 31, 2005, and the aggregate exercise price of such options. The market price of Wynn Resorts stock on December 31, 2005 was $54.85.

Compensation of Directors

Directors who are not employees of Wynn Resorts receive a monthly fee of $4,000 for services as a director. Directors who serve on the Audit Committee, the Compensation Committee or the Nominating/ Governance Committee receive an additional monthly fee of $1,000 per committee ($2,000 for committee chairman). Each non-employee also receives a $1,500 meeting fee for each board or committee meeting they attend. All directors are reimbursed for expenses connected with attendance at meetings of the Board of Directors.

Each non-employee director, other than non-employee directors who beneficially own more than five percent of Wynn Resorts’ issued and outstanding common stock, received an immediately exercisable option grant for 10,000 shares of Wynn Resorts’ common stock upon their initial appointment to the Board of Directors. In addition, on May 1, 2005, each member of the Board of Directors, other than Messrs. Wynn, Okada, Kramer and Mrs. Wynn, were granted an option to purchase 10,000 shares of Wynn Resorts’ common stock. This option grant vests pro rata over a four year period and has a per share exercise price of $52.94, the fair market value of Wynn Resorts’ common stock on the date of grant.

Robert J. Miller, a member of the Board of Directors, also receives a $50,000 annual retainer for his service as the Chairman of the Company’s Gaming Compliance Committee.

Employment Agreements

Wynn Resorts or the Company has entered into employment agreements with each of the Named Executive Officers:

•	Mr. Schorr’s employment agreement was effective as of October 25, 2002 and terminates on October 24, 2007. His employment agreement provides for an annual base salary of $750,000 for the first year and $1,000,000 for the remainder of the term of his employment agreement.

•	Mr. Pascal’s employment agreement was effective as of July 21, 2005 and terminates on November 7, 2009. His employment agreement provides for an annual base salary of $750,000 for each year during of the term of his employment agreement.

•	Mr. Sisk’s employment agreement was effective as of October 27, 2003 and terminates on October 27, 2007. His employment agreement provides for an annual base salary of $350,000 and a guaranteed bonus of $100,000 for each year during of the term of his employment agreement.

•	Mr. Maddox’s employment agreement was effective as of October 1, 2005 and terminates on March 20, 2011. His employment agreement provides for an annual base salary of $375,000; increasing to $400,000 on September 30, 2006.

•	Mr. Cotter’s employment agreement was effective as of October 20, 2003 and terminated on October 20, 2007. His employment agreement provides for an annual base salary of $400,000 for the remainder of the term of the agreement. Mr. Cotter’s employment agreement was terminated effective March 30, 2006.

•	Mr. Oseland’s employment agreement was effective as of July 1, 2001 and terminates on July 1, 2007. His employment agreement provides for an annual base salary of $300,000 and a guaranteed annual bonus of $125,000 during the term of the agreement. In addition, Mr. Oseland shall receive an incentive bonus of $250,000 upon the sixth anniversary of the effective date of his employment.

•	Mr. Nathan’s employment agreement is effective as of January 6, 2003 and terminates on January 6, 2007. Mr. Nathan’s employment agreement provides for an annual base salary of $300,000 for each year of his term.

The other terms of the employment agreements are similar for each Named Executive Officer, except as noted below. Each executive is eligible to receive a bonus and an increase in base salary at such times and in such amounts as the Board of Directors, in its sole and exclusive discretion, may determine. Each executive will (i) be entitled to participate, to the extent that he or she is otherwise eligible, in all employee benefit plans that we maintain for our executives, and (ii) receive reimbursement for reasonable business expenses (including entertainment, promotional, gift and travel expenses and club memberships).

If Wynn Resorts terminates Marc Schorr’s employment agreement for “cause,” or if Mr. Schorr terminates his employment upon Wynn Resorts’ material breach of his employment agreement or for “good reason” following a “change of control” (as these terms are defined in his employment contracts), Wynn Resorts will pay the Mr. Schorr a separation payment in a lump sum equal to the following:

(a) Mr. Schorr’s base salary for the remainder of the term of the employment agreement, but not for less than one year;

(b) the bonus that Mr. Schorr received for the preceding bonus period, projected over the remainder of the term (but not less than the preceding bonus that was paid),

(c) base salary and any accrued but unpaid vacation pay through the termination date; and

(d) an amount necessary to reimburse Mr. Schorr for any golden parachute excise tax he incurs under Internal Revenue Code Section 4999.

If Mr. Nathan is terminated for any reason, we will pay Mr. Nathan his base salary and any accrued but unpaid vacation pay through his termination date.

With the exception of Messrs. Schorr, Maddox and Nathan, if we or Wynn Resorts terminate any of the other Named Executive Officers employment agreement for “cause,” or if executive terminates his employment upon our or Wynn Resorts’ material breach of his employment agreement or for “good reason” following a “change of control” (as these terms are defined in his employment contracts), we or Wynn Resorts, as the case may be, will pay the executive a separation payment equal to:

(a)	twelve months of the executive’s base salary;

(b)	an amount equal to the bonus previously paid to the executive in the preceding bonus period;

(c)	base salary and any accrued but unpaid vacation pay through the termination date; and

(d)	an amount necessary to reimburse the executive for any golden parachute excise tax the executive
incurs	under Internal Revenue Code Section 4999 (Mr. Oseland is not entitled to this payment).

Upon employment termination and in addition to the separation payment set forth above, the Named Executive Officers other than Messrs. Nathan, Oseland, and Maddox will also be entitled to health benefits coverage for the executive and his dependents under the same arrangements under which the executive was covered immediately before his termination, until the earlier of (i) the expiration of the period for which the separation payment is paid or (ii) the date the executive becomes covered under another group health plan not maintained by Wynn Resorts.

If the employment of any of the Named Executive Officers is terminated for any reason, other than as described above, before the expiration of the term (e.g., because of the executive’s death, disability, discharge for cause or revocation of gaming license), we or Wynn Resorts, as the case may be, will pay the executive only his base salary and any accrued but unpaid vacation pay through his termination date.

We will also provide to Mr. Schorr and his family the right to personal use of our aircraft, and have entered into a time-sharing agreement with him that requires, among other things, that he pay to us his and his family’s share of the direct costs that we incur in operating the aircraft, up to an amount determined by using the Internal Revenue Service Standard Industry Fare Level (SIFL) tables.

Compensation Committee Interlocks and Insider Participation

The members of the Compensation Committee of Wynn Resorts’ Board of Directors (the “Compensation Committee”) are appointed by the Board of Directors each year. The current members of the Compensation Committee, Messrs. Moran, Miller, Wayson and Zax, were appointed on May 2, 2005. No member of the Compensation Committee is, or was, formerly one of our officers or employees. No interlocking relationship exists between the Board of Directors or Compensation Committee and the board of directors or compensation committee of any other company, nor has any interlocking relationship existed in the past.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Holdings, a Nevada limited liability company, owns 100% of the outstanding equity interests of the Company. Wynn Resorts owns 100% of the equity interests of Holdings. Holdings has pledged all of its equity interests in the Company to secure obligations under the Company’s First Mortgage Notes and the Company’s Credit Agreement.

The following table sets forth, as of March 27, 2006, certain information regarding the shares of Wynn Resorts’ common stock beneficially owned by: (i) each director and nominee for director; (ii) each of the executive officers named in the Summary Compensation Table; and (iii) all executive officers, directors and director nominees as a group.

	Beneficial Ownership Of Shares (1)
Name and Address of Beneficial Owner (2)	Number	Percentage
Stephen A. Wynn (3)(4)	24,549,222	24.49%
Kazuo Okada (3)(5)	24,549,222	24.49%
Ronald J. Kramer (6)	467,570	*
Robert J. Miller (7)	17,500	*
John A. Moran (7)(8)	138,500	*
Alvin V. Shoemaker (7)	26,500	*
D. Boone Wayson (9)	67,500	*
Elaine P. Wynn (4)(10)	24,549,222	24.49%
Stanley R. Zax (7)(11)	717,500	*
Allan Zeman (7)	17,500	*
Marc D. Schorr(12)	501,323	*
Andrew Pascal (13).	28,750	*
David Sisk (14).	37,500	*
Matt Maddox (15).	43,750	*
Richard Cotter (14).	37,500	*
Robert Oseland (16).	25,000	*
Arthur Nathan (17).	18,750	*
All Directors and Executive Officers as a Group (20 persons) (18)	51,273,587	50.85%

*	Less than one percent
(1)	This table is based upon information supplied by officers, directors and nominees for director. Unless otherwise indicated in the footnotes to this table and subject to community property laws, where applicable, Wynn Resorts believes each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 100,237,568 shares of Wynn Resorts’ common stock outstanding as of March 27, 2006, adjusted as required by the rules promulgated by the SEC.

(2)	Unless otherwise indicated, the address of each of the named parties in this table is: c/o Wynn Resorts, Limited, 3131 Las Vegas Boulevard South, Las Vegas, Nevada 89109.
(3)	Does not include shares that may be deemed to be beneficially owned by virtue of the Stockholders Agreement, dated April 11, 2002, by and among Stephen A. Wynn, Aruze USA, Inc. (“Aruze USA”) and Baron Asset Fund. Under this agreement, Mr. Wynn and Aruze USA have agreed to vote their shares of the Wynn Resorts’ common stock for a slate of directors, a majority of which, including at least two independent directors, will be designated by Mr. Wynn, and the remaining members of which will be designated by Aruze USA.
(4)	Includes 805,056 shares, in the aggregate, of Wynn Resorts common stock held in four grantor retained annuity trusts created by Stephen A. Wynn and Elaine P. Wynn. Mr. Wynn is the trustee of each of these trusts.
(5)	Aruze USA Inc. is a wholly owned subsidiary of Aruze Corp., a Japanese corporation. Mr. Okada, together with members of his family, has a controlling interest in Aruze Corp. and is a director of that company. The information provided is based upon a Schedule 13D, dated October 30, 2002, filed by Aruze USA Inc., Aruze Corp. and Kazuo Okada.
(6)	Includes (i) 120,000 shares of restricted stock granted pursuant to Wynn Resorts’ 2002 Stock Incentive Plan and subject to a Restricted Stock Agreement which provides that such grant will vest pro rata over a four year period or upon the earlier death or disability of Mr. Kramer; (ii) 150,000 shares subject to an immediately exercisable option to purchase Wynn Resorts’ common stock granted pursuant to Wynn Resorts’ 2002 Stock Incentive Plan at an exercise price of $14.91; and (iii) 7,615 shares of Wynn Resorts’ common stock held by Mr. Kramer’s children, for which Mr. Kramer’s spouse is the custodian and Mr. Kramer disclaims beneficial ownership.
(7)	Includes (i) 10,000 shares of Wynn Resorts’ common stock subject to an immediately exercisable option to purchase Wynn Resorts’ common stock granted pursuant to Wynn Resorts’ 2002 Stock Incentive Plan at an exercise price of $13.74; (ii) 5,000 shares of Wynn Resorts’ common stock subject to an immediately exercisable option to purchase Wynn Resorts’ common stock granted pursuant to the Company’s 2002 Stock Incentive Plan at an exercise price of $40.00; and (iii) 2,500 shares of Wynn Resorts’ common stock subject to an immediately exercisable option to purchase Wynn Resorts’ common stock granted pursuant to Wynn Resorts’ 2002 Stock Incentive Plan at an exercise price of $52.94.
(8)	Includes: (i) 120,000 shares of Wynn Resorts’ common stock held by Texas Gulf Partners in which Mr. Moran is a partner; and (ii) 1,000 shares of Wynn Resorts’ common stock held by the Carol Moran Trust for the benefit of Mr. Moran’s wife, for which Mr. Moran disclaims beneficial ownership.
(9)	Includes: (i) 10,000 shares subject to an immediately exercisable option to purchase Wynn Resorts’ common stock granted pursuant to Wynn Resorts’ 2002 Stock Incentive Plan at an exercise price of $15.63; (ii) 5,000 shares of Wynn Resorts’ common stock subject to an immediately exercisable option to purchase Wynn Resorts’ common stock granted pursuant to Wynn Resorts’ 2002 Stock Incentive Plan at an exercise price of $40.00; and (iii) 2,500 shares of Wynn Resorts’ common stock subject to an immediately exercisable option to purchase Wynn Resorts’ common stock granted pursuant to Wynn Resorts’ 2002 Stock Incentive Plan at an exercise price of $52.94.
(10)	Includes 23,744,166 shares of Wynn Resorts’ common stock registered in the name of Mrs. Wynn’s husband, Stephen A. Wynn.
(11)	Includes 700,000 shares of Wynn Resorts’ common stock held by Zenith Insurance Company, a wholly owned subsidiary of Zenith National Insurance Corp., of which Mr. Zax is President and Chairman of the Board. Mr. Zax disclaims beneficial ownership of the shares held by Zenith Insurance Company.
(12)	Includes (i) 100,000 shares of restricted stock granted pursuant to Wynn Resorts’ 2002 Stock Incentive Plan and subject to a Restricted Stock Agreement which provides that such grant will vest pro rata over a four year period or upon the earlier death or disability of Mr. Schorr (these shares are held in trust for the benefit of Mr. Schorr and his wife); (ii) 150,000 shares subject to an immediately exercisable option to purchase Wynn Resorts’ common stock granted pursuant to Wynn Resorts’ 2002 Stock Incentive Plan at an exercise price of $15.40 per share; and (iii) 251,323 shares of Wynn Resorts’ common stock held in trust for the benefit of Mr. Schorr and his wife.

(13)	Includes (i) 25,000 shares subject to an immediately exercisable option to purchase Wynn Resorts’ common stock granted pursuant to Wynn Resorts’ 2002 Stock Incentive Plan at an exercise price of $17.14 per share; and (ii) 3,750 shares subject to an immediately exercisable option to purchase Wynn Resorts’ common stock granted pursuant to Wynn Resorts’ 2002 Stock Incentive Plan at an exercise price of $36.05 per share.
(14)	Includes 37,500 shares subject to an immediately exercisable option to purchase Wynn Resorts’ common stock granted pursuant to Wynn Resorts’ 2002 Stock Incentive Plan at an exercise price of $19.99 per share.
(15)	Includes (i) 18,700 shares subject to an immediately exercisable option to purchase Wynn Resorts’ common stock granted pursuant to Wynn Resorts’ 2002 Stock Incentive Plan at an exercise price of $13.25 per share; (ii) 12,500 shares subject to an immediately exercisable option to purchase Wynn Resorts’ common stock granted pursuant to Wynn Resorts’ 2002 Stock Incentive Plan at an exercise price of $15.40 per share; and (iii) 12,500 shares subject to an immediately exercisable option to purchase Wynn Resorts’ common stock granted pursuant to Wynn Resorts’ 2002 Stock Incentive Plan at an exercise price of $59.44 per share.
(16)	Includes (i) 6,250 shares subject to an immediately exercisable option to purchase Wynn Resorts’ common stock granted pursuant to Wynn Resorts’ 2002 Stock Incentive Plan at an exercise price of $13.25 per share; and (ii) 18,750 shares subject to an immediately exercisable option to purchase Wynn Resorts’ common stock granted pursuant to Wynn Resorts’ 2002 Stock Incentive Plan at an exercise price of $15.40 per share.
(17)	Includes 18,750 shares subject to an immediately exercisable option to purchase Wynn Resorts’ common stock granted pursuant to Wynn Resorts’ 2002 Stock Incentive Plan at an exercise price of $15.40 per share.
(18)	Includes 596,250 shares subject to immediately exercisable options to purchase Wynn Resorts’ common stock granted pursuant to Wynn Resorts’ 2002 Stock Incentive Plan at various exercise prices.

Item 13. Certain Relationships and Related Transactions

Loan to Wynn Resorts.    On August 15, 2005, the Company borrowed $80.0 million under its revolving credit facility. The proceeds were loaned to Wynn Resorts as part of the financing of Wynn Resorts’ casino resort facility currently under construction in the Macau Special Administrative Region of the People’s Republic of China (“Macau”), known as “Wynn Macau”. Interest is payable semi-annually at 7.5% per annum. Unpaid principal and interest is due at maturity on August 15, 2012. For 2005, the Company accrued approximately $2.3 million of interest income associated with this note.

Reimbursable Costs.    The Company periodically provides services to and charges Mr. Wynn and certain other executive officers of Wynn Resorts, for the personal use of the Company’s aircraft (see “Aircraft Arrangements” discussed below) and household employees, construction work and other personal services. The Company bills Wynn Resorts for such services. Mr. Wynn and these other officers have amounts on deposit with Wynn Resorts to prepay any such items, which are replenished on an ongoing basis as needed. At December 31, 2005, Mr. Wynn and the other officers had a credit balance with Wynn Resorts of $412,000.

Aircraft Arrangements.    Mr. Wynn, Ronald J. Kramer, President of Wynn Resorts, and Marc D. Schorr, Chief Operating Officer of Wynn Resorts have time-sharing agreements with Las Vegas Jet, LLC, a wholly-owned subsidiary of the Company, covering their personal use of the Company’s aircraft that require each executive to pay the Company his and his family’s share of the direct costs that are incurred in operating the aircraft, up to an amount determined by using the Internal Revenue Service Standard Industry Fare Level (“SIFL”) tables. During 2005, the following amounts were paid to the Company pursuant to these timesharing arrangements: Stephen A. Wynn ($169,000); Ronald J. Kramer ($0); and Marc D. Schorr ($8,000). In the event that costs in operating the aircraft exceed the amounts determined by using the SIFL method, such additional costs are paid for by the Company. Pursuant to the provisions of the American Jobs Creation Act of 2004, such additional costs incurred after October 22, 2004, are not eligible to be claimed as a deduction for United States federal income tax purposes.

Villa Lease.    On December 29, 2004, the Company entered into an agreement with Mr. Wynn for the lease of a villa suite in the Wynn Las Vegas resort to Mr. and Mrs. Wynn as their personal residence. Lease payments under this agreement commenced on July 1, 2005, the date Mr. and Mrs. Wynn moved into the villa. The term of the agreement continues from year to year unless terminated on at least 90 days’ written notice prior to the end of any lease year, or upon the death of Mr. Wynn. Rent is determined each year by the Audit Committee, and is based on the fair market value of the use of the suite accommodations. The Audit Committee determined, based upon a third party appraisal, that the rent for the twelve-month period commencing July 1, 2005 was $580,000. All services for, and maintenance of, the suite are included in the rental, with certain exceptions.

Management Agreement.    On December 14, 2004, the Company entered into a management agreement under which Wynn Resorts provides management and advisory services to the Company for Wynn Las Vegas and with respect to the Encore at Wynn Las Vegas project. The services provided by Wynn Resorts include the use of certain of its executive officers, including Mr. Wynn and Marc D. Schorr. The Company agreed to pay Wynn Resorts as compensation for the services rendered under the management agreement, a yearly management fee equal to one and one-half percent (1.5%) of the Company’s net revenues (as determined in accordance with generally accepted accounting principles as applicable to companies in the gaming business), payable semi-annually in arrears. Accrual of such fee commenced upon the opening of Wynn Las Vegas on April 28, 2005, however such management fees will not be paid until the Company meets certain leverage ratios specified in its debt agreements.

Corporate Service Allocations.    Wynn Resorts provides legal, accounting, human resource, information services, real estate, and other corporate support services to the Company. Wynn Resorts allocates such corporate support on a basis that the Company and Wynn Resorts consider to be reasonable estimates of the utilization of service provided or the benefit received by us. The allocation methods include specific identification, relative cost, square footage and headcount. Wynn Resorts also maintains corporate offices at Wynn Las Vegas without charge. The Company settles these corporate allocation charges with Wynn Resorts on a periodic basis.

Wynn Design & Development.    Wynn Design & Development, LLC (“WDD”), an affiliate of the Company and a wholly owned indirect subsidiary of Wynn Resorts, was responsible for the design and architecture of Wynn Las Vegas (except for the Wynn Theater) and for managing its construction costs and risks. Nevada law requires that a firm licensed as a professional architectural organization certify architectural plans. These architectural services for the Wynn Las Vegas project were provided by the firm of Butler/Ashworth Architects, Ltd., LLC. In return for these services, the Butler/Ashworth firm was paid one dollar ($1) and reimbursed for certain expenses it incurred in providing the architectural services. The principals of the Butler/Ashworth firm are DeRuyter O. Butler and Glen Ashworth, both of whom are employees of WDD. Mr. Butler is Executive Vice President of WDD. WDD is the only client of the Butler/Ashworth firm and pays the salaries and benefits of Messrs. Butler and Ashworth. Neither the Company nor Wynn Resorts has any ownership interest in Butler/Ashworth.

Surname and Rights of Publicity Agreements.    On August 6, 2004, Holdings entered into agreements with Mr. Wynn that confirm and clarify its rights to use the “Wynn” name and Mr. Wynn’s persona in connection with the Company’s casino resorts. Under a Surname Rights Agreement, Mr. Wynn has granted Holdings an exclusive, fully paid-up, perpetual, worldwide license to use, and to own and register trademarks and service marks incorporating, the “Wynn” name for casino resorts and related businesses, together with the right to sublicense the name and marks to its affiliates. Under a Rights of Publicity License, Mr. Wynn has granted Holdings the exclusive, royalty-free, worldwide right to use his full name, persona and related rights of publicity for casino resorts and related businesses, together with the ability to sublicense the persona and publicity rights to its affiliates, until October 24, 2017. Holdings has entered into sublicense agreements with the Company relating to the Company’s use of Mr. Wynn’s name and persona, as well as other intellectual property.

Art Gallery.    On April 28, 2005, the Company opened a gallery displaying The Wynn Collection inside Wynn Las Vegas. From April 28, 2005 through June 29, 2005, Mr. and Mrs. Wynn leased The Wynn Collection to the Company for an annual fee of one dollar ($1). The Company retained all revenues from the public display of The Wynn Collection and the related merchandising revenues and were responsible for all the expenses incurred in exhibiting and safeguarding the collection. On June 30, 2005, the terms of the Art Rental and Licensing Agreement (the “Art Agreement”) were amended. Under the terms of the new Art Agreement Mr. and Mrs. Wynn leased The Wynn Collection to Wynn Gallery, LLC, a subsidiary of Wynn Resorts and affiliate of the Company, through June 30, 2015, for an annual fee of one dollar ($1). Wynn Gallery, LLC is entitled to retain all revenues from the public display of The Wynn Collection and the related merchandising revenues, and is responsible for all expenses incurred in exhibiting and safeguarding The Wynn Collection, including the cost of insurance (including terrorism insurance) and taxes relating to the rental of The Wynn Collection. After specified notice periods, Wynn Gallery, LLC or Mr. and Mrs. Wynn may terminate the lease. Subject to certain notice restrictions, Mr. and Mrs. Wynn have the right to remove or replace any or all of the works of art displayed in the art gallery.

Furthermore, under an Art Gallery Lease, Wynn Gallery, LLC leased from the Company the space in the Wynn Las Vegas casino resort in which The Wynn Collection was displayed. The maximum term of the lease was ten years, and monthly rent was $11,342 (the “Base Rent”) plus 50% of the net profits of the art gallery to the extent such amount exceeds the Base Rent. In addition, under the Art Gallery Lease, we provided certain services to Wynn Gallery, LLC in connection with the operation of the art gallery, including utilities, cleaning, pest control, personnel services and insurance coverage. In consideration for these services, Wynn Gallery, LLC paid the Company for our out-of-pocket expenses incurred in providing such services plus a fee equal to 5% of such expenses.

On February 19, 2006, the art gallery at Wynn Las Vegas closed.

Item 14. Principal Accounting Fees and Services

The Audit Committee has selected Deloitte & Touche LLP, a firm of independent public accountants, as our independent public accountants to examine and report on our consolidated financial statements.

The following table shows the fees paid or accrued by us for audit and other services provided by Deloitte & Touche LLP during each of the fiscal years ended December 31, 2005 and 2004:

	Aggregate Fees
Category	2005	2004
Audit fees	$240,800	$101,702
Audit-related fees	$—	$—
Tax fees	$12,375	$67,400
All other fees	$—	$—

“Audit fees” includes the aggregate fees billed by Deloitte & Touche LLP for professional services rendered for the audit of our consolidated financial statements for the year ended December 31. “Audit fees” also includes amounts billed for services provided in connection with the preparation of an offering memorandum in 2004 and a registration statement in 2005 relating to the sale and registration of $1.3 billion of 6-5/8% First Mortgage Notes due 2014. “Tax fees” include fees for tax compliance, tax advice and tax planning.

All of Deloitte & Touche LLP’s fees were pre-approved by the Audit Committee in 2005 and 2004. The Audit Committee pre-approves services either by: (1) approving a request from management to engage Deloitte & Touche LLP for a specific project at a specific fee or rate or (2) by pre-approving certain types of services that would comprise the fees within each of the above categories at Deloitte & Touche LLP ‘s usual and customary rates.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) 1.	Financial Statements—See the Index to Consolidated Financial Statements on Page F-1

2.	Financial Statement Schedules filed in Part IV of this report are listed below;

•	Schedule II—Valuation and Qualifying Accounts; year ended December 31, 2005

We have omitted all other financial statement schedules because they are not required or are not applicable, or the required information is shown in the financial statements or notes to the financial statements.

3.	Exhibits

EXHIBIT INDEX

Exhibit No.	Description

3.1	Second Amended and Restated Articles of Organization of Wynn Las Vegas, LLC. (1)

3.2	Second Amended and Restated Operating Agreement of Wynn Las Vegas, LLC. (1)

3.3	First Amended and Restated Articles of Incorporation of Wynn Las Vegas Capital Corp. (1)

3.4	Certificate of Amendment of the Articles of Incorporation of Wynn Las Vegas Capital Corp. (1)

3.5	First Amended and Restated Bylaws of Wynn Las Vegas Capital Corp. (1)

3.6	First Amendment to the First Amended and Restated Bylaws of Wynn Las Vegas Capital Corp. (1)

3.7	Second Amendment to the First Amended and Restated Bylaws of Wynn Las Vegas Capital Corp. (1)

3.8	Amended and Restated Articles of Organization of Wynn Golf, LLC. (1)

3.9	First Amended and Restated Operating Agreement of Wynn Golf, LLC. (1)

3.10	Second Amended and Restated Articles of Organization of Las Vegas Jet, LLC. (1)

3.11	Second Amended and Restated Operating Agreement of Las Vegas Jet, LLC. (1)

3.12	Articles of Organization of Wynn Sunrise, LLC. (1)

3.13	First Amended and Restated Operating Agreement of Wynn Sunrise, LLC. (1)

3.14	Second Amended and Restated Articles of Organization of World Travel, LLC. (1)

3.15	Second Amended and Restated Operating Agreement of World Travel, LLC. (1)

3.16	First Amended and Restated Articles of Organization of Wynn Show Performers, LLC. (1)

3.17	First Amended and Restated Operating Agreement of Wynn Show Performers, LLC. (1)

4.1	Indenture, dated as of October 30, 2002, governing the 12% Second Mortgage Notes due 2010 by and among Wynn Las Vegas, LLC; Wynn Las Vegas Capital Corp.; Desert Inn Water Company, LLC; Wynn Design & Development, LLC; Wynn Resorts Holdings, LLC; Las Vegas Jet, LLC; World Travel, LLC; Palo, LLC; Valvino Lamore, LLC; the Wynn Resorts, Limited Registrant and Wells Fargo Bank, National Association, Inc., as trustee. (2)

4.2	Indenture, dated as of July 7, 2003, governing the 6% Convertible Subordinated Debentures due 2015 by and among Wynn Resorts, Limited, as obligor, Wynn Resorts Funding, LLC, as guarantor and U.S. National Bank Association, as Trustee (including the Form of 6% Convertible Subordinated Debenture due 2015 and Form of Notation of Guarantee).(19)

Exhibit No.	Description

4.3	Indenture, dated as of December 14, 2004, among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., the Guarantors set forth therein and U.S. Bank National Association, as trustee. (3)

4.4	Supplemental Indenture, dated as of December 14, 2004, among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., the Guarantors set forth therein and Wells Fargo Bank, National Association, as trustee. (3)

4.5	First Supplemental Indenture, dated as of June 29, 2005, among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., the Guarantors set forth therein and U.S. Bank National Association, as trustee. (14)

4.6	Form of Second Mortgage Note (included in Exhibit 4.1) (2)

4.7	Form of Notation of Guarantee (included in Exhibit 4.1) (2)

4.8	Registration Rights Agreement, dated as of December 14, 2004, by and among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., the Guarantor signatories thereto and Deutsche Bank Securities Inc., Banc of America Securities LLC, Bear, Stearns & Co. Inc., J.P. Morgan Securities Inc. and SG Americas Securities, LLC. (4)

10.1	First Amendment to Credit Agreement, dated April 26, 2005, among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., Wynn Golf, LLC, Wynn Show Performers, LLC, Wynn Sunrise, LLC, World Travel, LLC and Deutsche Bank Trust Company Americas, as administrative agent. (15)

10.2	Second Amendment to Credit Agreement, dated as of June 29, 2005, among Wynn Las Vegas, LLC, the Wynn Amendment Parties (as defined therein) and Deutsche Bank Trust Company Americas, as administrative agent on behalf of the Lenders (as defined therein). (14)

10.3	Third Amendment to Credit Agreement, dated as of March 15, 2006, among Wynn Las Vegas, LLC, the Wynn Amendment Parties (as defined therein) and Deutsche Bank Trust Company Americas, as administrative agent on behalf of the Lenders (as defined therein). (20)

10.4	First Amendment to Master Disbursement Agreement, dated April 26, 2005, among Wynn Las Vegas, LLC, Deutsche Bank Trust Company Americas, as bank agent and Deutsche Bank Trust Company Americas, as disbursement agent. (15)

10.5	Second Amendment to Master Disbursement Agreement, dated as of June 29, 2005, between Wynn Las Vegas, LLC and Deutsche Bank Trust Company Americas. (14)

10.6	Third Amendment to Master Disbursement Agreement, dated as of March 13, 2006, between Wynn Las Vegas, LLC and Deutsche Bank Trust Company Americas. (20)

10.7	Promissory Note and Agreement, dated May 24, 2005, by Wells Fargo Northwest, National Association, not in its individual capacity but solely as owner trustee, and World Travel, LLC; and accepted and agreed to by Bank of America, N.A., as lender and Wells Fargo Bank, National Association, not in its individual capacity but solely as collateral agent. (16)

10.8	Promissory Note and Agreement, dated May 24, 2005, by Wells Fargo Northwest, National Association, not in its individual capacity but solely as owner trustee, and World Travel, LLC; and accepted and agreed to by The CIT Group / Equipment Financing, Inc., as lender and Wells Fargo Bank, National Association, not in its individual capacity but solely as collateral agent. (16)

10.9	Aircraft Security Agreement, dated May 24, 2005, between Wells Fargo Northwest, National Association, not in its individual capacity but solely as owner trustee, World Travel, LLC and Wells Fargo Bank, National Association, not in its individual capacity but solely as collateral agent. (16)

Exhibit No.	Description

10.10	Guaranty, dated May 24, 2005, by Wynn Las Vegas, LLC in favor of The CIT Group / Equipment Financing, Inc., Bank of America, N.A. and Wells Fargo Bank, National Association, not in its individual capacity but solely as collateral agent. (16)

10.11	Agreement of Termination, dated June 30, 2005, by and between Stephen A. Wynn and Wynn Las Vegas, LLC. (17)

10.12	Fourth Amended and Restated Art Rental and Licensing Agreement, dated as of June 30, 2005, between Stephen A. Wynn, as lessor, Wynn Gallery, LLC, as lessee. (17)

10.13	Art Gallery Lease, dated June 30, 2005, between Wynn Las Vegas, LLC, as landlord and Wynn Gallery, LLC, as tenant. (17)

10.14	Agreement for Guaranteed Maximum Price Construction Services between Wynn Las Vegas, LLC and Marnell Corrao Associates, Inc. for Le Rêve. (5)

10.15	Change Order No. 1 to Agreement for Guaranteed Maximum Price Construction Services dated as of August 12, 2002, by and between Marnell Corrao Associates, Inc. as Contractor and Wynn Las Vegas, LLC. (6)

10.16	Change Order No. 2 to Agreement for Guarantee Maximum Price Construction Services, dated as of August 31, 2003, by and between Marnell Corrao Associates, Inc. as Contractor and Wynn Las Vegas, LLC. (7)

10.17	Change Order No. 3 to Agreement for Guarantee Maximum Price Construction Services, dated as of March 31, 2004, by and between Marnell Corrao Associates, Inc. as Contractor and Wynn Las Vegas. (8)

10.18	Change Order No. 4 to Agreement for Guarantee Maximum Price Construction Services, dated as of June 30, 2004, by and between Marnell Corrao Associates, Inc. as Contractor and Wynn Las Vegas. (9)

10.19	Change Order No. 5 to Agreement for Guarantee Maximum Price Construction Services, dated as of August 30, 2004, by and between Marnell Corrao Associates, Inc. and Wynn Las Vegas, LLC. (10)

10.20	Change Order No. 6 to Agreement for Guarantee Maximum Price Construction Services, dated as of November 30, 2004, by and between Marnell Corrao Associates, Inc. and Wynn Las Vegas, LLC. (4)
10.21	Change Order No. 7 to Agreement for Guarantee Maximum Price Construction Services, dated as of December 30, 2004, by and between Marnell Corrao Associates, Inc. and Wynn Las Vegas, LLC. (4)

10.22	Change Order No. 8 to Agreement for Guarantee Maximum Price Construction Services, dated as of May 31, 2005, by and between Marnell Corrao Associates, Inc. and Wynn Las Vegas, LLC. (20)

10.23	Change Order No. 9 to Agreement for Guarantee Maximum Price Construction Services, dated as of July 20, 2005, by and between Marnell Corrao Associates, Inc. and Wynn Las Vegas, LLC. (20)

10.24	Change Order No. 10 to Agreement for Guarantee Maximum Price Construction Services, dated as of July 20, 2005, by and between Marnell Corrao Associates, Inc. and Wynn Las Vegas, LLC. (20)

10.25	Amended and Restated Continuing Guaranty, dated October 22, 2002, by Austi, Inc. in favor of Wynn Las Vegas, LLC. (2)

Exhibit No.	Description

10.26	Design/Build Agreement, dated June 6, 2002, by and between Wynn Las Vegas, LLC and Bomel Construction Company, Inc. (5)

10.27	Lump Sum Agreement, by and between Wynn Las Vegas, LLC and Wadsworth Golf Construction Company, effective as of February 18, 2003. (11)

10.28	Completion Guaranty, dated December 14, 2004, by Wynn Completion Guarantor, LLC in favor of Deutsche Bank Trust Company Americas, as the Bank Agent, and U.S. Bank National Association, as Indenture Trustee. (4)

10.29	Purchase Agreement, dated October 25, 2002, by and among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp. and Stephen A. Wynn. (2)

10.30	Purchase Agreement, dated October 25, 2002, by and among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp. and Aruze USA, Inc. (2)

10.31	License Agreement, dated October 31, 2002, by and between Wynn Las Vegas, LLC and Calitri Services and Licensing Limited Liability Company. (12)

10.32	Production Services Agreement, dated October 31, 2002, by and between Wynn Las Vegas, LLC and Productions Du Dragon, S.A. (12)

10.33	Acknowledgement and Agreement, dated as of September 1, 2004, among Wynn Las Vegas, LLC, Wells Fargo Bank, National Association and the lenders named therein. (13)

10.34	Third Amended and Restated Art Rental and Licensing Agreement, dated as of August 6, 2004, by and between Stephen A. Wynn and Wynn Las Vegas, LLC. (10)

10.35	Credit Agreement, dated as of December 14, 2004, among Wynn Las Vegas, LLC, Deutsche Bank Securities Inc., Deutsche Bank Trust Company Americas, Banc of America Securities LLC, Bank of America, N.A., Bear Stearns Corporate Lending Inc., Bear, Stearns & Co. Inc., JPMorgan Chase Bank, N.A., J.P. Morgan Securities Inc., Societe Generale and SG Americas Securities, LLC. (3)

10.36	Deed of Trust, Assignment of Rents and Leases, Security Agreement and Fixture Filing, dated as of December 14, 2004, made by Wynn Las Vegas, LLC, as trustor, to Nevada Title Company, as trustee, for the benefit of Deutsche Bank Trust Company Americas, as collateral agent. (4)

10.37	Deed of Trust, Assignment of Rents and Leases, Security Agreement and Fixture Filing, dated as of December 14, 2004, made by Wynn Sunrise, LLC, as trustor, to Nevada Title Company, as trustee, for the benefit of Deutsche Bank Trust Company Americas, as collateral agent. (4)

10.38	Deed of Trust, Assignment of Rents and Leases, Security Agreement and Fixture Filing, dated as of December 14, 2004, made by Wynn Golf, LLC, as trustor, to Nevada Title Company, as trustee, for the benefit of Deutsche Bank Trust Company Americas, as collateral agent. (4)

10.39	Guarantee and Collateral Agreement, dated as of December 14, 2004, made by Wynn Resorts Holdings, LLC, Wynn Las Vegas, LLC, Wynn Show Performers, LLC, Wynn Las Vegas Capital Corp., Wynn Golf, LLC, World Travel, LLC, Las Vegas Jet, LLC, Wynn Sunrise, LLC and the other Grantors from time to time party thereto in favor of Deutsche Bank Trust Company Americas, as administrative agent. (4)

10.40	Master Disbursement Agreement, dated as of December 14, 2004, among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., Deutsche Bank Trust Company Americas and U.S. Bank National Association. (3)

10.41	Intercreditor Agreement, dated as of December 14, 2004, among Deutsche Bank Trust Company Americas, as bank agent, Deutsche Bank Trust Company Americas, as collateral agent, and U.S. Bank National Association, as trustee. (3)

Exhibit No.	Description

10.42	Pledge and Security Agreement, dated as of December 14, 2004, made by Wynn Resorts Holdings, LLC, Wynn Las Vegas, LLC, Wynn Show Performers, LLC, Wynn Las Vegas Capital Corp., Wynn Golf, LLC, World Travel, LLC, Las Vegas Jet, LLC, Wynn Sunrise, LLC and the other Grantors from time to time party thereto in favor of Deutsche Bank Trust Company Americas, as administrative agent. (4)

10.43	Management Fees Subordination Agreement, dated as of December 14, 2004, by Wynn Resorts, Limited, Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., and those subsidiaries of Wynn Las Vegas, LLC listed on Exhibit A hereto in favor of Deutsche Bank Trust Company Americas, as administrative agent, and U.S. Bank National Association, as trustee. (4)

10.44	Management Agreement, made as of December 14, 2004, by and among Wynn Las Vegas, LLC, Wynn Show Performers, LLC, Wynn Las Vegas Capital Corp., Wynn Golf, LLC, World Travel, LLC, Las Vegas Jet, LLC, Wynn Sunrise, LLC, and Wynn Resorts, Limited. (4)

10.45	Irrevocable Trust Agreement, dated as of December 14, 2004, by and among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., and Wells Fargo Bank, National Association, as Trustee. (4)

10.46	Amended and Restated Project Administration Services Agreement, dated December 14, 2004, between Wynn Las Vegas, LLC and Wynn Design & Development, LLC. (4)

10.47	Intellectual Property License Agreement, dated as of December 14, 2004, by and among Wynn Resorts Holdings, Wynn Resorts, Limited and Wynn Las Vegas, LLC. (4)

10.48	Employment Agreement, dated as of August 31, 2005, between Wynn Las Vegas, LLC and Andrew Pascal. (18)

10.49	Employment Agreement, dated as of September 16, 2003 by and between Wynn Las Vegas, LLC and David Sisk. (1)

10.50	First Amendment to Employment Agreement, dated October 20, 2003, by and between Wynn Las Vegas, LLC and David Sisk. (1)

10.51	Employment Agreement, dated as of December 11, 2002 by and between Wynn Las Vegas, LLC and Arthur Nathan. (1)

10.52	First Amendment to Employment Agreement, dated August 28, 2003, by and between Wynn Las Vegas, LLC and Arthur Nathan. (1)
10.53	Employment Agreement, dated as of December 16, 2002 by and between Wynn Las Vegas, LLC and James E. Pettis. (1)

10.54	First Amendment to Employment Agreement, dated June 7, 2004, by and between Wynn Las Vegas, LLC and James E. Pettis. (1)

21.1	Subsidiaries of the Registrant. (21)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (21)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (21)

32	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (21)

(1)	Previously filed with the Registration Statement on Form S-4 (File No. 333-124052) filed by the registrant on April 13, 2005.
(2)	Incorporated by reference from the Current Report on Form 8-K filed by Wynn Resorts on November 18, 2002.

(3)	Incorporated by reference from the Current Report on Form 8-K filed by Wynn Resorts on December 17, 2004.
(4)	Incorporated by reference from the Annual Report on Form 10-K filed by Wynn Resorts on March 15, 2005.
(5)	Incorporated by reference from the Form S-1 filed by Wynn Resorts on June 17, 2002.
(6)	Incorporated by reference from Amendment No. 1 to the Form S-1 filed by Wynn Resorts on August 20, 2002 (File No. 333-90600).
(7)	Incorporated by reference from the Quarterly Report on Form 10-Q filed by Wynn Resorts on November 13, 2003.
(8)	Incorporated by reference from the Quarterly Report on Form 10-Q filed by Wynn Resorts on May 5, 2004.
(9)	Incorporated by reference from the Quarterly Report on Form 10-Q filed by Wynn Resorts on August 3, 2004.
(10)	Incorporated by reference from the Quarterly Report on Form 10-Q filed by Wynn Resorts on November 4, 2004.
(11)	Incorporated by reference from the Quarterly Report on Form 10-Q filed by Wynn Resorts on May 15, 2003.
(12)	Incorporated by reference from the Annual Report on Form 10-K filed by Wynn Resorts on March 28, 2003.
(13)	Incorporated by reference from the Current Report on Form 8-K filed by Wynn Resorts on September 8, 2004.
(14)	Previously filed with the Current Report on Form 8-K filed by the Registrant on June 29, 2005 and incorporated herein by reference.
(15)	Previously filed with the Current Report on Form 8-K filed by Wynn Resorts, Limited on April 27, 2005 and incorporated herein by reference
(16)	Previously filed with the Current Report on Form 8-K filed by the Registrant on May 25, 2005 and incorporated herein by reference.
(17)	Previously filed with the Periodic Report on form 10-Q filed by Wynn Resorts, Limited on August 2, 2005 and incorporated herein by reference.
(18)	Previously filed with the Current Report on Form 8-K filed by the Registrant on September 1, 2005 and incorporated herein by reference.
(19)	Incorporated by reference from the Quarterly Report on Form 10-Q filed by the Wynn Resorts on August 14, 2003.
(20)	Incorporated by reference from the Annual Report on Form 10-K filed by the Wynn Resorts on March 16, 2006.
(21)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WYNN LAS VEGAS, LLC

By:	WYNN RESORTS HOLDINGS, LLC its sole member

By:	WYNN RESORTS, LIMITED its sole member

Dated: March 31, 2006	By	/s/ JOHN STRZEMP
John Strzemp Executive Vice President and Chief Financial Officer of Wynn Resorts, Limited

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ STEPHEN A. WYNN Stephen A. Wynn	Chairman of the Board of Wynn Resorts, Limited	March 31, 2006

/s/ KAZUO OKADA Kazuo Okada	Vice Chairman of the Board of Wynn Resorts, Limited	March 31, 2006

/s/ RONALD J. KRAMER Ronald J. Kramer	Director of Wynn Resorts, Limited	March 31, 2006

/s/ ROBERT J. MILLER Robert J. Miller	Director of Wynn Resorts, Limited	March 31, 2006

/s/ JOHN A. MORAN John A. Moran	Director of Wynn Resorts, Limited	March 31, 2006

/s/ ALVIN V. SHOEMAKER Alvin V. Shoemaker	Director of Wynn Resorts, Limited	March 31, 2006

/s/ D. BOONE WAYSON D. Boone Wayson	Director of Wynn Resorts, Limited	March 31, 2006

/s/ ELAINE P. WYNN Elaine P. Wynn	Director of Wynn Resorts, Limited	March 31, 2006

Signature	Title	Date

/s/ STANLEY R. ZAX Stanley R. Zax	Director of Wynn Resorts, Limited	March 31, 2006

/s/ ALLAN ZEMAN Allan Zeman	Director of Wynn Resorts, Limited	March 31, 2006

/s/ ANDREW PASCAL Andrew Pascal	President and Chief Operating Officer of Wynn Las Vegas, LLC (Principal Executive Officer)	March 31, 2006

/s/ DAVID R. SISK David R. Sisk	Senior Vice President and Chief Financial Officer of Wynn Las Vegas, LLC (Principal Financial and Accounting Officer)	March 31, 2006

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Member of

Wynn Las Vegas, LLC

Las Vegas, Nevada

We have audited the accompanying consolidated balance sheets of Wynn Las Vegas, LLC and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, member’s equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule of Valuation and Qualifying Accounts included in Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Wynn Las Vegas, LLC and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 14, the accompanying 2004 and 2003 consolidated financial statements have been restated.

/s/    Deloitte & Touche LLP

Las Vegas, Nevada

March 15, 2006

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONSOLIDATED BALANCE SHEETS

(amounts in thousands)

	December 31,
	2005	2004
		(as Restated— see Note 14)
ASSETS
Current assets:
Cash and cash equivalents	$87,777	$25,691
Restricted cash and investments	44,498	115,301
Receivables, net	88,367	217
Inventories	39,884	758
Prepaid expenses	18,381	3,195

Total current assets	278,907	145,162
Restricted cash and investments	350,259	663,289
Note Receivable from Wynn Resorts, Limited	82,267	—
Property and equipment, net	2,324,794	1,855,083
Intangible assets, net	21,163	12,400
Deferred financing costs	60,530	62,370
Deposits and other assets	73,559	49,998
Investment in unconsolidated affiliates	4,349	—

Total assets	$3,195,828	$2,788,302

LIABILITIES AND MEMBER’S EQUITY
Current liabilities:
Current portion of long-term debt	$14,728	$—
Accounts and construction payable	27,661	15,888
Accrued interest	8,033	4,952
Accrued compensation and benefits	24,291	3,128
Other accrued expenses	25,536	7,593
Customer deposits and other related liabilities	66,120	1,006
Due to affiliates	55,363	122,274

Total current liabilities	221,732	154,841
Long-term debt	1,748,510	1,336,175
Other long-term liabilities	—	860
Due to affiliates	757	19,558

Total liabilities	1,970,999	1,511,434

Commitments and contingencies (Note 12)
Member’s equity:
Contributed capital	1,445,785	1,452,550
Accumulated deficit	(220,956)	(175,682)

Total member’s equity	1,224,829	1,276,868

Total liabilities and member’s equity	$3,195,828	$2,788,302

The accompanying notes are an integral part of these consolidated financial statements.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands)

	Year Ended December 31, 2005	Year Ended December 31, 2004	Year Ended December 31, 2003
		(as Restated— see Note 14)	(as Restated— see Note 14)
Operating revenues:
Casino	$353,663	$—	$—
Rooms	170,315	—	—
Food and beverage	173,700	—	—
Entertainment, retail and other	125,537	—	—

Gross revenues	823,215	—	—
Less promotional allowances	(100,923)

Net revenues	722,292	—	—

Expenses:
Casino	155,075	—	—
Rooms	44,171	—	—
Food and beverage	118,670	—	—
Entertainment, retail and other	79,631	—	—
General and administrative	109,225	—	—
Provision for doubtful accounts	16,304	—	—
Management fees	10,836	—	—
Pre-opening costs	67,454	41,073	16,437
Depreciation and amortization	94,297	3,793	2,119
Property charges and other	14,183	1,565	425

Total operating costs and expenses	709,846	46,431	18,981
Equity in income from unconsolidated affiliates	610	—	—

Operating income (loss)	13,056	(46,431)	(18,981)

Other income (expense):
Interest and other income	28,416	4,280	16,849
Interest expense, net of capitalized interest	(86,746)	—	(5,048)
Loss from extinguishment of debt	—	(118,351)	—

Other income (expense), net	(58,330)	(114,071)	11,801

Net loss	$(45,274)	$(160,502)	$(7,180)

The accompanying notes are an integral part of these consolidated financial statements.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONSOLIDATED STATEMENTS OF MEMBER’S EQUITY

(amounts in thousands)

Balance at January 1, 2003	$229,075
Net loss (as restated, see Note 14)	(7,180)

Balance at December 31, 2003	221,895

Contributions	1,215,475
Net loss (as restated, see Note 14)	(160,502)

Balance at December 31, 2004 (as restated, see Note 14)	1,276,868

Vested stock grant issued to consultant	508
Preopening settlement of amounts due from affiliates	(7,273)
Net loss	(45,274)

Balance at December 31, 2005	$1,224,829

The accompanying notes are an integral part of these consolidated financial statements.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Year Ended December 31, 2005	Year Ended December 31, 2004	Year Ended December 31, 2003
		(as Restated- see Note 14)	(as Restated- see Note 14)
Cash flows from operating activities:
Net loss	$(45,274)	$(160,502)	$(7,180)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	94,297	3,793	2,119
Amortization and writeoff of deferred financing costs and original issue discount	9,823	50,709	12,507
Provision for doubtful accounts	16,304	—	—
Property charges and other	14,183	550	—
Equity in income of unconsolidated affiliates	(610)	—	—
Increase in the fair value of interest rate swaps	(9,940)	(1,415)	(8,793)
Increase (decrease) in cash from changes in:
Receivables	(106,721)	(206)	16
Inventories and prepaid expenses	(55,172)	(2,527)	(172)
Accounts payable and accrued expenses	130,582	21,480	(595)

Net cash provided by (used in) operating activities	47,472	(88,118)	(2,098)

Cash flows from investing activities:
Capital expenditures, net of construction payables	(657,443)	(954,571)	(409,014)
Restricted cash and investments	383,833	(422,449)	436,588
Issuance of note receivable from Wynn Resorts, Limited	(80,000)	—	—
Investment in unconsolidated affiliates	(3,739)	—	—
Intangibles and other assets	(36,725)	(34,834)	(4,339)
Due to/from related parties, net	(10,415)	185,313	(10,402)
Proceeds from sale of assets	23	33,268	—

Net cash provided by (used in) investing activities	(404,466)	(1,193,273)	12,833

Cash flows from financing activities:
Equity contributions	—	400,000	—
Principal payments on long-term debt	(121,214)	(888,753)	—
Proceeds from issuance of long-term debt	548,186	1,817,459	—
Payments of financing costs	(7,892)	(39,858)	—

Net cash provided by financing activities	419,080	1,288,848	—

Cash and cash equivalents:
Increase in cash and cash equivalents	62,086	7,457	10,735
Balance, beginning of period	25,691	18,234	7,499

Balance, end of period	$87,777	$25,691	$18,234

Supplemental cash flow disclosures:
Cash paid for interest, net of amounts capitalized	$83,665	$—	$—
Asset contributions and transfers	$3,750	$152,374	$256
Capitalized amortization of deferred compensation	$1,837	$2,154	$—
Contributions / settlement of due (to) from affiliates	$(7,273)	$815,475	$—

The accompanying notes are an integral part of these consolidated financial statements.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization

Wynn Las Vegas, LLC was formed on April 17, 2001 as a Nevada limited liability company. Originally named Hotel A, LLC; its name was changed to Wynn Las Vegas, LLC on May 15, 2002. Unless the context otherwise requires, all references herein to the “Company” refer to Wynn Las Vegas, LLC, a Nevada corporation and its consolidated subsidiaries, including for periods when the Company was named Hotel A, LLC. The sole member of the Company is Wynn Resorts Holdings, LLC (“Holdings”). The sole member of Holdings is Wynn Resorts, Limited (“Wynn Resorts”). The Company was organized primarily to construct and operate “Wynn Las Vegas,” a destination resort and casino on the site of the former Desert Inn Resort and Casino (the “Desert Inn”) on “the Strip” in Las Vegas, Nevada, which opened to the public on April 28, 2005.

Wynn Las Vegas Capital Corp. (“Wynn Capital”) is a wholly owned subsidiary of the Company incorporated on June 3, 2002, solely for the purpose of obtaining financing for Wynn Las Vegas. Wynn Capital is authorized to issue 2,000 shares of common stock, par value $0.01. At December 31, 2005, the Company owned the one share that was issued and outstanding. Wynn Capital has neither any significant net assets nor has had any operating activity. Its sole function is to serve as the co-issuer of the mortgage notes described below. Wynn Las Vegas, LLC and Wynn Capital together are hereinafter referred to as the “Issuers”.

The Company commenced operations with the opening of Wynn Las Vegas on April 28, 2005. The development of the Company’s second casino resort integrated with Wynn Las Vegas, known as “Encore at Wynn Las Vegas” or “Encore,” is ongoing. For the periods presented prior to April 28, 2005, the Company was solely a development stage company.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. The Company’s investment in the 50%-owned joint venture operating the Ferrari and Maserati automobile dealership inside Wynn Las Vegas is accounted for under the equity method. All significant intercompany accounts and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

Certain amounts in the 2004 and 2003 consolidated financial statements have been reclassified to conform to the 2005 presentation as follows:

•	The water rights and trademark listed separately in the 2004 presentation are classified together as Intangibles, net for 2005;

•	Show production rights were included in deposits and other assets in the 2004 presentation. These are recorded as Intangibles, net for 2005;

•	Certain advanced customer deposits were classified as Accrued expenses and other in the 2004 presentation. They are classified as customer deposits and other current liabilities for 2005;

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•	The gain/(loss) on sales of assets and the losses from incidental operations for 2004 and 2003 are classified as property charges and other for 2005.

These reclassifications had no effect on the previously reported net loss.

Cash and Cash Equivalents

Cash and cash equivalents are comprised of highly liquid investments with purchase maturities of three months or less. Cash equivalents are carried at cost, which approximates fair value.

Restricted Cash and Investments

Restricted cash and investments consist of certificates of deposits to collateralize certain construction insurance claims, cash deposits for certain sales taxes, and certain of the proceeds of the Company’s financing activities invested in approved money market funds or government-backed treasury notes and interest-only strips. Portions of these funds are restricted by the agreements governing the Company’s debt instruments for the payment of certain construction and development costs relating to Wynn Las Vegas and Encore. Amounts classified as current are equal to current construction payables and other accruals also classified as current.

The Company classifies its marketable debt securities in one of three categories: held-to-maturity, trading or available-for-sale, in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” In accordance with SFAS No. 115, held-to-maturity securities are those securities for which a company has the ability and intent to hold until maturity. Trading securities are those bought and held principally for the purpose of selling them in the near term. All other securities are classified as available-for-sale. The Company’s marketable debt securities are classified as held-to-maturity. Accordingly, these securities are recorded at cost, adjusted for the amortization of premiums or accretion of discounts. The carrying value of these marketable securities approximates fair value due to their relatively short-term maturities and market rates of interest.

Accounts Receivable and Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of casino accounts receivable. The Company issues credit in the form of “markers” to approved casino customers following investigations of creditworthiness. At December 31, 2005, approximately 70% of the Company’s receivables were due from customers residing in foreign countries. Business or economic conditions or other significant events in these countries could affect the collectibility of such receivables.

Accounts receivable, including casino and hotel receivables, are typically non-interest bearing and are initially recorded at cost. Accounts are written off when management deems them to be uncollectible. Recoveries of accounts previously written off are recorded when received. An estimated allowance for doubtful accounts is maintained to reduce the Company’s receivables to their carrying amount, which approximates fair value. The allowance is estimated based on specific review of customer accounts as well as management’s experience with collection trends in the casino industry and current economic and business conditions.

Inventories

Retail, food and beverage inventories are stated at the lower of cost or market value. Cost is determined by the first-in, first-out and specific identification methods.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Property and Equipment

Purchases of property and equipment are stated at cost. Depreciation is provided over the estimated useful lives of the assets using the straight-line method as follows:

Buildings and improvements	10 to 45 years
Land improvements	10 to 45 years
Airplane	20 years
Furniture, fixtures and equipment	5 to 20 years

Costs related to improvements are capitalized, while costs of building repairs and maintenance are charged to expense as incurred. The cost and accumulated depreciation of property and equipment retired or otherwise disposed of are eliminated from the respective accounts and any resulting gain or loss is included in operating income or loss. The design, development and construction costs for Encore are capitalized and depreciation has not yet commenced.

Capitalized Interest

The interest cost associated with major development and construction projects is capitalized. Interest capitalization ceases once a project is substantially complete or no longer undergoing construction activities to prepare it for its intended use. When no debt is specifically identified as being incurred in connection with a construction project, the Company capitalizes interest on amounts expended on the project at the Company’s weighted average cost of borrowed money. Interest of $36.8 million, $115.0 million, $87.3 million was capitalized for the years ended December 31, 2005, 2004 and 2003, respectively.

Intangibles

The Company’s indefinite-lived intangible assets consist primarily of water rights acquired as part of the overall purchase price of the Desert Inn, and trademarks. Indefinite-lived intangible assets are not amortized, but are annually reviewed for impairment. The Company’s finite-lived intangible assets consist of show production rights. Finite-lived intangible assets are amortized over the shorter of their contractual terms or estimated useful lives.

Deferred Financing Costs

Direct and incremental costs incurred in obtaining loans or in connection with the issuance of long-term debt are capitalized and amortized to interest over the terms of the related debt agreements. Approximately $9.7 million, $8.9 million, and $9.2 million was amortized to interest during the years ended December 31, 2005, 2004 and 2003, respectively. For deferred financing costs recognized at December 31, 2005, the Company expects approximately $8.7 million will be amortized to interest for 2006; that approximately $8.3 million will be amortized to each of the fiscal years 2007 through 2010; approximately $7.9 million is expected to be amortized in 2011; $3.7 million amortized for the years 2012 and 2013; and approximately $3.3 million is expected to be amortized in 2014. Accumulated amortization amounted to $10.2 million and $19.8 million as of December 31, 2005 and 2004, respectively.

Long-Lived Assets

Long-lived assets, which are not to be disposed of, including intangibles and property and equipment, are periodically reviewed by management for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. For assets to be held and used, the Company reviews fixed assets for impairment whenever indicators of impairment exist. If an indicator of impairment exists, the Company compares the estimated future cash flows of the asset, on an undiscounted basis, to the carrying value

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of the asset. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, then an impairment is measured based on fair value compared to carrying value, with fair value typically based on a discounted cash flow model. If an asset is still under development, future cash flows include remaining construction costs.

Derivative Financial Instruments

The Company seeks to manage its market risk, including interest rate risk associated with variable rate borrowings, through balancing fixed-rate and variable-rate borrowings and the use of derivative financial instruments. The Company accounts for derivative financial instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), as amended. Derivative financial instruments are recognized as assets or liabilities, with changes in fair value affecting net income (loss) or comprehensive income (loss) as applicable. The Company has not applied hedge accounting for derivative instruments outstanding during the three years ended December 31, 2005. Consequently, in accordance with SFAS No. 133, during the years ended December 31, 2005, 2004 and 2003, the Company recorded approximately $9.9 million, $1.4 million and $8.8 million, respectively, as interest and other income as a result of increases in the fair values of its interest rate swaps during those periods.

Revenue Recognition and Promotional Allowances

The Company recognizes revenues at the time persuasive evidence of an arrangement exists, the service is provided or the retail goods are sold, prices are fixed or determinable and collection is reasonably assured.

Casino revenues are measured by the aggregate net difference between gaming wins and losses, with liabilities recognized for funds deposited by customers before gaming play occurs and for chips in the customers’ possession. Hotel, food and beverage, entertainment and other operating revenues are recognized when services are performed. Advance deposits on rooms and advance ticket sales are recorded as customer deposits until services are provided to the customer.

Revenues are recognized net of certain sales incentives in accordance with the Emerging Issues Task Force (“EITF”) consensus on Issue 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).” EITF 01-9 requires that sales incentives be recorded as a reduction of revenue; consequently, the Company’s casino revenues are reduced by discounts and points earned in customer loyalty programs, such as the player’s club loyalty program.

The retail value of accommodations, food and beverage, and other services furnished to guests without charge is included in gross revenue and then deducted as promotional allowances. The estimated cost of providing such promotional allowances for the years ended December 31, 2005, 2004 and 2003, respectively, is primarily included in casino expenses as follows (amounts in thousands):

	Year Ended December 31,
	2005	2004	2003
Rooms	$17,470	$—	$—
Food & Beverage	38,629	—	—
Entertainment, retail and other	8,936	—	—

	$65,035	$—	$—

Advertising Costs

The Company expenses advertising costs the first time the advertising runs. Advertising expenses incurred in development periods are included in preopening expenses. Since the opening of Wynn Las Vegas on April 28,

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2005, advertising costs relating to Wynn Las Vegas have been included in general and administrative expenses, while any advertising expenses relating to Encore continue to be included in pre-opening expenses. Total advertising expenses were $18.0 million, $2.7 million and $1.3 million, respectively, for the years ended December 31, 2005, 2004 and 2003.

Pre-Opening Costs

Pre-opening costs, consisting primarily of salaries and wages, legal and consulting fees, insurance, and utilities and travel directly related to the development and opening of either Wynn Las Vegas or Encore, are expensed as incurred.

Incidental Operations

In accordance with SFAS No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects,” certain marker receivable collection efforts relating to the Company’s affiliate’s purchase and brief operation of the former Desert Inn and the brief operation of an apartment complex that was converted to a surface parking lot, were accounted for as separate incidental operations. Under this method, incidental operations with a net income are excluded from the Company’s consolidated operating results and the net income from each is recorded as a reduction in the carrying value of land. Incidental operations with a net loss are included in property charges and other in the consolidated statements of operations.

Income Taxes

The Company’s operations are reported on the consolidated tax return of Wynn Resorts. As a limited liability company, the Company is classified as a partnership for federal income tax purposes. Accordingly, no provision has been made for federal income taxes as such taxes are liabilities of its member.

Wynn Resorts’ Equity Instruments Issued to Employees and Consultants of the Company

The Company applies the provisions of Emerging Issues Task Force (“EITF”) 00-23, “Options Granted to Employees of Entities under Common Control” and records the cost of equity instruments granted by Wynn Resorts to employees of the Company in the Company’s consolidated financial statements as a capital contribution. See Note 11 for further discussion on Wynn Resorts’ stock-based compensation plans.

As permitted by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123,” the Company continues to apply the provisions of Accounting Principles Board (“APB”) Opinion No. 25 and related interpretations in accounting for its employee stock-based compensation. Accordingly, compensation expense is recognized only to the extent that the market value at the date of grant exceeds the exercise price. The following table illustrates the effect on the net loss if the Company had applied the fair-value recognition provisions of SFAS No. 123 to stock-based employee compensation (amounts in thousands):

	Years Ended December 31,
	2005	2004	2003
Net loss as reported	$(45,274)	$(160,502)	$(7,180)
Add: stock-based compensation recorded	—	—	—
Less: stock-based employee compensation expenses determined under the fair-value based method for all awards	(5,138)	(1,750)	(997)

Proforma net loss	$(50,412)	$(162,252)	$(8,177)

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Equity Instruments Issued to Consultants and Vendors

The Company’s accounting policy for the equity instruments of Wynn Resorts issued to consultants and vendors in exchange for goods and services follows the provisions of Emerging Issues Task Force (“EITF”) 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” and EITF 00-18, “Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees.” The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor’s performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement.

On October 21, 2002, the Company entered into an amended production services agreement with the executive producer of the water-based live theatrical attraction named “Le Reve,” which commenced upon opening Wynn Las Vegas. As additional compensation for the production services, the Company granted 189,723 restricted shares of Wynn Resorts’ common stock to the executive producer, which are expected to vest on June 30, 2006.

On May 4, 2004, the Company granted 25,000 nonqualified stock options to a consultant to assist in the development and initial operation of the Wynn Las Vegas lake-mountain feature. These options vest 25% per year. The first 25% vested in May 2005. In accordance with the above policy, the measurement date is the date performance is complete and the mark-to-market fair value of the options is recognized as compensation cost amortized over the service period. When the service period ended in May 2005, the Company capitalized approximately $508,000 into the Wynn Las Vegas project to reflect the value of this stock option grant.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share Based Payment.” This statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services or incurs a liability in exchange for goods and services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. It requires an entity to measure the costs of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and recognize that cost over the service period. The Company will adopt this statement, according to SEC rule, as amended, on January 1, 2006, utilizing the modified prospective method and the Black-Scholes valuation model.

In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment “ to provide interpretive guidance on SFAS No. 123(R) valuation methods, assumptions used in valuation models, and the interaction of SFAS No. 123(R) with existing SEC guidance. SAB No. 107 also requires the classification of stock compensation expense in the same financial statement line items as cash compensation, and will therefore impact the Company’s departmental expenses (and related operating margins), pre-opening costs and construction in progress for development projects, and general and administrative expenses (including corporate expenses). Expensing stock options is estimated to reduce the Company’s net income for 2006 by approximately $6.8 million for the unvested options outstanding as of December 31, 2005.

In December 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” This statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing” to clarify the

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated, that “…under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges….” This statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this statement requires that allocation of the fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for fiscal years beginning after June 15, 2005. Accordingly, the Company will adopt its provisions effective January 1, 2006. The Company does not anticipate that adoption of this statement will have a material impact on its consolidated financial position or results of operations.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29.” The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. Adoption of this statement on July 1, 2005, did not have a material impact on the Company’s consolidated financial position or results of operations.

In March 2005, FASB issued FIN No. 47, “Accounting for Conditional Asset Retirement Obligations”. FIN No. 47 clarifies that the term conditional asset retirement obligation as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective December 31, 2005. The adoption of FIN 47 did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

3. Receivables, net

Components of receivables, net are as follows (in thousands):

	As of December 31,
	2005	2004
Casino	$83,936	$—
Hotel	12,660	—
Other	7,583	217

	104,179	217
Less: allowance for doubtful accounts	(15,812)	—

	$88,367	$217

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. Property and Equipment

Property and equipment consist of the following (in thousands):

	As of December 31,
	2005	2004
Land and improvements	$599,278	$353,544
Buildings and improvements	1,159,363	1,041
Airplanes	44,254	44,185
Furniture, fixtures and equipment	581,977	11,424
Construction in progress	30,996	1,448,529

	2,415,868	1,858,723
Less: accumulated depreciation	(91,074)	(3,640)

	$2,324,794	$1,855,083

As of December 31, 2005, construction in progress includes interest and other costs capitalized in conjunction with the Encore project or with respect to enhancements or refurbishments to Wynn Las Vegas. As of December 31, 2004, construction in progress was primarily comprised of construction, interest and other costs capitalized in connection with Wynn Las Vegas. Wynn Las Vegas, with the exception of the second showroom, opened and was placed into service on April 28, 2005. The second showroom opened and was placed into service at the end of August 2005.

5. Intangibles, net

Intangibles, net consist of the following (amounts in thousands):

	Show Production Rights	Water Rights	Trademarks	Total Intangibles, net
January 1, 2004	$—	$6,400	$1,000	$7,400
Additions	5,000	—	—	5,000
Amortization	—	—	—	—

December 31, 2004	5,000	6,400	1,000	12,400
Additions	10,000	—	13	10,013
Amortization	(1,250)	—	—	(1,250)

December 31, 2005	$13,750	$6,400	$1,013	$21,163

Water rights reflect the fair value allocation determined in the purchase of the Desert Inn in April 2000. The value of the trademarks primarily represents the costs to acquire the “Le Reve” name. The water rights and trademarks are indefinite-lived assets and, accordingly, not amortized. Show production rights represents the amounts paid to purchase the rights to “Avenue Q” and to “Monty Python’s Spamalot.” The Company expects that amortization of show production rights will be approximately $4.8 million in 2006, approximately $2.0 million for the years 2007 through 2010, and approximately $1.0 million in 2011.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. Deposits and other assets

Deposits and other assets consist of the following (amounts in thousands):

	As of December 31,
	2005	2004
Entertainment production costs	$33,697	$27,908
Operating supplies	23,320	2,397
Deposits	2,269	19,110
Interest rate swaps	10,523	583
Golf memberships	3,750	—

	$73,559	$49,998

7. Long-Term Debt

Long-term debt consists of the following (amounts in thousands):

	As of December 31,
	2005	2004
6 5/8% First Mortgage Notes, due December 1, 2014	$1,300,000	$1,300,000
$600.0 million Revolving Credit Facility; due December 14, 2009; interest at LIBOR plus 2.25% (approximately 6.67%)	10,000	—
$400.0 million Delay Draw Term Loan Facility; due December 14, 2011 interest at LIBOR plus 2.125% (approximately 6.525%)	400,000	26,564
$44.75 million note payable; due March 31, 2010; interest at LIBOR plus 2.375% (approximately 6.90188%)	43,536	—
12% Second Mortgage Notes, net of original issue discount of approximately $440,000 and $531,000, respectively due November 1, 2010; effective interest at approximately 12.9%	9,702	9,611

	1,763,238	1,336,175
Current portion of long-term debt	(14,728)	—

	$1,748,510	$1,336,175

First Mortgage Notes

On December 14, 2004, the Issuers issued $1.3 billion aggregate principal amount of 6 5/8% First Mortgage Notes due 2014 (the “First Mortgage Notes”). The First Mortgage Notes mature on December 1, 2014 and bear interest at the rate of 6.625% per year. The Company may redeem up to 35% of the aggregate principal amount of the First Mortgage Notes at any time prior to December 1, 2007 at a redemption price equal to 106.625% of the principal amount redeemed (plus accrued and unpaid interest to the date of redemption) with the proceeds of one or more of Wynn Resorts’ qualified equity offerings that are contributed to the Company. Commencing December 1, 2009, the First Mortgage Notes are redeemable at the Company’s option at a premium equal to 103.313% of the principal amount redeemed and declining ratably on December first of each year thereafter to zero on or after December 1, 2012.

The indenture governing the First Mortgage Notes contains covenants limiting the ability of the Issuers to incur additional debt, make distributions, investments and restricted payments, create liens, enter into

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

transactions with affiliates, sell assets, enter into sale leaseback transactions, permit restrictions on dividends and other payments by subsidiaries, or engage in mergers, consolidations, sales of substantially all assets, sales of subsidiary stock and other specified types of transactions. Management believes the Company was in compliance with all such covenants as of December 31, 2005.

The First Mortgage Notes are obligations of the Issuers, guaranteed by each of the subsidiaries of Wynn Las Vegas, LLC, other than Wynn Completion Guarantor, LLC. Wynn Resorts, Limited does not guarantee the obligations of the Issuers. Subject to an intercreditor agreement and certain exceptions, the First Mortgage Notes and the guarantees thereof are secured by: (1) a first priority security interest in a liquidity reserve account (currently $30.0 million), which may be used to meet Wynn Las Vegas, LLC’s debt service needs in connection with the operation of Wynn Las Vegas; (2) all amounts on deposit from time to time (currently $50.0 million) in a completion guarantee deposit account maintained by Wynn Completion Guarantor, LLC; (3) a first priority pledge of all of the member’s interests owned by Wynn Las Vegas, LLC in its subsidiaries (other than Wynn Completion Guarantor, LLC) and of Wynn Resorts Holdings, LLC’s 100% member’s interest in Wynn Las Vegas, LLC; (4) first mortgages on all real property constituting Wynn Las Vegas, its golf course and Encore; and (5) a first priority security interest in substantially all other existing and future assets of Wynn Las Vegas, LLC and the guarantors, excluding, among other things, an aircraft beneficially owned by World Travel, LLC. The First Mortgage Notes are also secured by certain of the net proceeds from the sale of the First Mortgage Notes.

The obligations of the Issuers and the guarantors under the First Mortgage Notes rank equal in right of payment with their existing and future senior secured indebtedness, including indebtedness with respect to the Wynn Las Vegas, LLC credit facilities described below, and rank senior in right of payment to all of their existing and future subordinated indebtedness.

Wynn Las Vegas Credit Facilities

Previous Credit Facilities and FF&E Facility. Effective October 30, 2002, Wynn Las Vegas, LLC entered into a $750.0 million senior secured revolving credit facility (the “Previous Revolver”) and a $250.0 million delay draw senior secured term loan facility (the “Previous Term Loan”, and together with the Previous Revolver, the “Previous Credit Facilities”) as part of the financing for Wynn Las Vegas. The Previous Revolver was later increased to $800.0 million.

On December 14, 2004, the Company refinanced its debt structure. As part of this refinancing, the Company terminated the Previous Credit Facilities and repaid the approximately $458.6 million principal amount outstanding. The Company recorded a loss on the extinguishment of the debt of approximately $1.1 million from the write-off of a portion of the unamortized deferred financing costs. The Previous Credit Facilities were replaced with the credit facilities described below.

Effective October 30, 2002, Wynn Las Vegas, LLC also entered into a $188.5 million FF&E facility (the “FF&E Facility”) to provide financing for furniture, fixtures and equipment to be used at Wynn Las Vegas.

On December 14, 2004, as part of the refinancing of the Wynn Las Vegas, LLC indebtedness, the Company terminated the FF&E Facility and repaid the approximately $70.3 million principal amount outstanding. The Company recorded a loss on the extinguishment of the debt of approximately $9.6 million, comprised of a $1.6 million prepayment penalty and the write-off of unamortized deferred financing costs of approximately $8.0 million.

Credit Facilities. On December 14, 2004, Wynn Las Vegas, LLC entered into a credit agreement (the “Credit Agreement”) and related ancillary agreements for secured revolving credit and term loan facilities in the

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

aggregate amount of $1.0 billion. The credit facilities (the “Credit Facilities”) consist of a revolving credit facility (the “Revolver”) in the amount of $600.0 million and a term loan facility (the “Term Loans”) in the amount of $400.0 million.

The Revolver will terminate and be payable in full on December 14, 2009, and the Term Loans will mature on December 14, 2011.

For purposes of calculating interest, loans under the Credit Facilities will be designated, at the election of Wynn Las Vegas, LLC, as Eurodollar Loans or, in certain circumstances, Base Rate Loans. Eurodollar Loans under the Revolver and Term Loans bear interest at the London Interbank Offered Rate (“LIBOR”) plus 2.25% and LIBOR plus 2.125%, respectively. Interest on Eurodollar Loans is payable at the end of the applicable interest period in the case of interest periods of one, two or three months, and every three months in the case of interest periods of six months. Base Rate Loans are expected to bear interest at (a) the greater of (i) the rate most recently announced by Deutsche Bank as its “prime rate,” or (ii) the Federal Funds Rate plus 1/2 of 1% per annum; plus (b) a borrowing margin of 1.25% or 1.125% under the Revolver and Term Loans, respectively. Interest on Base Rate Loans will be payable quarterly in arrears.

After the opening of Encore, the applicable borrowing margins for revolving loans will be based on Wynn Las Vegas, LLC’s leverage ratio, ranging from 1.25% to 2.5% per annum for Eurodollar Loans and 0.25% to 1.5% per annum for Base Rate Loans. Until then, Wynn Las Vegas, LLC will pay, quarterly in arrears, 0.75% per annum on the daily average of unborrowed availability under the revolving credit facility. After opening Encore, the annual fee Wynn Las Vegas, LLC will be required to pay for unborrowed availability under the revolving credit facility will be based on Wynn Las Vegas, LLC’s leverage ratio, ranging from 0.25% to 0.50% per annum.

The Credit Facilities are obligations of Wynn Las Vegas, LLC, guaranteed by each of the subsidiaries of Wynn Las Vegas, LLC, other than Wynn Completion Guarantor, LLC. Subject to an intercreditor agreement, and certain exceptions, the obligations of Wynn Las Vegas, LLC and each of the guarantors under the Credit Facilities are secured by: (1) a first priority security interest in a liquidity reserve account (currently $30.0 million), which may be used to meet Wynn Las Vegas, LLC’s debt service needs in connection with the operation of Wynn Las Vegas; (2) all amounts on deposit from time to time (currently $50.0 million) in a completion guarantee deposit account maintained by Wynn Completion Guarantor, LLC; (3) all amounts on deposit from time to time in a secured account holding the proceeds of the Credit Facilities; (4) a first priority pledge of all member’s interests owned by Wynn Las Vegas, LLC in its subsidiaries (other than Wynn Completion Guarantor, LLC) and Wynn Resorts Holdings, LLC’s 100% member’s interest in Wynn Las Vegas, LLC; (5) first mortgages on all real property constituting Wynn Las Vegas, its golf course and Encore; and (6) a first priority security interest in substantially all other existing and future assets of Wynn Las Vegas, LLC and the guarantors, excluding an aircraft beneficially owned by World Travel, LLC.

The obligations of Wynn Las Vegas, LLC and the guarantors under the Credit Facilities rank equal in right of payment with their existing and future senior indebtedness, including indebtedness with respect to the First Mortgage Notes and rank senior in right of payment to all of their existing and future subordinated indebtedness.

In addition to scheduled amortization payments, Wynn Las Vegas, LLC is required to make mandatory prepayments of indebtedness under the Credit Facilities from the net proceeds of all debt offerings (other than those constituting certain permitted debt). After opening Encore, Wynn Las Vegas, LLC will also be required to make mandatory repayments of indebtedness under the Credit Facilities from specified percentages of excess cash flow, which percentages may decrease and/or be eliminated based on Wynn Las Vegas, LLC’s leverage

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

ratio. Wynn Las Vegas, LLC has the option to prepay all or any portion of the indebtedness under the Credit Facilities at any time without premium or penalty.

The Credit Agreement contains customary negative covenants and financial covenants, including negative covenants that restrict Wynn Las Vegas, LLC’s ability to: incur additional indebtedness, including guarantees; create, incur, assume or permit to exist liens on property and assets; declare or pay dividends and make distributions or restrict the ability of Wynn Las Vegas, LLC’s subsidiaries to pay dividends and make distributions; engage in mergers, investments and acquisitions; enter into transactions with affiliates; enter into sale-leaseback transactions; execute modifications to material contracts; engage in sales of assets; make capital expenditures; and make optional prepayments of certain indebtedness. The financial covenants include (i) maintaining a ratio of earnings before interest, taxes, depreciation and amortization to total interest expense, and (ii) maintaining a ratio of total debt to earnings before interest, taxes, depreciation and amortization.

As of December 31, 2005, management believes the Company was in compliance with all covenants.

$44.75 million Note Payable

On May 24, 2005, World Travel, LLC, a subsidiary of Wynn Las Vegas, LLC, borrowed an aggregate amount of $44.75 million under term loans, which terminate and are payable in full on May 24, 2010. The term loans are guaranteed by Wynn Las Vegas, LLC and secured by a first priority security interest in one of the Company’s two aircraft. Principal and interest is payable quarterly, and interest is calculated at LIBOR plus a margin of 2.375%. In addition to scheduled amortization payments, the Company is required to prepay the loans if certain events of loss with respect to the aircraft occur. Beginning on December 31, 2006, the Company may prepay all or any portion of the loans subject to a minimum prepayment of $10.0 million.

Second Mortgage Notes

On October 30, 2002, the Issuers issued $370.0 million aggregate principal amount of 12% second mortgage notes (the “Second Mortgage Notes”) maturing November 1, 2010 with semi-annual interest payments beginning in May 2003.

The Second Mortgage Notes were issued for approximately $343.3 million, net of an original issue discount of approximately $26.7 million and issuance costs of approximately $14.4 million. The net proceeds were used to finance the development and construction of Wynn Las Vegas, to pay pre-opening expenses and meet debt service obligations.

On June 14, 2004, the Issuers redeemed approximately $122.4 million of the Second Mortgage Notes. The total price of the redemption was approximately $138.9 million, equal to 112.0% of the aggregate principal amount of the Notes redeemed, plus accrued and unpaid interest thereon. In connection with the redemption, the Company wrote off approximately $7.0 million of the unamortized original issue discount and approximately $3.9 million of unamortized deferred financing costs associated with the notes. Accordingly, the Company recognized a loss on the early retirement of debt of approximately $25.6 million to reflect these write-offs and the $14.7 million redemption premium.

On December 14, 2004, the Issuers purchased approximately $237.4 million in aggregate principal amount of the Second Mortgage Notes and effected a discharge of the Second Mortgage Notes indenture and related collateral documents. The approximately $10.1 million principal amount of Second Mortgage Notes remaining outstanding has been called for redemption in accordance with the indenture on November 1, 2006, at a price of 112% of the principal amount, plus accrued and unpaid interest to the redemption date.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In order to effect the satisfaction and discharge, the Issuers deposited in trust with the trustee of the Second Mortgage Notes government securities with an aggregate face value of approximately $10.1 million and approximately $3.0 million of additional funds (the amounts necessary to pay when due all interest payments and the redemption price on the redemption date), to satisfy and discharge the remaining amounts payable under the Second Mortgage Notes indenture. As a result of the satisfaction and discharge, the Issuers are not subject to any restrictive covenants under the Second Mortgage Notes indenture, and the guarantees and collateral securing the Second Mortgage Notes were released. However, the Company will continue to report the outstanding liability and the associated cash restricted for the repayment on its balance sheet until the Second Mortgage Notes are redeemed on November 1, 2006, from the funds deposited in trust.

Fair Value of Long-term Debt

The estimated fair value of the First Mortgage Notes based upon most recent trades at December 31, 2005 was approximately $1.3 billion. The Company discharged its Second Mortgage Notes as previously noted, however, the fair value of the Second Mortgage Notes (based upon the November 1, 2006 call premium of 12%), was approximately $11.8 million as of December 31, 2005. The net book value of the Company’s other debt instruments approximates fair value.

Scheduled Maturities of Long-Term Debt

Scheduled maturities of long-term debt are as follows (amounts in thousands):

Years Ending December 31,
2006	$15,168
2007	5,309
2008	5,608
2009	15,923
2010	21,670
Thereafter	1,700,000

1,763,678
Less: original issue discount	(440)

$1,763,238

8. Interest rate swaps

The following table presents the historical asset fair values reflected in deposits and other assets at December 31, 2005, 2004 and 2003 and as of the December 14, 2004 termination date of the previous interest rate swaps (amounts in thousands):

	Previous Interest Rate Swaps	Current Interest Rate Swaps
Fair value at December 31, 2005	$—	$10,523
Fair value at December 31, 2004	$—	$583
Fair value at December 14, 2004 settlement	$9,625	$—
Fair value at December 31, 2003	$8,793	$—

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value approximates the amount the Company would receive if these contracts were settled at the respective valuation dates. Fair value is estimated based upon current, and predictions of future, interest rate levels along a yield curve, the remaining duration of the instruments and other market conditions, and therefore, is subject to significant estimation and a high degree of variability of fluctuation between periods.

During 2003, the Company entered into two interest rate swap arrangements to hedge the underlying interest rate risk on a total of $825.0 million of borrowings under the Previous Credit Facilities. Although these interest rate swaps were economically effective in fixing the interest on the applicable portion of underlying debt, the changes in the fair values of these instruments have been recorded as a component of interest and other income in accordance with the provisions of SFAS No. 133. On December 14, 2004, concurrent with the refinancing of Wynn Las Vegas, LLC’s debt structure, the Company terminated these two interest rate swaps. As a result of the termination, the Company received a cash payment of approximately $9.6 million in settlement of the related asset.

Concurrent with the refinancing, The Company entered into two new interest rate swap arrangements to hedge the underlying interest rate risk on a total of $400.0 million of borrowings under the current Wynn Las Vegas, LLC term loan facility, which bears interest at LIBOR plus 2.125%. Under each of these two interest rate swap arrangements, the Company receives payments at a variable rate of LIBOR and pays a fixed rate of 3.793% on $200 million notional amount set forth in the swap instruments from February and March 2005, respectively through December 2008. These interest rate swaps are economically effective in fixing the interest rate on these borrowings under the new term loan facility at approximately 5.9%. Changes in fair value of these interest rate swaps for each reporting period are recognized as a component of interest and other income in accordance with the provisions of SFAS No. 133.

9. Related Party Transactions

Note Receivable from Wynn Resorts, Limited

On August 15, 2005, the Company borrowed $80.0 million under its revolving credit facility. The proceeds were loaned to Wynn Resorts as part of the financing of Wynn Resorts’ casino resort facility currently under construction in the Macau Special Administrative Region of the People’s Republic of China (“Macau”), known as “Wynn Macau”. Interest is payable semi-annually at 7.5% per annum. Unpaid principal and interest is due at maturity on August 15, 2012. During the year ended December 31, 2005, the Company accrued approximately $2.3 million in interest income related to this note.

Amounts Due to Affiliates

As of December 31, 2005, the Company’s net due to affiliates was primarily comprised of construction payables of approximately $22.4 million, construction retention of approximately $14.1 million, a management fee of approximately $10.8 million (equal to 1.5% of revenues and payable upon meeting certain leverage ratios as specified in the documents governing the Company’s credit facilities) and other operating liabilities (primarily corporate allocations discussed below) of $8.8 million. As of December 31, 2004, the Company’s net due to affiliates was primarily comprised of construction payables of $64.4 million, construction retention of $58.7 million and other operating liabilities of $18.7 million.

The Company periodically settles the intercompany balances. Immediately prior to the opening of Wynn Las Vegas, the Company settled these balances through equity transactions. Since opening Wynn Las Vegas on April 28, 2005, the Company settles these balances with cash receipts and payments, except for the management fee, which is payable upon meeting certain leverage ratios as discussed above.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Corporate Allocations

The accompanying statements of operations include allocations from Wynn Resorts for legal, accounting, human resource, information services, real estate, and other corporate support services. The corporate support service allocations have been determined on a basis that Wynn Resorts and the Company consider to be reasonable estimates of the utilization of service provided or the benefit received by the Company. The allocation methods include specific identification, relative cost, square footage and headcount. However, Wynn Resorts maintains corporate offices at Wynn Las Vegas without charge from the Company. The Company settles these corporate allocation charges with Wynn Resorts on a periodic basis as discussed in “Amounts Due to Affiliates” above. During 2005, approximately $10.7 million was charged to the Company for such corporate allocations.

Amounts due to Officers

The Company periodically provides services to Stephen A. Wynn, Wynn Resorts’ Chairman of the Board, Chief Executive Officer and one of its principal stockholders (“Mr. Wynn”) and certain other executive officers of Wynn Resorts, the personal use of corporate aircraft and household employees, construction work and other personal services. The Company charges Wynn Resorts for such services. Mr. Wynn and these other officers have amounts on deposit with Wynn Resorts to prepay any such items, which are replenished on an ongoing basis as needed. At December 31, 2005 and 2004, Mr. Wynn and the other officers had a credit balance with Wynn Resorts of $412,000 and $71,000, respectively.

Villa Suite Lease

Effective July 1, 2005, Mr. Wynn and his wife, Elaine P. Wynn (“Mrs. Wynn”), who is also a director of Wynn Resorts, lease from year to year a villa suite in the Wynn Las Vegas resort as their personal residence. Rent is determined each year by the Audit Committee of the Board of Directors of Wynn Resorts (the “Audit Committee”), and is based on the fair market value of the use of the suite accommodations. Based on a third-party appraisal, the Audit Committee set the rental for the first lease year at $580,000. All services for, and maintenance of, the suite are included in the rental, with certain exceptions.

The Wynn Collection

Through May 6, 2004, Holdings operated an art gallery at the former Desert Inn displaying The Wynn Collection, a collection of fine art owned by Mr. and Mrs. Wynn. The art gallery in the Desert Inn was closed on May 6, 2004. Through closure of the Desert Inn gallery in May 2004, Mr. and Mrs. Wynn leased The Wynn Collection to the Company for an annual fee of one dollar ($1). The Company retained all revenues from the public display of The Wynn Collection and the related merchandising revenues, and was responsible for all the expenses incurred in exhibiting and safeguarding the collection.

On April 28, 2005, the Company opened a gallery displaying The Wynn Collection inside Wynn Las Vegas. From April 28, 2005 through June 29, 2005, Mr. and Mrs. Wynn leased The Wynn Collection to the Company for an annual fee of one dollar ($1). The Company retained all revenues from the public display of The Wynn Collection and the related merchandising revenues and was responsible for all the expenses incurred in exhibiting and safeguarding the collection. On June 30, 2005, the terms of the Art Rental and Licensing Agreement (the “Art Agreement”) were amended. Under the terms of the new Art Agreement Mr. and Mrs. Wynn lease The Wynn Collection to Wynn Gallery, LLC, a subsidiary of Wynn Resorts, through June 30, 2015, for an annual fee of one dollar ($1). Wynn Gallery, LLC is entitled to retain all revenues from the public display of The Wynn Collection and the related merchandising revenues, and is responsible for all expenses incurred in exhibiting and safeguarding The Wynn Collection, including the cost of insurance (including terrorism insurance) and taxes

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

relating to the rental of The Wynn Collection. After specified notice periods, Wynn Gallery, LLC or Mr. and Mrs. Wynn may terminate the lease. Subject to certain notice restrictions, Mr. and Mrs. Wynn have the right to remove or replace any or all of the works of art displayed in the art gallery.

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

The “Wynn” Surname Rights Agreement

On August 6, 2004, Holdings entered into agreements with Mr. Wynn that confirm and clarify Holding’s rights to use the “Wynn” name and Mr. Wynn’s persona in connection with casino resorts. Under the parties’ Surname Rights Agreement, Mr. Wynn granted Holdings an exclusive, fully paid-up, perpetual, worldwide license to use, and to own and register trademarks and service marks incorporating the “Wynn” name for casino resorts and related businesses, together with the right to sublicense the name and marks to its affiliates. Under the parties’ Rights of Publicity License, Mr. Wynn granted Holdings the exclusive, royalty-free, worldwide right to use his full name, persona and related rights of publicity for casino resorts and related businesses, together with the ability to sublicense the persona and publicity rights to its affiliates, until October 24, 2017. Holdings has sub-licensed rights to the “Wynn” name, persona and marks to the Company.

10. Property Charges and Other

Property charges and other for the years ended December 31, 2005, 2004 and 2003, respectively, consist of the following (amounts in thousands):

	Year Ended December 31,
	2005	2004	2003
Loss on assets retired	$9,435	$—	$—
Temporary office abandonment charge	3,070	—	—
Grail theater abandonment charge	1,595
Loss (gain) on sale of assets	(22)	550	—
Loss from incidental operations	105	1,015	425

Total property charges	$14,183	$1,565	$425

Included in property charges and other for 2005 are approximately $9.4 million of costs relating to assets that were retired, and approximately $3.1 million of expenses relating to the abandonment of improvements made to the temporary offices utilized during part of the construction and development of Wynn Las Vegas. The Company also wrote off approximately $1.6 million of costs incurred in 2005 in connection with the preliminary design and development of a third theater originally planned for a new show production planned for Wynn Las Vegas named “Monty Python’s Spamalot,” and later abandoned. There were no comparable Wynn Las Vegas property charges incurred during 2004 or 2003.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. Benefit Plans

Employee Savings Plan

Wynn Resorts established a retirement savings plan under Section 401(k) of the Internal Revenue Code covering its non-union employees on July 27, 2000. The plan allows employees to defer, within prescribed limits, up to 18% of their income on a pre-tax basis through contributions to this plan. The Company matches the contributions, within prescribed limits, with an amount equal to 100% of the participant’s initial 2% tax deferred contribution and 50% of the tax deferred contribution between 2% and 4% of the participant’s compensation. The Company recorded charges for matching contributions of approximately $591,000, $159,000, and $90,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

Union employees were covered by various multi-employer pension plans. The Company recorded expenses of approximately $1.2 million under such plans for the year ended December 31, 2005. The Company did not have any union employees prior to 2005. Information from the plans’ sponsors is not available to permit the Company to determine its share of unfunded vested benefits, if any.

Stock Based Compensation Plan

Wynn Resorts established the 2002 Stock Incentive Plan (the “Stock Plan”) which provides for the grant of (i) Incentive Stock Options (“ISO”), (ii) compensatory (i.e. non qualified) stock options (“NQSO”), and (iii) restricted shares of Wynn Resorts’ common stock for employees, directors and independent contractors or consultants of Wynn Resorts and its subsidiaries, including the Company. However, only employees are eligible to receive incentive stock options.

A maximum of 9,750,000 shares of Wynn Resorts’ common stock has been reserved for issuance under the Stock Plan. Options are granted at the current market price at the date of grant. The Stock Plan provides for a variety of vesting schedules, including immediate; 25% each year over four years; 33.33% for each of the third, fourth and fifth years; cliff vesting at a determined date; and others to be determined at the time of grant. All options expire ten years from the date of grant.

The Stock Plan will terminate ten years from the date of adoption, unless terminated earlier by Wynn Resorts’ Board of Directors, and no options or restricted shares may be granted under the Stock Plan after such date.

During 2002, 2003 and 2004, a number of persons currently employed by the Company were each granted various numbers of options for shares of Wynn Resorts’ common stock at the market price on the dates of the respective grants. Total options outstanding relating to the Company at December 31, 2005, 2004 and 2003 were 1,900,050, 1,133,000 and 887,500 options, respectively.

12. Commitments and Contingencies

Construction and Remodeling

Wynn Las Vegas, except for one of its two theaters, opened on April 28, 2005. The total Wynn Las Vegas project cost was approximately $2.74 billion. This includes the purchase of the Desert Inn land (including the land for Encore) and additional land for employee parking, design and construction costs, financing fees, interest and other pre-opening expenses. As of December 31, 2005, approximately $18.9 million of budgeted project costs and retention amounts remained to be paid in order to close out the project. The Company expects these final costs to be paid in the second quarter of 2006.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Beginning in the third quarter of 2005, the Company has made and continues to make certain enhancements and refinements to Wynn Las Vegas. As a result, the Company has incurred and will continue to incur capital expenditures relating to these enhancements and refinements. Under the terms of the Wynn Las Vegas, LLC credit facilities, the Company is permitted up to $40.0 million of capital expenditures in 2005, of which $37.9 million was spent. In 2006, the Company will be permitted $80.0 million of capital expenditures at Wynn Las Vegas. These spending limits do not apply to any funds that may be contributed to Wynn Las Vegas, LLC by Wynn Resorts.

Encore Development

The Company intends to develop Encore on approximately 20 acres facing the Strip, immediately adjacent to Wynn Las Vegas. The Company has refined the design of Encore to include a 2,054-room hotel tower fully integrated with Wynn Las Vegas, containing 144 suites and 1,910 guest rooms, as well as an approximately 44,000 square foot casino, additional convention and meeting space, as well as restaurants, nightclubs, swimming pools, a spa and salon and retail outlets. We expect to commence construction of Encore in the second quarter of 2006 and to open Encore to the public by the end of 2008. The Encore Budget, Plans and Specs were submitted to the Company’s lenders for approval on March 15, 2006. The project budget for Encore is approximately $1.74 billion, including approximately $70.0 million to be incurred for construction of a new employee parking garage on our Koval property, a related pedestrian bridge and costs to be incurred in connection with preparing the Broadway Theater to host “Monty Python’s Spamalot”.

Until the Encore Budget, Plans and Specs are approved, the availability of notes proceeds and funds under the Wynn Las Vegas, LLC credit facilities for this project is limited to $100.0 million, of which approximately $40.7 million has been spent through December 31, 2005. The Company expects that the available remaining proceeds from the First Mortgage Notes, together with availability under the credit facilities, and cash flow from operations, will be sufficient for Wynn Las Vegas, LLC to pay for expenditures of up to $1.52 billion on the Encore project without incurring additional debt or receiving additional capital contributions from Wynn Resorts. Project costs exceeding $1.52 billion will be financed by the issuance of up to $100.0 million of additional notes and/or contributions from Wynn Resorts.

Entertainment Productions

The Company entered into long-term agreements for the licensing, creation, development and production of “Le Rêve” the water-based production show, which opened concurrently with Wynn Las Vegas on April 28, 2005.

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

On July 20, 2005, the Company also entered into an agreement with Spamalot, LLC to produce and present “Monty Python’s Spamalot” at Wynn Las Vegas. The production costs, showroom renovation costs, the production completion date, and the opening date have not yet been determined.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Completion Guarantee and Liquidity Reserve

As part of the original Wynn Las Vegas financing, the Company contributed $50.0 million of the net proceeds of the initial public offering of Wynn Resorts’ common stock to Wynn Completion Guarantor, LLC, a special purpose subsidiary of Wynn Las Vegas, LLC formed in October 2002 to provide a completion guarantee in favor of the lenders under the Previous Credit Facilities and the Second Mortgage Notes to secure completion of Wynn Las Vegas.

In addition, the Company deposited $30.0 million from the net proceeds of the initial public offering of Wynn Resorts’ common stock into a required escrow Liquidity Reserve Account to secure the completion and opening of Wynn Las Vegas.

The refinanced indebtedness of Wynn Las Vegas, LLC retained both the completion guarantee deposit and the liquidity reserve. The liquidity reserve is solely for use of the Wynn Las Vegas project, which will be finally closed out in the second quarter of 2006. At least $30.0 million of the $50.0 million completion guarantee is required to remain on deposit in the completion guarantee collateral account to complete Encore.

Leases and other arrangements

The Company is the lessor under five retail leases and has entered into license and distribution agreements for six additional retail outlets. The Company also is a party to a joint venture agreement for the operation of the Ferrari and Maserati automobile dealership at Wynn Las Vegas. Each of these retail outlets opened concurrently with the opening of Wynn Las Vegas. In connection with these arrangements, Wynn Las Vegas provided certain of the retail tenants an allowance for improvements. These improvement allowances were included in the budgeted costs to construct Wynn Las Vegas.

The following represents the future minimum rentals to be received under the operating leases:

Years Ending December 31,
2006	$1,236
2007	1,236
2008	1,236
2009	1,170
2010	972
Thereafter	3,645

$9,495

In addition, the Company is the lessee under leases for certain office space, office equipment and the land underlying the Company’s aircraft hangar. Total minimum payments of approximately $1.1 million are to be made under non-cancelable leases for approximately $44,000 for each year 2006 through 2009, $36,000 in 2010 and approximately $924,000 thereafter.

Self-insurance

The Company is covered under a self-insured medical plan up to a maximum of $200,000 per year for each insured person. Amounts in excess of these thresholds are covered by the Company’s insurance programs, subject to customary policy limits.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Litigation

The Company does not have any material litigation as of December 31, 2005.

13. Subsequent Events

Avenue Q

In February 2006, the Company entered into an agreement to end the exclusive run of “Avenue Q,” the stage production currently presented in the Broadway Theater at Wynn Las Vegas. The final performance is expected to be May 28, 2006. In connection with the agreement to end exclusivity, the Company is required to pay to the producers of “Avenue Q” $5.0 million in three installments. After the run of “Avenue Q” ends, the Company will renovate the Broadway Theater to accommodate the Las Vegas run of “Monty Python’s Spamalot.”

Art Gallery Closure

On February 19, 2006, the art gallery at Wynn Las Vegas closed.

Amendment to Wynn Las Vegas Credit Facilities

On March 15, 2006, we amended our credit facilities to (a) allow the Company to issue up to $100.0 million of senior secured additional notes under the indenture for the First Mortgage Notes; (b) simplify draw procedures under the Disbursement Agreement; (c) consolidate certain accounts under the Disbursement Agreement; (d) amend and clarify certain of the conditions for the Phase II Approval Date; (e) extend the outside opening date for Encore and the outside completion date for Encore to June 30, 2009 and September 30, 2009, respectively; and (f) permit expenditures of up to $150.0 million on Encore prior to execution of a guaranteed maximum price contract.

Encore Budget, Plans & Specs

On March 31, 2006, the Company’s lenders approved the Encore Budget, Plans & Specs.

14. Financial Statement Restatement

Subsequent to the issuance of the Company’s consolidated financial statements for the year ended December 31, 2004, the Company determined that its interest rate swap arrangements relating to certain of its floating-rate debt facilities did not qualify for hedge accounting under Statement of Financial Accounting Standards No. 133, and its related interpretations. The Company’s hedge documentation includes, among other items, the assumption that the repricing dates for its debt and swaps match. The documentation required to assess

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

ineffectiveness resulting from having different repricing dates was not in place at the inception of the hedge, nor during the periods for which an assessment was required, and the Company recently determined that the repricing dates on the swap instruments did not match exactly the repricing dates on the floating-rate debt. Documentation deficiencies cannot be corrected, and quarterly testing cannot be performed, retrospectively. As a result of the documentation deficiencies, hedge accounting should not have been used. Accordingly, the Company determined that its 2003 and 2004 financial statements and its interim financial statements for the first three quarters of 2005, should be restated to eliminate the application of hedge accounting. Eliminating the application of cash flow hedge accounting results in recording the mark to market adjustments for the interest rate swaps as interest and other income, net and not in other comprehensive income, as was previously reported.

A summary of the significant effects of the restatement is as follows (amounts in thousands except per share data):

	2004		2003
	As Previously Reported	As Restated	As Previously Reported	As Restated
As of December 31,
Property and equipment, net	$1,854,882	$1,855,083	$763,254	$763,254
Accumulated other comprehensive income	10,007	—	8,793	—
Accumulated (Deficit) beginning of year	(23,973)	(15,180)	(8,000)	(8,000)
Accumulated (Deficit) end of year	(185,890)	(175,682)	(23,973)	(15,180)

For the year ended December 31,
Interest and other income	2,865	4,280	8,056	16,849
Net (loss)	(161,917)	(160,502)	(15,973)	(7,180)

15. Consolidating Financial Information of Guarantors and Issuers

The following consolidating financial statements present information related to the Issuers of the First Mortgage Notes and their guarantor subsidiaries (World Travel, LLC; Las Vegas Jet, LLC; Wynn Show Performers, LLC; Wynn Golf, LLC; Kevyn, LLC; and Wynn Sunrise, LLC) and non-guarantor subsidiary (Wynn Completion Guarantor, LLC) as of December 31, 2005 and 2004, and for each of the three years in the period ended December 31, 2005.

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

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONSOLIDATING BALANCE SHEET INFORMATION

AS OF DECEMBER 31, 2005

(amounts in thousands)

	Issuers	Guarantor Subsidiaries	Nonguarantor Subsidiary	Eliminating Entries	Total
ASSETS
Current assets:
Cash and cash equivalents	$87,787	$—	$—	$(10)	$87,777
Restricted cash and investments	44,498	—	—	—	44,498
Receivables, net	88,632	—	—	(265)	88,367
Inventories	39,884	—	—	—	39,884
Prepaid expenses	17,987	394	—	—	18,381

Total current assets	278,788	394	—	(275)	278,907

Restricted cash and investments	298,826	—	51,433	—	350,259
Note Receivable from Wynn Resorts, Ltd	82,267	—	—	—	82,267
Property and equipment, net	2,157,169	167,625	—	—	2,324,794
Intangible assets, net	15,019	6,144	—	—	21,163
Deferred financing costs	60,308	222	—	—	60,530
Deposits and other assets	73,559	—	—	—	73,559
Investment in unconsolidated affiliates	5,135	4,349	—	(5,135)	4,349

Total assets	$2,971,071	$178,734	$51,433	$(5,410)	$3,195,828

LIABILITIES AND MEMBER’S EQUITY
Current liabilities:
Current portion of long-term debt	$9,702	$5,026	$—	$—	14,728
Accounts and construction payable	27,661	275	—	(275)	27,661
Accrued interest	8,025	8	—	—	8,033
Accrued compensation and benefits	23,892	399	—	—	24,291
Other accrued expenses	25,533	3	—	—	25,536
Customer deposits and other related liabilities	66,120	—	—	—	66,120
Due to/(from) affiliates	(125,448)	132,258	48,553	—	55,363

Total current liabilities	35,485	137,969	48,553	(275)	221,732

Long-term debt	1,710,000	38,510	—	—	1,748,510
Due to affiliates	757	—	—	—	757

Total liabilities	1,746,242	176,479	48,553	(275)	1,970,999

Commitments and contingencies

Member’s equity:
Contributed capital	1,445,785	12,530	—	(12,530)	1,445,785
Accumulated deficit	(220,956)	(10,275)	2,880	7,395	(220,956)

Total member’s equity	1,224,829	2,255	2,880	(5,135)	1,224,829

Total liabilities and member’s equity	$2,971,071	$178,734	$51,433	$(5,410)	$3,195,828

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONSOLIDATING BALANCE SHEET INFORMATION (as Restated—see Note 14)

AS OF DECEMBER 31, 2004

(amounts in thousands)

	Issuers	Guarantor Subsidiaries	Nonguarantor Subsidiary	Eliminating Entries	Total
ASSETS
Current assets:
Cash and cash equivalents	$25,692	$—	$—	$(1)	$25,691
Restricted cash and investments	115,301	—	—	—	115,301
Receivables, net	111	106	—	—	217
Inventories	758	—	—	—	758
Prepaid expenses	3,072	123	—	—	3,195

Total current assets	144,934	229	—	(1)	145,162

Restricted cash and investments	613,246	—	50,043	—	663,289
Property and equipment, net	1,692,429	162,654	—	—	1,855,083
Intangible assets, net	6,256	6,144	—	—	12,400
Deferred financing costs	62,370	—	—	—	62,370
Deposits and other assets	49,026	972	—	—	49,998
Investment in unconsolidated affiliates	7,426	—	—	(7,426)	—

Total assets	$2,575,687	$169,999	$50,043	$(7,427)	$2,788,302

LIABILITIES AND MEMBER’S EQUITY
Current liabilities:
Accounts and construction payable	$15,800	$89	$—	$(1)	$15,888
Accrued interest	4,952	—	—	—	4,952
Accrued compensation and benefits	3,016	112	—	—	3,128
Other accrued expenses	7,286	307	—	—	7,593
Customer deposits and other related liabilities	1,006	—	—	—	1,006
Due to affiliates	122,274	—	—	—	122,274

Total current liabilities	154,334	508	—	(1)	154,841

Long-term debt	1,336,175	—	—	—	1,336,175
Other long-term liabilities	860	—	—	—	860
Due to (from) affiliates	(192,550)	163,560	48,548	—	19,558

Total liabilities	1,298,819	164,068	48,548	(1)	1,511,434

Commitments and contingencies

Member’s equity:
Contributed capital	1,452,550	11,923	—	(11,923)	1,452,550
Accumulated deficit	(175,682)	(5,992)	1,495	4,497	(175,682)

Total member’s equity	1,276,868	5,931	1,495	(7,426)	1,276,868

Total liabilities and member’s equity	$2,575,687	$169,999	$50,043	$(7,427)	$2,788,302

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

YEAR ENDED DECEMBER 31, 2005

(amounts in thousands)

	Issuers	Guarantor Subsidiaries	Nonguarantor Subsidiary	Eliminating Entries	Total
Operating revenues:
Casino	$353,663	$—	$—	$—	$353,663
Rooms	170,315	—	—	—	170,315
Food and beverage	173,700	—	—	—	173,700
Entertainment, retail and other	125,797	(260)	—	—	125,537

Gross revenues	823,475	(260)	—	—	823,215
Less promotional allowances	(100,923)	—	—	—	(100,923)

Net revenues	722,552	(260)	—	—	722,292

Expenses:
Casino	155,075	—	—	—	155,075
Rooms	44,171	—	—	—	44,171
Food and beverage	118,670	—	—	—	118,670
Entertainment, retail and other	79,631	—	—	—	79,631
General and administrative	110,931	(1,711)	5	—	109,225
Provision for doubtful accounts	16,304	—	—	—	16,304
Management fees	10,836	—	—	—	10,836
Pre-opening costs	66,705	749	—	—	67,454
Depreciation and amortization	90,355	3,942	—	—	94,297
Property charges and other	14,203	(20)	—	—	14,183

Total operating costs and expenses	706,881	2,960	5	—	709,846
Equity in income (loss) from unconsolidated affiliates	(2,898)	610	—	2,898	610

Operating income (loss)	12,773	(2,610)	(5)	2,898	13,056

Other income (expense):
Interest and other income	27,025	1	1,390	—	28,416
Interest expense, net	(85,072)	(1,674)	—	—	(86,746)

Other income (expense), net	(58,047)	(1,673)	1,390	—	(58,330)

Net income (loss)	$(45,274)	$(4,283)	$1,385	$2,898	$(45,274)

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

YEAR ENDED DECEMBER 31, 2004 (as Restated—see Note 14)

(amounts in thousands)

	Issuers	Guarantor Subsidiaries	Nonguarantor Subsidiary	Eliminating Entries	Total
Net revenues	$—	$—	$—	$—	$—
Expenses:
Pre-opening costs	43,950	(2,877)	—	—	41,073
Depreciation and amortization	1,580	2,213	—	—	3,793
Property charges and other	339	1,226	—	—	1,565

Total expenses	45,869	562	—	—	46,431
Equity in income from unconsolidated affiliates	116	—	—	(116)	—

Operating loss	(45,753)	(562)	—	(116)	(46,431)

Other income (expense):
Interest and other income	3,602	—	678	—	4,280
Loss on extinguishment of debt	(118,351)	—	—	—	(118,351)

Other income (expense), net	(114,749)	—	678	—	(114,071)

Net income (loss)	$(160,502)	$(562)	$678	$(116)	$(160,502)

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

YEAR ENDED DECEMBER 31, 2003 (as Restated—see Note 14)

(amounts in thousands)

	Issuers	Guarantor Subsidiaries	Nonguarantor Subsidiary	Eliminating Entries	Total
Net revenues	$—	$—	$—	$—	$—
Expenses:
Pre-opening costs	17,038	(608)	7	—	16,437
Depreciation and amortization	174	1,945	—	—	2,119
Property charges and other	425	—	—	—	425

Total expenses	17,637	1,337	7	—	18,981
Equity in income from unconsolidated affiliates	(644)	—	—	644	—

Operating loss	(18,281)	(1,337)	(7)	644	(18,981)

Other income (expense):
Interest expense, net	(5,048)	—	—	—	(5,048)
Interest and other income	16,149	—	700	—	16,849

Other income (expense), net	11,101	—	700	—	11,801

Net income (loss)	$(7,180)	$(1,337)	$693	$644	$(7,180)

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONSOLIDATING STATEMENTS OF CASH FLOWS INFORMATION

YEAR ENDED DECEMBER 31, 2005

(amounts in thousands)

	Issuers	Guarantor Subsidiaries	Non-guarantor Subsidiary	Eliminating Entries	Total
Cash flows from operating activities:
Net income (loss)	$(45,274)	$(4,283)	$1,385	$2,898	$(45,274)
Adjustments to reconcile net income
(loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	90,355	3,942	—	—	94,297
Amortization of deferred financing costs and OID	9,791	32	—	—	9,823
Provision for doubtful accounts	16,304	—	—	—	16,304
Property charges and other	14,203	(20)	—	—	14,183
Equity in (income) loss from unconsolidated affiliates	2,898	(610)	—	(2,898)	(610)
Increase in the fair value of interest rate swaps	(9,940)	—	—	—	(9,940)
Increase (decrease) in cash from changes in:
Receivables	(107,092)	106	—	265	(106,721)
Inventories and prepaid expenses	(54,901)	(271)	—	—	(55,172)
Accounts payable and accrued expenses	130,679	177	—	(274)	130,582

Net cash (used in) provided by operating activities	47,023	(927)	1,385	(9)	47,472

Cash flows from investing activities:
Capital expenditures, net of construction payables	(648,527)	(8,916)	—	—	(657,443)
Restricted cash and Investments	385,223	—	(1,390)	—	383,833
Note receivable from Wynn Resorts, Limited	(80,000)	—	—	—	(80,000)
Investment in unconsolidated affiliates	—	(3,739)	—	—	(3,739)
Intangibles and other assets	(36,725)	—			(36,725)
Due from related parties	19,303	(29,723)	5	—	(10,415)
Proceeds from sale of assets	—	23	—	—	23

Net cash used in investing activities	(360,726)	(42,355)	(1,385)	—	(404,466)

Cash flows from financing activities:
Payments on long-term debt	(120,000)	(1,214)	—	—	(121,214)
Proceeds from issuance of long-term debt	503,436	44,750	—	—	548,186
Payments of financing costs	(7,638)	(254)	—	—	(7,892)

Net cash provided by financing activities	375,798	43,282	—	—	419,080

Cash and cash equivalents:
Increase (decrease) in cash and cash equivalents	62,095	—	—	(9)	62,086
Balance, beginning of period	25,692	—	—	(1)	25,691

Balance, end of period	$87,787	$—	$—	$(10)	$87,777

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONSOLIDATING STATEMENTS OF CASH FLOWS INFORMATION

YEAR ENDED DECEMBER 31, 2004 (as Restated—see Note 14)

(amounts in thousands)

	Issuers	Guarantor Subsidiaries	Non-guarantor Subsidiary	Eliminating Entries	Total
Cash flows from operating activities:
Net income (loss)	$(160,502)	$(562)	$678	$(116)	$(160,502)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	1,580	2,213	—	—	3,793
Amortization of deferred financing costs and OID	50,709	—	—	—	50,709
Property charges and other	—	550	—	—	550
Equity in (income) loss from unconsolidated affiliates	(116)	—	—	116	—
Increase in the fair value of interest rate swaps	(1,415)	—	—	—	(1,415)
Increase (decrease) in cash from changes in:
Receivables	(100)	(106)	—	—	(206)
Inventories and prepaid expenses	(2,723)	196	—	—	(2,527)
Accounts payable and accrued expenses	21,012	467	—	1	21,480

Net cash (used in) provided by operating activities	(91,555)	2,758	678	1	(88,118)

Cash flows from investing activities:
Capital expenditures, net of construction payables	(861,757)	(92,814)	—	—	(954,571)
Restricted cash and Investments	(422,727)	—	278	—	(422,449)
Intangibles and other assets	(33,866)	(968)			(34,834)
Due from related parties	128,245	58,024	(956)	—	185,313
Proceeds from sale of assets	268	33,000	—	—	33,268

Net cash used in investing activities	(1,189,837)	(2,758)	(678)	—	(1,193,273)

Cash flows from financing activities:
Equity contributions	400,000	—	—	—	400,000
Payments on long-term debt	(888,753)	—	—	—	(888,753)
Proceeds from issuance of long-term debt	1,817,459	—	—	—	1,817,459
Payments of financing costs	(39,858)	—	—	—	(39,858)

Net cash provided by financing activities	1,288,848	—	—	—	1,288,848

Cash and cash equivalents:
Increase (decrease) in cash and cash equivalents	7,456	—	—	1	7,457
Balance, beginning of period	18,236	—	—	(2)	18,234

Balance, end of period	$25,692	$—	$—	$(1)	$25,691

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONSOLIDATING STATEMENTS OF CASH FLOWS INFORMATION

YEAR ENDED DECEMBER 31, 2003 (as Restated—see Note 14)

(amounts in thousands)

	Issuers	Guarantor Subsidiaries	Non-guarantor Subsidiary	Eliminating Entries	Total
Cash flows from operating activities:
Net income (loss)	$(7,180)	$(1,337)	$693	$644	$(7,180)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	174	1,945	—	—	2,119
Amortization of deferred financing costs and OID	12,507	—	—	—	12,507
Equity in (income) loss from unconsolidated affiliates	644	—	—	(644)	—
Increase in the fair value of interest rate swaps	(8,793)	—	—	—	(8,793)
Increase (decrease) in cash from changes in:
Receivables, net	—	16	—	—	16
Inventories and prepaid expenses	(153)	(19)	—	—	(172)
Accounts payable and accrued expenses	(591)	(4)	—	—	(595)

Net cash provided by operating activities	(3,392)	601	693	—	(2,098)

Cash flows from investing activities:
Capital expenditures, net of construction payables	(408,882)	(132)	—	—	(409,014)
Restricted cash and Investments	436,785	—	(197)	—	436,588
Intangibles and other assets	(4,353)	14	—	—	(4,339)
Due from related parties	(9,430)	(476)	(496)	—	(10,402)

Net cash used in investing activities	14,120	(594)	(693)	—	12,833

Cash flows from financing activities:

Net cash provided by financing activities	—	—	—	—	—

Cash and cash equivalents:
Increase (decrease) in cash and cash equivalents	10,728	7	—	—	10,735
Balance, beginning of period	7,508	(9)	—	—	7,499

Balance, end of period	$18,236	$(2)	$—	$—	$18,234

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16. Quarterly Financial Information (Unaudited)

The Company began principal operations on April 28, 2005. Prior to this, the Company did not have any revenues. The following (amounts in thousands) presents selected interim financial information for 2005, 2004 and 2003, as previously reported and after giving effect to the restatement (see Note 14):

	Year Ended December 31, 2005 (* as Restated)
	First*	Second*	Third*	Fourth	Year
Net revenues	$—	$201,120	$251,185	$269,987	$722,292
Operating income (loss)	(30,659)	(7,739)	21,896	29,558	13,056
Net loss	(19,207)	(31,578)	1,012	4,499	(45,274)

	(As Previously Reported) Year Ended December 31, 2005
	First	Second	Third
Net revenues	$—	$201,120	$251,185
Operating income (loss)	(30,659)	(7,739)	21,896
Net loss	(26,908)	(24,962)	(3,931)

	Year Ended December 31, 2004 (* As Restated)
	First*	Second*	Third*	Fourth*	Year*
Net revenues	$—	$—	$—	$—	$—
Operating loss	(7,548)	(9,861)	(12,959)	(16,063)	(46,431)
Net loss	(18,674)	(16,841)	(21,695)	(103,292)	(160,502)

	Year Ended December 31, 2004 (As Previously Reported)
	First	Second	Third	Fourth	Year
Net revenues	$—	$—	$—	$—	$—
Operating loss	(7,548)	(9,861)	(12,959)	(16,063)	(46,431)
Net loss	(6,770)	(35,031)	(12,470)	(107,646)	(161,917)

*	See Note 14.

WYNN LAS VEGAS, LLC

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(In Thousands)

Description	Balance at January 1, 2005	Provision for Doubtful Accounts	Write-offs, net of Recoveries	Balance at December 31, 2005
Allowance for doubtful accounts	—	16,304	(492)	15,812

Description	Balance at January 1, 2004	Provision for Doubtful Accounts	Write-offs, net of Recoveries	Balance at December 31, 2004
Allowance for doubtful accounts	—	—	—	—

Description	Balance at January 1, 2003	Provision for Doubtful Accounts	Write-offs, net of Recoveries	Balance at December 31, 2003
Allowance for doubtful accounts	—	—	—	—