Form 10-K/A
period 2005-12-31
WYNN LAS VEGAS LLC
filed 2006-04-11
CIK 1180638

-------------------------------------------------------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------

                                   FORM 10-K/A
                                (Amendment No. 1)
                             ----------------------


|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year ended December 31, 2005

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period          to

                          Commission File No. 333-98369
                             ----------------------

                               WYNN LAS VEGAS, LLC
             (Exact name of registrant as specified in its charter)


                    NEVADA                                    46-0484987
(State or other jurisdiction of incorporation              (I.R.S. Employer
               or organization)                         Identification Number)

            3131 Las Vegas Boulevard South - Las Vegas, Nevada 89109
               (Address of principal executive offices) (Zip Code)

                                 (702) 770-7555
              (Registrant's telephone number, including area code)
                             ----------------------

           Securities registered pursuant to Section 12(b) of the Act:

                                      None

           Securities registered pursuant to Section 12(g) of the Act:

                                      None
                             ----------------------


     Indicate by check mark if the registrant is a well-known seasoned issuer,
as defined in Rule 405 of the Securities Act.     Yes   |_|     No  |X|

     Indicate by check mark if the registrant is not required to file reports
pursuant to Section 13 or Section 15(d) of the Act.    Yes   |_|    No  |X|

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes |X|    No |_|

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.      |X|

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.


Large accelerated filer |_|  Accelerated filer |_|    Non-accelerated filer |X|

     Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).    Yes    |_|     No   |X|

     The aggregate market value of the registrant's voting interests held by non-affiliates on June 30, 2005 was $0. Wynn Resorts Holdings, LLC owns all of the membership interests of the registrant as of March 27, 2006.

                                EXPLANATORY NOTE

     This Amendment No. 1 to Annual Report on Form 10-K/A (this "Amendment") is being filed to correct certain information regarding executive compensation in
Item 11 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the Securities and Exchange Commission on March 31, 2006 (the "Original Filing"). Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as a result of this Amendment, the certifications filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, included as exhibits to the Original Filing, have been amended, restated, re-executed and re-filed as of the date of this Amendment and are included as Exhibits 31.1 and 31.2 hereto.

     Except for the matters described above, this Amendment does not modify or update disclosures in, or exhibits to, the Original Filing. Furthermore, this Amendment does not change any previously reported financial results, nor does it reflect events occurring after the date of the Original Filing.

-------------------------------------------------------------------------------

Item 11. Executive Compensation

     The following table sets forth the compensation paid or accrued by the Company to the Chief Executive Officer of the Company (or persons acting in a similar capacity) and to each of the four most highly compensated executive officers of the Company (other than the Chief Executive Officer) (collectively, the "Named Executive Officers"), for services rendered to the Company and its affiliates in all capacities during the last completed fiscal year.



                                          SUMMARY COMPENSATION TABLE

                                                                                                      Long-Term
                                                         Annual Compensation                        Compensation
                                             ---------------------------------------------    ------------------------
                                                                                                       Awards
                                                                                              ------------------------
                                                                                                           Securities      All
                                                                                               Restricted  Underlying     Other
                                                                                Other Annual      Stock     Options/      Comp-
                                                          Salary      Bonus     Compensation    Award(s)      SARs       nsation
Name and Principal Position                     Year       ($)         ($)        ($)(2)(3)      ($)(4)       (#)       e($)(1)
--------------------------------------------    -----  -----------  ----------  ------------   ----------  ----------=  --------
Marc D. Schorr (5)
Chief Executive Officer and President           2005   $1,000,000   $1,500,000    $119,781     $8,425,000   --          $11,202

Andrew Pascal (5)
Chief Operating Officer and President           2005   $   400,731  $   300,000    $--           $--           100,000   $   370

David Sisk
Chief Financial Officer and Senior Vice         2005   $   350,000  $   250,000    $--           $--           100,000   $ 6,660
   President

Matt Maddox
Senior Vice President--Business Development      2005  $   337,886  $   150,000    $ 61,321      $--            50,000   $  6,589

Richard Cotter
Executive Vice President--Hotel Operations       2005  $   407,692  $    75,000    $--           $--             --      $  7,266

Robert Oseland
Executive Vice President--Casino Operations      2005  $   300,000  $   175,000    $--           $--             --      $  7,065

Arthur Nathan
Chief Human Resources Officer and Senior        2005   $   300,000  $    60,000    $--           $--             --      $  7,590
   Vice President

-----------------------

(1)  The following amounts are included in All Other Compensation: (i) the Company's matching contributions made in fiscal year 2005 to Wynn Resorts' 401(k) Plan, as follows: Marc D. Schorr ($6,300), Andrew Pascal
     ($0), David Sisk ($6,300), Matt Maddox ($6,300), Richard Cotter ($6,300), Robert Oseland ($6,300) and
     Arthur Nathan ($6,300) and (ii) executive life insurance premiums paid in 2005, as follows: Marc D.
     Schorr ($4,902), Andrew Pascal ($370), David Sisk ($360), Matt Maddox ($289), Richard Cotter ($966),
     Robert Oseland ($270) and Arthur Nathan ($1,290). The Company also paid $495 for cellular service for
     Mr. Oseland during 2005.

(2)  Included in Other Annual Compensation of Mr. Schorr in 2005, is $119,781 attributable to personal use of the Company's and Wynn Resorts' corporate aircraft. The amount attributable to personal use by the executive includes the allocated variable expenses of maintaining and operating the aircraft allocated to the executive's personal use using Internal Revenue Services principles, to the extent that the allocated expenses exceed amounts paid by the executive. The amount paid by the executive is determined by reference to the Internal Revenue Service's Standard Industry Fare Level ("SIFL") tables. Internal
     Revenue Service rules prohibit the Company from deducting the amount attributable to personal use. The
     SIFL amount is used by the Company and its executives for tax reporting purposes.

(3)  Included in Other Annual Compensation for Mr. Maddox was approximately $61,321 paid for housing and relocation costs.

(4)  On December 27, 2004, subject to certain conditions, the Compensation Committee approved a grant to
     Mr. Schorr of 125,000 shares of restricted stock for services rendered during 2004. This grant became effective on February 3, 2005. Twenty (20) percent of the grant vests annually over a five-year period beginning with December 15, 2005. As of December 31, 2005, the value of the unvested portion of
     Mr. Schorr's grant was $5,485,000, based on a closing price of $54.85 per share on December 30, 2005.
     There are no voting rights associated with any unvested shares and any distributions or dividends with respect to unvested shares are held by the Company and are released only upon vesting.

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



                                                                                           Potential Realizable Value at
                                                                                              Assumed Annual Rates of
                                                                                             Stock Price Appreciation
                                                 Individual Grants                                For Option Term
                          --------------------------------------------------------------   -----------------------------
                              Number of        Percent of Total   Exercise
                             Securities        Options Granted     or Base
                          Underlying Options   to Employees in      Price     Expiration
Name                        Granted (#)       Fiscal Year (1)     ($/Share)      Date        5% ($)        10% ($)
-----------------------   ------------------  -----------------  ----------   ----------   -----------  ---------------

Marc D. Schorr.........             --                 --            --            --              --             --

Andrew Pascal..........        100,000(2)           7.54%         $    56.67   08/01/15    $ 3,563,946  $    9,031,739

David Sisk.............        100,000(2)           7.54%         $    56.67   08/01/15    $ 3,563,946  $    9,031,739

Matt Maddox............         50,000(3)           3.77%         $    51.08   11/07/15    $ 1,606,197  $    4,070,418

Richard Cotter.........             --                 --            --          --              --               --

Robert Oseland.........             --                 --            --          --              --               --

Arthur Nathan..........             --                 --            --          --              --               --

-----------------------

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



                                                              Number of Securities             Value of Unexercised
                                                          Underlying Unexercised Options      In-the-Money Options at
                                                               at December 31, 2005          December 31, 2005 (1)
                                   Options       Value    ------------------------------   ---------------------------
Name                              Exercised     Realized     Exercisable   Unexercisable   Exercisable   Unexercisable
-------------------------------  ----------  ------------    ------------  -------------   ------------  -------------

Marc D. Schorr.................         --            --        100,000        100,000     $ 3,945,000    $ 3,945,000

Andrew Pascal..................      5,000  $    264,300         28,750        141,250     $ 1,013,250    $ 1,342,800

David Sisk.....................         --            --         37,500        137,500     $ 1,307,250    $ 1,307,250

Matt Maddox....................         --            --         43,750        106,250     $ 1,273,125    $   941,625

Richard Cotter.................         --            --         37,500         37,500     $ 1,307,250    $ 1,307,250

Robert Oseland.................     12,500  $    653,750         18,750         18,750     $   753,125    $   753,125

Arthur Nathan..................         --            --         12,500         12,500     $   493,125    $   493,125

-----------------------

(1)   Options are "in-the-money" if, on December 31, 2005, the market price of Wynn Resorts' common stock exceeded the exercise price of such options. The value of such options is calculated by determining the difference between the aggregate market price of Wynn Resorts' common stock covered by the options on
      December 31, 2005, and the aggregate exercise price of such options. The market price of Wynn Resorts stock on December 31, 2005 was $54.85.


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

     Each non-employee director, other than non-employee directors who beneficially own more than five percent of Wynn Resorts' issued and outstanding common stock, received an immediately exercisable option grant for 10,000 shares of Wynn Resorts' common stock upon their initial appointment to the Board of Directors. In addition, on May 1, 2005, each member of the Board of Directors, other than Messrs. Wynn, Okada, Kramer and Mrs. Wynn, were granted an option to purchase 10,000 shares of Wynn Resorts' common stock. This option grant vests pro rata over a four year period and has a per share exercise price of $52.94, the fair market value of Wynn Resorts' common stock on the date of grant.

     Robert J. Miller, a member of the Board of Directors, also receives a $50,000 annual retainer for his service as the Chairman of the Company's Gaming Compliance Committee.

Employment Agreements

     Wynn Resorts or the Company has entered into employment agreements with each of the Named Executive Officers:

     o Mr. Schorr's employment agreement was effective as of October 25, 2002 and terminates on October 25, 2007. His employment agreement provides for an annual base salary of $750,000 for the first year and $1,000,000 for the remainder of the term of his employment agreement.

     o Mr. Pascal's employment agreement was effective as of July 21, 2005 and terminates on November 7, 2009. His employment agreement provides for an annual base salary of $750,000 for each year during of the term of his employment agreement.

     o Mr. Sisk's employment agreement was effective as of October 27, 2003 and terminates on October 27, 2007. His employment agreement provides for an annual base salary of $350,000.

     o Mr. Maddox's employment agreement was effective as of October 1, 2005 and terminates on March 17, 2011. His employment agreement provides for an annual base salary of $375,000; increasing to $400,000 on September 30, 2006.

     o Mr. Cotter's employment agreement was effective as of October 20, 2003 and terminated on October 20, 2007. His employment agreement provides for an annual base salary of $400,000 for the remainder of the term of the agreement. Mr. Cotter's employment agreement was terminated effective March 30, 2006.

     o Mr. Oseland's employment agreement was effective as of July 1, 2001 and terminates on July 1, 2007. His employment agreement provides for an annual base salary of $300,000 and a guaranteed annual bonus of $125,000 during the term of the agreement. In addition, Mr. Oseland shall receive an incentive bonus of $250,000 upon the sixth anniversary of the effective date of his employment.

     o Mr. Nathan's employment agreement is effective as of January 6, 2003 and terminates on January 6, 2007. Mr. Nathan's employment agreement provides for an annual base salary of $300,000 for each year of his term.

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

     If Wynn Resorts terminates Marc Schorr's employment agreement for "cause," or if Mr. Schorr terminates his employment upon Wynn Resorts' material breach of his employment agreement or for "good reason" following a "change of control" (as these terms are defined in his employment contracts), Wynn Resorts will pay the Mr. Schorr a separation payment in a lump sum equal to the following:

     (a) Mr. Schorr's base salary for the remainder of the term of the employment agreement, but not for less than one year;

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

     With the exception of Messrs. Schorr, Maddox and Nathan, if we or Wynn Resorts terminate any of the other Named Executive Officers employment agreement for "cause," or if executive terminates his employment upon our or Wynn Resorts' material breach of his employment agreement or for "good reason" following a "change of control" (as these terms are defined in his employment contracts), we or Wynn Resorts, as the case may be, will pay the executive a separation payment equal to:

      (a)   twelve months of the executive's base salary;

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

     If the employment of any of the Named Executive Officers is terminated for any reason, other than as described above, before the expiration of the term (e.g., because of the executive's death, disability, discharge for cause or revocation of gaming license), we or Wynn Resorts, as the case may be, will pay the executive only his base salary and any accrued but unpaid vacation pay through his termination date.

     We will also provide to Mr. Schorr and his family the right to personal use of our aircraft, and have entered into a time-sharing agreement with him that requires, among other things, that he pay to us his and his family's share of the direct costs that we incur in operating the aircraft, up to an amount determined by using the Internal Revenue Service Standard Industry Fare Level
(SIFL) tables.

Compensation Committee Interlocks and Insider Participation

     The members of the Compensation Committee of Wynn Resorts' Board of Directors (the "Compensation Committee") are appointed by the Board of Directors each year. The current members of the Compensation Committee, Messrs. Moran, Miller, Wayson and Zax, were appointed on May 2, 2005. No member of the Compensation Committee is, or was, formerly one of our officers or employees. No interlocking relationship exists between the Board of Directors or Compensation Committee and the board of directors or compensation committee of any other company, nor has any interlocking relationship existed in the past.



Item 15. Exhibits and Financial Statement Schedules

(a) 3. Exhibits


                                 EXHIBIT INDEX


    Exhibit No.                            Description
-----------------    ----------------------------------------------------------

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


                                 WYNN LAS VEGAS, LLC

                                 By:  WYNN RESORTS HOLDINGS, LLC
                                          its sole member

                                 By: WYNN RESORTS, LIMITED
                                     its sole member


                                 By      /s/    JOHN STRZEMP
Dated: April 11, 2006              --------------------------------------------
                                                John Strzemp
                                   Executive Vice President and Chief Financial
                                         Officer of Wynn Resorts, Limited

                                                                 Exhibit 31.1

                  Certification of the Chief Executive Officer
           Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Andrew Pascal, certify that:

1. I have reviewed this Amendment No. 1 to Annual Report on Form 10-K/A of Wynn Las Vegas, LLC;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

     a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: April 11, 2006



                                       /S/    ANDREW PASCAL
                                       --------------------------------------
                                       Andrew Pascal
                                       Chief Operating Officer and President
                                       (Principal Executive Officer)

                                                                 Exhibit 31.2

                  Certification of the Chief Financial Officer
           Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, David Sisk, certify that:

1. I have reviewed this Amendment No. 1 to Annual Report on Form 10-K/A of Wynn Las Vegas, LLC;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

     a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: April 11, 2006


                                        /s/    DAVID SISK
                                        ----------------------------------
                                        David Sisk
                                        Chief Financial Officer and
                                        Senior Vice President
                                        (Principal Financial Officer and
                                        Principal Accounting Officer)