Form 10-Q
period 2006-03-31
WYNN LAS VEGAS LLC
filed 2006-05-15
CIK 1180638

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Wynn Resorts Holdings, LLC owns all of the membership interests of the Registrant as of May 1, 2006.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands)

(unaudited)

	March 31, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$123,346	$87,777
Restricted cash and investments	32,460	44,498
Receivables, net	66,382	88,367
Inventories	47,317	39,884
Prepaid expenses	17,029	18,381

Total current assets	286,534	278,907

Restricted cash and investments	331,942	350,259
Note receivable from Wynn Resorts, Limited	83,767	82,267
Property and equipment, net	2,310,841	2,324,794
Intangible assets, net	18,913	21,163
Deferred financing costs	58,138	60,530
Deposits and other assets	66,355	73,559
Investment in unconsolidated affiliates	4,462	4,349

Total assets	$3,160,952	$3,195,828

LIABILITIES AND MEMBER’S EQUITY
Current liabilities:
Current portion of long term debt	$14,821	$14,728
Accounts and construction payables	25,282	27,661
Accrued interest	29,615	8,033
Accrued compensation and benefits	25,426	24,291
Other accrued expenses	30,060	25,536
Customer deposits and other related liabilities	38,348	66,120
Due to affiliates	33,392	55,363

Total current liabilities	196,944	221,732

Long-term debt	1,737,209	1,748,510
Due to affiliates	591	757

Total liabilities	1,934,744	1,970,999

Commitments and contingencies

Member’s equity:
Contributed capital	1,447,572	1,445,785
Accumulated deficit	(221,364)	(220,956)

Total member’s equity	1,226,208	1,224,829

Total liabilities and member’s equity	$3,160,952	$3,195,828

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands)

(unaudited)

	Three Months Ended March 31,
	2006	2005
		(As Restated— See Note 12)
Operating revenues:
Casino	$126,514	$—
Rooms	68,178	—
Food and beverage	74,634	—
Entertainment, retail and other	49,092	—

Gross revenues	318,418	—
Less promotional allowances	(41,057)	—

Net revenues	277,361	—

Operating costs and expenses:
Casino	63,236	—
Rooms	16,985	—
Food and beverage	44,759	—
Entertainment, retail and other	32,264	4
General and administrative	42,210	—
Provision for doubtful accounts	2,946	—
Management fees	4,160	—
Pre-opening costs	18	29,091
Depreciation and amortization	38,949	1,511
Contract termination fee	5,000	—
Property charges and other	4,949	53

Total operating costs and expenses	255,476	30,659
Equity in income from unconsolidated affiliates	363	—

Operating income (loss)	22,248	(30,659)

Other income/(expense):
Interest income	5,982	3,751
Interest expense	(31,993)	—
Increase in swap fair value	3,355	7,700

Other income (expense), net	(22,656)	11,451

Net loss	$(408)	$(19,208)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Three Months Ended March 31,
	2006	2005
		(As Restated— See Note 12)
Cash flows from operating activities:
Net loss	$(408)	$(19,208)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	38,949	1,511
Stock based compensation	1,787	—
Amortization and writeoff of deferred financing costs and other	3,244	1,373
Provision for doubtful accounts	2,946	—
Property charges and other	4,949	(12)
Equity in income of unconsolidated affiliates, net of distributions	(113)	—
Change in fair value of interest rate swaps	(3,355)	(7,700)
Increase (decrease) in cash from changes in:
Receivables	17,539	(508)
Inventories and prepaid expenses	(6,081)	(5,981)
Accounts payable and accrued expenses	(2,910)	37,407
Due to affiliates	4,160	—

Net cash provided by operating activities	60,707	6,882

Cash flows from investing activities:
Capital expenditures	(37,504)	(268,894)
Restricted cash and investments	30,355	(48,705)
Intangibles and other assets	6,625	(21,887)
Proceeds from sale of assets	—	23
Due to affiliates	(13,383)	(9,276)

Net cash used in investing activities	(13,907)	(348,739)

Cash flows from financing activities:
Principal payments on long-term debt	(11,231)	—
Proceeds from issuance of long-term debt	—	373,436

Net cash (used in) provided by financing activities	(11,231)	373,436

Cash and cash equivalents:
Increase in cash and cash equivalents	35,569	31,579
Balance, beginning of period	87,777	25,691

Balance, end of period	$123,346	$57,270

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED SUBSIDIARY OF WYNN RESORTS, LIMITED)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization and Basis of Presentation

Organization

Wynn Las Vegas, LLC was formed on April 17, 2001 as a Nevada limited liability company. Originally named Hotel A, LLC; its name was changed to Wynn Las Vegas, LLC on May 15, 2002. Unless the context otherwise requires, all references herein to the “Company” refer to Wynn Las Vegas, LLC, a Nevada corporation and its consolidated subsidiaries, including for periods when the Company was named Hotel A, LLC. The sole member of the Company is Wynn Resorts Holdings, LLC (“Holdings”). The sole member of Holdings is Wynn Resorts, Limited (“Wynn Resorts”). The Company was organized primarily to construct and operate “Wynn Las Vegas,” a destination resort and casino on the site of the former Desert Inn Resort and Casino (the “Desert Inn”) on “the Strip” in Las Vegas, Nevada. Wynn Las Vegas opened to the public on April 28, 2005.

Wynn Las Vegas Capital Corp. (“Wynn Capital”) is a wholly owned subsidiary of the Company incorporated on June 3, 2002, solely for the purpose of obtaining financing for Wynn Las Vegas. Wynn Capital is authorized to issue 2,000 shares of common stock, par value $0.01. At March 31, 2006, the Company owned the one share that was issued and outstanding. Wynn Capital has neither any significant net assets nor has had any operating activity. Its sole function is to serve as the co-issuer of the mortgage notes described herein. Wynn Las Vegas, LLC and Wynn Capital together are hereinafter referred to as the “Issuers.”

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

The accompanying condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results for the interim periods have been made. The results for the three months ended March 31, 2006 are not necessarily indicative of results to be expected for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Certain amounts in the quarter ended March 31, 2005 condensed consolidated financial statements have been reclassified to conform to the quarter ended March 31, 2006 presentation as follows:

•	Amounts in the statements of operations classified as “cost of water” for the quarter ended March 31, 2005 have been reclassified as “entertainment, retail and other expenses” for the quarter ended March 31, 2006; and

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED SUBSIDIARY OF WYNN RESORTS, LIMITED)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

•	Amounts in the statements of operations classified as “(gain)/loss on sales of assets” and “loss from incidental operations” for the quarter ended March 31, 2005 have been reclassified as “property charges and other” for the quarter ended March 31, 2006.

These reclassifications had no effect on the previously reported net loss.

2. Summary of Significant Accounting Policies

Accounts receivable and credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of casino accounts receivable. The Company issues credit in the form of “markers” to approved casino customers following investigations of creditworthiness. At March 31, 2006, approximately 60% of the Company’s receivables were due from customers residing in foreign countries. Business or economic conditions or other significant events in these countries could affect the collectibility of such receivables.

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

Inventories

Inventories consist of retail, food and beverage items, which are stated at the lower of cost or market value. Cost is determined by the first-in, first-out and specific identification methods.

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

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED SUBSIDIARY OF WYNN RESORTS, LIMITED)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The retail value of accommodations, food and beverage, and other services furnished to guests without charge is included in gross revenue and then deducted as promotional allowances. The estimated cost of providing such promotional allowances for the three months ended March 31, 2006 is primarily included in casino expenses as follows (amounts in thousands):

Rooms	$6,128
Food & Beverage	15,847
Entertainment, retail and other	2,630

Total	$24,605

Advertising Costs

The Company expenses advertising costs the first time the advertising runs. Advertising expenses incurred in development periods are included in pre-opening expenses. Since the opening of Wynn Las Vegas on April 28, 2005, advertising costs have been included in general and administrative expenses. Total advertising expenses included in general and administrative expenses for the three months ended March 31, 2006 were approximately $5.3 million. Prior to the opening of Wynn Las Vegas, advertising expenses were charged to pre-opening expenses. Total advertising expenses included in pre-opening expenses during the three months ended March 31, 2005 were approximately $2.5 million.

Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share Based Payment.” This statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and supercedes APB Opinion No. 25 and related interpretations. SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services or incurs a liability in exchange for goods and services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. It requires an entity to measure the costs of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and recognize that cost over the service period. The Company adopted this statement on January 1, 2006 under the modified prospective method and using the Black-Scholes valuation model to value the equity instruments issued. In applying the modified prospective method, financial statements of prior periods presented do not reflect any adjusted amounts (i.e. prior periods do not include compensation cost calculated under the fair value method).

In March 2005, the SEC issued Staff Accounting Bulleting (“SAB”) No. 107, “Share-Based Payment” to provide interpretive guidance on SFAS No. 123(R) valuation methods, assumptions used in valuation models, and the interaction of SFAS No. 123(R) with existing SEC guidance. SAB No. 107 also requires the classification of stock compensation expense in the same financial statement line items as cash compensation, and therefore impacts the Company’s departmental expenses (and related operating margins), pre-opening costs and construction in progress for the Company’s development projects, and the Company’s general and administrative expenses.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED SUBSIDIARY OF WYNN RESORTS, LIMITED)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The adoption of SFAS No. 123(R) and the related interpretations resulted in the Company’s recognition of approximately $1.8 million of compensation cost related to grants of options for the common stock of Wynn Resorts in the following divisions for the three months ended March 31, 2006 (amounts in thousands):

Casino	$651
Rooms	141
Food & Beverage	271
Entertainment, retail and other	60
General and administrative	664

Total	$1,787

As permitted by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of SFAS No. 123,” the Company continued to apply the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its employee stock-based compensation for the three months ended March 31, 2005. Accordingly, compensation expense was recognized only to the extent that the market value at the date of grant exceeds the exercise price. The following table illustrates the effect on the net loss that would have resulted had the Company applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” to stock-based employee compensation during the three months ended March 31, 2005 (amounts in thousands):

Net loss as reported	$(19,208)
Add: stock-based compensation recorded	—
Less: total stock-based employee compensation expenses determined under the fair-value based method for all awards	(744)

Proforma net loss	$(19,952)

Further information on the Company’s share-based compensation arrangements is included in Note 10. Share-based Compensation.

3. Supplemental Disclosure of Cash Flow Information

Interest paid for the three months ended March 31, 2006 and 2005 totaled approximately $10.7 million and $4.2 million, respectively. Interest capitalized for the three months ended March 31, 2006 and 2005 totaled approximately $276,000 and $26.7 million, respectively.

Stock-based compensation related to employees of affiliates dedicated to the construction or enhancement of Wynn Las Vegas and the development of Encore that was capitalized into construction in progress for the three months ended March 31, 2006 and 2005 totaled approximately $539,000 and $539,000, respectively.

During the three months ended March 31, 2006 approximately $13.5 million of capital expenditures were made to reduce construction payables and retention recorded through amounts due to affiliates. During the three months ended March 31, 2005 capital expenditures exclude an approximately $30.9 million increase to construction payables and retention recorded through amounts due to affiliates.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED SUBSIDIARY OF WYNN RESORTS, LIMITED)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

4. Related Party Transactions

Note Receivable from Wynn Resorts

On August 15, 2005, the Company borrowed $80.0 million under its revolving credit facility. The proceeds were loaned to Wynn Resorts as part of the financing of Wynn Resorts’ casino resort facility currently under construction in the Macau Special Administrative Region of the People’s Republic of China (“Macau”), known as “Wynn Macau.” Interest is payable semi-annually at 7.5% per annum. Unpaid principal and interest is due at maturity on August 15, 2012. Included in the balances as of March 31, 2006 and December 31, 2005, is approximately $3.8 million and $2.3 million, respectively, of accrued interest receivable related to this note.

Amounts Due to Affiliates, Net

As of March 31, 2006, the Company’s net due to affiliates was primarily comprised of construction payables of approximately $12.3 million, construction retention of approximately $10.7 million, a management fee of approximately $15.0 million (equal to 1.5% of revenues and payable upon meeting certain leverage ratios as specified in the documents governing the Company’s credit facilities), and net amounts receivable from affiliates totaling $4.0 million (primarily corporate allocations discussed below). As of December 31, 2005, the Company’s net due to affiliates was primarily comprised of construction payables of approximately $22.4 million, construction retention of approximately $14.1 million, a management fee of approximately $10.8 million (equal to 1.5% of revenues and payable upon meeting certain leverage ratios as specified in the documents governing the Company’s credit facilities) and other operating liabilities (primarily corporate allocations discussed below) of $8.8 million.

Immediately prior to the opening of Wynn Las Vegas, the Company settled amounts due to affiliates through equity transactions. Subsequent to opening Wynn Las Vegas on April 28, 2005, the Company periodically settles amounts due to affiliates with cash receipts and payments, except for the management fee, which is payable upon meeting certain leverage ratios specified in the documents governing the Company’s credit facilities.

Corporate Allocations

The accompanying condensed consolidated statements of operations include allocations from Wynn Resorts for legal, accounting, human resource, information services, real estate, and other corporate support services. The corporate support service allocations have been determined on a basis that Wynn Resorts and the Company consider to be reasonable estimates of the utilization of service provided or the benefit received by the Company. The allocation methods include specific identification, relative cost, square footage and headcount. However, Wynn Resorts maintains corporate offices at Wynn Las Vegas without charge from the Company. The Company settles these corporate allocation charges with Wynn Resorts on a periodic basis as discussed in “Amounts Due to Affiliates” above. During the three months ended March 31, 2006 approximately $3.3 million was charged to the Company for such corporate allocations.

Amounts Due to Officers

The Company periodically provides services to Stephen A. Wynn, Chairman of the Board, Chief Executive Officer and one of the principal stockholders of Wynn Resorts (“Mr. Wynn”), and certain other executive officers of Wynn Resorts, including the personal use of corporate aircraft and household employees, construction work and other personal services. The Company charges Wynn Resorts for such services. Mr. Wynn and these

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED SUBSIDIARY OF WYNN RESORTS, LIMITED)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

other officers have amounts on deposit with Wynn Resorts to prepay any such items, which are replenished on an ongoing basis as needed. At March 31, 2006 and December 31, 2005, Wynn Resorts owed Mr. Wynn and the other officers approximately $325,000 and $412,000, respectively.

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

The Wynn Collection

At the opening of the Wynn Las Vegas, the resort included an art gallery that displayed rare paintings from The Wynn Collection, a private collection of fine art owned by Mr. and Mrs. Wynn. Prior to June 30, 2005, the Company leased The Wynn Collection from Mr. and Mrs. Wynn for an annual fee of one dollar ($1), and the Company was entitled to retain all revenues from the public display of The Wynn Collection and the related merchandising revenues. The Company was responsible for all expenses incurred in exhibiting and safeguarding The Wynn Collection, including the cost of insurance (including terrorism insurance) and taxes relating to the rental of The Wynn Collection. On June 30, 2005, this lease arrangement was restructured at the request of the Company. However, the material economic terms of the leasing relationship applicable to Mr. and Mrs. Wynn remained unchanged. In February 2006, the Company closed the art gallery and is converting the gallery location into additional retail stores. The artwork in the gallery has been relocated to different venues within Wynn Las Vegas. The Company continues to be responsible for all expenses in exhibiting and safeguarding The Wynn Collection.

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

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED SUBSIDIARY OF WYNN RESORTS, LIMITED)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

5. Property Charges and Other

Property charges and other consist of the following (amounts in thousands):

	Three Months Ended March 31,
	2006	2005
Loss on assets retired for remodels	$4,949	$—
Gain on sale of assets	—	(12)
Loss from incidental operations	—	65

Total property charges	$4,949	$53

6. Receivables, net

Receivables, net consist of the following (amounts in thousands):

	March 31, 2006	December 31, 2005
Casino	$67,748	$83,936
Hotel	10,696	12,660
Other	6,296	7,583

	84,740	104,179
Less: allowance for doubtful accounts	(18,358)	(15,812)

	$66,382	$88,367

7. Property and Equipment

Property and equipment consist of the following (amounts in thousands):

	March 31, 2006	December 31, 2005
Land and improvements	$599,376	$599,278
Buildings and improvements	1,166,499	1,159,363
Airplanes	44,254	44,254
Furniture, fixtures and equipment	594,744	581,977
Construction in progress	30,388	30,996

	2,435,261	2,415,868
Less: accumulated depreciation	(124,420)	(91,074)

	$2,310,841	$2,324,794

As of March 31, 2006 and December 31, 2005, construction in progress includes interest and other costs capitalized in conjunction with Encore.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED SUBSIDIARY OF WYNN RESORTS, LIMITED)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

8. Long-Term Debt

Long-term debt consists of the following (amounts in thousands):

	March 31, 2006	December 31, 2005
6-5/8% First Mortgage Notes, due December 1, 2014	$1,300,000	$1,300,000
$600.0 million Revolving Credit Facility; due December 14, 2009; interest at LIBOR plus 2.25% (approximately 6.67%)	—	10,000
$400.0 million Delay Draw Term Loan Facility; due December 14, 2011 interest at LIBOR plus 2.125% (approximately 6.975% and 6.525%)	400,000	400,000
$44.75 million note payable; due March 31, 2010; interest at LIBOR plus 2.375% (approximately 7.225% and 6.902%)	42,305	43,536
12% Second Mortgage Notes, net of original issue discount of approximately $417,000 and $440,000, respectively due November 1, 2010; effective interest at approximately 12.9%	9,725	9,702

	1,752,030	1,763,238
Current portion of long-term debt	(14,821)	(14,728)

	$1,737,209	$1,748,510

Wynn Las Vegas Credit Facilities

On March 15, 2006, the Company amended its $600 million Revolving Credit Facility and its $400 million Delay Draw Term Loan Facility (together, the “Credit Facilities”) to (a) allow the Company to issue up to $100.0 million of additional 6-5/8% First Mortgage Notes due December 1, 2014 (the “First Mortgage Notes”); (b) simplify draw procedures under the Disbursement Agreement; (c) consolidate certain accounts under the Disbursement Agreement; (d) amend and clarify certain of the conditions for the approval of the budget, plans and specifications of Encore; (e) extend the outside opening date for Encore and the outside completion date for Encore to June 30, 2009 and September 30, 2009, respectively; and (f) permit expenditures of up to $150.0 million on Encore prior to the execution of a guaranteed maximum price contract.

As of March 31, 2006, the Company was in compliance with all covenants governing the Company’s debt facilities.

9. Interest Rate Swaps

The Company has entered into interest rate swap arrangements to effectively fix the interest on floating-rate debt borrowings. The following table presents the historical asset fair values (reflected in deposits and other assets) as of March 31, 2006 and 2005 and as of December 31, 2005 and 2004 (amounts in thousands):

Asset fair value at March 31, 2006	$13,878
Asset fair value at December 31, 2005	$10,523
Asset fair value at March 31, 2005	$8,283
Asset fair value at December 31, 2004	$583

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

The Company accounts for these interest rate swaps in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”), and its related interpretations. Accordingly, during the three months ended March 31, 2006 and 2005, the Company recorded approximately $3.4 million and $7.7 million, respectively, as an increase to swap fair value, a component of other income (expense), net.

10. Share-Based Compensation

Wynn Resorts established the 2002 Stock Incentive Plan (the “Stock Plan”) which provides for the grant of (i) Incentive Stock Options (“ISO”), (ii) compensatory (i.e. non qualified) stock options (“NQSO”), and (iii) nonvested shares of Wynn Resorts’ common stock for employees, directors and independent contractors or consultants of Wynn Resorts and its subsidiaries, including the Company. However, only employees are eligible to receive incentive stock options.

A maximum of 9,750,000 shares of Wynn Resorts’ common stock has been reserved for issuance under the Stock Plan. As of March 31, 2006, 4,616,712 shares remain available for the grant of stock options or nonvested shares of Wynn Resorts common stock.

Options are generally granted at the current market price at the date of grant. The Stock Plan provides for a variety of vesting schedules, including immediate; 25% each year over four years; 33.33% for each of the third, fourth and fifth years; cliff vesting at a determined date; and others to be determined at the time of grant. All options expire ten years from the date of grant.

The fair value per option was estimated on the date of grant using the Black-Scholes option-pricing method using the following weighted-average assumptions:

	March 31,
	2006	2005
Expected dividend yield	—	—
Expected stock price volatility	32.5%	35.3%
Risk-free interest rate	4.9%	3.9%
Expected average life of options (years)	7.0	5.5

A summary of option activity under the Stock Plan relating to employees of Wynn Las Vegas as of March 31, 2006, and the changes during the three months then ended is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2006	1,705,300	$39.67
Granted	143,500	$68.24
Exercised	(83,750)	$21.75
Canceled	(52,550)	$40.08

Outstanding at March 31, 2006	1,712,500	$42.93	8.51	$58,089,200

Exercisable at March 31, 2006	437,125	$27.53	7.49	$21,561,181

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED SUBSIDIARY OF WYNN RESORTS, LIMITED)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The weighted average fair value of options granted during the three months ended March 31, 2006 and 2005 was $30.65 and $27.03, respectively. The total intrinsic value of the options exercised for the three months ended March 31, 2006 and 2005 was $3.9 million and $1.4 million, respectively. Since all deferred tax assets are fully reserved, these amounts did not create any tax benefit.

A summary of the status of the Stock Plan’s non-vested options as of March 31, 2006 and changes during the three months ended March 31, 2006, is presented below:

	Options	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2006	1,303,250	$19.10
Granted	143,500	$30.65
Vested	(118,825)	$15.67
Canceled	(52,550)	$16.60

Nonvested at March 31, 2006	1,275,375	$20.75

As of March 31, 2006, there was $25.6 million of total unrecognized compensation cost related to stock options granted under the plan. That cost is expected to be recognized on a straight-line basis over a weighted average of 3.82 years.

Stock-based compensation related to employees of affiliates dedicated to the construction or enhancement of Wynn Las Vegas and the development of Encore that was capitalized into construction in progress for the three months ended March 31, 2006 and 2005 totaled approximately $539,000 and $539,000, respectively.

11. Commitments and Contingencies

Wynn Las Vegas

Construction and Remodeling. As of March 31, 2006, approximately $15.5 million of budgeted project costs and retention amounts remained to be paid in order to close out the Wynn Las Vegas project. The Company expects these final costs to be paid in the second quarter of 2006.

In the third quarter of 2005, the Company began to make certain enhancements and refinements to Wynn Las Vegas. As a result, the Company has incurred and will continue to incur capital expenditures relating to these enhancements and refinements. Under the terms of the Wynn Las Vegas, LLC credit facilities, the Company is permitted up to $80.0 million of capital expenditures in 2006, of which approximately $6.3 million was spent during the first quarter of 2006. These spending limits do not apply to any funds that may be contributed to Wynn Las Vegas, LLC by Wynn Resorts.

Encore Development. As a result of the strong demand for the amenities and services offered by Wynn Las Vegas, the continued strength of the Las Vegas market, and the Company’s desire to maximize the potential of its substantial real estate assets, the Company is developing Encore on approximately 20 acres on Las Vegas Boulevard (the “Las Vegas Strip,” or the “Strip”), immediately adjacent to Wynn Las Vegas. On March 31, 2006, the Company’s lenders approved the $1.74 billion project budget and the related plans and specifications for Encore. Encore’s design features a 2,054-room hotel tower fully integrated with Wynn Las Vegas, consisting of 144 suites and 1,910 guest rooms, as well as an approximately 54,000 square foot casino, additional convention and meeting space, along with restaurants, nightclubs, swimming pools, a spa and salon and retail

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED SUBSIDIARY OF WYNN RESORTS, LIMITED)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

outlets. The Company commenced construction of Encore on April 28, 2006 and expects to open Encore to the public by the end of 2008. The project budget for Encore includes approximately $70.0 million to be incurred for construction of a new employee parking garage on our Koval property, a related pedestrian bridge, and costs to be incurred in connection with preparing the Broadway Theater to host “Monty Python’s Spamalot.”

Through March 31, 2006, the Company has spent approximately $76.2 million on Encore. These costs have been funded from the Credit Facilities and the First Mortgage Notes. The Company expects that the remaining proceeds from the First Mortgage Notes, together with availability under the credit facilities, and cash flow from operations, will be sufficient to pay for expenditures of up to $1.52 billion on the Encore project without incurring additional debt or receiving additional capital contributions from Wynn Resorts. Project costs exceeding $1.52 billion are expected to be funded by the issuance of up to $100.0 million of additional First Mortgage Notes and/or contributions from Wynn Resorts.

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

In February 2006, the Company agreed with the producers of “Avenue Q” to end Avenue Q’s exclusive run at Wynn Las Vegas at the end of May 2006. To terminate the contract, the Company incurred a contract termination fee of $5.0 million. This fee has been recorded in the current quarter in accordance with the liability recognition provisions of Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”). The Company intends to remodel the Broadway Theater, which currently presents “Avenue Q,” and adjacent areas to accommodate “Monty Python’s Spamalot.”

On July 20, 2005, the Company entered into an agreement with Spamalot, LLC to produce and present “Monty Python’s Spamalot” at Wynn Las Vegas. The production is expected to be accompanied by a retail store, food and beverage facilities and a themed “Spamalot Environment.” The production costs, showroom renovation costs, production completion date, and opening date have not yet been determined.

Completion Guarantee and Liquidity Reserve. As part of the original Wynn Las Vegas financing, the Company contributed $50.0 million of the net proceeds of the initial public offering of Wynn Resorts’ common stock to Wynn Completion Guarantor, LLC, a special purpose subsidiary of Wynn Las Vegas, LLC formed in October 2002 to secure completion of Wynn Las Vegas.

In addition, the Company deposited $30.0 million from the net proceeds of the initial public offering of Wynn Resorts’ common stock into a liquidity reserve account to secure the completion and opening of Wynn Las Vegas.

The liquidity reserve is solely for use of the Wynn Las Vegas project, which will be finally closed out in the second quarter of 2006. The $50.0 million completion guarantee will be reduced to $30.0 million in connection with the construction of Encore.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED SUBSIDIARY OF WYNN RESORTS, LIMITED)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Leases

Lessor – The Company is the lessor under six leases for retail operations at Wynn Las Vegas and has entered into license and distribution agreements for five additional retail outlets in Wynn Las Vegas. The Company also is a party to joint venture agreements for the operation of one other retail outlet and the Ferrari and Maserati automobile dealership at Wynn Las Vegas. Each of these retail outlets opened concurrently with the opening of Wynn Las Vegas.

Lessee – In addition, the Company is the lessee under several leases for office space, warehouse facilities, the land underlying the Company’s aircraft hangar and certain office equipment.

Self-insurance

The Company is covered under a self-insured medical plan up to a maximum of $200,000 per year for each insured person. Amounts in excess of this threshold are covered by the Company’s insurance programs, subject to customary policy limits.

Employment Agreements

The Company has entered into employment agreements with several executive officers, other members of management and certain key employees. These agreements generally have three- to five-year terms and indicate a base salary. Certain agreements also contain provisions for guaranteed bonuses. A limited number of the executives are also entitled to a separation payment if terminated without “cause” or upon voluntary termination of employment for “good reason” following a “change of control” (as these terms are defined in the employment contracts).

Litigation

The Company does not have any material litigation as of March 31, 2006.

12. Restatement

Subsequent to the issuance of the Company’s condensed consolidated financial statements for the three months ended March 31, 2005, the Company determined that its interest rate swap arrangements relating to certain of its floating-rate debt facilities did not qualify for hedge accounting under Statement of Financial Accounting Standards No. 133 and its related interpretations. The Company’s hedge documentation includes, among other items, the assumption that the repricing dates for its debt and swaps match. The documentation required to assess ineffectiveness resulting from having different repricing dates was not in place at the inception of the hedge, nor during the periods for which an assessment was required, and the Company recently determined that the repricing dates on the swap instruments did not match exactly the repricing dates on the floating-rate debt. Documentation deficiencies cannot be corrected, and quarterly testing cannot be performed, retrospectively. As a result of the documentation deficiencies, hedge accounting should not have been used. Accordingly, the Company restated its condensed consolidated financial statements for the three months ended March 31, 2005 to eliminate the application of hedge accounting. Eliminating the application of hedge accounting resulted in recording the mark to market adjustments for the interest rate swaps as increase in swap fair value, a component of other income (expense), net and not in comprehensive income, as was previously reported.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED SUBSIDIARY OF WYNN RESORTS, LIMITED)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

A summary of the significant effects of the restatement on the March 31, 2005 condensed consolidated financial statements is as follows (amounts in thousands except per share data):

	For the Three Months Ended March 31, 2005
	As Previously Reported	As Restated
Condensed Consolidated Statement of Operations:
Increase in swap fair value	$—	$7,700
Other income (expense), net	3,751	11,451
Net loss	(26,908)	(19,208)

Condensed Consolidated Statement of Cash Flows:
Net loss	$(26,908)	$(19,208)
Increase in swap fair value	$—	$(7,700)

13. Subsequent Events

On May 3, 2006, the Audit Committee confirmed the rent to be paid by Mr. and Mrs. Wynn for their villa at Wynn Las Vegas at $580,000 per year and provided that the next rent adjustment would be July 1, 2008.

14. Consolidating Financial Information of Guarantors and Issuers

The following consolidating financial statements present information related to the Issuers of the First Mortgage Notes and their guarantor subsidiaries (World Travel, LLC; Las Vegas Jet, LLC; Wynn Show Performers, LLC; Wynn Golf, LLC; Kevyn, LLC; and Wynn Sunrise, LLC) and non-guarantor subsidiary (Wynn Completion Guarantor, LLC) as of March 31, 2006 and December 31, 2005, and for the three months ended March 31, 2006 and 2005.

The following condensed consolidating financial statements are presented in the form provided because: (i) the guarantor subsidiaries are wholly owned subsidiaries of Wynn Las Vegas, LLC (an issuer of the First Mortgage Notes); (ii) the guarantee is considered to be full and unconditional (that is, if the Issuers fail to make a scheduled payment, the guarantor subsidiaries are obligated to make the scheduled payment immediately and, if they do not, any holder of the First Mortgage Notes may immediately bring suit directly against the guarantor subsidiaries for payment of all amounts due and payable); and (iii) the guarantee is joint and several.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONSOLIDATING BALANCE SHEET INFORMATION

AS OF MARCH 31, 2006

(amounts in thousands)

(unaudited)

	Issuers	Guarantor Subsidiaries	Nonguarantor Subsidiary	Eliminating Entries	Total
ASSETS
Current assets:
Cash and cash equivalents	$123,346	$—	$—	$—	$123,346
Restricted cash and investments	32,460	—	—	—	32,460
Receivables, net	66,375	7	—		66,382
Inventories	47,317	—	—	—	47,317
Prepaid expenses	16,697	332	—	—	17,029

Total current assets	286,195	339	—	—	286,534
Restricted cash and investments	280,002	—	51,940	—	331,942
Note Receivable from Wynn Resorts, Limited	83,767	—	—	—	83,767
Property and equipment, net	2,142,195	168,646	—	—	2,310,841
Intangible Assets, net	12,769	6,144	—	—	18,913
Deferred financing costs	57,929	209	—	—	58,138
Other assets	66,355	—	—	—	66,355
Investment in unconsolidated affiliates	4,263	4,462	—	(4,263)	4,462

Total assets	$2,933,475	$179,800	$51,940	$(4,263)	$3,160,952

LIABILITIES AND MEMBER’S EQUITY
Current liabilities:
Current portion of long term debt	$9,725	$5,096	$—	$—	$14,821
Accounts and construction payable	25,207	75	—	—	25,282
Accrued interest	29,615	—	—	—	29,615
Accrued compensation and benefits	24,862	564	—	—	25,426
Other accrued expenses	30,050	10	—	—	30,060
Customer deposits and other related liabilities	38,348	—	—	—	38,348
Due to affiliates, net	(151,131)	135,970	48,553	—	33,392

Total current liabilities	6,676	141,715	48,553	—	196,944
Long-term debt	1,700,000	37,209	—	—	1,737,209
Due to affiliates, net	591	—	—	—	591

Total liabilities	1,707,267	178,924	48,553	—	1,934,744

Commitments and contingencies

Member’s equity:
Contributed capital	1,447,572	12,530	—	(12,530)	1,447,572
Accumulated deficit	(221,364)	(11,654)	3,387	8,267	(221,364)

Total member’s equity	1,226,208	876	3,387	(4,263)	1,226,208

Total liabilities and member’s equity	$2,933,475	$179,800	$51,940	$(4,263)	$3,160,952

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONSOLIDATING BALANCE SHEET INFORMATION

AS OF DECEMBER 31, 2005

(amounts in thousands)

(unaudited)

	Issuers	Guarantor Subsidiaries	Nonguarantor Subsidiary	Eliminating Entries	Total
ASSETS
Current assets:
Cash and cash equivalents	$87,787	$—	$—	$(10)	$87,777
Restricted cash and investments	44,498	—	—	—	44,498
Receivables, net	88,632	—	—	(265)	88,367
Inventories	39,884	—	—	—	39,884
Prepaid expenses	17,987	394	—	—	18,381

Total current assets	278,788	394	—	(275)	278,907

Restricted cash and investments	298,826	—	51,433	—	350,259
Note Receivable from Wynn Resorts Ltd.	82,267				82,267
Property and equipment, net	2,157,169	167,625	—	—	2,324,794
Intangible assets, net	15,019	6,144	—	—	21,163
Deferred financing costs	60,308	222	—	—	60,530
Deposits and other assets	73,559	—	—	—	73,559
Investment in unconsolidated affiliates	5,135	4,349	—	(5,135)	4,349

Total assets	$2,971,071	$178,734	$51,433	$(5,410)	$3,195,828

LIABILITIES AND MEMBER’S EQUITY
Current liabilities:
Current portion of long term debt	$9,702	$5,026	$—	$—	$14,728
Accounts and construction payables	27,661	275	—	(275)	27,661
Accrued interest	8,025	8	—	—	8,033
Accrued compensation and benefits	23,892	399	—	—	24,291
Other accrued expenses	25,533	3	—	—	25,536
Customer deposits and other related liabilities	66,120	—	—	—	66,120
Due to/(from) affiliates	(125,448)	132,258	48,553	—	55,363

Total current liabilities	35,485	137,969	48,553	(275)	221,732

Long-term debt	1,710,000	38,510	—	—	1,748,510
Due to affiliates	757	—	—	—	757

Total liabilities	1,746,242	176,479	48,553	(275)	1,970,999

Commitments and contingencies

Member’s equity:
Contributed capital	1,445,785	12,530	—	(12,530)	1,445,785
Accumulated deficit	(220,956)	(10,275)	2,880	7,395	(220,956)

Total member’s equity	1,224,829	2,255	2,880	(5,135)	1,224,829

Total liabilities and member’s equity	$2,971,071	$178,734	$51,433	$(5,410)	$3,195,828

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

THREE MONTHS ENDED MARCH 31, 2006

(amounts in thousands)

(unaudited)

	Issuers	Guarantor Subsidiaries	Nonguarantor Subsidiary	Eliminating Entries	Total
Operating revenues:
Casino	$126,514	$—	$—	$—	$126,514
Rooms	68,178	—	—	—	68,178
Food and beverage	74,634	—	—	—	74,634
Entertainment, retail and other	49,455	(363)	—	—	49,092

Gross revenues	318,781	(363)	—	—	318,418
Less promotional allowances	(41,057)	—	—	—	(41,057)

Net revenues	277,724	(363)	—	—	277,361

Operating costs and expenses:
Casino	63,236	—	—	—	63,236
Rooms	16,985	—	—	—	16,985
Food and beverage	44,759	—	—	—	44,759
Entertainment, retail and other	32,264	—	—	—	32,264
General and administrative	42,996	(786)	—	—	42,210
Provision for doubtful accounts	2,946	—	—	—	2,946
Management fees	4,160	—	—	—	4,160
Pre-opening costs	18	—	—	—	18
Depreciation and amortization	37,548	1,401	—	—	38,949
Contract termination fee	5,000	—	—	—	5,000
Property charges and other	4,949	—	—	—	4,949

Total operating costs and expenses	254,861	615	—	—	255,476

Equity in income (loss) from subsidiaries	(872)	363	—	872	363

Operating income (loss)	21,991	(615)	—	872	22,248

Other income/(expense):
Interest income	5,475	—	507	—	5,982
Interest expense	(31,229)	(764)	—	—	(31,993)
Increase in swap fair value	3,355	—	—	—	3,355

Other income (expense), net	(22,399)	(764)	507	—	(22,656)

Net income (loss)	$(408)	$(1,379)	$507	$872	$(408)

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

THREE MONTHS ENDED MARCH 31, 2005 (As Restated—see Note 12)

(amounts in thousands)

(unaudited)

	Issuers	Guarantor Subsidiaries	Nonguarantor Subsidiary	Eliminating Entries	Total
Operating revenues:
Casino	$—	$—	$—	$—	$—
Rooms	—	—	—	—	—
Food and beverage	—	—	—	—	—
Entertainment, retail and other	—	—	—	—	—

Gross revenues	—	—	—	—	—
Less promotional allowances	—	—	—	—	—

Net revenues	—	—	—	—	—

Operating costs and expenses:
Casino	—	—	—	—	—
Rooms	—	—	—	—	—
Food and beverage	—	—	—	—	—
Entertainment, retail and other	4	—	—	—	4
General and administrative	—	—	—	—	—
Provision for doubtful accounts	—	—	—	—	—
Pre-opening costs	28,237	854	—	—	29,091
Depreciation and amortization	884	627	—	—	1,511
Property charges and other	73	(20)	—	—	53

Total operating costs and expenses	29,198	1,461	—	—	30,659

Equity in income (loss) from subsidiaries	(1,218)	—	—	1,218	—

Operating loss	(30,416)	(1,461)	—	1,218	(30,659)

Other income/(expense):
Interest income	3,508	1	242	—	3,751
Interest expense	—	—	—	—	—
Increase in swap fair value	7,700	—	—	—	7,700

Other income (expense), net	11,208	1	242	—	11,451

Net income (loss)	$(19,208)	$(1,460)	$242	$1,218	$(19,208)

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONSOLIDATING STATEMENTS OF CASH FLOWS INFORMATION

THREE MONTHS ENDED MARCH 31, 2006

(amounts in thousands)

(unaudited)

	Issuers	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminating Entries	Total
Cash flows from operating activities:
Net income (loss)	$(408)	$(1,379)	$507	$872	$(408)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	37,548	1,401	—	—	38,949
Stock Based Compensation	1,787	—		—	1,787
Amortization and writeoff of deferred financing costs and other	3,231	13	—	—	3,244
Equity in (income) loss from subsidiaries	872	(113)	—	(872)	(113)
Provision for doubtful accounts	2,946	—	—	—	2,946
Property charges and other	4,949	—	—	—	4,949
Increase in swap fair value	(3,355)	—	—	—	(3,355)
Increase (decrease) in cash from changes in:
Receivables	17,811	(7)	—	(265)	17,539
Inventories and prepaid expenses	(6,143)	62	—	—	(6,081)
Accounts payable and other current liabilities	(3,149)	(36)	—	275	(2,910)
Due to affiliates	4,160	—	—	—	4,160

Net cash provided by (used in) operating activities	60,249	(59)	507	10	60,707

Cash flows from investing activities:
Capital expenditures	(35,082)	(2,422)	—	—	(37,504)
Restricted cash and investments	30,862	—	(507)	—	30,355
Intangibles and other assets	6,625	—	—	—	6,625
Due (to) from affiliates	(17,095)	3,712	—	—	(13,383)

Net cash provided by (used in) investing activities	(14,690)	1,290	(507)	—	(13,907)

Cash flows from financing activities:
Principal payments on long-term debt	(10,000)	(1,231)	—	—	(11,231)

Net cash used in financing activities	(10,000)	(1,231)	—	—	(11,231)

Cash and cash equivalents:
Increase in cash and cash equivalents	35,559	—	—	10	35,569
Balance, beginning of period	87,787	—	—	(10)	87,777

Balance, end of period	$123,346	$—	$—	$—	$123,346

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONSOLIDATING STATEMENTS OF CASH FLOWS INFORMATION

THREE MONTHS ENDED MARCH 31, 2005 (As Restated—See Note 12)

(amounts in thousands)

(unaudited)

	Issuers	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminating Entries	Total
Cash flows from operating activities:
Net income (loss)	$(19,208)	$(1,460)	$242	$1,218	$(19,208)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	884	627	—	—	1,511
Amortization of deferred financing costs and other	1,373	—	—	—	1,373
Property charges and other	—	(12)	—	—	(12)
Increase in swap fair value	(7,700)	—	—	—	(7,700)
Equity in loss from subsidiaries	1,218	—	—	(1,218)	—
Increase (decrease) in cash from changes in:
Receivables, net	(576)	68	—	—	(508)
Inventories and prepaid expenses	(6,042)	61	—	—	(5,981)
Accounts payable and other current liabilities	37,224	183	—	—	37,407

Net cash provided by (used in) operating activities	7,173	(533)	242	—	6,882

Cash flows from investing activities:
Capital expenditures, net of construction payables	(267,032)	(1,862)	—	—	(268,894)
Restricted cash and investments	(48,463)	—	(242)	—	(48,705)
Purchases of other assets	(20,954)	(933)	—	—	(21,887)
Proceeds from sale of assets	—	23	—	—	23
Due (to) from affiliates	(12,582)	3,306	—	—	(9,276)

Net cash provided by (used in) investing activities	(349,031)	534	(242)	—	(348,739)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	373,436	—	—	—	373,436

Net cash provided by financing activities	373,436	—	—	—	373,436

Cash and cash equivalents:
Increase in cash and cash equivalents	31,578	1	—	—	31,579
Balance, beginning of period	25,692	(1)	—	—	25,691

Balance, end of period	$57,270	$—	$—	$—	$57,270

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with, and is qualified in its entirety by, the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q. This discussion gives effect to the restatement described in Note 12 to these condensed consolidated financial statements. Unless the context otherwise requires, all references herein to the “Company,” “we,” “us” or “our,” or similar terms, refer to Wynn Las Vegas, LLC, a Nevada limited liability company and its consolidated subsidiaries.

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Certain information included in this Quarterly Report on Form 10-Q contains statements that are forward-looking, including, but not limited to, statements relating to our business strategy and development activities as well as other capital spending, financing sources, the effects of regulation (including gaming and tax regulations), expectations concerning future operations, margins, profitability and competition. Any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, in some cases you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “would,” “could,” “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “continue” or the negative of these terms or other comparable terminology. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by us. These risks and uncertainties include, but are not limited to: conditions precedent to funding under the agreements governing the disbursement of the proceeds of certain of our debt offerings and borrowings under our credit facilities; competition in the casino/hotel and resort industries; our intention to fund a substantial portion of the development and construction costs of Encore at Wynn Las Vegas with anticipated cash flows generated at Wynn Las Vegas; new development and construction activities of competitors; our limited operating history; our dependence on Stephen A. Wynn and existing management; our dependence on one property for all of our cash flow; leverage and debt service (including sensitivity to fluctuations in interest rates); levels of travel, leisure and casino spending; general domestic or international economic conditions; pending or future legal proceedings; changes in federal or state tax laws or the administration of such laws; changes in gaming laws or regulations (including the legalization of gaming in certain jurisdictions); applications for licenses and approvals under applicable jurisdictional laws and regulations (including gaming laws and regulations); the impact that an outbreak of an infectious disease, such as avian flu, or the impact of a natural disaster, such as the tsunami which struck southeast Asia in December 2004, may have on the travel and leisure industry; and the consequences of the war in Iraq and other military conflicts in the Middle East and any future security alerts and/or terrorist attacks. Further information on potential factors that could affect our financial condition, results of operations and business are included in this report and our other filings with the Securities and Exchange Commission (“SEC”). You should not place undue reliance on any forward-looking statements, which are based only on information currently available to us. We undertake no obligation to publicly release any revisions to such forward-looking statements to reflect events or circumstances after the date of this report.

Overview

We own and operate Wynn Las Vegas, a destination casino resort in Las Vegas, Nevada, which opened on April 28, 2005. In addition, on April 28, 2006, we commenced construction on “Encore at Wynn Las Vegas” (“Encore”), a hotel and casino resort fully integrated with Wynn Las Vegas. Until the opening of Wynn Las Vegas, we were solely a development stage company.

Wynn Las Vegas

We believe Wynn Las Vegas is the preeminent destination casino resort on the Strip in Las Vegas. Wynn Las Vegas features:

•	An approximately 111,000 square foot casino offering a full range of games, including private baccarat salons, a poker room, and a race and sports book;

•	Luxury hotel accommodations in 2,716 spacious hotel rooms, suites and villas;

•	Casual and fine dining in 18 outlets featuring signature chefs, including the Five Diamond award-winning restaurant, Alex;

•	A Ferrari and Maserati automobile dealership;

•	Approximately 76,000 square feet of high-end, brand-name retail shopping, including stores and boutiques featuring Brioni, Chanel, Dior, Graff, Louis Vuitton, Jean-Paul Gaultier and Manolo Blahnik;

•	Recreation and leisure facilities, including an 18-hole golf course, five swimming pools, private cabanas and full service spa and salon; and

•	Two showrooms, a nightclub and lounge entertainment.

The resort, which is located at the intersection of the Las Vegas Strip and Sands Avenue, occupies approximately 217 acres of land fronting the Strip and utilizes approximately 18 additional acres across Sands Avenue for employee parking.

Since its opening, we have enhanced and refined Wynn Las Vegas in response to market demands and customer preferences. We expect to continue these efforts, in each case, investing in projects designed to maximize the performance of Wynn Las Vegas. In the first quarter of 2006, we began remodeling the six North Fairway Villas (the six South Fairway Villas were remodeled in 2005), closed the Wynn art gallery to begin remodeling that area to accommodate high-end retail outlets, and began certain enhancements to our spa and salon. In February, we also agreed with the producers of “Avenue Q” to end Avenue Q’s exclusive run at Wynn Las Vegas at the end of May 2006. We intend to remodel the Broadway Theater and adjacent areas to accommodate “Monty Python’s Spamalot,” winner of the 2005 Tony Award for best musical. We have not yet determined the total costs of remodeling the theater and adjacent areas, nor have we determined the opening date for “Monty Python’s Spamalot.”

Encore at Wynn Las Vegas

As a result of the strong demand for the amenities and services offered by Wynn Las Vegas, the continued strength of the Las Vegas market, and our desire to maximize the potential of our substantial real estate assets, we are constructing Encore on approximately 20 acres on the Strip, immediately adjacent to Wynn Las Vegas. On March 31, 2006, our lenders approved the $1.74 billion project budget and the related plans and specifications for Encore (the “Encore Budget, Plans and Specs”). Encore currently includes a 2,054-room hotel tower fully integrated with Wynn Las Vegas, consisting of 144 suites and 1,910 guest rooms, as well as an approximately 54,000 square foot casino, additional convention and meeting space, as well as restaurants, nightclubs, swimming pools, a spa and salon and retail outlets. We commenced construction of Encore on April 28, 2006, and expect to open it to the public by the end of 2008. The project budget for Encore includes approximately $70.0 million to be incurred for construction of a new employee parking garage on our Koval property, a related pedestrian bridge and costs to be incurred in connection with preparing the Broadway Theater to host “Monty Python’s Spamalot.”

Results of Operations

We offer gaming, hotel accommodations, dining, entertainment, retail shopping, convention services and other amenities at Wynn Las Vegas. In the first quarter of 2006, Wynn Las Vegas generated net revenues of

$277.4 million, which are comprised of $126.5 million in net gaming revenues (45.6% of total net revenues) and $150.8 million of net non-gaming revenues (54.4% of total net revenues). The quality of the resort’s non-gaming amenities, combined with providing guests with an unparalleled total resort experience, has driven a premium in Wynn Las Vegas’ average daily room rates and other non-gaming revenues. Consequently, we believe that revenues from Wynn Las Vegas’ non-gaming activities comprise a higher percentage of total revenues than that of many of its competitors.

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

We incurred a net loss for the three months ended March 31, 2006 of $408,000, which represents a $18.8 million or 98% decrease from the net loss of $19.2 million for the three months ended March 31, 2005. During the first quarter of 2005, we were solely a development stage enterprise and pre-opening expenses increased significantly as Wynn Las Vegas approached opening. In contrast, we operated Wynn Las Vegas during the entire quarter ended March 31, 2006. Since construction of Encore is accelerating, we expect that our pre-opening expenses in future periods will exceed those in the three months ended March 31, 2006. However, we no longer incur pre-opening expenses related to Wynn Las Vegas, which were a significant contributor to the net loss incurred for the three months ended March 31, 2005. We expect that pre-opening expenses in future periods will be less than those incurred during the first quarter of 2005, before opening Wynn Las Vegas.

Financial results for the three months ended March 31, 2006 compared to the three months ended March 31, 2005.

We opened Wynn Las Vegas on April 28, 2005. Prior to opening Wynn Las Vegas, we had not commenced operations, nor generated any significant revenues. Because Wynn Las Vegas was not open during the quarter ended March 31, 2005, there is no adequate comparison between the quarters ended March 31, 2006 and March 31, 2005.

Revenues

Net gaming revenues were $126.5 million for the three months ended March 31, 2006. During that period, the average table games win percentage (before discounts) was within the expected range of 19% to 22%, and the slot win percentage was within the expected range of 5% to 6% of handle.

For the three months ended March 31, 2006, Wynn Las Vegas’ gross room revenues were approximately $68.2 million. Average daily rate (“ADR”) and occupancy for that period were $293 and 95.5%, respectively, generating revenues per available room (“REVPAR”) of $279. Other non-gaming revenues included food and beverage revenues of approximately $74.6 million, retail revenues of approximately $17.2 million, entertainment revenues of approximately $20.3 million, and other revenues from outlets, including the spa and salon, of approximately $11.5 million.

Departmental, Administrative and Other Expenses

Operating expenses during the three months ended March 31, 2006 include direct departmental expenses not present in the corresponding 2005 quarter. During 2006, these departmental expenses included casino expenses of $63.2 million, rooms expenses of $17.0 million, food and beverage expenses of $44.8 million, and entertainment, retail and other expenses of $32.3 million. Also included are general and administrative expenses of approximately $42.2 million and approximately $2.9 million charged as a provision for doubtful accounts receivable. At opening, Wynn Las Vegas employed approximately 9,200 persons to accommodate increased opening needs. Natural staffing attrition has reduced the number of current employees to approximately 8,900 persons, reflecting a more normalized staffing level of approximately 7,900 full-time equivalents.

Pre-opening expenses

Wynn Las Vegas’ pre-opening expenses decreased by $29.1 million for the first three months of 2006 compared to the same period in 2005. Once it opened for business in April 2005, Wynn Las Vegas no longer incurred pre-opening expenses; however, $18,000 of pre-opening expenses relating to Encore were incurred by Wynn Las Vegas during the three months ended March 31, 2006. There also was a substantial increase in staffing immediately preceding the opening of Wynn Las Vegas, which contributed to the increased level of pre-opening expenses in the first quarter of 2005. As the Encore development progresses in 2006, we expect associated pre-opening expenses to increase, but not to the same level as we experienced with Wynn Las Vegas.

Depreciation and amortization

Wynn Las Vegas’ depreciation and amortization expense increased by $37.4 million for the first quarter of 2006 compared to the first quarter of 2005, as a result of the opening of Wynn Las Vegas. During the construction of Wynn Las Vegas, costs incurred in the construction of the buildings, improvements to land and the purchases of assets for use in operations were capitalized. Once Wynn Las Vegas opened and these assets were placed into service, we began recognizing the associated depreciation expense. The depreciation expenses will continue throughout the estimated useful lives of these assets. In addition, we continually evaluate the useful life of our property and equipment, intangibles and other assets. When circumstances require a revision to those estimates of useful life, we adjust them accordingly.

Property charges and other

In response to our evaluation of the finished product and in response to the reactions of our guests, we began to make enhancements and refinements to Wynn Las Vegas in the third quarter of 2005 and continued enhancing Wynn Las Vegas in the first quarter of 2006. The $4.9 million of costs relating to assets retired as a result of these enhancement and remodel efforts for the first quarter of 2006 have been expensed as property charges. In the first quarter of 2006, we began remodeling the six North Fairway Villas (the six South Fairway Villas were remodeled in 2005), closed the Wynn art gallery to begin remodeling that area to accommodate high-end retail outlets, and began certain enhancements to our spa and salon. There were no comparable Wynn Las Vegas property charges incurred during the first quarter of 2005. Property charges in the first quarter of 2005 instead reflect losses on the incidental operations of approximately $65,000, net of a gain on ordinary asset sales of approximately $12,000.

Management fees and allocations

Since opening Wynn Las Vegas, management fees payable to Wynn Resorts for certain corporate management services have been charged and accrued at 1.5% of revenues. For the three months ended March 31, 2006, the management fee amounted to $4.2 million. These fees will be paid upon Wynn Las Vegas, LLC meeting certain leverage ratios and satisfying certain other criteria set forth in a management agreement we entered into in connection with our credit facilities. Other allocations include certain corporate overhead charged to Wynn Las Vegas.

Avenue Q Contract Termination

In February 2006, we agreed with the producers of “Avenue Q” to end Avenue Q’s exclusive run at Wynn Las Vegas at the end of May 2006. To terminate the contract, we will pay a contract termination fee of $5.0 million. This fee has been recorded in the current quarter in accordance with the liability recognition provisions of Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”). We intend to remodel the Broadway Theater, which presents “Avenue Q,” and adjacent areas to accommodate “Monty Python’s Spamalot.” We have not yet determined the total costs of remodeling the theater and adjacent areas, nor have we determined the opening date for “Monty Python’s Spamalot.”

Other non-operating costs and expenses

Interest income increased by $2.2 million for the first quarter of 2006 compared to the first quarter of 2005. This increase is due primarily to higher interest rates earned on cash balances.

Interest expense increased by $32.0 million for the first quarter of 2006 compared to the first quarter of 2005, due primarily to the significant decrease in the amount of interest capitalized once Wynn Las Vegas opened.

We seek to manage the interest rate risk associated with our variable rate borrowings through balancing fixed-rate and variable-rate borrowings supplemented by the use of derivative financial instruments as required or considered necessary. We were required to, and did obtain through interest rate swap arrangements, interest rate protection for portions of our borrowings under our credit facilities. These interest rate swaps are accounted for in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“SFAS 133”). The fair value of the interest rate swaps are recorded as either assets or liabilities. Changes in the fair value of these interest rate swaps are recorded as non-operating income or expense in each period. During the first quarter of 2006, we recognized $3.4 million of income resulting from the increase in the fair value of our interest rate swaps from December 31, 2005 to March 31, 2006. The first quarter of 2005 includes income of $7.7 million resulting from the increase in the fair value of interest rate swaps between December 31, 2004 and March 31, 2005.

Liquidity and Capital Resources

Cash flows from operations

Our operating cash flows are primarily affected by our operating income, interest paid, and non-cash charges included in operating income. During the first quarter of 2005, we were solely a development stage company without material operations. During this period, net cash provided by operations was $6.9 million. On April 28, 2005, we opened Wynn Las Vegas. Net cash from operations in the first quarter of 2006 was $60.7 million.

Capital Resources

At March 31, 2006, we had approximately $123.3 million of cash and cash equivalents available for use without restriction, including for new development activities, enhancements to Wynn Las Vegas, or to support the development and construction of Encore.

We require a certain amount of cash on hand for operations. Otherwise we attempt to minimize the amount of cash held in banks. Accordingly, excess funds are swept from accounts into overnight investments or to repay borrowings under our credit facilities.

At March 31, 2006, we had approximately $364.4 million in cash and investments from the proceeds of our debt and equity financings, all of which is restricted for the remaining costs of Wynn Las Vegas and the construction, development and pre-opening expenses of Encore, including $80.0 million restricted for the Wynn Las Vegas liquidity reserve and completion guarantee ($30.0 million of which must be retained for Encore). Cash equivalents include investments in overnight money market funds. Restricted investments are kept in money market funds or relatively short-term, government-backed, marketable debt securities as required by agreements governing the our debt facilities.

Construction and Development

Wynn Las Vegas

As of March 31, 2006, approximately $15.5 million of budgeted project costs and retention amounts remained to be paid in order to close out the Wynn Las Vegas project. We expect these final costs to be paid in the second quarter of 2006.

In the third quarter of 2005, we began to make certain enhancements and refinements to Wynn Las Vegas. As a result, we have incurred and will continue to incur capital expenditures relating to these enhancements and refinements. Under the terms of the Wynn Las Vegas credit facilities, we are permitted to make up to $80.0 million of capital expenditures in 2006, of which we have expended approximately $6.3 million in the first quarter of 2006. The spending limit will be increased to the extent funds are contributed to Wynn Las Vegas by Wynn Resorts, Limited.

Encore at Wynn Las Vegas

Our lenders approved the Encore budget, plans and specifications on March 31, 2006. On April 28, 2006, one year after opening Wynn Las Vegas, we broke ground and commenced construction on Encore. We expect to open Encore to the public by the end of 2008.

Financing Activity

A final accounting for Wynn Las Vegas is expected in the second quarter of 2006. Wynn Las Vegas’ estimated $2.74 billion total project cost has been, and will be, funded from a combination of contributed capital from the original shareholders of Valvino Lamore, LLC (the predecessor of Wynn Resorts), proceeds from sales of our common stock, proceeds from the issuance of the 12% Second Mortgage Notes due 2010 (the “Second Mortgage Notes”) (which were discharged in connection with the December 2004 refinancing), proceeds from the issuance of the 6-5/8% First Mortgage Notes due 2014 (the “First Mortgage Notes”), and a portion of Wynn Las Vegas, LLC’s $1.0 billion credit facilities (the “Credit Facilities”), which consist of a $400 million term loan facility (the “Term Loan”) and a $600 million revolving facility (the “Revolver”).

The Revolver is available for Wynn Las Vegas’ general corporate purposes and for Encore, and any amounts repaid may be re-borrowed. In the second quarter of 2005, we borrowed $80.0 million under the Revolver and loaned it to Wynn Macau, S.A. as subordinated debt. This borrowing was repaid by Wynn Las Vegas, LLC in the third quarter of 2005; consequently, as of March 31, 2006, the entire $600.0 million Revolver was available for future borrowings for the construction of Encore or for other uses as necessary.

We have designated, and expect to continue to designate, borrowings under the Credit Facilities as Eurodollar Loans. These Eurodollar Loans bear interest at the London Interbank Offered Rate (“LIBOR”) plus 2.25% for the Revolver loans and LIBOR plus 2.125% for the Term Loan. Interest on Eurodollar Loans is payable at the end of the applicable interest period in the case of interest periods of one, two or three months, and every three months in the case of interest periods of six months. After the opening of Encore, the applicable borrowing margins for Eurodollar revolving loans will range from 1.25% to 2.5% per annum depending on Wynn Las Vegas, LLC’s leverage ratio. In addition to interest, we also pay quarterly in arrears, 0.75% per annum on the daily average of unborrowed availability under the Revolver. After the opening of Encore, the annual fee that we will be required to pay for unborrowed availability under the Revolver will be based on Wynn Las Vegas, LLC’s leverage ratio and will range from 0.25% to 0.50% per annum.

The Credit Facilities are obligations of Wynn Las Vegas, LLC and are guaranteed by each of its subsidiaries (other than Wynn Completion Guarantor, LLC). The obligations and guarantees are secured by: (1) a first priority security interest on a $30.0 million liquidity reserve account; (2) a $50.0 million completion guarantee deposit account held by Wynn Completion Guarantor, LLC; (3) the remaining previously funded proceeds of the Credit Facilities; (4) a first priority pledge of all member’s interests owned by Wynn Las Vegas, LLC in its subsidiaries (other than Wynn Completion Guarantor, LLC) and Wynn Resorts Holdings, LLC’s 100% member’s interest in Wynn Las Vegas, LLC; (5) first mortgages on all real property constituting Wynn Las Vegas, its golf course and Encore; and (6) a first priority security interest in substantially all other existing and future assets of Wynn Las Vegas, LLC and the guarantors, excluding a corporate aircraft owned by World Travel, LLC, a subsidiary of Wynn Las Vegas, LLC.

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

We have spent approximately $76.2 million on Encore through March 31, 2006. These costs have been funded from the Credit Facilities and the First Mortgage Notes. We expect that the available remaining proceeds from the First Mortgage Notes, together with availability under the Credit Facilities, and cash flow from operations, will be sufficient to pay for expenditures of up to $1.52 billion on the Encore project without incurring additional debt or receiving additional capital contributions from Wynn Resorts. Project costs exceeding $1.52 billion are expected to be funded by the issuance of up to $100.0 million of additional First Mortgage Notes and/or contributions from Wynn Resorts, Limited. On March 31, 2006, Wynn Resorts, Limited delivered an equity commitment agreement to the lenders under the Credit Facilities. Under this agreement, Wynn Resorts has committed to pay up to $215.3 million of Encore project costs if Wynn Las Vegas, LLC is unable to do so.

On March 15, 2006, we amended the Credit Facilities to (a) allow us to issue up to $100.0 million of additional First Mortgage Notes; (b) simplify draw procedures under the agreement governing our access to proceeds from our borrowings (the “Disbursement Agreement”); (c) consolidate certain accounts under the Disbursement Agreement; (d) amend and clarify certain of the conditions for the approval of the Encore budget, plans and specifications; (e) extend the outside opening date for Encore and the outside completion date for Encore to June 30, 2009 and September 30, 2009, respectively; and (f) permit expenditures of up to $150.0 million on Encore prior to the execution of a guaranteed maximum price contract.

The final costs of Wynn Las Vegas will be paid from previously funded amounts under the First Mortgage Notes and the Term Loan and the ongoing costs of Encore will be paid with funds from the following sources and in the following order of priority:

•	First, by using agreed excess cash flow from the operations of Wynn Las Vegas and any equity contributions from Wynn Resorts;

•	Second, by using any proceeds from the First Mortgage Notes (including any additional First Mortgage Notes that may be issued in the future), and the proceeds of borrowings under the Credit Facilities, until exhaustion of the First Mortgage Notes proceeds, with amounts funded 66.67% from notes proceeds and 33.33% from the Credit Facilities;

•	Third, by using proceeds of additional borrowings under the Credit Facilities; and

•	Fourth, by using the funds from the completion guarantee deposit account.

We have two interest rate swap agreements to hedge a portion of the underlying interest rate risk on borrowings under the Wynn Las Vegas Credit Facilities. See Item 3. “Quantitative and Qualitative Disclosures About Market Risk.”

Other

We also have outstanding at March 31, 2006 approximately $42.3 million of an original $44.75 million borrowing secured by our aircraft. This loan matures on May 24, 2010. Principal and interest are payable quarterly, and interest is calculated at LIBOR plus a margin of 2.375%. In addition to scheduled amortization payments, we are required to prepay the loans if certain events of loss with respect to the aircraft occur. Beginning December 31, 2006, we may prepay all or any portion of the loan, subject to a minimum prepayment of $10.0 million.

Other Liquidity Matters

We are restricted under the indenture governing the First Mortgage Notes from making certain “restricted payments” as defined in the indenture. These restricted payments include the payment of dividends or distributions to any direct or indirect holders of equity interests of Wynn Las Vegas, LLC. These restricted payments may not be made until Wynn Las Vegas has been completed and certain other financial and non-financial criteria have been satisfied. In addition the Credit Facilities contain similar restrictions.

If completion of Encore is delayed, then our debt service obligations accruing prior to the actual opening of Encore will increase correspondingly. We intend to fund the operations and capital requirements of Wynn Las Vegas from operating cash flow and remaining availability under the Credit Facilities. We cannot assure you, however, that Wynn Las Vegas will generate sufficient cash flow from operations or that future borrowings available to us under the Credit Facilities will be sufficient to enable us to service and repay our indebtedness and to fund its other liquidity needs. We may refinance all or a portion of our indebtedness on or before maturity. We cannot assure you that we will be able to refinance any of the indebtedness on acceptable terms or at all.

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

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our results of operations and liquidity and capital resources are based on our consolidated financial statements. Our consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America. Certain of our accounting policies require that management apply significant judgment in defining the appropriate assumptions integral to financial estimates. On an ongoing basis, management evaluates those estimates, including those relating to the estimated lives of depreciable assets, asset impairment, allowances for doubtful accounts, accruals for customer loyalty rewards, self insurance, contingencies, litigation and other items. Judgments are based on historical experience, terms of existing contracts, industry trends and information available from outside sources, as appropriate. However, by their nature, judgments are subject to an inherent degree of uncertainty and, therefore, actual results could differ from our estimates.

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

The remaining estimated useful lives of assets are periodically reviewed for continued applicability.

Costs relating to improvements are capitalized, while costs of building repairs and maintenance are charged to expense when incurred. The cost and accumulated depreciation of property and equipment retired or otherwise disposed of are eliminated from the respective accounts and any resulting gain or loss is included in operating income or loss.

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

Black-Scholes stock option valuation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share Based Payment.” See further discussion below under “Recently Issued Accounting Standards.” We adopted this statement on January 1, 2006 under the modified prospective method and use the Black-Scholes valuation model to measure the fair value of equity instruments issued. The Black-Scholes valuation model uses assumptions of expected volatility, risk-free interest rates, the expected term of options granted, and expected rates of dividends. Management determines these assumptions by reviewing current market rates, making industry comparisons and reviewing conditions relevant to our Company.

Allowance for Estimated Doubtful Accounts Receivable

We evaluate our reserve for bad debts based on a specific review of customer accounts as well as management’s prior experience with collection trends in the casino industry and current economic and business conditions.

A substantial portion of our outstanding receivables relates to casino credit play. Credit play represents a significant portion of the table games volume at Wynn Las Vegas. We maintain strict controls over the issuance of markers and aggressively pursue collection from those customers who fail to pay their marker balances timely. These collection efforts may include the mailing of statements and delinquency notices, personal contacts, the use of outside collection agencies, and litigation. Markers are generally legally enforceable instruments in the United States. Markers are not legally enforceable instruments in some foreign countries, but the United States assets of foreign customers may be used to satisfy judgments entered in the United States. At March 31, 2006, approximately 60% of our casino accounts receivable were owed by customers from foreign countries. The collectibility of markers given by foreign customers is affected by a number of factors including changes in currency exchange rates and economic conditions in the customers’ home countries.

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

Recently Issued Accounting Standards

In December 2004, the FASB issued SFAS No. 123(R). This statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services or incurs a liability in exchange for goods and services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. It requires an entity to measure the costs of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and recognize that cost over the service period. We adopted this statement on January 1, 2006 under the modified prospective method and use the Black-Scholes valuation model to value the equity instruments issued. In applying the modified prospective method, financial statements of prior periods presented do not reflect any adjusted amounts (i.e. prior periods do not include compensation cost calculated under the fair value method).

In March 2005, the SEC issued Staff Accounting Bulleting (“SAB”) No. 107, “Share-Based Payment” to provide interpretive guidance on SFAS No. 123(R) valuation methods, assumptions used in valuation models, and the interaction of SFAS No. 123(R) with existing SEC guidance. SAB No. 107 also requires the classification of stock compensation expense in the same financial statement line items as cash compensation, and will therefore impact our departmental expenses (and related operating margins), pre-opening costs and construction in progress for our development projects, and our general and administrative expenses.

The adoption of SFAS No. 123(R) and the related interpretations resulted in the Company’s recognition of approximately $1.8 million of compensation cost related to stock options in the following divisions (amounts in thousands):

Casino	$651
Rooms	141
Food & Beverage	271
Entertainment, retail and other	60
General and administrative	664

Total	$1,787

See Note 2. Summary of Significant Accounting Policies in the notes to the condensed consolidated financial statements, for a description of other recently issued accounting pronouncements which are relevant to the Company but which we believe will not have a material impact on the Company.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices.

Interest Rate Risks

Our primary exposure to market risk is interest rate risk associated with our debt facilities that bear interest based on floating rates. We attempt to manage interest rate risk by managing the mix of long-term fixed rate borrowings and variable rate borrowings, and using hedging activities. We cannot assure you that these risk management strategies will have the desired effect, and interest rate fluctuations could have a negative impact on our results of operations. We do not use derivative financial instruments, other financial instruments or derivative commodity instruments for trading or speculative purposes.

Interest Rate Swap Information

In 2003 and 2004, we entered into interest rate swap arrangements relating to certain of our floating-rate debt facilities. We account for these swaps under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”), and its related interpretations.

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

Concurrent with the refinancing, we entered into two new interest rate swap arrangements to hedge the underlying interest rate risk on a total of $400.0 million of borrowings under the current Wynn Las Vegas, LLC term loan facility, which bears interest at LIBOR plus 2.125%. Under each of these two interest rate swap arrangements, we receive payments at a variable rate of LIBOR and pay a fixed rate of 3.793% on the $200.0 million notional amount set forth in each of the swap instruments from February and March 2005, respectively, through December 2008. Although these interest rate swaps are highly effective economically in fixing the interest rate on these borrowings under the new term loan facility at approximately 5.9%, changes in fair value of these interest rate swaps for each reporting period are, and will continue to be, recorded as a component of other income (expense), net as the swaps do not qualify for hedge accounting.

Summary of Historical Fair Values

The following table presents the historical asset fair values of our interest rate swap arrangements (reflected in deposits and other assets) as of March 31, 2006 and 2005 and as of December 31, 2005 and 2004 (amounts in thousands):

Asset fair value at March 31, 2006	$13,878
Asset fair value at December 31, 2005	$10,523
Asset fair value at March 31, 2005	$8,283
Asset fair value at December 31, 2004	$583

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

Interest Rate Sensitivity

For the three months ended March 31, 2006, we incurred approximately $32.3 million in interest. Certain amounts of our outstanding indebtedness for the period was based upon a variable, LIBOR or HIBOR rates plus a premium. A 1% increase in the variable rates would have increased our interest cost for the three months ended March 31, 2006 by approximately $117,000.

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

(b) Changes in Internal Control Over Financial Reporting. At December 31, 2005, the Company’s controls over the formal designation, documentation and the continual evaluation and assessment of its derivative instruments were not adequately designed to determine that derivative instruments were not appropriately documented or accounted for in accordance with Statement of Financial Accounting Standards No. 133: Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”) in order to have hedge accounting treatment. Consequently, during the quarter ended March 31, 2006, the Company adopted requirements for additional consultation and review policies and procedures intended to ensure that derivative instruments, when entered into, are properly documented and accounted for in accordance with SFAS 133. Other than to address this issue, there have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 6. Exhibits

(a) Exhibits

EXHIBIT INDEX

Exhibit No.	Description
3.1	Second Amended and Restated Articles of Organization of Wynn Las Vegas, LLC. (1)

3.2	Second Amended and Restated Operating Agreement of Wynn Las Vegas, LLC. (1)

10.1	First Amendment to Employment Agreement, dated as of February 3, 2006, between Wynn Las Vegas, LLC and Andrew Pascal. (2)

10.2	Employment Agreement, dated as of October 1, 2005, between Wynn Las Vegas, LLC and Matt Maddox. (3)

10.3	Third Amendment to Credit Agreement, dated as of March 15, 2006, among Wynn Las Vegas, LLC, the Wynn Amendment Parties (as defined therein) and Deutsche Bank Trust Company Americas, as administrative Agent on behalf of the lenders (as defined therein). (4)

10.4	Third Amendment to Master Disbursement Agreement, dated as of March 13, 2006, between Wynn Las Vegas, LLC and Deutsche Bank Trust Company Americas. (4)

31.1*	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a – 14(a) and Rule 15d – 14(a).

31.2*	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a – 14(a) and Rule 15d – 14(a).

32.1*	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350.

*	Filed herewith.
(1)	Previously filed with the Registration Statement on Form S-4 (File No. 333-124052) filed by the Registrant on April 13, 2005 and incorporated herein by reference.
(2)	Previously filed with the Current Report on Form 8-K filed by the Registrant on February 9, 2006 and incorporated herein by reference.
(3)	Incorporated by reference from the Quarterly Report on Form 10-Q filed by Wynn Resorts, Limited on May 10, 2006.
(4)	Incorporated by reference from the Annual Report on Form 10-K filed by Wynn Resorts, Limited on March 16, 2006.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WYNN LAS VEGAS, LLC

	By:	WYNN RESORTS HOLDINGS, LLC
its sole member

	By:	WYNN RESORTS, LIMITED
its sole member

Dated: May 12, 2006	By	/s/ John Strzemp
John Strzemp
Executive Vice President and Chief Financial Officer of Wynn Resorts, Limited