Form 10-Q
period 2006-06-30
WYNN LAS VEGAS LLC
filed 2006-08-08
CIK 1180638

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File No. 333-100768

WYNN LAS VEGAS, LLC

(Exact name of registrant as specified in its charter)

NEVADA	88-0494875
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Wynn Resorts Holdings, LLC owns all of the membership interests of the Registrant as of August 4, 2006.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

Part I - Financial Information

Item I - Financial Statements

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands)

(unaudited)

	June 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$68,181	$87,777
Restricted cash and investments	38,939	44,498
Receivables, net	65,735	88,367
Inventories	49,951	39,884
Prepaid expenses	19,437	18,381

Total current assets	242,243	278,907

Restricted cash and investments	347,819	350,259
Note receivable from Wynn Resorts, Limited	85,267	82,267
Property and equipment, net	2,317,878	2,324,794
Intangible assets, net	31,737	21,163
Deferred financing costs, net	55,879	60,530
Deposits and other assets	68,067	73,559
Investment in unconsolidated affiliates	4,781	4,349

Total assets	$3,153,671	$3,195,828

LIABILITIES AND MEMBER’S EQUITY
Current liabilities:
Current portion of long term debt	$14,913	$14,728
Accounts payable	18,701	27,661
Accrued interest	7,808	8,033
Accrued compensation and benefits	27,953	24,291
Other accrued expenses	23,215	25,536
Customer deposits and other liabilities	36,950	66,120
Due to affiliates, net	38,241	55,363

Total current liabilities	167,781	221,732

Long-term debt	1,735,891	1,748,510
Due to affiliates, net	22,504	757

Total liabilities	1,926,176	1,970,999

Commitments and contingencies (Note 10)

Member’s equity:
Contributed capital	1,449,442	1,445,785
Accumulated deficit	(221,947)	(220,956)

Total member’s equity	1,227,495	1,224,829

Total liabilities and member’s equity	$3,153,671	$3,195,828

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
		(as Restated)		(as Restated)
Operating revenues:
Casino	$113,527	$98,715	$240,041	$98,715
Rooms	69,222	44,632	137,399	44,632
Food and beverage	77,686	48,056	152,320	48,056
Entertainment, retail and other	49,581	34,651	98,674	34,659

Gross revenues	310,016	226,054	628,434	226,062
Less: promotional allowances	(36,454)	(24,934)	(77,511)	(24,934)

Net revenues	273,562	201,120	550,923	201,128

Operating costs and expenses:
Casino	57,920	42,280	121,156	42,280
Rooms	18,140	11,780	35,125	11,780
Food and beverage	49,423	33,706	94,182	33,706
Entertainment, retail and other	34,112	20,262	66,374	20,266
General and administrative	44,198	28,319	86,409	28,318
Provision for doubtful accounts	3,652	8,611	6,598	8,611
Management fees	4,126	3,001	8,286	3,001
Pre-opening costs	176	36,795	194	65,886
Depreciation and amortization	37,618	24,057	76,568	25,568
Contract termination fee	—	—	5,000	—
Property charges and other	2,376	48	7,325	110

Total operating costs and expenses	251,741	208,859	507,217	239,526

Equity in income from unconsolidated affiliates	319	—	682	—

Operating income (loss)	22,140	(7,739)	44,388	(38,398)

Other income/(expense):
Interest income	6,123	4,084	12,105	7,835
Interest expense	(30,821)	(22,109)	(62,814)	(22,109)
Increase (decrease) in swap fair value	1,975	(5,814)	5,330	1,887

Other income (expense), net	(22,723)	(23,839)	(45,379)	(12,387)

Net loss	$(583)	$(31,578)	$(991)	$(50,785)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Six Months Ended June 30,
	2006	2005
		(as Restated)
Cash flows from operating activities:
Net loss	$(991)	$(50,785)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	76,568	25,568
Stock-based compensation	3,657	—
Amortization and writeoff of deferred financing costs and other	6,553	3,650
Equity in income of unconsolidated affiliates, net of distributions	(432)	—
Provision for doubtful accounts	6,598	8,611
Property charges and other	7,325	5
Increase in swap fair value	(5,330)	(1,887)
Increase (decrease) in cash from changes in:
Receivables	13,034	(63,681)
Inventories and prepaid expenses	(11,123)	(31,471)
Accounts payable and accrued expenses	(37,014)	100,155
Due to affiliates, net	8,286	—

Net cash provided by (used in) operating activities	67,131	(9,835)

Cash flows from investing activities:
Capital expenditures	(66,593)	(494,358)
Restricted cash and investments	7,999	278,440
Purchase of intangibles and other assets	(14,511)	(21,432)
Due to affiliates, net	(984)	(16,909)
Proceeds from sale of assets	—	23

Net cash used in investing activities	(74,089)	(254,236)

Cash flows from financing activities:
Principal payments on long-term debt	(12,479)	(19,000)
Proceeds from issuance of long-term debt	—	437,186
Payments of deferred financing costs	(159)	(7,468)

Net cash (used in) provided by financing activities	(12,638)	410,718

Cash and cash equivalents:
Increase (decrease) in cash and cash equivalents	(19,596)	146,647
Balance, beginning of period	87,777	25,691

Balance, end of period	$68,181	$172,338

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization and Basis of Presentation

Organization

Wynn Las Vegas, LLC was formed on April 17, 2001 as a Nevada limited liability company. Originally named Hotel A, LLC, its name was changed to Wynn Las Vegas, LLC on May 15, 2002. Unless the context otherwise requires, all references herein to the “Company” refer to Wynn Las Vegas, LLC, a Nevada limited liability company and its consolidated subsidiaries, including for periods when the Company was named Hotel A, LLC. The sole member of the Company is Wynn Resorts Holdings, LLC (“Holdings”). The sole member of Holdings is Wynn Resorts, Limited (“Wynn Resorts”). The Company was organized primarily to construct and operate “Wynn Las Vegas,” a destination resort and casino on the site of the former Desert Inn Resort and Casino on “the Strip” in Las Vegas, Nevada. Wynn Las Vegas opened to the public on April 28, 2005.

Wynn Las Vegas Capital Corp. (“Wynn Capital”) is a wholly owned subsidiary of the Company incorporated on June 3, 2002, solely for the purpose of obtaining financing for Wynn Las Vegas. Wynn Capital is authorized to issue 2,000 shares of common stock, par value $0.01. At June 30, 2006, Wynn Las Vegas, LLC owned the one share that was issued and outstanding. Wynn Capital has neither any significant net assets nor has had any operating activity. Its sole function is to serve as the co-issuer of the mortgage notes described below. Wynn Las Vegas, LLC and Wynn Capital together are hereinafter referred to as the “Issuers.”

Basis of Presentation

The Company commenced operations with the opening of Wynn Las Vegas on April 28, 2005. The construction and development of the Company’s expansion of Wynn Las Vegas, known as “Encore at Wynn Las Vegas” or “Encore,” is ongoing. For the periods presented prior to April 28, 2005, the Company was solely a development stage company.

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. The Company’s investment in the 50%-owned joint venture operating the Ferrari and Maserati automobile dealership inside Wynn Las Vegas is accounted for under the equity method. All significant intercompany accounts and transactions have been eliminated.

The accompanying condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results for the interim periods have been made. The results for the three and six months ended June 30, 2006 are not necessarily indicative of results to be expected for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

2. Summary of Significant Accounting Policies

Reclassifications

Certain amounts in the condensed consolidated financial statements for the three and six months ended June 30, 2005 have been reclassified to conform to the 2006 presentation as follows:

•	Amounts previously classified as “Loss on sale of assets” and “Loss from incidental operations” for the three and six months ended June 30, 2005 have been reclassified as “property charges and other”; and

•	Management fees for the three and six months ended June 30, 2005 previously included in general and administrative expenses have been reclassified as “management fees”.

These reclassifications had no effect on the previously reported net loss.

Accounts receivable and credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of casino accounts receivable. The Company issues credit in the form of “markers” to approved casino customers following investigations of creditworthiness. At June 30, 2006 and December 31, 2005, approximately 61% and 70%, respectively of the Company’s receivables were due from customers residing in foreign countries. Business or economic conditions or other significant events in these countries could affect the collectibility of such receivables.

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

Inventories

Inventories consist of retail, food and beverage items, which are stated at the lower of cost or market value. Cost is determined by the first-in, first-out, average and specific identification methods.

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

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The retail value of accommodations, food and beverage, and other services furnished to guests without charge is included in gross revenue and then deducted as promotional allowances. The estimated cost of providing such promotional allowances for the three and six months ended June 30, 2006 and 2005 is primarily included in casino expenses as follows (amounts in thousands):

	June 30, 2006		June 30, 2005
	3 months	6 months	3 months	6 months
Rooms	$5,916	$12,044	$4,150	$4,150
Food & Beverage	13,385	29,232	9,981	9,981
Entertainment, retail and other	2,126	4,756	2,258	2,258

Total	$21,427	$46,032	$16,389	$16,389

Advertising Costs

The Company expenses advertising costs the first time the advertising runs. Advertising costs incurred in development periods are included in pre-opening costs. Since the opening of Wynn Las Vegas on April 28, 2005, advertising costs relating to Wynn Las Vegas have been included in general and administrative expenses. For pre-opening periods in which they are incurred, advertising costs relating to Encore will be included in pre-opening costs. Total advertising costs for the three and six months ended June 30, 2006 and 2005 are as follows (amounts in thousands):

	June 30, 2006		June 30, 2005
Expense category:	3 months	6 months	3 months	6 months
General and administrative	$5,432	$10,771	$1,673	$1,673
Pre-opening costs	—	—	6,758	9,269

Total	$5,432	$10,771	$8,431	$10,942

Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share Based Payment.” This statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and supercedes APB Opinion No. 25 and related interpretations. SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services or incurs a liability in exchange for goods and services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. It requires an entity to measure the costs of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and recognize that cost over the service period. The Company adopted this statement on January 1, 2006 under the modified prospective method. The Company uses the Black-Scholes valuation model to determine the estimated fair value for each option grant issued. The Black-Scholes determined fair value net of estimated forfeitures is amortized as compensation cost on a straight line basis over the service period. In applying the modified prospective method, financial statements of prior periods presented do not reflect any adjusted amounts (i.e. prior periods do not include compensation cost calculated under the fair value method).

Further information on the Company’s share-based compensation arrangements is included in Note 9 Share-based Compensation.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes”. This interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. The interpretation provides guidance on classification, interest and penalties, accounting in interim periods, disclosure, and translation. This interpretation is effective for fiscal years beginning after December 15, 2006. Since the Company is a pass-through entity for tax purposes, the adoption of this statement, effective January 1, 2007, is not expected to have a material impact on the Company’s consolidated financial statements.

3. Supplemental Disclosure of Cash Flow Information

Interest paid for the six months ended June 30, 2006 and 2005 totaled approximately $59.7 million and $52.1 million, respectively. Interest capitalized for the six months ended June 30, 2006 and 2005 totaled approximately $1.4 million and $35.9 million, respectively.

Stock-based compensation related to employees dedicated to the construction of Wynn Las Vegas and Encore that was capitalized into construction in progress for the six months ended June 30, 2006 and 2005 totaled approximately $1.0 million and $1.1 million, respectively.

During the six months ended June 30, 2006 capital expenditures includes approximately $3.7 million of decreases in construction payables and retention recorded through amounts due to affiliates. During the six months ended June 30, 2005 capital expenditures includes approximately $5.5 million of decreases in construction payables and retention recorded through amounts due to affiliates.

4. Related Party Transactions

Note Receivable from Wynn Resorts

On August 15, 2005, the Company loaned $80.0 million to Wynn Resorts that further loaned those funds through its subsidiaries to Wynn Macau, S.A. as part of the financing of Wynn Macau, Wynn Resorts’ casino resort facility currently under construction in the Macau Special Administrative Region of the People’s Republic of China (“Macau”). Interest is payable semi-annually at 7.5% per annum. Unpaid principal and interest is due at maturity on August 15, 2012. Included in the balances as of June 30, 2006 and December 31, 2005, is approximately $5.3 million and $2.3 million, respectively, of accrued interest receivable related to this note.

Amounts Due to / from Affiliates, Net

As of June 30, 2006, the Company’s net due to affiliates was primarily comprised of construction payables of approximately $27.1 million, construction retention of approximately $5.7 million, a management fee of approximately $19.1 million (equal to 1.5% of revenues and payable upon meeting certain leverage ratios as specified in the documents governing the Company’s credit facilities), and amounts payable to affiliates totaling $8.8 million (primarily corporate allocations discussed below). As of December 31, 2005 the Company’s net due to affiliates was primarily comprised of construction payables of approximately $22.4 million, construction retention of approximately $14.1 million, a management fee of approximately $10.8 million (equal to 1.5% of revenues and payable upon meeting certain leverage ratios as specified in the documents governing the Company’s credit facilities) and other operating liabilities (primarily corporate allocations discussed below) of $8.8 million.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Corporate Allocations

The accompanying statements of operations include allocations from Wynn Resorts for legal, accounting, human resource, information services, real estate, and other corporate support services. The corporate support service allocations have been determined on a basis that Wynn Resorts and the Company consider to be reasonable estimates of the utilization of service provided or the benefit received by the Company. The allocation methods include specific identification, relative cost, square footage and headcount. However, Wynn Resorts maintains corporate offices at Wynn Las Vegas without charge from the Company. The Company settles these corporate allocation charges with Wynn Resorts on a periodic basis as discussed in “Amounts Due to / from Affiliates, Net” above. During the three and six months ended June 30, 2006 approximately $4.1 million and $7.4 million, respectively, was charged to the Company for such corporate allocations.

Amounts Due to Officers

The Company periodically provides services to Stephen A. Wynn, Chairman of the Board, Chief Executive Officer and one of the principal stockholders of Wynn Resorts (“Mr. Wynn”), and certain other executive officers of Wynn Resorts, including household services, construction work and other personal services. Mr. Wynn and these other officers have amounts on deposit with Wynn Resorts to prepay any such items, which are replenished on an ongoing basis as needed. At June 30, 2006 and December 31, 2005, Wynn Resorts owed Mr. Wynn and the other officers approximately $285,000 and $412,000, respectively.

Villa Suite Lease

Effective July 1, 2005, Mr. Wynn and his wife, Elaine P. Wynn (“Mrs. Wynn”), who is also a director of Wynn Resorts, lease from year to year a villa suite in the Wynn Las Vegas resort as their personal residence. Rent is determined each year by the Audit Committee of the Board of Directors of Wynn Resorts (the “Audit Committee”), and is based on the fair market value of the use of the suite accommodations. Based on third-party appraisals, the Audit Committee has determined the rent for each annual period from July 1, 2005 through June 30, 2008 is $580,000. All services for, and maintenance of, the suite are included in the rental, with certain exceptions.

The Wynn Collection

From the opening of Wynn Las Vegas through February 2006, the resort included an art gallery that displayed rare paintings from a private collection of fine art owned by Mr. and Mrs. Wynn. The Company leased the artwork from Mr. and Mrs. Wynn for an annual fee of one dollar ($1), and the Company was entitled to retain all revenues from the public display of the artwork and the related merchandising revenues. The Company was responsible for all expenses incurred in exhibiting and safeguarding the artwork, including the cost of insurance (including terrorism insurance) and taxes relating to the rental of the art. In February 2006, the Company closed the art gallery and began converting the gallery location into additional retail stores. The Company continues to lease works of art from Mr. and Mrs. Wynn for an annual fee of one dollar ($1) and continues to display certain pieces throughout Wynn Las Vegas. All expenses in exhibiting and safeguarding the artwork displayed at Wynn Las Vegas are the responsibility of the Company.

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

5. Receivables, net

Receivables, net consist of the following (amounts in thousands):

	June 30, 2006	December 31, 2005
Casino	$68,336	$83,936
Hotel	13,725	12,660
Other	5,168	7,583

	87,229	104,179
Less: allowance for doubtful accounts	(21,494)	(15,812)

	$65,735	$88,367

6. Property and Equipment

Property and equipment consist of the following (amounts in thousands):

	June 30, 2006	December 31, 2005
Land and improvements	$602,592	$599,278
Buildings and improvements	1,162,508	1,159,363
Airplane	44,254	44,254
Furniture, fixtures and equipment	599,805	581,977
Construction in progress	66,128	30,996

	2,475,287	2,415,868
Less: accumulated depreciation	(157,409)	(91,074)

	$2,317,878	$2,324,794

As of June 30, 2006 and December 31, 2005, construction in progress includes interest and other costs capitalized in conjunction with Encore.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

7. Long-Term Debt

Long-term debt consists of the following (amounts in thousands):

	June 30, 2006	December 31, 2005
6 5/8% First Mortgage Notes, due December 1, 2014	$1,300,000	$1,300,000
$600.0 million Revolving Credit Facility; due December 14, 2009; interest at LIBOR plus 2.25% (approximately 7.6% and 6.7%)	—	10,000
$400.0 million Delay Draw Term Loan Facility; due December 14, 2011 interest at LIBOR plus 2.125% (approximately 7.5% and 6.5%)	400,000	400,000
$44.75 million note payable; due March 31, 2010; interest at LIBOR plus 2.375% (approximately 7.725% and 6.902%)	41,057	43,536
12% Second Mortgage Notes, net of original issue discount of approximately $395 and $440, respectively due November 1, 2010	9,747	9,702

	1,750,804	1,763,238
Current portion of long-term debt	(14,913)	(14,728)

	$1,735,891	$1,748,510

Wynn Las Vegas Credit Facilities

On March 15, 2006, the Company amended the agreement (the “Credit Agreement”) governing its $600 million Revolving Credit Facility and its $400 million Delay Draw Term Loan Facility (together, the “Wynn Las Vegas Credit Facilities” or the “Credit Facilities”) to (a) allow the Company to issue up to $100.0 million of additional 6 5/8% First Mortgage Notes due December 1, 2014 (the “First Mortgage Notes”); (b) simplify draw procedures under the agreement governing the disbursement of funds restricted under the Credit Agreement (the “Disbursement Agreement”); (c) consolidate certain accounts under the Disbursement Agreement; (d) amend and clarify certain of the conditions for the approval of the budget, plans and specifications of Encore; (e) extend the outside opening and completion dates for Encore to June 30, 2009 and September 30, 2009, respectively; and (f) permit expenditures of up to $150.0 million on Encore prior to the execution of a guaranteed maximum price contract.

On June 30, 2006, in anticipation of a contemplated refinancing of the Credit Facilities, the Company further amended the Credit Agreement to: (i) clarify the Credit Agreement’s definition of “Consolidated Total Debt”; and (ii) change the Consolidated Interest Coverage Ratio (as defined in the Credit Agreement) applicable on Quarterly Dates (as defined in the Credit Agreement) on or prior to September 30, 2007 from 2.25:1 to 2.00:1.

On July 7, 2006, the Company engaged Deutsche Bank Trust Company Americas, Deutsche Bank Securities Inc., Bank of America, N.A. and Banc of America Securities LLC in connection with the proposed refinancing of the Wynn Las Vegas Credit Facilities.

Debt Covenant Compliance

As of June 30, 2006, the Company was in compliance with all covenants governing the Company’s debt facilities.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

8. Interest Rate Swaps

The Company has entered into interest rate swap arrangements to effectively fix the interest on the Company’s $400.0 million floating-rate term loan borrowings. The Company accounts for these interest rate swaps in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”), and its related interpretations. Accordingly, as of June 30, 2006 and December 31, 2005, the Company recorded approximately $15.8 million and $10.5 million, respectively in deposits and other assets to reflect the fair value of the interest rate swaps. The fair value approximates the amount the Company would receive if these contracts were settled at the respective valuation dates. Fair value is estimated based upon current, and predictions of future, interest rate levels along a yield curve, the remaining duration of the instruments and other market conditions, and therefore, is subject to significant estimation and a high degree of variability of fluctuation between periods.

Although these interest rate swaps are highly effective economically in fixing the interest rate on the term loan borrowings at approximately 5.9%, changes in the fair value of the interest rate swaps for each reporting period are recorded in the increase (or decrease) in swap fair value as a component of other income (expense), net since the interest rate swaps do not qualify for hedge accounting. Accordingly, during the three and six months ended June 30, 2006 and 2005, the Company recorded the following amounts to reflect the increases (or decreases) in the fair value of the interest rate swaps (amounts in thousands):

	June 30, 2006		June 30, 2005
	3 months	6 months	3 months	6 months
Increase (decrease) in swap fair value	$1,975	$5,330	$(5,814)	$1,887

9. Share-Based Compensation

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

A maximum of 9,750,000 shares of Wynn Resorts’ common stock has been reserved for issuance under the Stock Plan. As of June 30, 2006, 4,606,712 shares remain available for the grant of stock options or nonvested shares of Wynn Resorts common stock.

Stock Options

Options are granted at the current market price at the date of grant. The Stock Plan provides for a variety of vesting schedules, including: immediate; 25% each year over four years; 33.33% for each of the third, fourth and fifth years; cliff vesting at a determined date; and others to be determined at the time of grant. All options expire ten years from the date of grant.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

A summary of option activity under the Stock Plan as of June 30, 2006, and the changes during the six months then ended is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2006	1,717,800	$39.50
Granted	143,500	$68.24
Exercised	(186,250)	$21.05
Canceled	(67,550)	$41.88

Outstanding at June 30, 2006	1,607,500	$44.04	8.33	$47,071,663

Exercisable at June 30, 2006	351,500	$28.78	7.29	$15,657,812

The weighted average fair value of options granted during the six months ended June 30, 2006 and 2005 was $30.65 and $26.31, respectively. The total intrinsic value of the options exercised for the six months ended June 30, 2006 and 2005 was $9.3 million and $1.9 million, respectively. Since all deferred tax assets are fully reserved, these amounts did not create any tax benefit.

Nonvested Shares

A summary of the status of the Stock Plan’s nonvested shares as of June 30 2006 and changes during the six months ended June 30, 2006, is presented below:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2006	—	$—
Granted	25,000	$74.21
Vested	—	$—
Canceled	—	$—

Nonvested at June 30, 2006	25,000	$74.21

Compensation Cost

In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment” to provide interpretive guidance on SFAS No. 123(R) valuation methods, assumptions used in valuation models, and the interaction of SFAS No. 123(R) with existing SEC guidance. SAB No. 107 also requires the classification of stock compensation expense in the same financial statement line items as cash compensation, and therefore impacts the Company’s departmental expenses (and related operating margins), pre-opening costs and construction in progress for the Company’s development projects, and the Company’s general and administrative expenses (including corporate expenses).

The Company uses the Black-Scholes valuation model to determine the estimated fair value for each option grant issued, with highly subjective assumptions, changes in which could materially affect the estimated fair value. Expected volatility is based on implied and historical factors related to the Company’s common stock. Expected term represents the weighted average time between the option’s grant date and its exercise date. After

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

adoption of SFAS No. 123(R), the Company used the simplified method prescribed by SAB No. 107 for companies with a limited trading history, to estimate expected term. Prior to the adoption of SFAS No. 123(R), the Company used its best estimate and comparisons to industry peers. The risk free interest rate used for the periods presented are equal to the U.S. Treasury yield curve at the time of grant for the period equal to the expected term.

The fair value per option was estimated on the date of grant using the following weighted-average assumptions:

	June 30, 2006		June 30, 2005
	3 months	6 months	3 months	6 months
Expected dividend yield	—	—	—	—
Expected stock price volatility	—	32.5%	35.33%	35.33%
Risk-free interest rate	—	4.9%	3.9%	3.9%
Expected average life of options (years)	—	7.0	5.5	5.5

The adoption of SFAS No. 123(R) and the related interpretations on January 1, 2006, resulted in the recognition of approximately $1.8 million and $3.6 million of compensation cost related to stock options for the three and six months ended June 30, 2006, respectively. The compensation cost for the three and six months ended June 30, 2006 is allocated as follows (amounts in thousands):

	June 30, 2006
	3 months	6 months
Casino	$653	$1,304
Rooms	133	274
Food & Beverage	268	539
Entertainment, retail and other	76	136
General and administrative	691	1,354

Total	$1,821	$3,607

As permitted by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of SFAS No. 123,” the Company continued to apply the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its employee stock-based compensation for the three and six months ended June 30, 2005. Accordingly, compensation expense was recognized only to the extent that the market value at the date of grant exceeded the exercise price.

The following table illustrates the effect on the net loss that would have resulted had the Company applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” to stock-based employee compensation during the three and six months ended June 30, 2005 (amounts in thousands):

	June 30, 2005
	3 months	6 months
Net loss as reported	$(31,578)	$(50,785)
Less: total stock-based employee compensation expenses determined under the fair value method for all awards	(1,277)	(2,021)

Proforma net loss	$(32,855)	$(52,806)

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

In addition to compensation cost relating to stock options, during the three and six months ended June 30, 2006, the Company recognized compensation cost related to nonvested shares of Common Stock of approximately $50,000. There were no outstanding nonvested shares during the first quarter ended March 31, 2006. Approximately $1.8 million of unamortized compensation cost relating to nonvested shares of Common Stock at June 30, 2006, will be recognized as compensation over the vesting period of the related grants through May 2011.

10. Commitments and Contingencies

Wynn Las Vegas

Construction and Remodeling. As of June 30, 2006, approximately $4.5 million of budgeted project costs and retention amounts remained to be paid in order to close out the Wynn Las Vegas project. The Company expects these final costs to be paid in the third quarter of 2006.

In the third quarter of 2005, the Company began to make certain enhancements and refinements to Wynn Las Vegas. As a result, the Company has incurred and will continue to incur capital expenditures relating to these enhancements and refinements. Under the terms of the Wynn Las Vegas, LLC credit facilities, the Company is permitted up to $80.0 million of capital expenditures in 2006, of which approximately $46.4 million was spent during the first six months of 2006. These spending limits do not apply to any funds that may be contributed to the Company by Wynn Resorts.

Entertainment Productions. In 2002, the Company became a party to long-term agreements for the licensing, creation, development and production of “Le Rêve,” the water-based production show which opened at Wynn Las Vegas on April 28, 2005. In 2004, the Company also purchased the rights to, and in August 2005 began to present, the Tony Award-winning musical production “Avenue Q,” in Wynn Las Vegas’ Broadway Theater. In connection with Avenue Q, the Company was a party to a production services agreement for all production services related to the show.

Under the agreements relating to “Le Rêve” and “Avenue Q,” the Company was required to make payments to the creators and producers of each show based upon certain criteria including net ticket sales or profits.

On May 28, 2006, the Company ended Avenue Q’s production run at Wynn Las Vegas. To terminate the contract, the Company paid a termination fee of $5.0 million, which was recorded in the first quarter of 2006 in accordance with the liability recognition provisions of Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”). The Company intends to present “Monty Python’s Spamalot” in the renovated Broadway Theater. The Company expects to commence public performances of “Monty Python’s Spamalot” in the first quarter of 2007.

In April 2006, the Company canceled the 189,723 nonvested shares of Wynn Resorts’ common stock granted, subject to certain performance criteria, to the executive producer of “Le Reve.”

On May 31, 2006, the Company entered into an agreement to acquire substantially all intellectual property rights related to “Le Reve” which were previously only licensed to the Company. The Company paid $15.9 million to acquire substantially all of the rights in and to “Le Reve,” and to repay approximately $1.4 million of production costs, which were reimbursable to the executive producer of “Le Reve.” The rights acquired enable the Company to produce, present, enhance, or alter the performance of “Le Reve” after May 31, 2006.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Encore Construction and Development. On March 31, 2006, the Company’s lenders approved a $1.74 billion project budget and the related plans and specifications for Encore (the “Encore Budget, Plans & Specs”). Encore’s design features a 2,042-room hotel tower fully integrated with Wynn Las Vegas, consisting of 132 suites and 1,910 guest rooms, as well as an approximately 54,000 square foot casino, additional convention and meeting space, as well as restaurants, a nightclub, swimming pools, a spa and salon and retail outlets. The Encore Budget, Plans & Specs includes approximately $70.0 million to be incurred for an additional employee parking garage located on the Company’s Koval property across Sands Avenue from Wynn Las Vegas, a related pedestrian bridge, and costs to be incurred in connection with preparing the Broadway Theater to host “Monty Python’s Spamalot.” The Company commenced construction of Encore on April 28, 2006 and expects to open Encore to the public by the end of 2008.

Through June 30, 2006, the Company has incurred approximately $120.4 million of the Encore budget. These costs have been funded from the Credit Facilities and the First Mortgage Notes. The Company expects that the available remaining proceeds from the First Mortgage Notes, together with availability under the Credit Facilities, and cash flow from operations, will be sufficient to pay for expenditures of approximately $1.5 billion on the Encore project without incurring additional debt or receiving additional capital contributions from Wynn Resorts. Project costs exceeding approximately $1.5 billion are expected to be funded by an increase of up to $125.0 million of additional availability in the Credit Facilities and/or contributions from Wynn Resorts.

On March 31, 2006, Wynn Resorts delivered an equity commitment agreement to the lenders under the Wynn Las Vegas Credit Facilities. Under this agreement, Wynn Resorts has committed to pay up to $215.3 million of Encore project costs if the Company is unable to do so.

Completion Guarantee and Liquidity Reserve. As part of the Wynn Las Vegas financing, the Company contributed $50.0 million of the net proceeds of the initial public offering of Wynn Resorts’ common stock to Wynn Completion Guarantor, LLC, a special purpose subsidiary of Wynn Las Vegas, LLC formed in October 2002 and deposited those funds into a completion guarantee deposit account to secure completion of Wynn Las Vegas.

In addition, the Company deposited $30.0 million from the net proceeds of the initial public offering of Wynn Resorts’ common stock into a liquidity reserve account to secure the completion and opening of Wynn Las Vegas.

The liquidity reserve is solely for use of the Wynn Las Vegas project, which is expected to be closed out in the third quarter of 2006. Upon final completion, the liquidity reserve will be released and is expected to be applied to construction costs incurred in connection with Encore. At the final completion of Wynn Las Vegas, $30.0 million of the $50.0 million completion guarantee will be retained in connection with the construction of Encore.

Leases, License Agreements and Joint Ventures

The Company is the lessor under seven leases for retail operations at Wynn Las Vegas and has entered into license and distribution agreements for five additional retail outlets in Wynn Las Vegas. The Company also is a party to a joint venture agreement for the operation of the Ferrari and Maserati automobile dealership at Wynn Las Vegas. Each of these retail outlets opened concurrently with the opening of Wynn Las Vegas.

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

Litigation

The Company does not have any material litigation as of June 30, 2006.

11. Restatement

Subsequent to the issuance of the Company’s condensed consolidated financial statements for the three and six months ended June 30, 2005, the Company determined that its interest rate swap arrangements relating to certain of its floating-rate debt facilities did not qualify for hedge accounting under SFAS No. 133 and its related interpretations. The Company’s hedge documentation includes, among other items, the assumption that the repricing dates for its debt and swaps match. The documentation required to assess ineffectiveness resulting from having different repricing dates was not in place at the inception of the hedge, nor during the periods for which an assessment was required, and the Company determined that the repricing dates on the swap instruments did not match exactly the repricing dates on the floating-rate debt. Documentation deficiencies cannot be corrected, and quarterly testing cannot be performed, retrospectively. As a result of the documentation deficiencies, hedge accounting should not have been used. Accordingly, the Company restated its condensed consolidated financial statements for the three and six months ended June 30, 2005 to eliminate the application of hedge accounting. Eliminating the application of hedge accounting resulted in recording the mark to market adjustments for the interest rate swaps as increase/(decrease) in swap fair value, a component of other income (expense), net and not in comprehensive income, as was previously reported.

A summary of the significant effects of the restatement on the June 30, 2005 condensed consolidated financial statements is as follows (amounts in thousands):

	For the Three Months Ended June 30, 2005		For the Six Months Ended June 30, 2005
	As Previously Reported	As Restated	As Previously Reported	As Restated
Condensed Consolidated Statement of Operations:
Increase/(Decrease) in swap fair value	$—	$(5,814)	$—	$1,887
Interest expense	$(21,307)	$(22,109)	$(21,307)	$(22,109)
Other income (expense), net	$(17,223)	$(23,839)	$(13,472)	$(12,387)
Net loss	$(24,962)	$(31,578)	$(51,870)	$(50,785)

Condensed Consolidated Statement of Cash Flows:
Net loss	n/a	n/a	$(51,870)	$(50,785)
Increase in swap fair value	n/a	n/a	$—	$(1,887)
Capital expenditures	n/a	n/a	$(495,160)	$(494,358)

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

12. Consolidating Financial Information of Guarantors and Issuers

The following consolidating financial statements present information related to the Issuers of the First Mortgage Notes and their guarantor subsidiaries (World Travel, LLC; Las Vegas Jet, LLC; Wynn Show Performers, LLC; Wynn Golf, LLC; Kevyn, LLC; and Wynn Sunrise, LLC) and non-guarantor subsidiary (Wynn Completion Guarantor, LLC) as of June 30, 2006 and December 31, 2005, and for the three and six months ended June 30, 2006 and 2005.

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

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONSOLIDATING BALANCE SHEET INFORMATION

AS OF JUNE 30, 2006

(amounts in thousands)

(unaudited)

	Issuers	Guarantor Subsidiaries	Nonguarantor Subsidiary	Eliminating Entries	Total
ASSETS
Current assets:
Cash and cash equivalents	$68,176	$5	$—	$—	$68,181
Restricted cash and investments	38,939	—	—	—	38,939
Receivables, net	65,724	11	—	—	65,735
Inventories	49,951	—	—	—	49,951
Prepaid expenses	19,428	9	—	—	19,437

Total current assets	242,218	25	—	—	242,243

Restricted cash and investments	295,298	—	52,521	—	347,819
Note receivable from Wynn Resorts, Limited	85,267	—	—	—	85,267
Property and equipment, net	2,136,662	181,216	—	—	2,317,878
Intangible assets, net	25,593	6,144	—	—	31,737
Deferred financing costs, net	55,683	196	—	—	55,879
Deposits and other assets	68,053	14	—	—	68,067
Investment in unconsolidated affiliates	3,331	4,781	—	(3,331)	4,781

Total assets	$2,912,105	$192,376	$52,521	$(3,331)	$3,153,671

LIABILITIES AND MEMBER’S EQUITY
Current liabilities:
Current portion of long-term debt	$9,747	$5,166	$—	$—	$14,913
Accounts payable	18,701	—	—	—	18,701
Accrued interest	7,808	—	—	—	7,808
Accrued compensation and benefits	27,431	522	—	—	27,953
Other accrued expenses	23,209	6	—	—	23,215
Customer deposits and other liabilities	36,950	—	—	—	36,950
Due to affiliates, net	(113,187)	151,428	—	—	38,241

Total current liabilities	10,659	157,122	—	—	167,781

Long-term debt	1,700,000	35,891	—	—	1,735,891
Due to affiliates, net	(26,049)	—	48,553	—	22,504

Total liabilities	1,684,610	193,013	48,553	—	1,926,176

Commitments and contingencies

Member’s equity:
Contributed capital	1,449,442	12,530	—	(12,530)	1,449,442
Accumulated deficit	(221,947)	(13,167)	3,968	9,199	(221,947)

Total member’s equity	1,227,495	(637)	3,968	(3,331)	1,227,495

Total liabilities and member’s equity	$2,912,105	$192,376	$52,521	$(3,331)	$3,153,671

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONSOLIDATING BALANCE SHEET INFORMATION

AS OF DECEMBER 31, 2005

(amounts in thousands)

(unaudited)

	Issuers	Guarantor Subsidiaries	Nonguarantor Subsidiary	Eliminating Entries	Total
ASSETS
Current assets:
Cash and cash equivalents	$87,787	$—	$—	$(10)	$87,777
Restricted cash and investments	44,498	—	—	—	44,498
Receivables, net	88,632	—	—	(265)	88,367
Inventories	39,884	—	—	—	39,884
Prepaid expenses	17,987	394	—	—	18,381

Total current assets	278,788	394	—	(275)	278,907

Restricted cash and investments	298,826	—	51,433	—	350,259
Note receivable from Wynn Resorts, Limited	82,267	—	—	—	82,267
Property and equipment, net	2,157,169	167,625	—	—	2,324,794
Intangible assets, net	15,019	6,144	—	—	21,163
Deferred financing costs, net	60,308	222	—	—	60,530
Deposits and other assets	73,559	—	—	—	73,559
Investment in unconsolidated affiliates	5,135	4,349	—	(5,135)	4,349

Total assets	$2,971,071	$178,734	$51,433	$(5,410)	$3,195,828

LIABILITIES AND MEMBER’S EQUITY
Current liabilities:
Current portion of long term debt	$9,702	$5,026	$—	$—	$14,728
Accounts payables	27,661	275	—	(275)	27,661
Accrued interest	8,025	8	—	—	8,033
Accrued compensation and benefits	23,892	399	—	—	24,291
Other accrued expenses	25,533	3	—	—	25,536
Customer deposits and other liabilities	66,120	—	—	—	66,120
Due to affiliates, net	(125,448)	132,258	48,553	—	55,363

Total current liabilities	35,485	137,969	48,553	(275)	221,732

Long-term debt	1,710,000	38,510	—	—	1,748,510
Due to affiliates, net	757	—	—	—	757

Total liabilities	1,746,242	176,479	48,553	(275)	1,970,999

Commitments and contingencies

Member’s equity:
Contributed capital	1,445,785	12,530	—	(12,530)	1,445,785
Accumulated deficit	(220,956)	(10,275)	2,880	7,395	(220,956)

Total member’s equity	1,224,829	2,255	2,880	(5,135)	1,224,829

Total liabilities and member’s equity	$2,971,071	$178,734	$51,433	$(5,410)	$3,195,828

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

THREE MONTHS ENDED JUNE 30, 2006

(amounts in thousands)

(unaudited)

	Issuers	Guarantor Subsidiaries	Nonguarantor Subsidiary	Eliminating Entries	Total
Operating revenues:
Casino	$113,527	$—	$—	$—	$113,527
Rooms	69,222	—	—	—	69,222
Food and beverage	77,686	—	—	—	77,686
Entertainment, retail and other	49,900	—	—	(319)	49,581

Gross revenues	310,335	—	—	(319)	310,016
Less: promotional allowances	(36,454)	—	—	—	(36,454)

Net revenues	273,881	—	—	(319)	273,562

Operating costs and expenses:
Casino	57,920	—	—	—	57,920
Rooms	18,140	—	—	—	18,140
Food and beverage	49,423	—	—	—	49,423
Entertainment, retail and other	34,112	—	—	—	34,112
General and administrative	44,987	(470)	—	(319)	44,198
Provision for doubtful accounts	3,652	—	—	—	3,652
Management fees	4,126	—	—	—	4,126
Pre-opening costs	176	—	—	—	176
Depreciation and amortization	36,116	1,502	—	—	37,618
Property charges and other	2,376	—	—	—	2,376

Total operating costs and expenses	251,028	1,032	—	(319)	251,741

Equity in income (loss) from unconsolidated affiliates	(932)	319	—	932	319

Operating income (loss)	21,921	(713)	—	932	22,140

Other income/(expense):
Interest income	5,542	—	581	—	6,123
Interest expense	(30,021)	(800)	—	—	(30,821)
Increase in swap fair value	1,975	—	—	—	1,975

Other income (expense), net	(22,504)	(800)	581	—	(22,723)

Net income (loss)	$(583)	$(1,513)	$581	$932	$(583)

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

THREE MONTHS ENDED JUNE 30, 2005 (As Restated—see Note 11)

(amounts in thousands)

(unaudited)

	Issuers	Guarantor Subsidiaries	Nonguarantor Subsidiary	Eliminating Entries	Total
Operating revenues:
Casino	$98,715	$—	$—	$—	$98,715
Rooms	44,632	—	—	—	44,632
Food and beverage	48,056	—	—	—	48,056
Entertainment, retail and other	34,649	2	—	—	34,651

Gross revenues	226,052	2	—	—	226,054
Less: promotional allowances	(24,934)	—	—	—	(24,934)

Net revenues	201,118	2	—	—	201,120

Operating costs and expenses:
Casino	42,280	—	—	—	42,280
Rooms	11,780	—	—	—	11,780
Food and beverage	33,706	—	—	—	33,706
Entertainment, retail and other	20,262	—	—	—	20,262
General and administrative	28,812	(493)	—	—	28,319
Provision for doubtful accounts	8,611	—	—	—	8,611
Management fees	3,001	—	—	—	3,001
Pre-opening costs	36,900	(105)	—	—	36,795
Depreciation and amortization	23,376	681	—	—	24,057
Property charges and other	48	—	—	—	48

Total operating costs and expenses	208,776	83	—	—	208,859

Equity in loss from unconsolidated affiliates	(18)	—	—	18	—

Operating loss	(7,676)	(81)	—	18	(7,739)

Other income/(expense):
Interest income	3,769	—	315	—	4,084
Interest expense	(21,857)	(252)	—	—	(22,109)
Decrease in swap fair value	(5,814)	—	—	—	(5,814)

Other income (expense), net	(23,902)	(252)	315	—	(23,839)

Net income (loss)	$(31,578)	$(333)	$315	$18	$(31,578)

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

SIX MONTHS ENDED JUNE 30, 2006

(amounts in thousands)

(unaudited)

	Issuers	Guarantor Subsidiaries	Nonguarantor Subsidiary	Eliminating Entries	Total
Operating revenues:
Casino	$240,041	$—	$—	$—	$240,041
Rooms	137,399	—	—	—	137,399
Food and beverage	152,320	—	—	—	152,320
Entertainment, retail and other	99,356	—	—	(682)	98,674

Gross revenues	629,116	—	—	(682)	628,434
Less: promotional allowances	(77,511)	—	—	—	(77,511)

Net revenues	551,605	—	—	(682)	550,923

Operating costs and expenses:
Casino	121,156	—	—	—	121,156
Rooms	35,125	—	—	—	35,125
Food and beverage	94,182	—	—	—	94,182
Entertainment, retail and other	66,374	—	—	—	66,374
General and administrative	87,984	(893)	—	(682)	86,409
Provision for doubtful accounts	6,598	—	—	—	6,598
Management fees	8,286	—	—	—	8,286
Pre-opening costs	194	—	—	—	194
Depreciation and amortization	73,665	2,903	—	—	76,568
Contract termination fee	5,000	—	—	—	5,000
Property charges and other	7,325	—	—	—	7,325

Total operating costs and expenses	505,889	2,010	—	(682)	507,217

Equity in income (loss) from unconsolidated affiliates	(1,804)	682	—	1,804	682

Operating income (loss)	43,912	(1,328)	—	1,804	44,388

Other income/(expense):
Interest income	11,017	—	1,088	—	12,105
Interest expense	(61,250)	(1,564)	—	—	(62,814)
Increase in swap fair value	5,330	—	—	—	5,330

Other income (expense), net	(44,903)	(1,564)	1,088	—	(45,379)

Net income (loss)	$(991)	$(2,892)	$1,088	$1,804	$(991)

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

SIX MONTHS ENDED JUNE 30, 2005 (As Restated—see Note 11)

(amounts in thousands)

(unaudited)

	Issuers	Guarantor Subsidiaries	Nonguarantor Subsidiary	Eliminating Entries	Total
Operating revenues:
Casino	$98,715	$—	$—	$—	$98,715
Rooms	44,632	—	—	—	44,632
Food and beverage	48,056	—	—	—	48,056
Entertainment, retail and other	34,657	2	—	—	34,659

Gross revenues	226,060	2	—	—	226,062
Less: promotional allowances	(24,934)	—	—	—	(24,934)

Net revenues	201,126	2	—	—	201,128

Operating costs and expenses:
Casino	42,280	—	—	—	42,280
Rooms	11,780	—	—	—	11,780
Food and beverage	33,706	—	—	—	33,706
Entertainment, retail and other	20,266	—	—	—	20,266
General and administrative	28,810	(492)	—	—	28,318
Provision for doubtful accounts	8,611	—	—	—	8,611
Management fees	3,001	—	—	—	3,001
Pre-opening costs	65,137	749	—	—	65,886
Depreciation and amortization	24,260	1,308	—	—	25,568
Property charges and other	130	(20)	—	—	110

Total operating costs and expenses	237,981	1,545	—	—	239,526

Equity in income (loss) from unconsolidated affiliates	(1,236)	—	—	1,236	—

Operating loss	(38,091)	(1,543)	—	1,236	(38,398)

Other income/(expense):
Interest income	7,277	1	557	—	7,835
Interest expense	(21,858)	(251)	—	—	(22,109)
Increase in swap fair value	1,887	—	—	—	1,887

Other income (expense), net	(12,694)	(250)	557	—	(12,387)

Net income (loss)	$(50,785)	$(1,793)	$557	$1,236	$(50,785)

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONSOLIDATING STATEMENTS OF CASH FLOWS INFORMATION

SIX MONTHS ENDED JUNE 30, 2006

(amounts in thousands)

(unaudited)

	Issuers	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminating Entries	Total
Cash flows from operating activities:
Net income (loss)	$(991)	$(2,892)	$1,088	$1,804	$(991)
Adjustments to reconcile net income (loss) to net cash provided by/(used in) operating activities:
Depreciation and amortization	73,665	2,903	—	—	76,568
Stock based compensation	3,657	—	—	—	3,657
Amortization and writeoff of deferred financing costs and other	6,527	26	—	—	6,553
Equity in (income) loss from subsidiaries, net of distributions	1,804	(432)	—	(1,804)	(432)
Provision for doubtful accounts	6,598	—	—	—	6,598
Property charges and other	7,325	—	—	—	7,325
Increase in swap fair value	(5,330)	—	—	—	(5,330)
Increase (decrease) in cash from changes in:
Receivables	13,310	(11)	—	(265)	13,034
Inventories and prepaid expenses	(11,508)	385	—	—	(11,123)
Accounts payable, accrued expenses and other	(37,132)	(157)	—	275	(37,014)
Due to affiliates	8,286	—	—	—	8,286

Net cash provided by (used in) operating activities	66,211	(178)	1,088	10	67,131

Cash flows from investing activities:
Capital expenditures	(50,099)	(16,494)	—	—	(66,593)
Restricted cash and investments	9,087	—	(1,088)	—	7,999
Purchase of intangibles and other assets	(14,497)	(14)	—	—	(14,511)
Due (to) from affiliates	(20,154)	19,170	—	—	(984)

Net cash provided by (used in) investing activities	(75,663)	2,662	(1,088)	—	(74,089)

Cash flows from financing activities:
Principal payments on long-term debt	(10,000)	(2,479)	—	—	(12,479)
Payments of deferred financing costs	(159)	—	—	—	(159)

Net cash used in financing activities	(10,159)	(2,479)	—	—	(12,638)

Cash and cash equivalents:
Increase (decrease) in cash and cash equivalents	(19,611)	5	—	10	(19,596)
Balance, beginning of period	87,787	—	—	(10)	87,777

Balance, end of period	$68,176	$5	$—	$—	$68,181

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONSOLIDATING STATEMENTS OF CASH FLOWS INFORMATION

SIX MONTHS ENDED JUNE 30, 2005 (As Restated—see Note 11)

(amounts in thousands)

(unaudited)

	Issuers	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminating Entries	Total
Cash flows from operating activities:
Net income (loss)	$(50,785)	$(1,793)	$557	$1,236	$(50,785)
Adjustments to reconcile net income (loss) to net cash provided by/(used in) operating activities:
Depreciation and amortization	24,260	1,308	—	—	25,568
Amortization and writeoff of deferred financing costs and other	3,647	3	—	—	3,650
Equity in (income) loss from unconsolidated affiliates	1,236	—	—	(1,236)	—
Provision for doubtful accounts	8,611	—	—	—	8,611
Property charges and other	17	(12)	—	—	5
Increase in swap fair value	(1,887)	—	—	—	(1,887)
Increase (decrease) in cash from changes in:
Receivables	(63,618)	(63)	—	—	(63,681)
Inventories and prepaid expenses	(31,594)	123	—	—	(31,471)
Accounts payable, accrued expenses and other	99,840	315	—	—	100,155

Net cash provided by (used in) operating activities	(10,273)	(119)	557	—	(9,835)

Cash flows from investing activities:
Capital expenditures	(486,017)	(8,341)	—	—	(494,358)
Restricted cash and investments	278,997	—	(557)	—	278,440
Intangibles and other assets	(22,399)	967	—	—	(21,432)
Due (to) from affiliates	20,096	(37,005)	—	—	(16,909)
Proceeds from sale of assets	—	23	—	—	23

Net cash used in investing activities	(209,323)	(44,356)	(557)	—	(254,236)

Cash flows from financing activities:
Principal payments on long-term debt	(19,000)	—	—	—	(19,000)
Proceeds from issuance of long-term debt	392,436	44,750	—	—	437,186
Payment of deferred financing costs	(7,198)	(270)	—	—	(7,468)

Net cash provided by financing activities	366,238	44,480	—	—	410,718

Cash and cash equivalents:
Increase in cash and cash equivalents	146,642	5	—	—	146,647
Balance, beginning of period	25,692	(1)	—	—	25,691

Balance, end of period	$172,334	$4	$—	$—	$172,338

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with, and is qualified in its entirety by, the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q. This discussion gives effect to the restatement described in Note 11 to these condensed consolidated financial statements. Unless the context otherwise requires, all references herein to the “Company,” “we,” “us” or “our,” or similar terms, refer to Wynn Las Vegas, LLC, a Nevada limited liability company and its consolidated subsidiaries.

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

Wynn Las Vegas

We believe Wynn Las Vegas is the preeminent destination casino resort on the Strip in Las Vegas. Wynn Las Vegas features:

•	An approximately 111,000 square foot casino offering a full range of games, including private baccarat salons, a poker room, and a race and sports book;

•	Luxury hotel accommodations in 2,716 spacious hotel rooms, suites and villas;

•	Casual and fine dining in 18 outlets featuring signature chefs, including the Five Diamond award-winning restaurant, Alex;

•	A Ferrari and Maserati automobile dealership;

•	Approximately 76,000 square feet of high-end, brand-name retail shopping, including stores and boutiques featuring Brioni, Chanel, Dior, Graff, Louis Vuitton, Jean-Paul Gaultier and Manolo Blahnik;

•	Recreation and leisure facilities, including an 18-hole golf course, five swimming pools, private cabanas and full service spa and salon; and

•	Showroom, nightclub and lounge entertainment.

The resort, which is located at the intersection of the Las Vegas Strip and Sands Avenue, occupies approximately 217 acres of land fronting the Strip and utilizes approximately 18 additional acres across Sands Avenue for employee parking.

Since its opening, we have enhanced and refined Wynn Las Vegas in response to market demands and customer preferences. In the second quarter of 2006, we completed the remodeling of the North Fairway Villas, remodeled a portion of the former baccarat area to feature a casino bar, improved public baccarat space and private baccarat salons and opened both a watch store that exclusively offers Rolex products and a mens’ accessories store in the retail esplanade. The Keno lounge is currently being converted into a retail outlet for womens’ accessories and the Broadway Theater, which formerly presented Avenue Q through its last performance on May 28, 2006, is being modified accommodate “Monty Python’s Spamalot,” winner of the 2005 Tony Award for best musical. We expect to commence performances of “Monty Python’s Spamalot” in the first quarter of 2007. We also expect to continue our remodel efforts, in each case, investing in projects designed to maximize the performance of Wynn Las Vegas.

Encore at Wynn Las Vegas

On April 28, 2006, we began construction of Encore on approximately 20 acres on the Las Vegas Strip, immediately adjacent to Wynn Las Vegas. Encore plans currently include a 2,042-room hotel tower fully integrated with Wynn Las Vegas, consisting of 132 suites and 1,910 guest rooms, an approximately 54,000 square foot casino, additional convention and meeting space, as well as restaurants, a nightclub, swimming pools, a spa and salon and retail outlets. Encore is expected to open by the end of 2008.

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

Results of Operations

We offer gaming, hotel accommodations, dining, entertainment, retail shopping, convention services and other amenities at Wynn Las Vegas. We currently rely solely upon the operations of Wynn Las Vegas for our operating cash flow. Concentration of our cash flow in one property exposes us to certain risks that competitors, whose operations are more diversified, may be better able to control. In addition to the concentration of operations in a single property, many of our customers are high-end gaming customers who wager on credit, thus exposing us to increased credit risk. High-end gaming also increases the potential for variability in our results.

We incurred a net loss for the three and six months ended June 30, 2006 of $583,000 and $991,000, respectively, which represents a $31.0 million or 98.2% decrease and $49.8 million or 98.0% decrease from the losses incurred during the three and six months of 2005. Until Wynn Las Vegas opened on April 28, 2005, we were solely a development stage enterprise and pre-opening expenses increased significantly as Wynn Las Vegas approached opening. The three and six month periods ended June 30, 2005 reflect only 64 days of Wynn Las Vegas operations. In contrast, the three and six months periods ended June 30, 2006 reflect the full three months and six months, respectively of Wynn Las Vegas operations.

Although we no longer incur pre-opening expenses related to Wynn Las Vegas, which were a significant contributor to the net loss incurred for the three and six months ended June 30, 2005, since construction of Encore has commenced, we expect that our pre-opening expenses in future periods will exceed those incurred in the three and six months ended June 30, 2006. As a result of the expected pre-opening costs, we expect net losses to continue at least through the end of 2008, when Encore is expected to open to the public.

Financial results for the three months ended June 30, 2006 compared to the three months ended June 30, 2005.

We opened Wynn Las Vegas on April 28, 2005. Prior to opening Wynn Las Vegas, we had not commenced operations, nor generated any significant revenues. The results for the three months ended June 30, 2005 reflect 64 days of Wynn Las Vegas operations. The results for the three months ended June 30, 2006 reflect a full quarter of operations of Wynn Las Vegas.

Certain statistics specific to the gaming industry are disclosed in the following discussion related to the Company’s operational performance for the periods in which a Statement of Operations is presented. Below are definitions of the gaming statistics discussed:

•	Table games win percentage is calculated by dividing the table games win by the total table games drop.

•	Slot win percentage is calculated by dividing the total gross cash win by the total handle.

•	Average Daily Rate (“ADR”) is calculated by dividing total room revenue by total rooms occupied.

•	Revenue per Available Room (“REVPAR”) is calculated by dividing total room revenue by total rooms available.

Revenues

In the second quarter of 2006, Wynn Las Vegas generated net revenues of $273.6 million compared to net revenues of $201.1 million for the 64 days of operations in the second quarter of 2005. Net revenues for the three months ended June 30, 2006 are comprised of $113.5 million in net gaming revenues (41.5% of total net revenues) and $160.1 million of net non-gaming revenues (58.5% of total net revenues). Net revenues for the 64 days of operation in the second quarter of 2005 were comprised of $98.7 million in net gaming revenues (49.1% of total net revenues) and $102.4 million of net non-gaming revenues (50.9% of total net revenues). The quality of the resort’s non-gaming amenities, combined with providing guests an unparalleled total resort experience, has driven a premium in Wynn Las Vegas’ average daily room rates and other non-gaming revenues.

Wynn Las Vegas’ net gaming revenues for the three months ended June 30, 2006 of approximately $113.5 million represents an approximately $14.8 million or 15.0% increase from the net gaming revenues of $98.7 million for the three months ended June 30, 2005, which included 64 days of operations. During the three-month periods ended June 30, 2006 and 2005, the average table games win percentage (before discounts) was within the expected range of 19% to 22%, and the slot win percentage was within the expected range of 5% to 6% of handle, but with respect to 2006, was at the lower end of each range.

For the three months ended June 30, 2006, Wynn Las Vegas’ gross room revenues were approximately $69.2 million, which represents a $24.6 million or 55.1% increase over the $44.6 million generated in the 64 days of operations in the three months ended June 30, 2005. Average daily rate (“ADR”) and occupancy for the three months ended June 30, 2006 were $293 and 95.7%, respectively, generating revenues per available room (“REVPAR”) of $280. ADR and occupancy for the 64 days of operation in the second quarter of 2005 were $284 and 90.1%. Other non-gaming revenues for the three months ended June 30, 2006 included food and beverage revenues of approximately $77.7 million, retail revenues of approximately $19.3 million, entertainment revenues of approximately $17.1 million, and other revenues from outlets, including the spa and salon, of approximately $13.2 million. Other non-gaming revenues for the 64 days of operation in the three months ended June 30, 2005 included food and beverage revenues of approximately $48.1million, retail revenues of approximately $16.9 million, entertainment revenues of approximately $8.3 million, and other revenues from outlets, including the spa and salon, of approximately $9.5 million.

Departmental, Administrative and Other Expenses

During the three months ended June 30, 2006, operating expenses included casino expenses of $57.9 million, rooms expenses of $18.1 million, food and beverage expenses of $49.4 million, and entertainment, retail and other expenses of $34.1 million. Also included are general and administrative expenses of approximately $44.2 million and approximately $3.7 million charged as a provision for doubtful accounts receivable. During the three months ended June 30, 2005, departmental expenses included casino expenses of $42.3 million, rooms expenses of $11.8 million, food and beverage expenses of $33.7 million, and entertainment, retail and other expenses of $20.3 million. Also included are general and administrative expenses of approximately $28.3 million and approximately $8.6 million charged as a provision for doubtful accounts receivable. Overall expenses have increased commensurate with the increase in revenues and the increase in the number of days of operations. The reduction in the provision for doubtful accounts resulted from refinements in initial expectations of uncollectible accounts from management’s past experience.

Pre-opening costs

Wynn Las Vegas’ pre-opening costs for the three months ended June 30, 2006 of $176,000 decreased by $36.6 million compared to the three months ended June 30, 2005. Once it opened for business in April 2005, Wynn Las Vegas no longer incurred pre-opening costs; consequently, only the relatively small amount of pre-opening costs relating to Encore incurred through June 30, 2006 are included for the 2006 period. There also was a substantial increase in staffing immediately preceding the opening of Wynn Las Vegas, which is reflected in the pre-opening costs in the second quarter of 2005. As the Encore development progresses in 2006, we expect associated pre-opening costs to increase, but not to the same level as we experienced with Wynn Las Vegas.

Depreciation and amortization

Wynn Las Vegas’ depreciation and amortization expense for the three months ended June 30, 2006 of $37.6 million increased by $13.6 million compared to the $24.1 million incurred in the three months ended June 30, 2005, primarily as a result of the longer operating period for the three months ended June 30, 2006 compared to 2005. During the construction of Wynn Las Vegas, costs incurred in the construction of the buildings, improvements to land and the purchases of assets for use in operations were capitalized. Once Wynn Las Vegas opened on April 28, 2005 and these assets were placed into service, we began recognizing the associated depreciation expense. The depreciation expenses will continue throughout the estimated useful lives of these assets. In addition, we continually evaluate the useful life of our property and equipment, intangibles and other assets. When circumstances require a revision to those estimates of useful life, we adjust them accordingly.

Management fees

Since opening Wynn Las Vegas, management fees payable to Wynn Resorts for certain corporate management services have been charged and accrued at 1.5% of revenues. These fees will be paid upon Wynn Las Vegas, LLC meeting certain leverage ratios and satisfying certain other criteria set forth in a management agreement we entered into in connection with our credit facilities.

Property charges and other

In response to our evaluation of the completed Wynn Las Vegas project and in response to the reactions of our guests, we began to make enhancements and refinements to Wynn Las Vegas in the third quarter of 2005 and continued enhancing Wynn Las Vegas in the first and second quarters of 2006. The $2.4 million of costs relating to assets retired as a result of these enhancement and remodel efforts for the three months ended June 30, 2006 have been expensed as property charges. In the second quarter of 2006, we completed the remodeling of the North Fairway Villas and remodeled a portion of the former baccarat area to feature a casino bar, improved public baccarat space and private baccarat salons. Additionally, we remodeled the area of the Wynn retail esplanade formerly occupied by the art gallery at Wynn Las Vegas and opened a store dedicated exclusively to selling Rolex watches and a mens’ accessories store.

Other non-operating costs and expenses

Interest income for the three months ended June 30, 2006 of $6.1 million increased by $2.0 million (or 49.9%) from $4.1 million for the three months ended June 30, 2005. This increase is due primarily to higher interest rates earned on cash balances.

Interest expense, net of capitalized interest for the three months ended June 30, 2006 of $30.8 million increased by $8.7 million or 39.4% from $22.1 million for the three months ended June 30, 2005, primarily due to the significant decrease in the amount of interest capitalized once Wynn Las Vegas opened on April 28, 2005. For the first month of the second quarter of 2005, virtually all interest incurred for that month was capitalized into the cost of Wynn Las Vegas.

Our interest rate swaps are accounted for in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“SFAS 133”). The fair value of the interest rate swaps are recorded as either assets or liabilities. Changes in the fair value of these interest rate swaps are recorded as non-operating income or expense in each period. We recorded approximately $2.0 million of swap income for the three months ended June 30, 2006 and approximately $5.8 million of swap expense for the three months ended June 30, 2005 resulting from the 2006 increase and the 2005 decrease in the fair value of our interest rate swaps from March 31, 2006 to June 30, 2006 and from March 31, 2005 to June 30, 2005, respectively.

Financial results for the six months ended June 30, 2006 compared to the six months ended June 30, 2005.

We opened Wynn Las Vegas on April 28, 2005. Prior to opening Wynn Las Vegas, we had not commenced operations, nor generated any significant revenues. The results for the six months ended June 30, 2005 reflect 64 days of Wynn Las Vegas operations. The results for the six months ended June 30, 2006 reflect a full six months of operations of Wynn Las Vegas.

Revenues

In the six months ended June 30, 2006, Wynn Las Vegas generated net revenues of $550.9 million compared to net revenues of $201.1 million for the 64 days of operations in the second quarter of 2005. Net revenues for the six months ended June 30, 2006 are comprised of $240.0 million in net gaming revenues (43.6% of total net revenues) and $310.9 million of net non-gaming revenues (56.4% of total net revenues). Net revenues for the 64 days of operations in the second quarter of 2005 were comprised of $98.7 million in net gaming revenues (49.1% of total net revenues) and $102.4 million of net non-gaming revenues (50.9% of total net revenues). The quality of the resort’s non-gaming amenities, combined with providing guests an unparalleled total resort experience, has driven a premium in Wynn Las Vegas’ average daily room rates and other non-gaming revenues.

Wynn Las Vegas’ net gaming revenues for the six months ended June 30, 2006 of approximately $240.0 million representing an approximately $141.3 million or 143.2% increase from the net gaming revenues of $98.7 million for the six months ended June 30, 2005, which included 64 days of operations. During the six-month periods ended June 30, 2006 and 2005, the average table games win percentage (before discounts) was within the expected range of 19% to 22%, and the slot win percentage was within the expected range of 5% to 6% of handle.

For the six months ended June 30, 2006, Wynn Las Vegas’ gross room revenues were approximately $137.4 million, which represents a $92.8 million or 207.8% increase over the $44.6 million generated in the 64 days of operations in the six months ended June 30, 2005. Average daily rate (“ADR”) and occupancy for the six months ended June 30, 2006 were $293 and 95.7%, respectively, generating revenues per available room (“REVPAR”) of $280. ADR and occupancy for the 64 days of operation in the second quarter of 2005 was $284 and 90.1%. Other non-gaming revenues for the six months ended June 30, 2006 included food and beverage revenues of approximately $152.3 million, retail revenues of approximately $36.5 million, entertainment revenues of approximately $37.5 million, and other revenues from outlets, including the spa and salon, of approximately $24.7 million. Other non-gaming revenues for the 64 days of operation in the six months ended June 30, 2005 included food and beverage revenues of approximately $48.1 million, retail revenues of approximately $16.9 million, entertainment revenues of approximately $8.3 million, and other revenues from outlets, including the spa and salon, of approximately $9.5 million.

Departmental, Administrative and Other Expenses

During the six months ended June 30, 2006, operating expenses included casino expenses of $121.2 million, rooms expenses of $35.1 million, food and beverage expenses of $94.2 million, and entertainment, retail and other expenses of $66.4 million. Also included are general and administrative expenses of approximately $86.4 million and approximately $6.6 million charged as a provision for doubtful accounts receivable. During the six months ended June 30, 2005, departmental expenses included casino expenses of $42.3 million, rooms expenses of $11.8 million, food and beverage expenses of $33.7 million, and entertainment, retail and other expenses of $20.3 million. Also included are general and administrative expenses of approximately $28.3 million and approximately $8.6 million charged as a provision for doubtful accounts receivable. Overall, expenses have increased commensurate with the increase in revenues and the increase in the number of days of operations. The reduction in the provision for doubtful accounts results from refinements in initial expectations of uncollectible accounts from management’s past experience.

Pre-opening costs

Wynn Las Vegas’ pre-opening costs for the six months ended June 30, 2006 of $194,000 decreased by $65.7 million compared to the six months ended June 30, 2005. Once it opened for business in April 2005, Wynn Las Vegas no longer incurred pre-opening costs; consequently, only the relatively small amount of pre-opening costs relating to Encore incurred through June 30, 2006 are included for the 2006 period. There also was a substantial increase in staffing immediately preceding the opening of Wynn Las Vegas, which is reflected in the pre-opening costs in the first half of 2005. As the Encore development progresses in 2006, we expect associated pre-opening costs to increase, but not to the same level as we experienced with Wynn Las Vegas.

Depreciation and amortization

Wynn Las Vegas’ depreciation and amortization expense for the six months ended June 30, 2006 of $76.6 million increased by $51.0 million compared to the $25.6 million incurred in the six months ended June 30, 2005, primarily as a result of the longer operating period for the six months ended June 30, 2006 compared to 2005. During the construction of Wynn Las Vegas, costs incurred in the construction of the buildings, improvements to land and the purchases of assets for use in operations were capitalized. Once Wynn Las Vegas opened on April 28, 2005 and these assets were placed into service, we began recognizing the associated depreciation expense. The depreciation expenses will continue throughout the estimated useful lives of these assets. In addition, we continually evaluate the useful life of our property and equipment, intangibles and other assets. When circumstances require a revision to those estimates of useful life, we adjust them accordingly.

Management fees

Since opening Wynn Las Vegas, management fees payable to Wynn Resorts for certain corporate management services have been charged and accrued at 1.5% of revenues. These fees will be paid upon Wynn Las Vegas, LLC meeting certain leverage ratios and satisfying certain other criteria set forth in a management agreement we entered into in connection with our credit facilities.

Property charges and other

In response to our evaluation of the completed Wynn Las Vegas project and in response to the reactions of our guests, we began to make enhancements and refinements to Wynn Las Vegas in the third quarter of 2005 and continued enhancing Wynn Las Vegas in the first and second quarters of 2006. The $7.3 million of costs relating to assets retired as a result of these enhancement and remodel efforts for the six months ended June 30, 2006 have been expensed as property charges. In the first half of 2006, we remodeled the six North Fairway Villas (the six South Fairway Villas were remodeled in 2005); remodeled a portion of the former baccarat area to feature a casino bar, and improved baccarat space; closed the Wynn art gallery and remodeled that area of the Wynn retail esplanade to accommodate a store dedicated exclusively to selling Rolex watches and a mens’ accessories store; and made certain enhancements to our spa and salon and certain other areas. There were no comparable Wynn Las Vegas property charges incurred during the first half of 2005.

Other non-operating costs and expenses

Interest income for the six months ended June 30, 2006 of $12.1 million increased by $4.3 million or 54.5% from $7.8 million for the six months ended June 30, 2005. This increase is due primarily to higher interest rates earned on cash balances.

Interest expense, net of capitalized interest for the six months ended June 30, 2006 of $62.8 million increased by $40.7 million or 184.1% from $22.1 million for the six months ended June 30, 2005, primarily due to the significant decrease in the amount of interest capitalized once Wynn Las Vegas opened on April 28, 2005. For the first four months of the second quarter of 2005, virtually all interest incurred during that period was capitalized into the cost of Wynn Las Vegas.

Changes in the fair value of our interest rate swaps are recorded as non-operating income or expense in each period. We recorded approximately $5.3 million and $1.9 million, respectively, of swap income for the six months ended June 30, 2006 and 2005, resulting from the increases in the fair value of our interest rate swaps from December 31, 2005 and 2004 to June 30, 2006 and 2005, respectively.

Avenue Q Contract Termination

In February 2006, we agreed with the producers of “Avenue Q” to end Avenue Q’s run in the Broadway Theatre at Wynn Las Vegas and stopped presenting the show on May 28, 2006. To terminate the contract, we paid a termination fee of $5.0 million. This fee was recorded in the first quarter of 2006 in accordance with the liability recognition provisions of Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”). We are remodeling the Broadway Theater, which formerly presented “Avenue Q,” and adjacent areas to present “Monty Python’s Spamalot.” Performances of “Monty Python’s Spamalot” are expected to begin in the first quarter of 2007.

Liquidity and Capital Resources

Cash flows from operations

Our operating cash flows are primarily affected by our operating income, interest paid, and non-cash charges included in operating income. On April 28, 2005, we opened Wynn Las Vegas and began generating cash from operations. Net cash from operations in the six months ended June 30, 2006 was $67.1 million compared to $9.8 million used in operations in the six months ended June 30, 2005.

Capital Resources

At June 30, 2006, we had approximately $68.2 million of cash and cash equivalents generally available for use without restriction, including for new development activities, enhancements to Wynn Las Vegas, or to support the development and construction of Encore.

We require a certain amount of cash on hand for operations. Otherwise we attempt to minimize the amount of cash held in banks. Accordingly, excess funds are swept from accounts into overnight investments or to repay borrowings under our credit facilities.

At June 30, 2006, we had approximately $386.8 million in cash and investments from the proceeds of our debt and equity financings, all of which is restricted for the remaining costs of Wynn Las Vegas and the construction, development and pre-opening expenses of Encore, including $80.0 million restricted for the Wynn Las Vegas liquidity reserve and completion guarantee ($30.0 million of which must be retained for Encore). Cash equivalents include investments in overnight money market funds. Restricted investments are kept in money market funds or relatively short-term, government-backed, marketable debt securities as required by agreements governing our debt facilities.

Construction and Development

Wynn Las Vegas

As of June 30, 2006, approximately $4.5 million of budgeted project costs and retention amounts remained to be paid in order to close out the Wynn Las Vegas project. We expect these final costs to be paid in the third quarter of 2006.

In the third quarter of 2005, we began to make certain enhancements and refinements to Wynn Las Vegas. As a result, we have incurred and will continue to incur capital expenditures relating to these enhancements and refinements. Under the terms of the Wynn Las Vegas credit facilities, we are permitted to make up to $80.0 million of capital expenditures in 2006, of which we have expended approximately $46.4 million in the first six months of 2006. The spending limit will be increased to the extent funds are contributed to Wynn Las Vegas by Wynn Resorts, Limited.

Encore at Wynn Las Vegas

Our lenders approved the $1.74 billion Encore budget and related plans and specifications on March 31, 2006. On April 28, 2006, we broke ground and commenced construction on Encore. We expect to open Encore to the public by the end of 2008.

Design and construction is progressing as expected at Encore. Current construction activities in the various project sections since groundbreaking include the following:

•	Design documentation is progressing in accordance with the design schedule;

•	Excavation for the highrise tower has been completed;

•	Excavation for the low rise building has commenced; and

•	Pile drilling and foundation work is progressing.

Le Reve Production Rights

In April 2006, Wynn Resorts canceled the 189,723 nonvested shares of Wynn Resorts’ common stock granted, subject to certain performance criteria, to the executive producer of “Le Reve.”

On May 31, 2006, we entered into an agreement to acquire substantially all intellectual property rights related to “Le Reve” which were previously only licensed to us. We paid $15.9 million to acquire substantially all of the rights in and to “Le Reve,” and to repay approximately $1.4 million of production costs, which were reimbursable to the executive producer of “Le Reve”. The rights acquired enable us to produce, present, enhance, or alter the performance of “Le Reve” after May 31, 2006.

Financing Activity

A final accounting for Wynn Las Vegas is expected in the third quarter of 2006. Wynn Las Vegas’ estimated project cost of $2.74 billion has been and will be funded from a combination of contributed capital from the original shareholders of Valvino Lamore, LLC (the predecessor of Wynn Resorts, Limited), proceeds from sales of our common stock, proceeds from the issuance of the 12% Second Mortgage Notes due 2010 (the “Second Mortgage Notes”) (which were discharged in connection with the December 2004 refinancing), proceeds from the issuance of the 6 5/8% First Mortgage Notes due 2014 (the “First Mortgage Notes”), and a portion of Wynn Las Vegas, LLC’s $1.0 billion credit facilities (the “Wynn Las Vegas Credit Facilities”), which consist of a $400.0 million term loan facility (the “Term Loan”) and a $600.0 million revolving facility (the “Revolver”).

The Revolver is available for Wynn Las Vegas’ general corporate purposes and for Encore, and any amounts repaid may be re-borrowed. In the second quarter of 2005, we borrowed $80.0 million under the Revolver and loaned it to Wynn Macau, S.A. as subordinated debt. This borrowing was repaid by Wynn Las Vegas, LLC in the third quarter of 2005; consequently, as of June 30, 2006, the entire $600.0 million Revolver was available for future borrowings for the construction of Encore or for other uses as necessary.

We have designated, and expect to continue to designate, borrowings under the Credit Facilities as Eurodollar Loans. These Eurodollar Loans bear interest at the London Interbank Offered Rate (“LIBOR”) plus 2.25% for the Revolver loans and LIBOR plus 2.125% for the Term Loan. Interest on Eurodollar Loans is payable at the end of the applicable interest period in the case of interest periods of one, two or three months, and every three months in the case of interest periods of six months. After the opening of Encore, the applicable borrowing margins for Eurodollar revolving loans will range from 1.25% to 2.5% per annum depending on Wynn Las Vegas LLC’s leverage ratio. In addition to interest, we also pay quarterly in arrears, 0.75% per annum on the daily average of unborrowed availability under the Revolver. After the opening of Encore, the annual fee that we will be required to pay for unborrowed availability under the Revolver will be based on Wynn Las Vegas, LLC’s leverage ratio and will range from 0.25% to 0.50% per annum.

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

We have incurred approximately $120.4 million of Encore budget costs through June 30, 2006. These costs have been funded from the Credit Facilities and the First Mortgage Notes. We expect that the available remaining proceeds from the First Mortgage Notes, together with availability under the Credit Facilities, and cash flow from operations, will be sufficient to pay for expenditures of approximately $1.5 billion on the Encore project without incurring additional debt or receiving additional capital contributions from Wynn Resorts. Project costs exceeding approximately $1.5 billion are expected to be funded by an increase of up to $125.0 million of additional availability in the Credit Facilities and/or contributions from Wynn Resorts, Limited.

On March 15, 2006, we amended the agreement (the “Credit Agreement”) governing the Credit Facilities to (a) allow us to issue up to $100.0 million of additional 6 5/8% First Mortgage Notes due December 1, 2014 (the “First Mortgage Notes”); (b) simplify draw procedures under the agreement governing the disbursement of funds restricted under the Credit Agreement (the “Disbursement Agreement”); (c) consolidate certain accounts under the Disbursement Agreement; (d) amend and clarify certain of the conditions for the approval of the budget, plans and specifications of Encore; (e) extend the outside opening and completion dates for Encore to June 30, 2009 and September 30, 2009, respectively; and (f) permit expenditures of up to $150.0 million on Encore prior to the execution of a guaranteed maximum price contract.

On March 31, 2006, Wynn Resorts, Limited delivered an equity commitment agreement to the lenders under the Credit Facilities. Under this agreement, Wynn Resorts has committed to pay up to $215.3 million of Encore project costs if Wynn Las Vegas, LLC is unable to do so.

On June 30, 2006, in anticipation of a contemplated refinancing of the Credit Facilities, we further amended the Credit Agreement to: (i) clarify the Credit Agreement’s definition of “Consolidated Total Debt”; and (ii) change the Consolidated Interest Coverage Ratio (as defined in the Credit Agreement) applicable on Quarterly Dates (as defined in the Credit Agreement) on or prior to September 30, 2007 from 2.25:1 to 2.00:1.

On July 7, 2006, we engaged Deutsche Bank Trust Company Americas, Deutsche Bank Securities Inc., Bank of America, N.A. and Banc of America Securities LLC in connection with the proposed refinancing of our Wynn Las Vegas Credit Facilities.

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

We also have outstanding at June 30, 2006 approximately $41.1 million of an original $44.75 million borrowing secured by our corporate aircraft. This loan matures on May 24, 2010. Principal and interest are payable quarterly, and interest is calculated at LIBOR plus a margin of 2.375%. In addition to scheduled amortization payments, we are required to prepay the loans if certain events of loss with respect to the aircraft occur. Beginning December 31, 2006, we may prepay all or any portion of the loan, subject to a minimum prepayment of $10.0 million.

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

Critical Accounting Policies and Estimates

A description of our critical accounting policies can be found in Item 7. Management’s Discussion and Analysis of Results of Financial Condition and Operations of our Annual Report on Form 10-K for the year ended December 31, 2005. We present below a discussion of our policies related to share-based compensation which has been updated from the discussion in our Annual Report.

Share-Based Compensation

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

In March 2005, the SEC issued Staff Accounting Bulleting (“SAB”) No. 107, “Share-Based Payment” to provide interpretive guidance on SFAS No. 123(R) valuation methods, assumptions used in valuation models, and the interaction of SFAS No. 123(R) with existing SEC guidance. SAB No. 107 also requires the classification of stock compensation expense in the same financial statement line items as cash compensation, and therefore impacts our departmental expenses (and related operating margins), pre-opening costs and construction in progress for our development projects, and our general and administrative expenses (including corporate expenses).

Recently Issued Accounting Standards

See Note 2. Summary of Significant Accounting Policies in the notes to the condensed consolidated financial statements, for a description of our recently issued accounting pronouncements.

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

Interest Rate Swap Information

We have entered into floating-for-fixed interest rate swap arrangements relating to certain of our floating-rate debt facilities. We account for these swaps under SFAS No. 133, and its related interpretations.

On December 14, 2004, we entered into two interest rate swap arrangements to hedge the underlying interest rate risk on a total of $400.0 million of borrowings under Wynn Las Vegas, LLC’s term loan facility, which bears interest at LIBOR plus 2.125%. Under each of these two interest rate swap arrangements, we receive payments at a variable rate of LIBOR and pay a fixed rate of 3.793% on the $200.0 million notional amount set forth in each of the swap instruments from February and March 2005, respectively, through December 2008. Although these interest rate swaps are highly effective economically in fixing the interest rate on these borrowings under the new term loan facility at approximately 5.9%, changes in fair value of these interest rate swaps for each reporting period are, and will continue to be, recorded as a component of other income (expense), net as the swaps do not qualify for hedge accounting.

Summary of Historical Fair Values and Changes in Fair Values

The Company recorded approximately $15.8 million and $10.5 million as of June 30, 2006 and December 31, 2005, respectively, in deposits and other assets to reflect the fair value of the interest rate swaps. The fair value approximates the amount the Company would receive if these contracts were settled at the respective valuation dates. Fair value is estimated based upon current, and predictions of future, interest rate levels along a yield curve, the remaining duration of the instruments and other market conditions, and therefore, is subject to significant estimation and a high degree of variability of fluctuation between periods.

Although these interest rate swaps are highly effective economically in fixing the interest rate on the term loan borrowings at approximately 5.9%, changes in the fair value of the interest rate swaps for each reporting period are recorded in the increase (or decrease) in swap fair value as a component of other income (expense), net since the interest rate swaps do not qualify for hedge accounting. Accordingly, during the three and six months ended June 30, 2006 and 2005, the Company recorded the following amounts to reflect the increases (or decreases) in the fair value of the interest rate swaps (amounts in thousands):

	June 30, 2006		June 30, 2005
	3 months	6 months	3 months	6 months
Increase (decrease) in swap fair value	$1,975	$5,330	$(5,814)	$1,887

Interest Rate Sensitivity

For the three and six months ended June 30, 2006, we incurred approximately $32.2 million and $64.2 million, respectively, in interest. Certain amounts of our outstanding indebtedness for the period was based upon variable LIBOR rates plus a premium. A 1% increase in the variable rates would have increased our interest cost for the three and six months ended June 30, 2006 by approximately $107,000 and $213,000 respectively.

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

Part II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Restrictions imposed by our debt instruments significantly restrict us, subject to certain exceptions for payment of allocable corporate overhead, from declaring or paying dividends or distributions. Specifically, we are restricted under the indenture governing the First Mortgage Notes from making certain “restricted payments” as defined therein. These restricted payments include the payment of dividends or distributions to any direct or indirect holders of our membership interests. These restricted payments may not be made until certain other financial and non-financial criteria have been satisfied. In addition, our credit facilities contain similar restrictions.

Item 6. Exhibits

(a) Exhibits

EXHIBIT INDEX

Exhibit No.	Description
3.1	Second Amended and Restated Articles of Organization of Wynn Las Vegas, LLC. (1)

3.2	Second Amended and Restated Operating Agreement of Wynn Las Vegas, LLC. (1)

10.1	Production Rights Purchase Agreement, dated as of May 31, 2006, by and among Wynn Las Vegas, LLC; Lupa International, Inc.; Productions Du Dragon, S.A. and Franco Dragone, to which intervenes Calitri Services and Licensing Limited Liability Company. (2)**

10.2	Change Order No. 11 to Agreement for Guaranteed Maximum Price Construction Services, dated as of June 7, 2006, by and between Marnell Corrao Associates, Inc. as Contractor and Wynn Las Vegas, LLC. (2)

10.6	Fourth Amendment to Credit Agreement, dated as of June 30, 2006, among Wynn Las Vegas, LLC, the Wynn Amendment Parties (as defined therein) and Deutsche Bank Trust Company Americas, as administrative agent on behalf of the lenders (as defined therein. (3)

*31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a – 14(a) and Rule 15d – 14(a).

*31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a – 14(a) and Rule 15d – 14(a).

*32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350.

*	Filed herewith
**	Portions of the exhibit have been redacted and are subject to a confidential treatment request filed within the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities and Exchange Act of 1934, as amended.
(1)	Previously filed with the Registration Statement on Form S-4 (File No. 333-124052) filed by the Registrant on April 13, 2005 and incorporated herein by reference.
(2)	Incorporated by reference from the Quarterly Report on Form 10-Q filed by Wynn Resorts, Limited on August 7, 2006.
(3)	Previously filed with the Current Report on Form 8-K filed by the Registrant on July 7, 2006 and incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WYNN LAS VEGAS, LLC

	By:	WYNN RESORTS HOLDINGS, LLC
its sole member

	By:	WYNN RESORTS, LIMITED
its sole member

Dated: August 7, 2006	By	/s/ John Strzemp
John Strzemp
Executive Vice President and Chief Financial Officer of Wynn Resorts, Limited