Form 10-Q
period 2006-09-30
WYNN LAS VEGAS LLC
filed 2006-11-09
CIK 1180638

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Wynn Resorts Holdings, LLC owns all of the membership interests of the Registrant as of November 3, 2006.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

Part I - Financial Information

Item I - Financial Statements

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands)

(unaudited)

	September 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$87,910	$87,777
Restricted cash and investments	34,361	44,498
Receivables, net	100,184	88,367
Inventories	47,214	39,884
Prepaid expenses	20,187	18,381

Total current assets	289,856	278,907

Restricted cash and investments	222,131	350,259
Note receivable from Wynn Resorts, Limited	80,879	82,267
Property and equipment, net	2,367,756	2,324,794
Intangible assets, net	31,220	21,163
Deferred financing costs, net	47,388	60,530
Deposits and other assets	56,955	73,559
Investment in unconsolidated affiliates	5,103	4,349

Total assets	$3,101,288	$3,195,828

LIABILITIES AND MEMBER’S EQUITY
Current liabilities:
Current portion of long term debt	$15,007	$14,728
Accounts payable	23,673	27,661
Accrued interest	30,227	8,033
Accrued compensation and benefits	31,291	24,291
Other accrued expenses	22,094	25,536
Customer deposits and other liabilities	50,434	66,120
Due to affiliates, net	39,006	55,363

Total current liabilities	211,732	221,732
Long-term debt	1,648,184	1,748,510
Due to affiliates, net	27,480	757

Total liabilities	1,887,396	1,970,999

Commitments and contingencies (Note 10)

Member’s equity:
Contributed capital	1,451,703	1,445,785
Accumulated deficit	(237,811)	(220,956)

Total member’s equity	1,213,892	1,224,829

Total liabilities and member’s equity	$3,101,288	$3,195,828

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
		(as Restated)		(as Restated)
Operating revenues:
Casino	$131,850	$123,049	$371,891	$221,764
Rooms	64,313	61,393	201,712	106,026
Food and beverage	69,278	61,211	221,598	109,266
Entertainment, retail and other	44,808	41,798	143,482	76,457

Gross revenues	310,249	287,451	938,683	513,513
Less: promotional allowances	(37,021)	(36,266)	(114,532)	(61,200)

Net revenues	273,228	251,185	824,151	452,313

Operating costs and expenses:
Casino	60,468	53,387	181,624	95,668
Rooms	17,700	16,120	52,825	27,900
Food and beverage	45,334	42,477	139,516	76,184
Entertainment, retail and other	31,058	28,411	97,432	48,678
General and administrative	44,707	40,153	131,116	68,467
Provision for doubtful accounts	4,805	2,111	11,403	10,722
Management fees	4,091	3,783	12,377	6,785
Pre-opening costs	982	1,541	1,176	67,427
Depreciation and amortization	36,225	35,614	112,793	61,182
Contract termination fee	—	—	5,000	—
Property charges and other	5,739	5,937	13,064	6,047

Total operating costs and expenses	251,109	229,534	758,326	469,060

Equity in income from unconsolidated affiliates	321	245	1,003	345

Operating income (loss)	22,440	21,896	66,828	(16,402)

Other income (expense):
Interest income	5,829	5,022	17,934	12,857
Interest expense	(29,150)	(32,052)	(91,964)	(54,162)
Increase (decrease) in swap fair value	(4,225)	6,146	1,105	8,033
Loss on extinguishment of debt	(10,758)	—	(10,758)	—

Other income (expense), net	(38,304)	(20,884)	(83,683)	(33,272)

Net income (loss)	$(15,864)	$1,012	$(16,855)	$(49,674)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Nine Months Ended September 30,
	2006	2005
		(as Restated)
Cash flows from operating activities:
Net loss	$(16,855)	$(49,674)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	112,793	61,182
Stock-based compensation	5,918	—
Loss on debt extinguishment	10,758	—
Amortization and writeoff of deferred financing costs and other	12,184	3,713
Equity in income of unconsolidated affiliates, net of distributions	(754)	(345)
Provision for doubtful accounts	11,403	10,722
Property charges and other	13,064	6,047
Incidental operations	—	(105)
Increase in swap fair value	(1,105)	(8,033)
Increase (decrease) in cash from changes in:
Receivables	(21,832)	(65,907)
Inventories and prepaid expenses	(4,981)	(45,274)
Accounts payable and accrued expenses	6,078	119,817
Due to affiliates	12,377	6,785

Net cash provided by operating activities	139,048	38,928

Cash flows from investing activities:
Capital expenditures	(163,636)	(627,666)
Restricted cash and investments	138,265	406,453
Investment in unconsolidated affiliates	—	(3,500)
Note receivable from Wynn Resorts, Limited	—	(80,767)
Purchase of intangibles and other assets	(20,423)	(23,906)
Due to affiliates, net	4,961	(18,069)
Proceeds from sale of assets	—	23

Net cash used in investing activities	(40,833)	(347,432)

Cash flows from financing activities:
Principal payments on long-term debt	(413,744)	(19,000)
Proceeds from issuance of long-term debt	313,629	517,186
Proceeds from termination of interest rate swap	6,605	—
Payments of deferred financing costs	(4,572)	(7,708)

Net cash (used in) provided by financing activities	(98,082)	490,478

Cash and cash equivalents:
Increase in cash and cash equivalents	133	181,974
Balance, beginning of period	87,777	25,691

Balance, end of period	$87,910	$207,665

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization and Basis of Presentation

Organization

Wynn Las Vegas, LLC was formed on April 17, 2001 as a Nevada limited liability company. Originally named Hotel A, LLC, its name was changed to Wynn Las Vegas, LLC on May 15, 2002. Unless the context otherwise requires, all references herein to the “Company” refer to Wynn Las Vegas, LLC, a Nevada limited liability company and its consolidated subsidiaries, including for periods when the Company was named Hotel A, LLC. The sole member of the Company is Wynn Resorts Holdings, LLC (“Holdings”). The sole member of Holdings is Wynn Resorts, Limited (“Wynn Resorts”). The Company was organized primarily to construct and operate “Wynn Las Vegas,” a destination resort and casino on the site of the former Desert Inn Resort and Casino on “the Strip” in Las Vegas, Nevada. Wynn Las Vegas opened to the public on April 28, 2005. In addition, the Company is constructing “Encore at Wynn Las Vegas” or “Encore.” Encore will be fully integrated with Wynn Las Vegas and is being constructed on 20 acres of land immediately adjacent to Wynn Las Vegas. Encore is expected to open to the public in early 2009.

Wynn Las Vegas Capital Corp. (“Wynn Capital”) is a wholly owned subsidiary of the Company incorporated on June 3, 2002, solely for the purpose of obtaining financing for Wynn Las Vegas. Wynn Capital is authorized to issue 2,000 shares of common stock, par value $0.01. At September 30, 2006, Wynn Las Vegas, LLC owned the one share that was issued and outstanding. Wynn Capital has neither any significant net assets nor has had any operating activity. Its sole function is to serve as the co-issuer of the mortgage notes described below. Wynn Las Vegas, LLC and Wynn Capital together are hereinafter referred to as the “Issuers.”

Basis of Presentation

Prior to the opening of Wynn Las Vegas on April 28, 2005, the Company was solely a development stage company.

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. The Company’s investment in the 50%-owned joint venture operating the Ferrari and Maserati automobile dealership inside Wynn Las Vegas is accounted for under the equity method. All significant intercompany accounts and transactions have been eliminated.

The accompanying condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results for the interim periods have been made. The results for the three and nine months ended September 30, 2006 are not necessarily indicative of results to be expected for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

2. Summary of Significant Accounting Policies

Reclassifications

Management fees for the three and nine months ended September 30, 2005 previously included in general and administrative expenses have been reclassified as “management fees”. These reclassifications had no effect on the previously reported net income (loss).

Accounts receivable and credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of casino accounts receivable. The Company issues credit in the form of “markers” to approved casino customers following investigations of creditworthiness. At September 30, 2006 and December 31, 2005, approximately 57% and 70%, respectively, of the Company’s markers were due from customers residing in foreign countries. Business or economic conditions or other significant events in these countries could affect the collectibility of such receivables.

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

Inventories

Inventories consist of retail, food and beverage items, which are stated at the lower of cost or market value, and certain operating supplies. Cost is determined by the first-in, first-out, average and specific identification methods.

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

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The retail value of accommodations, food and beverage, and other services furnished to guests without charge is included in gross revenue and then deducted as promotional allowances. The estimated cost of providing such promotional allowances for the three and nine months ended September 30, 2006 and 2005 is primarily included in casino expenses as follows (amounts in thousands):

	September 30, 2006		September 30, 2005
	3 months	9 months	3 months	9 months
Rooms	$6,530	$18,574	$6,504	$10,654
Food & Beverage	12,930	42,162	13,370	23,351
Entertainment, retail and other	2,112	6,868	3,871	6,129

Total	$21,572	$67,604	$23,745	$40,134

Advertising Costs

The Company expenses advertising costs the first time the advertising runs. For the three and nine months ended September 30, 2006, advertising costs totaled approximately $3.7 million and $14.5 million, respectively. Advertising costs for the three and nine months ended September 30, 2005 were approximately $3.2 million and $14.2 million, respectively.

Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share Based Payment.” This statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and supercedes APB Opinion No. 25 and related interpretations. SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services or incurs a liability in exchange for goods and services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. It requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and recognize that cost over the service period. The Company adopted this statement on January 1, 2006 under the modified prospective method. The Company uses the Black-Scholes valuation model to determine the estimated fair value for each option grant issued. The Black-Scholes determined fair value net of estimated forfeitures is amortized as compensation cost on a straight-line basis over the service period. In applying the modified prospective method, financial statements of prior periods presented do not reflect any adjusted amounts (i.e. prior periods do not include compensation cost calculated under the fair value method).

Further information on the Company’s share-based compensation arrangements is included in Note 9 “Share-Based Compensation”.

In June 2006, the FASB issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes”. This interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. The interpretation provides guidance on classification, interest and penalties, accounting in interim periods, disclosure, and translation. This interpretation is effective for fiscal years beginning after December 15, 2006. Since the Company is a pass-through entity for tax purposes, the adoption of this statement, effective January 1, 2007, will not have an impact on the Company’s consolidated financial statements.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

In September 2006, the FASB issued SFAS No 157, “Fair Value Measurements”. This Statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements under other accounting pronouncements that require or permit fair value measurements. Accordingly, this Statement does not require any new fair value measurements. This statement is effective for fiscal years beginning after November 15, 2007. The Company has not yet determined the impact this statement will have on its consolidated financial statements after it is adopted on January 1, 2008.

In September 2006, the FASB issued SFAS No 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability on the balance sheet and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The Company is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of December 31, 2006. Since the Company does not sponsor any defined benefit postretirement plans, this statement is not expected to have a material impact on the Company’s financial position or results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” (“SAB 108”). SAB 108 requires companies to evaluate the materiality of identified unadjusted errors on each financial statement and related financial statement disclosure using both the rollover approach and the iron curtain approach. The rollover approach quantifies misstatements based on the amount of the error in the current year financial statement whereas the iron curtain approach quantifies misstatements based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of the misstatement’s year(s) of origin. Financial statements would require adjustment when either approach results in quantifying a misstatement that is material. Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. SAB 108 is effective for interim periods of the first fiscal year ending after November 15, 2006. The company is currently evaluating what effect, if any, adoption of SAB 108 will have on the company’s consolidated results of operations and financial position.

3. Supplemental Disclosure of Cash Flow Information

Interest paid for the nine months ended September 30, 2006 and 2005 totaled approximately $66.5 million and $60.5 million, respectively. Interest capitalized for the nine months ended September 30, 2006 and 2005 totaled approximately $3.6 million and $36.6 million, respectively.

Stock-based compensation related to employees dedicated to the construction of Wynn Las Vegas and Encore that was capitalized into construction in progress for the nine months ended September 30, 2006 and 2005 totaled approximately $1.0 million and $1.6 million, respectively.

During the nine months ended September 30, 2006 and 2005, capital expenditures includes approximately $7.9 million and $84.8 million, respectively, of decreases in construction payables and retention recorded through amounts due to affiliates.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

4. Related Party Transactions

Note Receivable from Wynn Resorts

On August 15, 2005, the Company loaned $80.0 million to Wynn Resorts that further loaned those funds through its subsidiaries to Wynn Macau, S.A. as part of the financing of Wynn Macau, Wynn Resorts’ casino resort facility in the Macau Special Administrative Region of the People’s Republic of China (“Macau”), which opened to the public on September 6, 2006. Interest is payable semi-annually at 7.5% per annum. Unpaid principal and interest is due at maturity on August 15, 2012. Included in the balances as of September 30, 2006 and December 31, 2005, was approximately $879,000 and $2.3 million, respectively, of accrued interest receivable related to this note.

Amounts Due to / from Affiliates, Net

As of September 30, 2006, the Company’s net due to affiliates was primarily comprised of construction payables of approximately $19.7 million, construction retention of approximately $8.8 million, a management fee of approximately $23.2 million (equal to 1.5% of revenues and payable upon meeting certain leverage ratios as specified in the documents governing the Company’s credit facilities), and amounts payable to affiliates totaling $14.8 million (primarily corporate allocations discussed below). As of December 31, 2005 the Company’s net due to affiliates was primarily comprised of construction payables of approximately $22.4 million, construction retention of approximately $14.1 million, a management fee of approximately $10.8 million (equal to 1.5% of revenues and payable upon meeting certain leverage ratios as specified in the documents governing the Company’s credit facilities) and other operating liabilities (primarily corporate allocations discussed below) of $8.8 million.

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

Corporate Allocations

The accompanying statements of operations include allocations from Wynn Resorts for legal, accounting, human resource, information services, real estate, and other corporate support services. The corporate support service allocations have been determined on a basis that Wynn Resorts and the Company consider to be reasonable estimates of the utilization of service provided or the benefit received by the Company. The allocation methods include specific identification, relative cost, square footage and headcount. Wynn Resorts maintains corporate offices at Wynn Las Vegas without charge from the Company. The Company settles these corporate allocation charges with Wynn Resorts on a periodic basis as discussed in “Amounts Due to / from Affiliates, Net” above. During the three and nine months ended September 30, 2006 approximately $4.6 million and $12.0 million, respectively, was charged to the Company for such corporate allocations.

Amounts Due to Officers

The Company periodically provides services to Stephen A. Wynn, Chairman of the Board, Chief Executive Officer and one of the principal stockholders of Wynn Resorts (“Mr. Wynn”), and certain other executive

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

officers of Wynn Resorts, including household services, construction work and other personal services. Mr. Wynn and these other officers have amounts on deposit with Wynn Resorts to prepay any such items, which are replenished on an ongoing basis as needed. At September 30, 2006 and December 31, 2005, Wynn Resorts owed Mr. Wynn and the other officers approximately $361,000 and $412,000, respectively.

Villa Suite Lease

Effective July 1, 2005, Mr. Wynn and his wife, Elaine P. Wynn (“Mrs. Wynn”), who is also a director of Wynn Resorts, lease from year to year a villa suite in the Wynn Las Vegas resort as their personal residence. Rent is determined by the Audit Committee of the Board of Directors of Wynn Resorts (the “Audit Committee”), and is based on the fair market value of the use of the suite accommodations. Based on third-party appraisals, the Audit Committee determined the rent for each year in the three-year period commencing July 1, 2005 and ending June 30, 2008 to be $580,000. All services for, and maintenance of, the suite are included in the rental, with certain exceptions.

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

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

5. Receivables, net

Receivables, net consist of the following (amounts in thousands):

	September 30, 2006	December 31, 2005
Casino	$106,020	$83,936
Hotel	11,435	12,660
Other	8,616	7,583

	126,071	104,179
Less: allowance for doubtful accounts	(25,887)	(15,812)

	$100,184	$88,367

6. Property and Equipment

Property and equipment consist of the following (amounts in thousands):

	September 30, 2006	December 31, 2005
Land and improvements	$602,592	$599,278
Buildings and improvements	1,167,307	1,159,363
Airplane	44,254	44,254
Furniture, fixtures and equipment	604,712	581,977
Construction in progress	139,657	30,996

	2,558,522	2,415,868
Less: accumulated depreciation	(190,766)	(91,074)

	$2,367,756	$2,324,794

As of September 30, 2006 and December 31, 2005, construction in progress includes interest and other costs capitalized in conjunction with Encore.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

7. Long-Term Debt

Long-term debt consists of the following (amounts in thousands):

	September 30, 2006	December 31, 2005
6 5/8% First Mortgage Notes, due December 1, 2014	$1,300,000	$1,300,000
$600.0 million Revolving Credit Facility; due December 14, 2009; interest at LIBOR plus 2.25% (approximately 6.7%)	—	10,000
$400.0 million Delay Draw Term Loan Facility; due December 14, 2011 interest at LIBOR plus 2.125% (approximately 6.5%)	—	400,000
$900.0 million Revolving Credit Facility; due August 15, 2011; interest at LIBOR plus 1.625% (approximately 7.0%)	88,629	—
$225.0 million Term Loan Facility; $112.5 million due September 30, 2012 with remaining $112.5 million due August 15, 2013; interest at LIBOR plus 1.875% (approximately 7.2%)	225,000	—
$44.75 million note payable; due March 31, 2010; interest at LIBOR plus 2.375% (approximately 7.7% and 6.9%, respectively)	39,792	43,536
12% Second Mortgage Notes, net of original issue discount of approximately $372,000 and $440,000, respectively due November 1, 2010; effective interest at approximately 12.9%	9,770	9,702

	1,663,191	1,763,238
Current portion of long-term debt	(15,007)	(14,728)

	$1,648,184	$1,748,510

Credit Facilities

On August 15, 2006 the Company refinanced its Revolving Credit Facility (the “Revolver”) and its Delay Draw Term Loan Facility (the “Term Loans”) (together, the “Credit Facilities”).

On August 15, 2006, the Company entered into an Amended and Restated Credit Agreement (the “Amended and Restated Credit Agreement”) which, among other things, (i) increased the Credit Facilities from $1.0 billion to $1.125 billion by increasing the Revolver from $600.0 million to $900.0 million and reducing the Term Loans from $400.0 million to $225.0 million; (ii) reduced the borrowing margins on London Interbank Offered Rate (“LIBOR”)-based Revolver and Term Loans by 0.625% and 0.250%, respectively; (iii) extended the maturity dates for the Revolver and the Term Loans to August 15, 2011 and August 15, 2013, respectively; and (iv) reduced the consolidated interest coverage ratio requirement for quarterly periods on or prior to December 31, 2007 to 2:1. The Amended and Restated Credit Agreement also: (i) reduced the range of the Revolver’s annual LIBOR borrowing margin after the opening of Encore from a range of 1.25% to 2.50% to a range of 1.00% to 1.75%, depending on the Company’s leverage ratio; and (ii) simplified the procedures for and conditions to obtaining advances under and reduced the reporting obligations under, the Amended and Restated Credit Agreement upon the satisfaction of certain conditions, including fully utilizing all previously funded amounts under the 6-5/8% First Mortgage Notes due 2014 (the “First Mortgage Notes) for payment of Encore project costs.

In accordance with Emerging Issues Task Force issue 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments,” (“EITF 96-19”) the Company recorded a loss on extinguishment of debt for the

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

three and nine months ended September 30, 2006 of approximately $10.8 million to reflect the write-off of the previous Term Loan’s unamortized deferred financing costs and the payment of certain third-party bank fees incurred during the refinancing.

Debt Covenant Compliance

As of September 30, 2006, the Company was in compliance with all covenants governing the Company’s debt facilities.

8. Interest Rate Swaps

The Company has entered into floating-for-fixed interest rate swap arrangements relating to its Term Loans. The Company accounts for its interest rate swaps in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”), and its related interpretations.

On December 14, 2004, the Company entered into two $200.0 million notional amount interest rate swap arrangements to fix the interest rate on the $400.0 million of floating-rate Term Loan borrowings outstanding prior to the August 15, 2006 refinancing of the Credit Facilities (See Note 7 “Long-term Debt”). Under these arrangements, the Company paid 3.793% of the notional amount and received payments equal to 1-month LIBOR. Although these interest rate swaps essentially fixed the interest rate at approximately 5.9%, changes in the fair value of the interest rate swaps for each reporting period were recorded in the increase (or decrease) in swap fair value as a component of other income (expense), net since the interest rate swaps did not qualify for hedge accounting.

On August 15, 2006, the Company reduced its Term Loan facility as part of the refinancing of the Credit Facilities, and concurrently terminated one of its two $200.0 million interest rate swap arrangements. The Company received approximately $6.6 million in cash from unwinding this interest rate swap. The Company elected to retain the second $200.0 million interest rate swap to essentially fix the interest rate on $200.0 million of the new $225.0 million of Term Loan borrowings. Because the Company continues to pay a fixed rate of 3.793% on the $200.0 million notional amount and receives payments based on LIBOR, the interest rate on $200.0 million of the new $225.0 million Term Loan is fixed at approximately 5.668%. The interest rate on the remaining $25.0 million of Term Loan is subject to the changes in the LIBOR rates over time.

As of September 30, 2006 the Company recorded approximately $5.0 million in deposits and other assets to reflect the fair value of the remaining $200.0 million notional amount interest rate swap. As of December 31, 2005, the Company recorded approximately $10.5 million in deposits and other assets to reflect the fair value of the two $200.0 million notional amount interest rate swaps. The fair value approximates the amount the Company would receive if these contracts were settled at the respective valuation dates. Fair value is estimated based upon current, and predictions of future, interest rate levels along a yield curve, the remaining duration of the instruments and other market conditions, and therefore, is subject to significant estimation and a high degree of variability of fluctuation between periods.

As noted above, although these interest rate swaps are highly effective economically in fixing the interest rate on the respective Term Loans, these interest rate swaps do not qualify for hedge accounting. Accordingly, changes in the fair value of these interest rate swaps for each reporting period are recorded as an increase or (decrease) in swap fair value, a component of other income (expense), net.

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

A maximum of 9,750,000 shares of Wynn Resorts’ common stock has been reserved for issuance under the Stock Plan. As of September 30, 2006, 3,920,712 shares remain available for the grant of stock options or nonvested shares of Wynn Resorts common stock.

Stock Options

Options are granted at the current market price at the date of grant. The Stock Plan provides for a variety of vesting schedules, including: immediate; 25% each year over four years; 33.33% for each of the third, fourth and fifth years; cliff vesting at a determined date; and others to be determined at the time of grant. All options expire ten years from the date of grant.

A summary of option activity under the Stock Plan as of September 30, 2006, and the changes during the nine months then ended is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2006	1,717,800	$39.50
Granted	153,500	$68.81
Exercised	(231,500)	$21.97
Canceled	(138,550)	$40.11

Outstanding at September 30, 2006	1,501,250	$45.07	8.14	$34,814,335

Exercisable at September 30, 2006	347,500	$28.89	7.10	$13,658,710

The weighted average fair value of options granted during the nine months ended September 30, 2006 and 2005 was $31.01 and $25.42, respectively. The total intrinsic value of the options exercised for the nine months ended September 30, 2006 and 2005 was $11.4 million and $2.0 million, respectively. Since all deferred tax assets are fully reserved, these amounts did not create any tax benefit.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Nonvested Shares

A summary of the status of the Stock Plan’s nonvested shares as of September 30, 2006 and changes during the nine months ended September 30, 2006, is presented below:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2006	—	$—
Granted	146,000	$65.81
Vested	—	$—
Canceled	—	$—

Nonvested at September 30, 2006	146,000	$65.81

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

The Company uses the Black-Scholes valuation model to determine the estimated fair value for each option grant issued, with highly subjective assumptions, changes in which could materially affect the estimated fair value. Expected volatility is based on implied and historical factors related to Wynn Resorts’ common stock. Expected term represents the weighted average time between the option’s grant date and its exercise date. Since the adoption of SFAS No. 123(R), the Company uses the simplified method prescribed by SAB No. 107 for companies with a limited trading history, to estimate the expected term. Prior to the adoption of SFAS No. 123(R), the Company used its best estimate and comparisons to industry peers. The risk-free interest rate used for the periods presented are equal to the U.S. Treasury yield curve at the time of grant for the period equal to the expected term.

The fair value per option was estimated on the date of grant using the following weighted-average assumptions:

	September 30, 2006		September 30, 2005
	3 months	9 months	3 months	9 months
Expected dividend yield	—	—	—	—
Expected stock price volatility	35.9%	32.5%	35.3%	35.3%
Risk-free interest rate	4.6%	4.9%	4.2%	3.9%
Expected average life of options (years)	7.0	7.0	6.5	5.7

The adoption of SFAS No. 123(R) and the related interpretations on January 1, 2006, resulted in the recognition of approximately $1.9 million and $5.6 million of compensation cost related to stock options for the three and nine months ended September 30, 2006, respectively.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

In addition to compensation cost relating to stock options, during the three and nine months ended September 30, 2006, the Company recognized compensation cost related to nonvested shares of Wynn Resorts’ common stock of approximately $315,000 and $365,000, respectively. Approximately $9.2 million of unamortized compensation cost relating to nonvested shares of Common Stock at September 30, 2006, will be recognized as compensation over the vesting period of the related grants through May 2016.

The total compensation cost relating to both stock options and nonvested stock for the three and nine months ended September 30, 2006 is allocated as follows (amounts in thousands):

	September 30, 2006
	3 months	9 months
Casino	$861	$2,164
Rooms	175	475
Food & Beverage	315	854
Entertainment, retail and other	93	231
General and administrative	816	2,194

Total stock-based compensation expense	$2,260	$5,918

As permitted by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of SFAS No. 123,” the Company continued to apply the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its employee stock-based compensation for the three and nine months ended September 30, 2005. Accordingly, compensation expense was recognized only to the extent that the market value at the date of grant exceeded the exercise price.

The following table illustrates the effect on the net loss that would have resulted had the Company applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” to stock-based employee compensation during the three and nine months ended September 30, 2005 (amounts in thousands):

	September 30, 2005
	3 months	9 months
Net income (loss) as restated	$1,012	$(49,674)
Less: total stock-based employee compensation expenses determined under the fair value method for all awards	(1,341)	(3,362)

Pro forma net loss	$(329)	$(53,036)

10. Commitments and Contingencies

Wynn Las Vegas

Wynn Las Vegas Enhancements. The Company continues to make certain enhancements and refinements to Wynn Las Vegas. As a result, the Company has incurred and will continue to incur capital expenditures relating to these enhancements and refinements. Under the terms of the Credit Facilities, the Company is permitted up to $100.0 million of capital expenditures in 2006, of which approximately $47.9 million was spent during the first nine months of 2006. These spending limits do not apply to any funds that may be contributed to the Company by Wynn Resorts.

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

Encore Construction and Development. On March 31, 2006, the Company’s lenders approved a $1.74 billion project budget and the related plans and specifications for Encore (the “Encore Budget, Plans and Specs”). The Company continues to refine the design of Encore and is evaluating certain enhancements, which may increase the project budget. In addition, we are negotiating the guaranteed maximum price construction contract for Encore (the “Encore GMP”). Any increase to the Encore budget would be funded by contributions of debt and/or equity from Wynn Resorts. Encore’s current design includes a 2,042-room hotel tower fully integrated with Wynn Las Vegas, consisting of 132 suites and 1,910 guest rooms, as well as an approximately 54,000 square foot casino, additional convention and meeting space, as well as restaurants, a nightclub, swimming pools, a spa and salon and retail outlets. The Encore Budget, Plans and Specs include approximately $70.0 million to be incurred for an additional employee parking garage located on the Company’s Koval property across Sands Avenue from Wynn Las Vegas, a related pedestrian bridge, and costs to be incurred in connection with preparing the Broadway Theater to host “Monty Python’s Spamalot.” The Company commenced construction of Encore on April 28, 2006 and expects to open Encore to the public by early 2009.

On March 31, 2006, Wynn Resorts delivered an equity commitment agreement to the lenders under the Credit Facilities. Under that agreement, Wynn Resorts had committed to pay up to $215.3 million of Encore project costs if the Company was unable to do so. The Amended and Restated Credit Agreement (See Note 7 “Long-term Debt”) increased the aggregate amount available under the Credit Facilities from $1.0 billion to $1.125 billion. As a result of this increase and with other funds becoming available to pay for Encore project costs, Wynn Resorts’ maximum commitment to pay Encore project costs was reduced from $215.3 million to $70.0 million.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Through September 30, 2006, the Company incurred approximately $200.7 million of the Encore project costs. These costs, net of approximately $6.4 million of retention, have been funded from the Credit Facilities, the First Mortgage Notes and cash flow from the operations of Wynn Las Vegas. Prior to signing a guaranteed maximum price construction contract, the Company is permitted to spend up to $300.0 million of the proceeds of the First Mortgage Notes and the Credit Facilities on Encore project costs. As of September 30, 2006, the Company has spent approximately $155.9 million using the debt proceeds. The remaining $38.4 million has been funded from cash flows from operations. The Company expects that the remaining proceeds from the First Mortgage Notes, together with availability under the Credit Facilities, cash flow from operations and the equity commitment from Wynn Resorts will be sufficient to fund Encore’s $1.74 billion budget.

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

The liquidity reserve is solely for use of the Wynn Las Vegas project. Upon final payment of the small remaining retention required for final completion, the liquidity reserve will be released. These funds are then expected to be applied to construction costs incurred in connection with Encore. In addition, at final completion of Wynn Las Vegas, $30.0 million of the $50.0 million completion guarantee will be retained as Encore’s completion guarantee, with the remaining $20.0 million used for Encore’s construction costs.

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

Litigation

The Company does not have any material litigation as of September 30, 2006.

11. Restatement

Subsequent to the issuance of the Company’s condensed consolidated financial statements for the three and nine months ended September 30, 2005, the Company determined that its interest rate swap arrangements relating to certain of its floating-rate debt facilities did not qualify for hedge accounting under SFAS No. 133 and its related interpretations. The Company’s hedge documentation includes, among other items, the assumption that the repricing dates for its debt and swaps match. The documentation required to assess ineffectiveness resulting from having different repricing dates was not in place at the inception of the hedge, nor during the periods for which an assessment was required, and the Company determined that the repricing dates on the swap instruments did not match exactly the repricing dates on the floating-rate debt. Documentation deficiencies cannot be corrected, and quarterly testing cannot be performed, retrospectively. As a result of the documentation deficiencies, hedge accounting should not have been used. Accordingly, the Company restated its condensed consolidated financial statements for the three and nine months ended September 30, 2005 to eliminate the application of hedge accounting. Eliminating the application of hedge accounting resulted in recording the mark to market adjustments for the interest rate swaps as increase/(decrease) in swap fair value, a component of other income (expense), net and not in comprehensive income, as was previously reported.

A summary of the significant effects of the restatement on the September 30, 2005 condensed consolidated financial statements is as follows (amounts in thousands):

	For the Three Months Ended September 30, 2005		For the Nine Months Ended September 30, 2005
	As Previously Reported	As Restated	As Previously Reported	As Restated
Condensed Consolidated Statement of Operations:
Increase in swap fair value .	$—	$6,146	$—	$8,033
Interest expense	$(30,849)	$(32,052)	$(52,157)	$(54,162)
Other expense, net	$(25,827)	$(20,884)	$(39,300)	$(33,272)
Net income (loss)	$(3,931)	$1,012	$(55,702)	$(49,674)

Condensed Consolidated Statement of Cash Flows:
Net loss	n/a	n/a	$(55,702)	$(49,674)
Increase in swap fair value	n/a	n/a	$—	$8,033
Capital expenditures	n/a	n/a	$(629,671)	$(627,666)

12. Subsequent Events

On November 1, 2006, the Company redeemed the approximately $10.1 million of 12% Second Mortgage Notes due 2010 (the “Second Mortgage Notes”) that remained outstanding. Funds to repay the Second Mortgage Notes and interest had been placed in an escrow account in December 2004, specifically for this purpose.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

13. Consolidating Financial Information of Guarantors and Issuers

The following consolidating financial statements present information related to the Issuers of the First Mortgage Notes and their guarantor subsidiaries (World Travel, LLC; Las Vegas Jet, LLC; Wynn Show Performers, LLC; Wynn Golf, LLC; Kevyn, LLC; and Wynn Sunrise, LLC) and non-guarantor subsidiary (Wynn Completion Guarantor, LLC) as of September 30, 2006 and December 31, 2005, and for the three and nine months ended September 30, 2006 and 2005.

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

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONSOLIDATING BALANCE SHEET INFORMATION

AS OF SEPTEMBER 30, 2006

(amounts in thousands)

(unaudited)

	Issuers	Guarantor Subsidiaries	Nonguarantor Subsidiary	Eliminating Entries	Total
ASSETS
Current assets:
Cash and cash equivalents	$87,931	$(21)	$—	$—	$87,910
Restricted cash and investments	34,361	—	—	—	34,361
Receivables, net	100,183	1	—	—	100,184
Inventories	47,214	—	—	—	47,214
Prepaid expenses	19,693	494	—	—	20,187

Total current assets	289,382	474	—	—	289,856

Restricted cash and investments	168,910	—	53,221	—	222,131
Note receivable from Wynn Resorts, Limited	80,879	—	—	—	80,879
Property and equipment, net	2,175,491	192,265	—	—	2,367,756
Intangible assets, net	25,076	6,144	—	—	31,220
Deferred financing costs, net	47,205	183	—	—	47,388
Deposits and other assets	56,941	14	—	—	56,955
Investment in unconsolidated affiliates	2,303	5,103	—	(2,303)	5,103

Total assets	$2,846,187	$204,183	$53,221	$(2,303)	$3,101,288

LIABILITIES AND MEMBER’S EQUITY
Current liabilities:
Current portion of long-term debt	$9,770	$5,237	$—	$—	$15,007
Accounts payable	23,597	76	—	—	23,673
Accrued interest	30,218	9	—	—	30,227
Accrued compensation and benefits	30,424	867	—	—	31,291
Other accrued expenses	22,075	19	—	—	22,094
Customer deposits and other liabilities	50,434	—	—	—	50,434
Due to affiliates, net	(126,779)	165,785	—	—	39,006

Total current liabilities	39,739	171,993	—	—	211,732

Long-term debt	1,613,629	34,555	—	—	1,648,184
Due to affiliates, net	(21,073)	—	48,553	—	27,480

Total liabilities	1,632,295	206,548	48,553	—	1,887,396

Commitments and contingencies

Member’s equity:
Contributed capital	1,451,703	12,530	—	(12,530)	1,451,703
Accumulated deficit	(237,811)	(14,895)	4,668	10,227	(237,811)

Total member’s equity	1,213,892	(2,365)	4,668	(2,303)	1,213,892

Total liabilities and member’s equity	$2,846,187	$204,183	$53,221	$(2,303)	$3,101,288

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONSOLIDATING BALANCE SHEET INFORMATION

AS OF DECEMBER 31, 2005

(amounts in thousands)

(unaudited)

	Issuers	Guarantor Subsidiaries	Nonguarantor Subsidiary	Eliminating Entries	Total
ASSETS
Current assets:
Cash and cash equivalents	$87,787	$—	$—	$(10)	$87,777
Restricted cash and investments	44,498	—	—	—	44,498
Receivables, net	88,632	—	—	(265)	88,367
Inventories	39,884	—	—	—	39,884
Prepaid expenses	17,987	394	—	—	18,381

Total current assets	278,788	394	—	(275)	278,907

Restricted cash and investments	298,826	—	51,433	—	350,259
Note receivable from Wynn Resorts, Limited	82,267	—	—	—	82,267
Property and equipment, net	2,157,169	167,625	—	—	2,324,794
Intangible assets, net	15,019	6,144	—	—	21,163
Deferred financing costs, net	60,308	222	—	—	60,530
Deposits and other assets	73,559	—	—	—	73,559
Investment in unconsolidated affiliates	5,135	4,349	—	(5,135)	4,349

Total assets	$2,971,071	$178,734	$51,433	$(5,410)	$3,195,828

LIABILITIES AND MEMBER’S EQUITY
Current liabilities:
Current portion of long term debt	$9,702	$5,026	$—	$—	$14,728
Accounts payable	27,661	275	—	(275)	27,661
Accrued interest	8,025	8	—	—	8,033
Accrued compensation and benefits	23,892	399	—	—	24,291
Other accrued expenses	25,533	3	—	—	25,536
Customer deposits and other liabilities	66,120	—	—	—	66,120
Due to affiliates, net	(125,448)	132,258	48,553	—	55,363

Total current liabilities	35,485	137,969	48,553	(275)	221,732

Long-term debt	1,710,000	38,510	—	—	1,748,510
Due to affiliates, net	757	—	—	—	757

Total liabilities	1,746,242	176,479	48,553	(275)	1,970,999

Commitments and contingencies

Member’s equity:
Contributed capital	1,445,785	12,530	—	(12,530)	1,445,785
Accumulated deficit	(220,956)	(10,275)	2,880	7,395	(220,956)

Total member’s equity	1,224,829	2,255	2,880	(5,135)	1,224,829

Total liabilities and member’s equity	$2,971,071	$178,734	$51,433	$(5,410)	$3,195,828

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

THREE MONTHS ENDED SEPTEMBER 30, 2006

(amounts in thousands)

(unaudited)

	Issuers	Guarantor Subsidiaries	Nonguarantor Subsidiary	Eliminating Entries	Total
Operating revenues:
Casino	$131,850	$—	$—	$—	$131,850
Rooms	64,313	—	—	—	64,313
Food and beverage	69,278	—	—	—	69,278
Entertainment, retail and other	45,129	—	—	(321)	44,808

Gross revenues	310,570	—	—	(321)	310,249
Less: promotional allowances	(37,021)	—	—	—	(37,021)

Net revenues	273,549	—	—	(321)	273,228

Operating costs and expenses:
Casino	60,468	—	—	—	60,468
Rooms	17,700	—	—	—	17,700
Food and beverage	45,334	—	—	—	45,334
Entertainment, retail and other	31,058	—	—	—	31,058
General and administrative	45,047	(19)	—	(321)	44,707
Provision for doubtful accounts	4,805	—	—	—	4,805
Management fees	4,091	—	—	—	4,091
Pre-opening costs	982	—	—	—	982
Depreciation and amortization	34,996	1,229	—	—	36,225
Property charges and other	5,739	—	—	—	5,739

Total operating costs and expenses	250,220	1,210	—	(321)	251,109

Equity in income (loss) from unconsolidated affiliates	(1,028)	321	—	1,028	321

Operating income (loss)	22,301	(889)	—	1,028	22,440

Other income (expense):
Interest income	5,129	—	700	—	5,829
Interest expense	(28,311)	(839)	—	—	(29,150)
Decrease in swap fair value	(4,225)	—	—	—	(4,225)
Loss on extinguishment of debt	(10,758)	—	—	—	(10,758)

Other income (expense), net	(38,165)	(839)	700	—	(38,304)

Net income (loss)	$(15,864)	$(1,728)	$700	$1,028	$(15,864)

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

THREE MONTHS ENDED SEPTEMBER 30, 2005 (As Restated—see Note 11)

(amounts in thousands)

(unaudited)

	Issuers	Guarantor Subsidiaries	Nonguarantor Subsidiary	Eliminating Entries	Total
Operating revenues:
Casino	$123,049	$—	$—	$—	$123,049
Rooms	61,393	—	—	—	61,393
Food and beverage	61,211	—	—	—	61,211
Entertainment, retail and other	41,798	—	—	—	41,798

Gross revenues	287,451	—	—	—	287,451
Less: promotional allowances	(36,266)	—	—	—	(36,266)

Net revenues	251,185	—	—	—	251,185

Operating costs and expenses:
Casino	53,387	—	—	—	53,387
Rooms	16,120	—	—	—	16,120
Food and beverage	42,477	—	—	—	42,477
Entertainment, retail and other	28,411	—	—	—	28,411
General and administrative	40,932	(779)	—	—	40,153
Provision for doubtful accounts	2,111	—	—	—	2,111
Management fees	3,783	—	—	—	3,783
Pre-opening costs	1,541	—	—	—	1,541
Depreciation and amortization	34,129	1,485	—	—	35,614
Property charges and other	5,937	—	—	—	5,937

Total operating costs and expenses	228,828	706	—	—	229,534

Equity in income (loss) from unconsolidated affiliates	(759)	245	—	759	245

Operating income (loss)	21,598	(461)	—	759	21,896

Other income (expense):
Interest income	4,642	—	380	—	5,022
Interest expense	(31,374)	(678)	—	—	(32,052)
Increase in swap fair value	6,146	—	—	—	6,146

Other income (expense), net	(20,586)	(678)	380	—	(20,884)

Net income (loss)	$1,012	$(1,139)	$380	$759	$1,012

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

NINE MONTHS ENDED SEPTEMBER 30, 2006

(amounts in thousands)

(unaudited)

	Issuers	Guarantor Subsidiaries	Nonguarantor Subsidiary	Eliminating Entries	Total
Operating revenues:
Casino	$371,891	$—	$—	$—	$371,891
Rooms	201,712	—	—	—	201,712
Food and beverage	221,598	—	—	—	221,598
Entertainment, retail and other	144,485	—	—	(1,003)	143,482

Gross revenues	939,686	—	—	(1,003)	938,683
Less: promotional allowances	(114,532)	—	—	—	(114,532)

Net revenues	825,154	—	—	(1,003)	824,151

Operating costs and expenses:
Casino	181,624	—	—	—	181,624
Rooms	52,825	—	—	—	52,825
Food and beverage	139,516	—	—	—	139,516
Entertainment, retail and other	97,432	—	—	—	97,432
General and administrative	133,031	(912)	—	(1,003)	131,116
Provision for doubtful accounts	11,403	—	—	—	11,403
Management fees	12,377	—	—	—	12,377
Pre-opening costs	1,176	—	—	—	1,176
Depreciation and amortization	108,661	4,132	—	—	112,793
Contract termination fee	5,000	—	—	—	5,000
Property charges and other	13,064	—	—	—	13,064

Total operating costs and expenses	756,109	3,220	—	(1,003)	758,326

Equity in income (loss) from unconsolidated affiliates	(2,832)	1,003	—	2,832	1,003

Operating income (loss)	66,213	(2,217)	—	2,832	66,828

Other income (expense):
Interest income	16,146	—	1,788	—	17,934
Interest expense	(89,561)	(2,403)	—	—	(91,964)
Increase in swap fair value	1,105	—	—	—	1,105
Loss on extinguishment of debt	(10,758)	—	—	—	(10,758)

Other income (expense), net	(83,068)	(2,403)	1,788	—	(83,683)

Net income (loss)	$(16,855)	$(4,620)	$1,788	$2,832	$(16,855)

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

NINE MONTHS ENDED SEPTEMBER 30, 2005 (As Restated—see Note 11)

(amounts in thousands)

(unaudited)

	Issuers	Guarantor Subsidiaries	Nonguarantor Subsidiary	Eliminating Entries	Total
Operating revenues:
Casino	$221,764	$—	$—	$—	$221,764
Rooms	106,026	—	—	—	106,026
Food and beverage	109,266	—	—	—	109,266
Entertainment, retail and other	76,455	2	—	—	76,457

Gross revenues	513,511	2	—	—	513,513
Less: promotional allowances	(61,200)	—	—	—	(61,200)

Net revenues	452,311	2	—	—	452,313

Operating costs and expenses:
Casino	95,668	—	—	—	95,668
Rooms	27,900	—	—	—	27,900
Food and beverage	76,184	—	—	—	76,184
Entertainment, retail and other	48,678	—	—	—	48,678
General and administrative	69,737	(1,270)	—	—	68,467
Provision for doubtful accounts	10,722	—	—	—	10,722
Management fees	6,785	—	—	—	6,785
Pre-opening costs	66,678	749	—	—	67,427
Depreciation and amortization	58,390	2,792	—	—	61,182
Property charges and other	6,067	(20)	—	—	6,047

Total operating costs and expenses	466,809	2,251	—	—	469,060

Equity in income (loss) from unconsolidated affiliates	(1,896)	345	—	1,896	345

Operating loss	(16,394)	(1,904)	—	1,896	(16,402)

Other income (expense):
Interest income	11,919	1	937	—	12,857
Interest expense	(53,232)	(930)	—	—	(54,162)
Increase in swap fair value	8,033	—	—	—	8,033

Other income (expense), net	(33,280)	(929)	937	—	(33,272)

Net income (loss)	$(49,674)	$(2,833)	$937	$1,896	$(49,674)

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONSOLIDATING STATEMENTS OF CASH FLOWS INFORMATION

NINE MONTHS ENDED SEPTEMBER 30, 2006

(amounts in thousands)

(unaudited)

	Issuers	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminating Entries	Total
Cash flows from operating activities:
Net income (loss)	$(16,855)	$(4,620)	$1,788	$2,832	$(16,855)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	108,661	4,132	—	—	112,793
Stock based compensation	5,918	—	—	—	5,918
Loss on extinguishment of debt	10,758	—	—	—	10,758
Amortization and writeoff of deferred financing costs and other	12,145	39	—	—	12,184
Equity in (income) loss from subsidiaries, net of distributions	2,832	(754)	—	(2,832)	(754)
Provision for doubtful accounts	11,403	—	—	—	11,403
Property charges and other	13,064	—	—	—	13,064
Increase in swap fair value	(1,105)	—	—	—	(1,105)
Increase (decrease) in cash from changes in:
Receivables	(21,566)	(1)	—	(265)	(21,832)
Inventories and prepaid expenses	(4,881)	(100)	—	—	(4,981)
Accounts payable, accrued expenses and other	5,517	286	—	275	6,078
Due to affiliates	12,377	—	—	—	12,377

Net cash provided by (used in) operating activities	138,268	(1,018)	1,788	10	139,048

Cash flows from investing activities:
Capital expenditures	(134,864)	(28,772)	—	—	(163,636)
Restricted cash and investments	140,053	—	(1,788)	—	138,265
Purchase of intangibles and other assets	(20,409)	(14)	—	—	(20,423)
Due to affiliates, net	(28,566)	33,527	—	—	4,961

Net cash provided by (used in) investing activities	(43,786)	4,741	(1,788)	—	(40,833)

Cash flows from financing activities:
Principal payments on long-term debt	(410,000)	(3,744)	—	—	(413,744)
Proceeds from issuance of long term debt	313,629	—	—	—	313,629
Proceeds from termination of interest rate swap	6,605	—	—	—	6,605
Payments of deferred financing costs	(4,572)	—	—	—	(4,572)

Net cash used in financing activities	(94,338)	(3,744)	—	—	(98,082)

Cash and cash equivalents:
Increase (decrease) in cash and cash equivalents	144	(21)	—	10	133
Balance, beginning of period	87,787	—	—	(10)	87,777

Balance, end of period	$87,931	$(21)	$—	$—	$87,910

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONSOLIDATING STATEMENTS OF CASH FLOWS INFORMATION

NINE MONTHS ENDED SEPTEMBER 30, 2005 (As Restated—see Note 11)

(amounts in thousands)

(unaudited)

	Issuers	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminating Entries	Total
Cash flows from operating activities:
Net income (loss)	$(49,674)	$(2,833)	$937	$1,896	$(49,674)
Adjustments to reconcile net income (loss) to net cash provided by/(used in) operating activities:
Depreciation and amortization	58,390	2,792	—	—	61,182
Amortization and writeoff of deferred financing costs and other	3,694	19	—	—	3,713
Equity in (income) loss from unconsolidated affiliates	1,896	(345)	—	(1,896)	(345)
Provision for doubtful accounts	10,722	—	—	—	10,722
Property charges and other	6,067	(20)	—	—	6,047
Incidental operations	(113)	8	—	—	(105)
Increase in swap fair value	(8,033)	—	—	—	(8,033)
Increase (decrease) in cash from changes in:
Receivables	(66,007)	100	—	—	(65,907)
Inventories and prepaid expenses	(44,927)	(347)	—	—	(45,274)
Accounts payable, accrued expenses and other	119,900	(83)	—	—	119,817
Due to affiliates	6,785	—	—	—	6,785

Net cash provided by (used in) operating activities	38,700	(709)	937	—	38,928

Cash flows from investing activities:
Capital expenditures	(619,094)	(8,572)	—	—	(627,666)
Restricted cash and investments	407,390	—	(937)	—	406,453
Investment in unconsolidated affiliates	—	(3,500)	—	—	(3,500)
Note receivable from Wynn Resorts, Limited	(80,767)	—	—	—	(80,767)
Purchase of intangibles and other assets	(24,873)	967	—	—	(23,906)
Due to affiliates, net	14,636	(32,705)	—	—	(18,069)
Proceeds from sale of assets	—	23	—	—	23

Net cash used in investing activities	(302,708)	(43,787)	(937)	—	(347,432)

Cash flows from financing activities:
Principal payments on long-term debt	(19,000)	—	—	—	(19,000)
Proceeds from issuance of long-term debt	472,436	44,750	—	—	517,186
Payment of deferred financing costs	(7,454)	(254)	—	—	(7,708)

Net cash provided by financing activities	445,982	44,496	—	—	490,478

Cash and cash equivalents:
Increase in cash and cash equivalents	181,974	—	—	—	181,974
Balance, beginning of period	25,692	(1)	—	—	25,691

Balance, end of period	$207,666	$(1)	$—	$—	$207,665

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with, and is qualified in its entirety by, the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q. This discussion gives effect to the restatement described in Note 11 “Restatement” to these condensed consolidated financial statements. Unless the context otherwise requires, all references herein to the “Company,” “we,” “us” or “our,” or similar terms, refer to Wynn Las Vegas, LLC, a Nevada limited liability company and its consolidated subsidiaries.

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

Since its opening, we have enhanced and refined Wynn Las Vegas in response to market demands and customer preferences. In the third quarter of 2006, among other things, we completed the conversion of the Keno lounge to a retail outlet for womens’ accessories and remodeled our high-fashion ladies’ shoe boutique in the retail promenade. We expect to continue our remodel efforts, in each case, investing in projects designed to maximize the performance of Wynn Las Vegas.

Encore at Wynn Las Vegas

We are constructing Encore on approximately 20 acres on the Las Vegas Strip, immediately adjacent to Wynn Las Vegas. Encore’s current plans include a 2,042-room hotel tower fully integrated with Wynn Las Vegas consisting of 132 suites and 1,910 guest rooms, an approximately 54,000 square foot casino, additional convention and meeting space, as well as restaurants, a nightclub, swimming pools, a spa and salon and retail outlets. Encore is expected to open in early 2009.

On March 31, 2006, our lenders approved the $1.74 billion project budget and the related plans and specifications for Encore (the “Encore Budget, Plans and Specs”). The project budget for Encore includes approximately $70.0 million to be incurred for construction of a new employee parking garage on our Koval property, a related pedestrian bridge and costs being incurred in connection with preparing the Broadway Theater to host “Monty Python’s Spamalot.” We continue to refine the design of Encore and are evaluating certain enhancements, which may increase the project budget. In addition, we are negotiating the guaranteed maximum price construction contract for Encore (the “Encore GMP”). Any increase to the Encore budget would be funded by contributions of debt and/or equity from Wynn Resorts.

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

We incurred net losses for the three and nine months ended September 30, 2006 of $15.9 million and $16.9 million, respectively, which represent a $16.9 million decrease from the $1.0 million of net income recorded during the three months ended September 30, 2005 and a $32.8 million decrease from the loss incurred during the nine months ended September 30, 2005. In the third quarter of 2006 we refinanced certain of our debt and incurred a loss on its extinguishment of approximately $10.8 million. In addition, the fair value of our interest rate swaps decreased by approximately $4.2 million during the three months ended September 30, 2006. Until Wynn Las Vegas opened on April 28, 2005, we were solely a development stage enterprise and pre-opening expenses increased significantly as Wynn Las Vegas approached opening. The three month periods ended September 30, 2006 and 2005 both contain a full quarter of Wynn Las Vegas operations, however, during the nine month periods, 2006 contains 273 days of Wynn Las Vegas operations whereas 2005 contains only 156 days of Wynn Las Vegas operations.

We no longer incur pre-opening costs for Wynn Las Vegas, except as related to Encore. Pre-opening costs were a significant contributor to the net loss incurred for the nine months ended September 30, 2005. We expect that our pre-opening expenses in future periods will exceed those incurred in the three and nine months ended September 30, 2006, although we anticipate these pre-opening costs will be less than those costs incurred while constructing and developing Wynn Las Vegas. Nevertheless, as a result of the expected pre-opening costs, we expect net losses to continue at least until Encore opens to the public in early 2009.

Certain key operating statistics specific to the gaming industry are disclosed in the following discussion related to the Company’s operational performance for the periods in which a Statement of Operations is presented. Below are definitions of the gaming statistics discussed:

•	Table games win is the amount of drop that is retained by Wynn Las Vegas and recorded as casino revenue.

•	Drop is the amount of cash or net markers issued that are deposited in a gaming table’s drop box.

•	Slot win is the amount of handle (represents the total amount wagered) that is retained by Wynn Las Vegas and recorded as casino revenue.

•	Average Daily Rate (“ADR”) is calculated by dividing total room revenue by total rooms occupied.

•	Revenue per Available Room (“REVPAR”) is calculated by dividing total room revenue by total rooms available.

Financial results for the three months ended September 30, 2006 compared to the three months ended September 30, 2005.

Revenues

In the third quarter of 2006, Wynn Las Vegas generated net revenues of $273.2 million compared to net revenues of $251.2 million in the third quarter of 2005. Net revenues for the three months ended September 30, 2006 are comprised of $131.9 million in net casino revenues (48.3% of total net revenues) and $141.3 million of net non-casino revenues (51.7% of total net revenues). Net revenues for the third quarter of 2005 were comprised of $123.1 million in net casino revenues (49.0% of total net revenues) and $128.1 million of net non-casino revenues (51.0% of total net revenues). The quality of the resort’s non-casino amenities, combined with providing guests an unparalleled total resort experience, has driven a premium in Wynn Las Vegas’ ADR and in other non-casino revenues.

Wynn Las Vegas’ net casino revenues for the three months ended September 30, 2006 of approximately $131.9 million represents an approximately $8.8 million or 7.2% increase from the net casino revenues of $123.1 million for the three months ended September 30, 2005. During the three months ended September 30, 2005 the average table games win percentage (before discounts) was 22.3%, which was slightly above the expected range of 19% to 22%. Slot handle increased during the three months of 2006 as compared to 2005, however, during the three months of 2006, the slot win percentage was slightly less than the expected range of 5% to 6%.

For the three months ended September 30, 2006, Wynn Las Vegas’ gross room revenues were approximately $64.3 million, which represents a $2.9 million or 4.8% increase over the $61.4 million generated during the three months ended September 30, 2005. ADR and occupancy for the three months ended September 30, 2006 were $271 and 94.9%, respectively, generating REVPAR of $257. ADR and occupancy for the third quarter of 2005 were $264 and 93.0%, generating REVPAR of $246. Other non-casino revenues for the three months ended September 30, 2006 included food and beverage revenues of approximately $69.3 million, retail revenues of approximately $19.2 million, entertainment revenues of approximately $14.1 million, and other revenues from outlets, including the spa and salon, of approximately $11.5 million. Other non-casino revenues for the three months ended September 30, 2005 included food and beverage revenues of approximately $61.2 million, retail revenues of approximately $17.0 million, entertainment revenues of approximately $14.0 million, and other revenues from outlets, including the spa and salon, of approximately $10.8 million. Food and beverage revenue increases in 2006 compared to 2005, were primarily from increased revenues from the nightclub located in Wynn Las Vegas.

Departmental, Administrative and Other Expenses

During the three months ended September 30, 2006, operating expenses included casino expenses of $60.5 million, rooms expenses of $17.7 million, food and beverage expenses of $45.3 million, and entertainment, retail and other expenses of $31.1 million. Also included are general and administrative expenses of approximately $44.7 million and approximately $4.8 million charged as a provision for doubtful accounts receivable. During the three months ended September 30, 2005, departmental expenses included casino expenses of $53.4 million, rooms expenses of $16.1 million, food and beverage expenses of $42.5 million, and entertainment, retail and other expenses of $28.4 million. Also included are general and administrative expenses of approximately $40.2 million and approximately $2.1 million charged as a provision for doubtful accounts receivable. Overall expenses have increased commensurate with the increase in revenues.

Management fees

Since opening Wynn Las Vegas, management fees payable to Wynn Resorts for certain corporate management services have been charged and accrued at a rate equal to 1.5% of revenues. These fees will be paid upon meeting certain leverage ratios and satisfying certain other criteria set forth in a management agreement we entered into in connection with our credit facilities.

Pre-opening costs

Pre-opening costs for the three months ended September 30, 2006 were approximately $1.0 million, compared to approximately $1.5 million for the three months ended September 30, 2005. Only a relatively small amount of pre-opening costs related to Encore are currently being incurred. However, as the Encore development progresses, we expect associated pre-opening costs to increase, but not to the same level as we experienced with Wynn Las Vegas.

Depreciation and amortization

Depreciation and amortization expense for the three months ended September 30, 2006 of $36.2 million was relatively comparable to the $35.6 million incurred in the three months ended September 30, 2005. Depreciation expenses will continue throughout the estimated useful lives of our assets. In addition, we continually evaluate the useful life of our property and equipment, intangibles and other assets. When circumstances require a revision to those estimates of useful life, we adjust them accordingly.

Property charges and other

In response to our evaluation of the completed Wynn Las Vegas project and in response to the reactions of our guests, we continue to make enhancements to Wynn Las Vegas. In the third quarter of 2006, among other things, we completed the conversion of the Wynn Las Vegas Keno lounge to a retail outlet for womens’ accessories and remodeled our high-fashion ladies’ shoe boutique in the retail esplanade. The $5.7 million of costs incurred during the three months ended September 30, 2006 relating to assets retired as a result of these enhancement and remodel efforts have been expensed as property charges. For the three months ended September 30, 2005, property charges include $2.9 million of costs relating to assets retired from the efforts to enhance and refine the Wynn Las Vegas resort and approximately $3.0 million for the abandonment of improvements made to the temporary offices utilized during part of the construction and opening of the Wynn Las Vegas resort.

Other non-operating costs and expenses

Interest income for the three months ended September 30, 2006 of $5.8 million was relatively comparable to the $5.0 million earned for the three months ended September 30, 2005.

Interest expense, net of capitalized interest, for the three months ended September 30, 2006 of $29.2 million decreased by $2.9 million or 9.1% from $32.1 million for the three months ended September 30, 2005. Interest capitalization has increased during 2006 as Encore construction progresses, thus reducing the amount of interest expensed. Additionally, lower total debt balances have further caused a decrease in interest expense, thus offsetting the rise in interest rates between periods.

We began the third quarter of 2006 with two $200.0 million notional amount interest rate swaps. On August 15, 2006, concurrent with the refinancing of our senior credit facilities (see “Liquidity and Capital Resources – Financing Activity”), we terminated one of our two previously existing interest rate swaps. Our interest rate swaps are accounted for in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“SFAS 133”). The fair values of the interest rate swaps are recorded as either assets or liabilities. Changes in the fair value of these interest rate swaps are recorded as non-operating income or expense in each period. We recorded approximately $4.2 million of swap expense for the three months ended September 30, 2006 and swap income of approximately $6.1 million for the three months ended September 30, 2005. This results from the 2006 decrease and the 2005 increase in the fair values of our interest rate swaps from June 30, 2006 to September 30, 2006 (June 30, 2006 to August 15, 2006 in the case of the terminated swap) and from June 30, 2005 to September 30, 2005, respectively. For further information on our interest rate swaps, see Part II, Item 3 – Quantitative and Qualitative Disclosures about Market Risk.

On August 15, 2006 we refinanced our senior credit facilities as discussed in further detail below (see “Liquidity and Capital Resources – Financing Activity”). In accordance with Emerging Issues Task Force issue 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments,” (“EITF 96-19”) we recorded a loss on extinguishment of debt for the three months ended September 30, 2006 of approximately $10.8 million to reflect the write-off of the previous term loan’s unamortized deferred financing costs and the payment of certain third-party bank fees incurred during the refinancing.

Financial results for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005.

We opened Wynn Las Vegas on April 28, 2005. Prior to opening Wynn Las Vegas, we had not commenced operations, nor generated any significant revenues. The results for the nine months ended September 30, 2005 reflect 156 days of Wynn Las Vegas operations. The results for the nine months ended September 30, 2006 reflect a full nine months (273 days) of operations of Wynn Las Vegas.

Revenues

During the nine months ended September 30, 2006, Wynn Las Vegas generated net revenues of $824.2 million compared to net revenues of $452.3 million for the 156 days of operations in the nine months of 2005.

Net revenues for the nine months ended September 30, 2006 are comprised of $371.9 million in net casino revenues (45.1% of total net revenues) and $452.3 million of net non-casino revenues (54.9% of total net revenues). Net revenues for the 156 days of operations in the nine months of 2005 were comprised of $221.8 million in net casino revenues (49.0% of total net revenues) and $230.5 million of net non-casino revenues (51.0% of total net revenues). The quality of the resort’s non-casino amenities, combined with providing guests an unparalleled total resort experience, has driven a premium in Wynn Las Vegas’ average daily room rates and other non-casino revenues.

Wynn Las Vegas’ net casino revenues for the nine months ended September 30, 2006 of approximately $371.9 million represent an approximate $150.1 million or 67.7% increase from the net casino revenues of $221.8 million for the nine months ended September 30, 2005, which included 156 days of operations. During the nine-month periods ended September 30, 2006 and 2005, the average table games win percentage (before discounts) of 20.6% was within the expected range of 19% to 22%, and the slot win percentage was within the expected range of 5% to 6% of handle.

For the nine months ended September 30, 2006, Wynn Las Vegas’ gross room revenues were approximately $201.7 million, which represents a $95.7 million or 90.2% increase over the $106.0 million generated in the 156 days of operations in the nine months ended September 30, 2005. ADR and occupancy for the nine months ended September 30, 2006 were $286 and 95.4%, respectively, generating REVPAR of $272. ADR and occupancy for the 156 days of operations in the nine months of 2005 was $272 and 91.8%, generating REVPAR of $250. Other non-casino revenues for the nine months ended September 30, 2006 included food and beverage revenues of approximately $221.6 million, retail revenues of approximately $55.6 million, entertainment revenues of approximately $51.6 million, and other revenues from outlets, including the spa and salon, of approximately $36.3 million. Other non-casino revenues for the 156 days of operation in the nine months ended September 30, 2005 included food and beverage revenues of approximately $109.3 million, retail revenues of approximately $33.9 million, entertainment revenues of approximately $22.3 million, and other revenues from outlets, including the spa and salon, of approximately $20.3 million.

Departmental, Administrative and Other Expenses

During the nine months ended September 30, 2006, operating expenses included casino expenses of $181.6 million, rooms expenses of $52.8 million, food and beverage expenses of $139.5 million, and entertainment, retail and other expenses of $97.4 million. Also included are general and administrative expenses of approximately $131.1 million and approximately $11.4 million charged as a provision for doubtful accounts receivable. During the nine months ended September 30, 2005, departmental expenses included casino expenses of $95.7 million, rooms expenses of $27.9 million, food and beverage expenses of $76.2 million, and entertainment, retail and other expenses of $48.7 million. Also included are general and administrative expenses of approximately $68.5 million and approximately $10.7 million charged as a provision for doubtful accounts receivable. Overall, expenses have increased commensurate with the increase in revenues and the increase in the number of days of operations.

Management fees

Since opening Wynn Las Vegas, management fees payable to Wynn Resorts for certain corporate management services have been charged and accrued at a rate equal to 1.5% of revenues. These fees will be paid upon meeting certain leverage ratios and satisfying certain other criteria set forth in a management agreement we entered into in connection with our credit facilities.

Pre-opening costs

Pre-opening costs for the nine months ended September 30, 2006 of $1.2 million decreased by $66.2 million compared to the $67.4 million incurred during the nine months ended September 30, 2005. Once it opened for business in April 2005, Wynn Las Vegas no longer incurred pre-opening costs; consequently, only the relatively small amount of pre-opening costs relating to Encore incurred through September 30, 2006 are included for the 2006 period. There also was a substantial increase in staffing immediately preceding the opening of Wynn Las Vegas, which is reflected in the pre-opening costs in 2005. As the Encore development progresses in 2006, we expect associated pre-opening costs to increase, but not to the same level as we experienced with Wynn Las Vegas.

Depreciation and amortization

Depreciation and amortization expense for the nine months ended September 30, 2006, of $112.8 million increased by $51.6 million compared to the $61.2 million incurred in the nine months ended September 30, 2005, primarily as a result of the longer operating period for the nine months ended September 30, 2006 compared to 2005. During the construction of Wynn Las Vegas, costs incurred in the construction of the buildings, improvements to land and the purchases of assets for use in operations were capitalized. Once Wynn Las Vegas opened on April 28, 2005 and these assets were placed into service, we began recognizing the associated depreciation expense. The depreciation expenses will continue throughout the estimated useful lives of these assets. In addition, we continually evaluate the useful life of our property and equipment, intangibles and other assets. When circumstances require a revision to those estimates of useful life, we adjust them accordingly.

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

Property charges and other

In response to our evaluation of the completed Wynn Las Vegas project and in response to the reactions of our guests, we began to make enhancements and refinements to Wynn Las Vegas in the third quarter of 2005, which continued in the first three quarters of 2006. The $13.1 million of costs relating to assets retired as a result of these enhancement and remodel efforts for the nine months ended September 30, 2006 have been expensed as property charges. During the nine months ended September 30, 2006, we remodeled the six North Fairway Villas, remodeled several areas of the retail promenade, remodeled a portion of the former baccarat area to feature a casino bar, improved public baccarat space and private baccarat salons, converted the Keno lounge to a retail outlet for womens’ accessories, and remodeled our ladies’ shoe boutique in the retail esplanade. We also began modifications to the Broadway Theater to accommodate “Monty Python’s Spamalot.” For the nine months ended September 30, 2005, property charges include $2.9 million of costs relating to assets retired from the efforts to enhance and refine the Wynn Las Vegas resort and approximately $3.0 million for the abandonment of improvements made to the temporary offices utilized during part of the construction and opening of the Wynn Las Vegas resort.

Other non-operating costs and expenses

Interest income for the nine months ended September 30, 2006 of $17.9 million increased by $5.0 million or 39.5% from $12.9 million for the nine months ended September 30, 2005. In the third quarter of 2005, we loaned Wynn Resorts $80.0 million with interest at 7.5% per year, payable semi-annually. The loan was outstanding for the entire nine months of 2006 and less than three months in 2005. Accordingly, we earned more interest income during 2006 as compared to 2005. In addition, higher interest rates were earned on cash balances in 2006 than 2005.

Interest expense, net of capitalized interest, for the nine months ended September 30, 2006 of $92.0 million increased by $37.8 million or 69.8% from $54.2 million for the nine months ended September 30, 2005, primarily due to the significant decrease in the amount of interest capitalized once Wynn Las Vegas opened on April 28, 2005. For the first four months of the nine months ended September 30, 2005, virtually all interest incurred was capitalized. Interest capitalization will increase in future periods as Encore construction progresses, thus reducing the amount of interest expected to be expensed in future periods.

We began 2006 with two $200.0 million notional amount interest rate swaps. On August 15, 2006, concurrent with the refinancing of our senior credit facilities (see “Liquidity and Capital Resources – Financing Activity”), we terminated one of our two previously existing interest rate swaps. The fair values of our interest rate swaps are recorded as either assets or liabilities. Changes in the fair value of these interest rate swaps are recorded as non-operating income or expense in each period. We recorded approximately $1.1 million of swap income for the nine months ended September 30, 2006 and swap income of approximately $8.0 million for the nine months ended September 30, 2005 resulting from the increases in the fair value of our interest rate swaps from December 31, 2005 to September 30, 2006 (December 31, 2005 to August 15, 2006 in the case of the terminated swap) and from December 31, 2004 to September 30, 2005, respectively. For further information on our interest rate swaps, see Part II, Item 3 – Quantitative and Qualitative Disclosures about Market Risk.

On August 15, 2006 we refinanced our senior credit facilities as discussed in further detail below (see “Liquidity and Capital Resources – Financing Activity”). In accordance with EITF 96-19, we recorded a loss on extinguishment of debt for the nine months ended September 30, 2006 of approximately $10.8 million to reflect the write-off of the previous term loan’s unamortized deferred financing costs and the payment of certain third-party bank fees incurred during the refinancing.

Liquidity and Capital Resources

Cash flows from operations

Our operating cash flows are primarily affected by our operating income, interest paid, and non-cash charges included in operating income. On April 28, 2005, we opened Wynn Las Vegas and began generating cash from operations. Net cash from operations in the nine months ended September 30, 2006 was $139.0 million compared to $38.9 million from the 156 days of operations in the nine months ended September 30, 2005.

Capital Resources

At September 30, 2006, we had approximately $87.9 million of cash and cash equivalents generally available for use without restriction, including for operations, new development activities, enhancements to Wynn Las Vegas, or to support the development and construction of Encore.

We require a certain amount of cash on hand for operations. Excess funds are swept from accounts into overnight investments, to repay borrowings under our credit facilities or fund development of Encore.

At September 30, 2006, we had approximately $256.5 million in cash and investments from the proceeds of our debt financings and contributions from Wynn Resorts, all of which is restricted for the construction, development and pre-opening expenses of Encore and the remaining costs of Wynn Las Vegas, including $80.0 million restricted for the Wynn Las Vegas liquidity reserve and completion guarantee ($30.0 million of which must be retained for Encore). Cash equivalents include investments in overnight money market funds. Restricted investments are kept in money market funds or relatively short-term, government-backed, marketable debt securities as required by agreements governing our debt facilities.

Construction and Development

Wynn Las Vegas

As of September 30, 2006, approximately $3.7 million of retention amounts remained to be paid in order to close out the Wynn Las Vegas project.

In the third quarter of 2005, we began to make certain enhancements and refinements to Wynn Las Vegas. As a result, we have incurred and will continue to incur capital expenditures relating to these enhancements and refinements. Under the terms of the Credit Facilities, we are permitted to make up to $100.0 million of capital expenditures in 2006, of which we have expended approximately $47.9 million in the first nine months of 2006. The spending limit will be increased to the extent funds are contributed to Wynn Las Vegas by Wynn Resorts, Limited.

Encore at Wynn Las Vegas

Our lenders approved the $1.74 billion Encore Budget, Plans and Specs on March 31, 2006. On April 28, 2006, we broke ground and commenced construction on Encore. We continue to refine the design of Encore and are evaluating certain enhancements, which may increase the project budget. In addition, we are negotiating the Encore GMP. Any increase to the Encore budget would be funded by contributions of debt and/or equity from Wynn Resorts. We expect to open Encore to the public in early 2009.

Design and construction is progressing as expected at Encore. Current construction activities in the various project sections since groundbreaking include the following:

•	Design documentation is progressing in accordance with the design schedule;

•	Construction activities on the high-rise structure have progressed beyond the spa level and concrete pours for the first guest-room floor have begun;

•	Approximately 90% of the low-rise excavation has been completed;

•	Site preparation for the self-park garage has commenced;

•	Under-balcony framing has been completed allowing drywall installation to commence on the Broadway Theater; and

•	Rebar installation and major concrete pours have been completed through the fifth level of the Koval employee parking garage.

Through September 30, 2006, we incurred approximately $200.7 million of Encore project costs. These costs, net of approximately $6.4 million of retention, have been funded from the Credit Facilities, the First Mortgage Notes and cash flow from the operations of Wynn Las Vegas. Prior to signing a guaranteed maximum price construction contract, we are permitted to spend up to $300.0 million of the proceeds of the First Mortgage Notes and the Credit Facilities on Encore project costs. As of September 30, 2006, we have spent approximately $155.9 million using these debt proceeds. The remaining $38.4 million has been funded from cash flows from operations. We expect that the remaining proceeds from the First Mortgage Notes, together with availability under the Credit Facilities, cash flow from operations and the equity commitment from Wynn Resorts will be sufficient to fund Encore’s $1.74 billion budget.

The ongoing costs of Encore will be paid with funds from the following sources and in the following order of priority:

•	First, by using agreed amounts of excess cash flow from the operations of Wynn Las Vegas and any equity contributions from Wynn Resorts;

•	Second, by using any proceeds from the First Mortgage Notes (including any additional First Mortgage Notes that may be issued in the future), and the proceeds of borrowings under the Credit Facilities, until exhaustion of the First Mortgage Notes proceeds, with amounts funded 66.67% from notes proceeds and 33.33% from the Credit Facilities;

•	Third, by using proceeds of additional borrowings under the Credit Facilities; and

•	Fourth, by using the funds from the completion guarantee deposit account.

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

Financing Activity

On August 15, 2006 we refinanced our Revolving Credit Facility (the “Revolver”) and our Delay Draw Term Loan Facility (the “Term Loans”) (together, the “Credit Facilities”).

On August 15, 2006, we entered into an Amended and Restated Credit Agreement (the “Amended and Restated Credit Agreement”) which, among other things: (i) increased the Credit Facilities from $1.0 billion to $1.125 billion by increasing the Revolver from $600.0 million to $900.0 million and reducing the Term Loans from $400.0 million to $225.0 million; (ii) reduced the borrowing margins on London Interbank Offered Rate (“LIBOR”)-based Revolver and Term Loans by 0.625% and 0.250%, respectively; (iii) extended the maturity dates for the Revolver and the Term Loans to 2011 and 2013, respectively; and (iv) reduced the consolidated interest coverage ratio requirement for quarterly periods on or prior to December 31, 2007 to 2.00:1. The Amended and Restated Credit Agreement also: (i) reduced the range of the Revolver’s annual LIBOR borrowing margin after the opening of Encore from a range of 1.25% to 2.50% to a range of 1.00% to 1.75%, depending on our leverage ratio; and (ii) simplified the procedures for and conditions to obtaining advances and reduced the reporting obligations under the Amended and Restated Credit Agreement upon the satisfaction of certain conditions, including fully utilizing all previously funded amounts under the 6-5/8% First Mortgage Notes due 2014 (the “First Mortgage Notes) for payment of Encore project costs.

As a result of the refinancing discussed above, borrowings under the Term Loans were reduced to $225.0 million, under which we have elected, and expect to continue to elect, Eurodollar loans which bear interest at 1-month LIBOR and include a margin of 1.875% on that outstanding balance. We had two $200.0 million notional amount interest rate swaps to essentially fix the interest on the $400.0 million of former Term Loans. When we completed the refinancing on August 15, 2006, we terminated one of the two swaps and received approximately $6.6 million in the transaction. We elected to retain the other swap and therefore it effectively fixes the interest rate on $200.0 million out of the total $225.0 million of current Term Loans (for further information, see Part II, Item 3 “Quantitative and Qualitative Discussions about Market Risk”).

In August and September of 2006, we borrowed a total of $88.6 million under the Revolver, primarily for the construction of Encore. Consequently, as of September 30, 2006, $811.4 million remains available under the

Revolver for future borrowings for the construction of Encore or for other uses, as necessary. For borrowings under the current Revolver, we have elected, and expect to continue to elect, Eurodollar loans, which bear interest at 1-month LIBOR and currently include a margin of 1.625% on the outstanding balance. After opening Encore, the margin will fluctuate between a range of 1.0% to 1.75%, depending on our leverage ratio. In addition to interest, we also pay quarterly in arrears, the annual rate of 0.375% on the daily average of unborrowed availability under the Revolver. After the opening of Encore, the annual fee that we will be required to pay for unborrowed availability under the Revolver will be based on our leverage ratio and will range from an annual rate of 0.25% to 0.50%.

The new $900.0 million Revolver will terminate and be payable in full on August 15, 2011. On September 30, 2012, $112.5 million of the $225.0 million Term Loan will be payable. The remaining $112.5 million will be payable on August 15, 2013.

The Credit Facilities are obligations of Wynn Las Vegas, LLC and are guaranteed by and secured by substantially all of the assets (except the corporate aircraft) of, each of its subsidiaries (other than Wynn Completion Guarantor, LLC). The obligations of Wynn Las Vegas, LLC and the guarantors under the Credit Facilities rank pari passu in right of payment with their existing and future senior indebtedness, including indebtedness with respect to the First Mortgage Notes and senior in right of payment to all of their existing and future subordinated indebtedness.

On March 31, 2006, Wynn Resorts delivered an equity commitment agreement to the lenders under the Credit Facilities. Under that agreement, Wynn Resorts had committed to pay up to $215.3 million of Encore project costs if the Company was unable to do so. The refinancing discussed above increased the aggregate amount available under the Credit Facilities from $1.0 billion to $1.125 billion. As a result of this increase and with other funds becoming available to pay for Encore project costs, Wynn Resorts’ maximum commitment to pay Encore project costs was reduced from $215.3 million to $70.0 million.

We also have outstanding at September 30, 2006 approximately $39.8 million of an original $44.75 million borrowing secured by our corporate aircraft. This loan matures on March 31, 2010. Principal and interest are payable quarterly, and interest is calculated at LIBOR plus a margin of 2.375%. In addition to scheduled amortization payments, we are required to prepay the loans if certain events of loss with respect to the aircraft occur. Beginning December 31, 2006, we may prepay all or any portion of the loan, subject to a minimum prepayment of $10.0 million.

On November 1, 2006, we redeemed the approximately $10.1 million of 12% Second Mortgage Notes due 2010 (the “Second Mortgage Notes”) that remained outstanding. Funds to repay the Second Mortgage Notes and interest had been placed in an escrow account in December 2004, specifically for this purpose.

Other Liquidity Matters

We are restricted under the indenture governing the First Mortgage Notes from making certain “restricted payments” as defined in the indenture. These restricted payments include the payment of dividends or distributions to any direct or indirect holders of equity interests of Wynn Las Vegas, LLC. These restricted payments may not be made until Wynn Las Vegas has been completed and certain other financial and non-financial criteria have been satisfied. In addition, the Credit Facilities contain similar restrictions.

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

Recently Issued Accounting Standards

See Note 2 “Summary of Significant Accounting Policies” in the notes to the condensed consolidated financial statements, for a description of our recently issued accounting pronouncements.

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

On December 14, 2004, we entered into two $200.0 million notional amount interest rate swap arrangements to hedge the underlying interest rate risk on a total of $400.0 million of borrowings under our term loan facility which, prior to the August 15, 2006 refinancing (see Part II, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources”), bore interest at LIBOR plus 2.125%. Under these arrangements, the Company paid 3.793% of the notional amount and received payments equal to LIBOR. Although these interest rate swaps essentially fixed the interest rate at approximately 5.9%, changes in the fair value of the interest rate swaps for each reporting period were recorded in the increase (or decrease) in swap fair value as a component of other income (expense), net since the interest rate swaps did not qualify for hedge accounting.

On August 15, 2006, we reduced our term loan facility as part of refinancing our Credit Facilities, and concurrently terminated one of our two $200.0 million interest rate swap arrangements. We received approximately $6.6 million in cash from unwinding this interest rate swap. We elected to retain the second $200.0 million interest rate swap to essentially fix the interest rate on $200.0 million of the new $225.0 million of term loan borrowings. Because we continue to pay a fixed rate of 3.793% on the $200.0 million notional amount and receive payments based on LIBOR, the interest rate on $200.0 million of the new $225.0 million term loans is fixed at approximately 5.668%. The interest rate on the remaining $25.0 million of Term Loans is subject to the changes in the LIBOR rates over time.

As of September 30, 2006 we recorded an asset of approximately $5.0 million to reflect the fair value of the remaining $200.0 million notional amount interest rate swap. As of December 31, 2005, we recorded approximately $10.5 million as an asset to reflect the fair value of the two $200.0 million notional amount interest rate swaps. The fair value approximates the amount we would receive if these contracts were settled at the respective valuation dates. Fair value is estimated based upon current, and predictions of future, interest rate levels along a yield curve, the remaining duration of the instruments and other market conditions, and therefore, is subject to significant estimation and a high degree of variability of fluctuation between periods.

As noted above, although these interest rate swaps are highly effective economically in fixing the interest rate on the respective term loans, these interest rate swaps do not qualify for hedge accounting. Accordingly, changes in the fair value of these interest rate swaps for each reporting period are recorded as an increase (or decrease) in swap fair value, a component of other income (expense), net.

Interest Rate Sensitivity

For the three and nine months ended September 30, 2006, we incurred approximately $31.4 million and $95.6 million, respectively, in interest. Certain amounts of our outstanding indebtedness for the period were based upon variable LIBOR rates plus a premium. A 1% increase in the variable rates would have increased our interest cost for the three and nine months ended September 30, 2006 by approximately $247,000 and $470,000, respectively.

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

Item 6. Exhibits

(a) Exhibits

EXHIBIT INDEX

Exhibit No.	Description

3.1	Second Amended and Restated Articles of Organization of Wynn Las Vegas, LLC. (1)

3.2	Second Amended and Restated Operating Agreement of Wynn Las Vegas, LLC. (1)

10.2	Amended and Restated Credit Agreement, dated as of August 15, 2006 among Wynn Las Vegas, LLC, as the Borrower, several lenders and agents, and Deutsche Bank Trust Company Americas, as Administrative Agent. (2)

10.3	Fourth Amendment to Master Disbursement Agreement, dated as of August 15, 2006, among Wynn Las Vegas, LLC and Deutsche Bank Trust Company Americas, as bank agent and disbursement agent. (2)

*31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a – 14(a) and Rule 15d – 14(a).

*31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a – 14(a) and Rule 15d – 14(a).

*32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350.

*	Filed herewith
(1)	Previously filed with the Registration Statement on Form S-4 (File No. 333-124052) filed by the Registrant on April 13, 2005 and incorporated herein by reference.
(2)	Filed with the Quarterly Report on Form 10-Q filed by Wynn Resorts, Limited on November 9, 2006 and incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WYNN LAS VEGAS, LLC

	By:	WYNN RESORTS HOLDINGS, LLC
its sole member

	By:	WYNN RESORTS, LIMITED
its sole member

Dated: November 9, 2006	By	/s/ John Strzemp
John Strzemp
Executive Vice President and Chief Financial Officer of Wynn Resorts, Limited