Form 10-K
period 2006-12-31
WYNN LAS VEGAS LLC
filed 2007-03-01
CIK 1180638

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

The aggregate market value of the registrant’s voting interests held by non-affiliates on June 30, 2006 was $0. Wynn Resorts Holdings, LLC owns all of the membership interests of the registrant as of February 28, 2007.

The registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

PART I

Item 1. Business

Overview

Wynn Las Vegas, LLC owns and operates “Wynn Las Vegas,” a destination casino resort on the “Strip” in Las Vegas, Nevada, and is constructing an expansion of Wynn Las Vegas named “Encore at Wynn Las Vegas,” or “Encore.” Wynn Las Vegas, LLC was formed on April 17, 2001 as a Nevada limited liability company. Originally named Hotel A, LLC its name was changed to Wynn Las Vegas, LLC on May 15, 2002. Unless the context otherwise requires, all references herein to the “Company,” “we,” “us” or “our,” or similar terms, refer to Wynn Las Vegas, LLC and its consolidated subsidiaries, including for periods when the Company was named Hotel A, LLC. The sole member of the Company is Wynn Resorts Holdings, LLC (“Holdings”). The sole member of Holdings is Wynn Resorts, Limited (“Wynn Resorts”).

Wynn Las Vegas Capital Corp. (“Wynn Capital”) is a wholly owned subsidiary of Wynn Las Vegas, LLC, incorporated on June 3, 2002, solely for the purpose of obtaining financing for Wynn Las Vegas. Wynn Capital is authorized to issue 2,000 shares of common stock, par value $0.01. At December 31, 2006, the Company owned the one share that was issued and outstanding. Wynn Capital has neither any significant net assets nor any operating activity. Its sole function is to serve as the co-issuer of the mortgage notes described below.

We commenced operations with the opening of Wynn Las Vegas on April 28, 2005. The construction of Encore commenced on April 28, 2006. Prior to April 28, 2005, we were solely a development stage company.

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

Wynn Las Vegas

Wynn Las Vegas’ accommodations, amenities and exceptional service have allowed us to attract and retain high quality customers. Wynn Las Vegas offers 2,716 rooms and suites, including 36 fairway villas and 6 private-entry villas for our premium guests. In November 2006, the Tower Suites at Wynn Las Vegas became the only casino resort in the world to receive both the Mobil five star and AAA five diamond distinctions. The approximately 111,000 square foot casino features approximately 132 table games, a baccarat salon, private VIP gaming rooms, a poker room, approximately 1,974 slot machines, and a race and sports book. The resort’s 22 food and beverage outlets feature fine dining restaurants, including restaurants helmed by award winning chefs. Wynn Las Vegas also offers a nightclub, an ultra-lounge, a spa and salon, a Ferrari and Maserati automobile dealership, wedding chapels, an 18-hole golf course, approximately 223,000 square feet of meeting space and an approximately 74,000 square foot retail promenade featuring boutiques from Chanel, Christian Dior, Graff, Manolo Blahnik, Jean-Paul Gaultier and Louis Vuitton. Wynn Las Vegas also has two showrooms. The Wynn Theater features “Le Rêve,” a water-based production. The Broadway Theater was recently remodeled to feature “Monty Python’s Spamalot,” winner of the 2005 Tony Award for best musical. Performances of Spamalot will commence in the first quarter of 2007. We believe that the unique experience of Wynn Las Vegas drives the significant visitation experienced since opening. During the year ended December 31, 2006, our average hotel occupancy was 94.4% and our average daily room rate was $287, which compares favorably to the overall 89.7% average occupancy and $120 average daily room rate of Las Vegas. Since its opening, we have further enhanced and refined Wynn Las Vegas in response to market demands and customer preferences.

Construction and Development

Wynn Las Vegas

Wynn Las Vegas opened on April 28, 2005. Wynn Las Vegas was constructed at a total cost of approximately $2.74 billion. This includes the purchase of 235 acres of land (including the land for Encore) and buildings formerly comprising the Desert Inn, additional land for employee parking, costs of design and construction, financing fees, interest and other pre-opening costs.

In the ordinary course of our business and in order to increase revenues, we have made and continue to make certain enhancements and refinements to Wynn Las Vegas. We have remodeled our Fairway Villas, Corsa Cucina, the property’s contemporary Italian restaurant, Tryst, our nightclub, several areas of the retail promenade, a portion of the baccarat area to feature a casino bar and improved public baccarat space along with private baccarat salons, converted the Keno lounge to a retail outlet for womens’ accessories, and remodeled our ladies’ shoe boutique in the retail esplanade. In March 2007, we intend to remodel the Le Reve Theatre, decreasing the seat count from 2,087 to 1,606 and further enhancing the guest experience. We expect the remodel effort to last approximately 30 days during which time there will be no performances of Le Reve. We have incurred and will continue to incur capital expenditures related to these types of enhancements and refinements.

Encore at Wynn Las Vegas

As a result of the strong demand for the amenities and services offered by Wynn Las Vegas, the continued strength of the Las Vegas market, and our desire to maximize the potential of our substantial real estate assets, we are developing and constructing Encore on approximately 20 acres on the Strip, immediately adjacent to Wynn Las Vegas. Current plans for Encore include a 2,034 all-suite hotel tower fully integrated with Wynn Las Vegas, as well as an approximately 72,000 square foot casino, additional convention and meeting space, as well as restaurants, nightclubs, swimming pools, a spa and salon and retail outlets. We commenced construction of Encore in the second quarter of 2006 and expect to open Encore to the public by early 2009.

Our project budget is currently estimated at approximately $2.1 billion, consisting of approximately $2.0 billion for Encore and approximately $100 million for an employee parking garage on our Koval property, an associated pedestrian bridge and costs incurred in connection with the theatre remodeling and production of “Monty Python’s Spamalot” at Wynn Las Vegas. The budget has increased from the previously announced $1.74 billion due to refinements in scope and market conditions for construction materials. The project budget will be funded from our existing credit facilities, remaining proceeds from the first mortgage notes and operating cash flow from Wynn Las Vegas. To the extent additional funds are required, we will provide these amounts with additional debt and equity contributions by Wynn Resorts. On March 31, 2006, Wynn Resorts delivered an equity commitment to its bank lenders under which Wynn Resorts is obligated to pay project costs if Wynn Las Vegas is unable to. As of August 2006, Wynn Resorts’ obligation under the equity commitment was $70 million. As of December 31, 2006, the Company had incurred approximately $277.6 million of project costs related to the development and construction of Encore and related capital improvements.

On February 27, 2007, we entered into a Design Build Architectural, Engineering and Construction Services Agreement (the “Contract”) with Tutor-Saliba Corporation (“Tutor”) for the design and construction of Encore. The Contract sets forth all of the terms and conditions pursuant to which Tutor will design and construct Encore. In addition to the terms and conditions governing the design and construction of Encore, the Contract provides that the parties will negotiate a guaranteed maximum price (the Encore “GMP”) for the construction and design of Encore within 90 days of execution of the Contract. If the parties cannot mutually agree upon a GMP during the 90 day period, the Company can, at its option, (a) continue to employ Tutor for construction and design services on a cost-plus basis, (b) agree to alternative arrangements with Tutor or (c) terminate the Contract. In connection with the execution and delivery of the Contract, Tutor and the Ronald N. Tutor Separate Trust (the “Trust”) have entered into and consented to a Net Worth Agreement pursuant to which (x) the Trust agreed that it will retain its current majority holdings of Tutor and (y) the Trust and Tutor agreed that during the term of the Contract, Tutor will maintain (i) net worth of at least $100 million, and (ii) liquid assets of at least $50 million.

Our Strategy

Capitalize on the “Wynn” Brand. We believe Steve Wynn is the preeminent designer, developer and operator of destination casino resorts and, as such, has developed a brand name status. Mr. Wynn’s involvement with our casino resorts provides a distinct advantage over other gaming enterprises. We integrate luxurious surroundings, upscale design, distinctive entertainment and superior amenities, including fine dining and premium retail offerings, to create resorts that appeal to a variety of customers, especially high-end customers. We believe that Wynn Las Vegas sets a new standard of luxury and elegance for destination casino resorts in Las Vegas. We also believe that Mr. Wynn’s reputation and the new standard of luxury and elegance brought to the industry by Wynn Las Vegas and our affiliate, Wynn Macau, translate to a high level of anticipation for Encore. We intend to extend our “Wynn” brand to other opportunities as they arise.

Attract and deliver high-quality service and amenities to high-end gaming customers. Wynn Las Vegas was designed and built to attract premium gaming customers. Wynn Las Vegas offers luxurious rooms and suites, high-limit tables, VIP gaming salons, exquisite fine dining, premium retail shopping, distinctive entertainment and an 18-hole golf course. In November 2006, the Tower Suites at Wynn Las Vegas became the only casino resort in the world to receive both the Mobil five star and AAA five diamond distinctions. In addition, four of our resort’s restaurants have been recognized by AAA (including our AAA rated, 5-Diamond French restaurant, Alex). Our hotel and gaming offerings are designed to meet the expectations of high-budget, premium customers, including our Asian customers. We expect our Asian customer segment to become even more significant with Wynn Macau now open, and intend to capitalize on cross-marketing opportunities between Wynn Las Vegas and Wynn Macau.

Marketing. We have positioned Wynn Las Vegas as a full-service luxury resort and casino in the leisure, convention and tour and travel markets. We market Wynn Las Vegas directly to gaming customers using database marketing techniques, as well as traditional incentives, such as reduced room rates and complimentary meals and suites. We offer high-roller gaming customers premium suites and special hotel services, and have a guest loyalty program that integrates all gaming, hotel, food, beverage and retail revenue generated by a particular guest and compares it against incurred expenses to determine the profitability of that guest. Our rewards system offers discounted and complimentary meals, lodging and entertainment for our guests. We also use our integrated database to target specific customers for promotions that might induce them to visit Wynn Las Vegas.

Mr. Wynn and our marketing team have developed a substantial network of long-standing international and domestic premium customers. Mr. Wynn’s reputation has attracted experienced, high-level international and domestic casino marketing executives to work with the Company. We have marketing executives located in local offices in Tokyo, Hong Kong, Macau, Singapore, Taiwan, Vancouver and southern California, as well as independent marketing representatives in major U.S. and foreign cities.

We also create general market awareness for Wynn Las Vegas through various media channels, including television, radio, newspapers, magazines, the Internet, direct mail and billboards.

Future Las Vegas Expansion. Wynn Las Vegas is located on approximately 55 acres on the famed Las Vegas Strip. Our property is located between the approximately 3.2 million square feet of convention space operated by the Las Vegas Convention and Visitors Authority and the expanding Venetian Casino Resort and its approximately 1.8 million square foot Sands Expo Center; diagonally across from the Mirage and the Treasure Island Hotel and Casino; directly across from the Fashion Show Mall; and across from new developments expected on the current sites of the New Frontier and the Stardust casino resorts. Encore is being constructed on 20 acres of land adjacent to Wynn Las Vegas. We also have an approximately 142-acre parcel of land behind Wynn Las Vegas, which is currently used as a golf course. In addition, we have approximately 18 acres of land across Sands Avenue on a portion of which we recently completed an employee parking garage.

We are developing a long-range master plan for the 142-acre golf course that will include a large mixed-use hotel, casino entertainment resort complex. It is not expected that any construction on the golf course land would begin before 2009.

Experienced Management Team. Mr. Wynn and his team bring significant experience in designing, developing and operating casino resorts. Mr. Wynn and many members of the current Wynn Resorts’ senior management team were responsible for the design, development and operation of The Mirage, Treasure Island at The Mirage, and Bellagio. The senior executive team of Wynn Resorts has an average of approximately 25 years of experience in the hotel and gaming industries. We also have an approximately 100-person design, development and construction subsidiary, the senior management of which has significant experience in all major construction disciplines.

Market and Competition

Las Vegas

Las Vegas is the largest gaming market in the United States and is also one of the fastest growing leisure, lodging and entertainment markets in the United States. During the year ended December 31, 2006, the Las Vegas gaming and hotel markets continued their upward trends with, among other things, a 0.9% increase in visitation to 38.9 million visitors, a 10.9% increase in Las Vegas Strip gaming revenue and a 16.0% increase in average daily room rates, as compared to November 2005.

Many properties on the Las Vegas Strip have opened over the past ten years, including the Bellagio, Mandalay Bay Resort & Casino, Paris Las Vegas, Aladdin Resort & Casino and The Venetian. In addition, a number of existing properties on the Las Vegas Strip embarked on expansions during this period, including Bellagio, Luxor Hotel and Casino, Mandalay Bay Resort & Casino and Caesars Palace. As a result, the casino/hotel industry in Las Vegas is highly competitive. Wynn Las Vegas is located on the Las Vegas Strip and competes with these and other high-quality resorts and hotel casinos, those in downtown Las Vegas, as well as a large number of hotels and motels in and near Las Vegas.

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

Wynn Las Vegas also competes, to some extent, with other hotel/casino facilities in Nevada and Atlantic City, riverboat gaming facilities in other states, casino facilities on Native American lands and elsewhere in the world, state lotteries and other forms of gaming. The continued proliferation of Native American gaming in California could have a negative impact on our operations. In particular, the legalization of casino gaming in or near metropolitan areas from which we attract customers, could have a negative effect on our business. In addition, new or renovated casinos in Macau or elsewhere in Asia could draw Asian gaming customers, including high-rollers, away from Las Vegas.

In addition to the existing casinos with which Wynn Las Vegas currently competes, several new resorts are expected to open on or near the Las Vegas Strip before 2011. The major projects, which have either been announced or are currently under construction include but are not limited to:

•	Palazzo—An approximately $1.85 billion development by Las Vegas Sands currently under construction adjacent to The Venetian.

•	Echelon Place—An approximately $4.0 billion development by Boyd Gaming located north of Wynn Las Vegas on the Strip.

•	City Center—An approximately $7.0 billion development by MGM Mirage located south of Wynn Las Vegas on the Strip.

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

Owner and Operator Licensing Requirements. Wynn Las Vegas, LLC, as the owner and operator of Wynn Las Vegas, has been approved by the Nevada Gaming Authorities as a limited liability company licensee, referred to as a company licensee, which includes approval to conduct casino gaming operations, including a race book and sports pool and pari-mutuel wagering. These gaming licenses are not transferable. We cannot be certain that Wynn Las Vegas, LLC will be able to maintain all approvals and licenses from the Nevada Gaming Authorities.

Company Registration Requirements. Wynn Resorts was found suitable by the Nevada Gaming Commission to own the equity interests of Wynn Resorts Holdings, LLC (“Wynn Resorts Holdings”), a wholly owned subsidiary of Wynn Resorts, and to be registered by the Nevada Gaming Commission as a publicly traded corporation, referred to as a registered company, for the purposes of the Nevada Gaming Control Act. Wynn Resorts Holdings was found suitable by the Nevada Gaming Commission to own the equity interests of Wynn Las Vegas, LLC and to be registered by the Nevada Gaming Commission as an intermediary company. In addition to being licensed, Wynn Las Vegas, LLC, as an issuer of debt securities that were registered with the SEC, also qualified as a registered company. Wynn Las Vegas Capital Corp., a co-issuer of the first mortgage notes, was not required to be registered or licensed, but may be required to be found suitable as a lender or financing source.

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

The Nevada Gaming Control Act requires any person who acquires more than 5% of the voting securities of a registered company to report the acquisition to the Nevada Gaming Commission. The Nevada Gaming Control Act requires beneficial owners of more than 10% of a registered company’s voting securities to apply to the Nevada Gaming Commission for a finding of suitability within 30 days after the Chairman of the Nevada State Gaming Control Board mails the written notice requiring such filing. Under certain circumstances, an

“institutional investor,” as defined in the Nevada Gaming Control Act, which acquires more than 10%, but not more than 15%, of the registered company’s voting securities may apply to the Nevada Gaming Commission for a waiver of a finding of suitability if the institutional investor holds the voting securities for investment purposes only. In certain circumstances, an institutional investor that has obtained a waiver may hold up to 19% of a registered company’s voting securities for a limited period of time and maintain the waiver. An institutional investor will not be deemed to hold voting securities for investment purposes unless the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of the board of directors of the registered company, a change in the corporate charter, bylaws, management, policies or operations of the registered company, or any of its gaming affiliates, or any other action which the Nevada Gaming Commission finds to be inconsistent with holding the registered company’s voting securities for investment purposes only. Activities which are not deemed to be inconsistent with holding voting securities for investment purposes only include:

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

Gaming Laws Relating to Debt Securities Ownership. The Nevada Gaming Commission may, in its discretion, require the holder of any debt or similar securities of a registered company, to file applications, be investigated and be found suitable to own the debt or other security of the registered company if the Nevada Gaming Commission has reason to believe that such ownership would otherwise be inconsistent with the declared policies of the State of Nevada. If the Nevada Gaming Commission decides that a person is unsuitable to own the security, then under the Nevada Gaming Control Act, the registered company can be sanctioned, including the loss of its approvals if, without the prior approval of the Nevada Gaming Commission, it:

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

Approval of Changes in Control. A registered company must obtain prior approval of the Nevada Gaming Commission with respect to a change in control through merger; consolidation; stock or asset acquisitions; management or consulting agreements; or any act or conduct by a person by which the person obtains control of the registered company.

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

Approvals may be required from the Nevada Gaming Commission before a registered company can make exceptional repurchases of voting securities above their current market price and before a corporate acquisition opposed by management can be consummated. The Nevada Gaming Control Act also requires prior approval of a plan of recapitalization proposed by a registered company’s board of directors in response to a tender offer made directly to its stockholders for the purpose of acquiring control.

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

Foreign Gaming Investigations. Any person who is licensed, required to be licensed, registered, required to be registered, or is under common control with those persons (collectively, “licensees”), and who proposes to become involved in a gaming venture outside of Nevada, is required to deposit with the Nevada State Gaming Control Board, and thereafter maintain, a revolving fund in the amount of $10,000 to pay the expenses of investigation of the Nevada State Gaming Control Board of the licensee’s or registrant’s participation in such foreign gaming. The revolving fund is subject to increase or decrease at the discretion of the Nevada Gaming Commission. Licensees and registrants are required to comply with the foreign gaming reporting requirements imposed by the Nevada Gaming Control Act. A licensee or registrant is also subject to disciplinary action by the Nevada Gaming Commission if it:

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

Employees

As of December 31, 2006, Wynn Las Vegas had a total of approximately 9,150 employees.

During 2006, we entered into a collective bargaining agreement with the Culinary and Bartenders Union local covering approximately 4,500 of our employees. Certain other unions may seek to organize the workers at Wynn Las Vegas. Unionization, pressure to unionize or other forms of collective bargaining could increase our labor costs.

Intellectual Property

Our most important marks are our trademarks and service marks that use the name “WYNN”. Holdings has filed applications with the U.S. Patent and Trademark Office (“PTO”), to register a variety of the WYNN-related trademarks and service marks in connection with a variety of goods and services. These marks include “WYNN LAS VEGAS” and “WYNN DIAMOND.” Some of the applications are based upon ongoing use and others are based upon a bona fide intent to use the marks in the future.

A common element of these marks is the use of the surname, “WYNN.” As a general rule, a surname (or a mark primarily constituting a surname) is not registerable unless the surname has acquired “secondary meaning.” To date, Holdings has been successful in demonstrating to the PTO such secondary meaning for the Wynn name in certain of the applications based upon Mr. Wynn’s prominence as a resort developer.

Federal registrations are not completely dispositive of the right to such marks. Third parties who claim prior rights with respect to similar marks may nonetheless challenge our right to obtain registrations or our use of the marks and seek to overcome the presumptions afforded by such registrations.

We have also filed applications with various foreign patent and trademark registries including registries in Macau, China, Hong Kong, Taiwan, Japan, certain European countries and various other jurisdictions throughout the world to register a variety of WYNN-related trademarks and service marks in connection with a variety of goods and services. These marks include many of the same marks filed with the United States Patent and Trademark Office and include “WYNN LAS VEGAS” and “WYNN DIAMOND.” Some of the applications are based upon ongoing use and others are based upon a bona fide intent to use the marks in the future.

The Company recognizes that its intellectual property assets, especially the logo version of “Wynn”, are among its most valuable assets. As a result, and in connection with expansion of the Company’s resort and gaming activities outside the United States, the Company has undertaken a program to register its trademarks and other intellectual property rights in all relevant jurisdictions, some of which may pose a risk of unauthorized use or counterfeiting. The Company has retained counsel and will take all steps necessary to not only acquire, but protect its intellectual property rights against such unauthorized use throughout the world.

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

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Certain information included in this Annual Report on Form 10-K contains statements that are forward-looking, including, but not limited to, statements relating to our business strategy and development activities as well as other capital spending, financing sources, the effects of regulation (including gaming and tax regulations), expectations concerning future operations, margins, profitability and competition. Any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, in some cases you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “would,” “could,” “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “continue” or the negative of these terms or other comparable terminology. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by us. These risks and uncertainties include, but are not limited to, those relating to:

•	conditions precedent to funding under the agreements governing the disbursement of the proceeds of certain of our debt and equity offerings and borrowings under our credit facilities;

•	competition in the casino/hotel and resort industries;

•	estimated development and construction costs of Encore;

•	our intention to fund a substantial portion of the development and construction costs of Encore with anticipated cash flows generated at Wynn Las Vegas;

•	new development and construction activities of competitors;

•	our limited operating history;

•	our dependence on Stephen A. Wynn and existing management;

•	our dependence on one property and, later a limited number of properties, for all of our cash flow;

•	leverage and debt service (including sensitivity to fluctuations in interest rates);

•	levels of travel, leisure and casino spending;

•	general domestic or international economic conditions;

•	pending or future legal proceedings;

•	changes in federal or state tax laws or the administration of such laws;

•	changes in gaming laws or regulations (including the legalization of gaming in certain jurisdictions);

•	applications for licenses and approvals under applicable jurisdictional laws and regulations (including gaming laws and regulations);

•

the impact that an outbreak of an infectious disease, such as avian flu, or the impact of a natural disaster, such as the tsunami which struck southeast Asia in December 2004, may have on the travel and leisure industry; and

•	the consequences of the war in Iraq and other military conflicts in the Middle East and any future security alerts and/or terrorist attacks.

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

We have a substantial amount of consolidated debt in relation to our equity. As of December 31, 2006, we have total outstanding debt of approximately $1.7 billion. Upon the satisfaction of certain conditions, we will be able to incur up to an additional $811.1 million under our credit facilities to fund the construction of Encore. In addition, our credit agreement and indenture permit us to incur additional indebtedness in connection with potential expansion plans under certain circumstances in the future. Our substantial indebtedness could have important consequences. For example:

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

Risks Related to our Business

A downturn in general economic conditions may adversely affect our results of operations.

Our business operations are affected by international, national and local economic conditions. A recession or downturn in the general economy, or in a region constituting a significant source of customers for our property, could result in fewer customers visiting, or spending less money at our properties, which would adversely affect our revenues.

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

We do not expect to have material assets or operations other than Wynn Las Vegas and Encore (in early 2009). We are entirely dependent upon Wynn Las Vegas for all of our cash flow. As a result, we are subject to a greater degree of risk than a gaming company with more operating properties. The risks to which we have a greater degree of exposure include the following:

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

Wynn Las Vegas also competes, to some extent, with other hotel/casino facilities in Nevada and in Atlantic City, riverboat gaming facilities in other states, casino facilities on Native American lands and elsewhere in the world, state lotteries, and other forms of gaming. The continued proliferation of Native American gaming in California could have a negative impact on our operations. The impact on our business from the legalization of gaming activities in other metropolitan areas is unclear at this time. In addition, new or renovated casinos in Macau or elsewhere in Asia could draw Asian gaming customers, including high-rollers, away from Wynn Las Vegas.

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

The Nevada Gaming Commission may, in its discretion, require the holder of any securities we issue to file applications, be investigated and be found suitable to own Wynn Resorts’ securities if it has reason to believe that the security ownership would be inconsistent with the declared policies of the State of Nevada.

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

Simultaneous construction of Encore and expansion of Wynn Macau may stretch management time and resources and may impact Wynn Las Vegas.

Our affiliate, Wynn Resorts (Macau), S.A., is currently continuing construction of its expansion and has recently announced the further expansion of Wynn Macau to include the Wynn Diamond hotel tower and related amenities. Development and construction efforts for Encore continue. Since there is some overlap of the development and construction of these projects, members of Wynn Resorts’ senior management are simultaneously involved in planning and developing both of these projects, which may divert management resources from the construction and/or opening of either project. Management’s inability to devote sufficient time and attention to any one project may delay the construction or opening of either or both of the projects. Any delay caused by such circumstances could have a negative effect on our business and operations.

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

The terrorist attacks of September 11, 2001 have substantially affected the availability of insurance coverage for certain types of damages or occurrences. We currently have insurance coverage for occurrences of terrorist acts with respect to Wynn Las Vegas for up to $500 million of losses that could result from these acts. However, these types of acts could expose us to losses that exceed our coverage and could have a significant negative impact on our operations.

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

If a third party successfully challenges Holdings ownership of, or right to use, the Wynn-related service marks, our business or results of operations could be harmed.

We have sublicensed certain Wynn-related trademarks and services from Holdings. Holdings has filed applications with the United States Patent and Trademark Office (“PTO”), to register a variety of WYNN-related trademarks and service marks in connection with a variety of goods and services. These marks include “WYNN LAS VEGAS.” Some of the applications are based upon ongoing use and others are based upon a bona fide intent to use the marks in the future.

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

We have also filed applications with various foreign patent and trademark registries including registries in Macau, China, Hong Kong, Taiwan, Japan, certain European countries and various other jurisdictions throughout the world to register a variety of WYNN-related trademarks and service marks in connection with a variety of goods and services. These marks include many of the same marks filed with the United States Patent and Trademark Office and include “WYNN LAS VEGAS.” Some of the applications are based upon ongoing use and others are based upon a bona fide intent to use the marks in the future.

The Company recognizes that its intellectual property assets, especially the logo version of “Wynn”, are among its most valuable assets. As a result, and in connection with expansion of the Company’s resort and gaming activities outside the United States, the Company has undertaken a program to register its trademarks and other intellectual property rights in all relevant jurisdictions, some of which may pose a risk of unauthorized use or counterfeiting. The Company has retained counsel and will take all steps necessary to not only acquire, but protect its intellectual property rights against such unauthorized use throughout the world.

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

Our ability to maintain our competitive position is dependent to a large degree on the efforts and skills of Stephen A. Wynn, the Chairman of the Board, Chief Executive Officer and one of the principal stockholders of Wynn Resorts. In 2004, we extended the term of Mr. Wynn’s employment agreement until October 2017. However, we cannot assure you that Mr. Wynn will remain with Wynn Resorts. If we lose the services of Mr. Wynn, or if he is unable to devote sufficient attention to our operations for any other reason, our business may be significantly impaired. In addition, if Mr. Wynn is no longer either employed by Wynn Resorts as Chief Executive Officer or serving as Chairman of the Board, other than as a result of death or disability or other limited circumstances, it would constitute a change of control that would require us to offer to repay the first mortgage notes and would constitute an event of default under our credit facilities.

Wynn Resorts’ officers, directors and substantial stockholders are able to exert significant control over our operations and future direction.

Our ultimate parent company is Wynn Resorts. Mr. Wynn and Aruze USA, Inc., a company controlled by one of our directors, each own approximately 24.1% of Wynn Resorts’ currently issued and outstanding common stock. As a result, Mr. Wynn and Aruze USA, Inc., to the extent they vote their shares in a similar manner, may be able to control all matters requiring our stockholders’ approval, including the approval of significant corporate transactions.

On November 13, 2006, the Board of Wynn Resorts approved an amendment of its bylaws that exempts future acquisitions of shares of Wynn Resorts’ common stock by either Mr. Wynn or Aruze USA, Inc. from

Nevada’s control share acquisition statute. The Nevada acquisition of controlling interest statutes require stockholder approval in order to exercise voting rights in connection with any acquisition of a controlling interest in certain Nevada corporations unless the articles of incorporation or bylaws of the corporation in effect on the 10th day following the acquisition of a controlling interest by certain acquiring persons provide that these statutes do not apply to the corporation or to the acquisition. These statutes define a “controlling interest” as (i) one-fifth or more but less than one-third, (ii) one-third or more but less than a majority, or (iii) a majority or more, of the voting power in the election of directors. As a result of the bylaw amendment, either Mr. Wynn or Aruze USA, Inc. or their respective affiliates may acquire ownership of outstanding voting shares of Wynn Resorts permitting them to exercise more than one-third but less than a majority, or a majority or more, of all the voting power of the corporation in the election of directors, without requiring a resolution of the stockholders of the corporation granting voting rights in the control shares acquired.

Mr. Wynn and Aruze USA, Inc., together with Baron Asset Fund, an approximately 7% holder of our common stock, have entered into a stockholders’ agreement. Under the stockholders’ agreement, Mr. Wynn and Aruze USA, Inc., have agreed to vote their shares of Wynn Resorts’ common stock for a slate of directors, a majority of which will be designated by Mr. Wynn, of which at least two will be independent directors, and the remaining members of which will be designated by Aruze USA, Inc. As a result of this voting arrangement, Mr. Wynn, as a practical matter, controls the slate of directors to be elected to Wynn Resorts’ board of directors. In addition, in November 2006, this agreement was amended to require the written consent of both Mr. Wynn and Aruze prior to either party selling or transferring any shares of Wynn Resorts that they own.

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

Risks Associated with the Construction and Development of Encore

The development costs of Encore are estimates only, and actual development costs may be higher than expected.

The current project budget for Encore is approximately $2.1 billion. While we believe that the estimated development costs for Encore are reasonable, these development costs are estimates and the actual development costs may be higher than expected. Although we will have certain owners’ contingencies to cover cost overruns, these contingencies may not be sufficient to cover the full amount of such overruns. If these contingencies are not sufficient to cover these costs, we may not have the funds required to pay the excess costs and would be dependent upon Wynn Resorts, which is not a guarantor of debt, to contribute additional capital to achieve final completion of the project. Wynn Resorts has no operations except for those of its subsidiaries, which are not obligated to satisfy any obligations or liabilities of Wynn Resorts.

We intend to fund a substantial portion of the development costs of Encore and our substantial debt service and other obligations with cash flows generated at Wynn Las Vegas, which may not be sufficient to fund such development and construction costs and debt service obligations.

Our ability to fund a substantial portion of the development and construction costs of Encore, and to make interest payments under the credit facilities, the first mortgage notes and any other indebtedness, is dependent on our ability to generate sufficient cash flow from our operations at Wynn Las Vegas. We cannot assure you that Wynn Las Vegas will continue to be able to generate sufficient cash flow to fund such development costs and make the interest payments under the credit facilities, the first mortgage notes and any other indebtedness. Our ability to generate cash flow depends on many factors, including:

•	our operating performance;

•	the demand for services that we provide;

•	general economic conditions and economic conditions affecting Nevada or the hotel/casino industry in particular;

•	our ability to hire and retain employees at a reasonable cost;

•	competition; and

•	legislative and regulatory factors affecting our operations and business.

Some of these factors are beyond our control. Any inability to generate sufficient cash flows to fund the development and construction costs of Encore or meet our debt service obligations would have a material adverse effect on our operating results and financial condition.

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

We anticipate that only some of the subcontractors engaged for these projects will post bonds guaranteeing timely completion of a subcontractor’s work and payment for all of that subcontractor’s labor and materials. These bonds may not be adequate to ensure completion of the work.

Encore may not commence operations on schedule or construction costs for this project may exceed budgeted amounts. Failure to complete this project on schedule or within budget may have a significant negative effect on us and on our ability to make payments on our debt.

There are conditions precedent to the funding of the remaining components of the financing for Encore.

We expect that the remaining proceeds from the first mortgage notes, together with availability under the credit facilities, cash flow from operations from Wynn Las Vegas, additional debt which may be raised and equity commitments from Wynn Resorts, will be sufficient to fund Encore’s current project budget estimate of approximately $2.1 billion.

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

We cannot be sure that we will be able to satisfy the conditions to funding at the time drawdowns are required to make payments of our construction costs. Satisfaction of various conditions is subject to the discretion of the disbursement agent and the lenders under the credit facilities and/or their consultants and agent and may therefore be beyond our control. Failure to satisfy the conditions to the drawdowns under the credit facilities could impact our ability to develop and construct Encore. We may not have access to alternative sources of funds necessary to develop and construct Encore on satisfactory terms.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Las Vegas Land

We currently own approximately 235 acres of land on or near the Las Vegas Strip. This consists of approximately 55 acres at the northeast corner of the intersection of Las Vegas Boulevard and Sands Avenue, an additional parcel of approximately 20 acres fronting Las Vegas Boulevard next to the Wynn Las Vegas site on which we are constructing Encore, the approximately 142-acre golf course behind Wynn Las Vegas, and approximately 18 acres located across from the Wynn Las Vegas site at Koval Lane and Sands Avenue, which is currently being used for employee parking and on a portion of which we have constructed a multi-level employee parking garage.

Las Vegas Water Rights

We own approximately 934 acre-feet of permitted domestic and recreation water rights, which we currently use to irrigate the golf course, subject to proof of beneficial use and approval of the State of Nevada Division of Water Resources. We also own approximately 52 acre-feet of permitted (and some certificated) quasi-municipal water rights, which are used to supply the water for the Wynn Las Vegas lake/mountain feature, subject to proof of beneficial use and approval of the State of Nevada Division of Water Resources. There are significant cost savings and conservation benefits associated with using water supplied pursuant to our water rights. We anticipate using our water rights to support future development of the golf course land.

Item 3. Legal Proceedings

We are occasionally party to lawsuits. As with all litigation, no assurance can be provided as to the outcome of such matters and we note that litigation inherently involves significant costs. We are not currently party to any material legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of our security holder during the fourth quarter of 2006.

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

Holders

Holdings owns all of the membership interests in the Company as of March 1, 2007.

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

	Years Ended December 31,
	2006	2005	2004	2003	2002
	(in thousands)
Consolidated Statement of Operations Data:
Net revenues [1]	$1,139,348	$722,292	$—	$—	$14
Pre-opening costs	2,020	67,454	41,073	16,437	2,972
Operating income (loss)	116,456	13,056	(46,431)	(18,981)	(4,855)
Net income/(loss)	9,808	(45,274)	(160,502)	(7,180)	(4,833)

	As of December 31,
	2006	2005	2004	2003	2002
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$93,820	$87,777	$25,691	$18,234	$7,499
Restricted cash and investments [2]	197,517	394,757	778,590	356,141	792,729
Construction in progress	214,574	30,996	1,448,529	565,230	89,893
Total assets	3,119,888	3,195,828	2,788,302	1,209,183	1,155,710
Total long-term obligations [3]	1,683,906	1,763,995	1,356,593	927,327	914,949
Members equity	1,242,770	1,224,829	1,276,868	221,895	229,075

[1]	Wynn Las Vegas opened to the public on April 28, 2005. Net revenues in 2002 reflect revenues earned from the ownership and charter of an aircraft sold in February 2002.
[2]	Restricted cash and investments primarily reflects the proceeds of our debt and equity financings that are restricted for the construction of Encore.
[3]	Includes the current portion of long-term debt amounting to approximately $5.3 million as of December 31, 2006 and long-term due to affiliates.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K.

Overview

We are a developer, owner and operator of destination casino resorts. We currently own and operate Wynn Las Vegas, a destination casino resort in Las Vegas, Nevada, which opened on April 28, 2005. In addition, on April 28, 2006, we commenced construction of Encore at Wynn Las Vegas (“Encore”), a hotel casino resort which when completed will be fully integrated with Wynn Las Vegas. Until the opening of Wynn Las Vegas in 2005, we were solely a development stage company.

Wynn Las Vegas

We believe Wynn Las Vegas is the preeminent destination casino resort on the Strip in Las Vegas. Wynn Las Vegas features:

•	An approximately 111,000 square foot casino offering a full range of games, including private baccarat salons, a poker room, and a race and sports book;

•

Luxury hotel accommodations in 2,716 spacious hotel rooms, suites and villas (In 2006, the Tower Suites at Wynn Las Vegas became the only casino resort in the world to receive both the Mobil five star and AAA five diamond distinctions);

•	22 food and beverage outlets featuring signature chefs, including the AAA Five Diamond and Mobil Five Star award-winning restaurant, Alex;

•	A Ferrari and Maserati automobile dealership;

•	Approximately 74,000 square feet of high-end, brand-name retail shopping, including stores and boutiques featuring Brioni, Chanel, Dior, Graff, Louis Vuitton, Jean-Paul Gaultier and Manolo Blahnik;

•	Recreation and leisure facilities, including an 18-hole golf course, five swimming pools, private cabanas and full service spa and salon; and

•	Showroom, nightclub and lounge entertainment.

The resort, which is located at the intersection of the Las Vegas Strip and Sands Avenue, occupies approximately 217 acres of land fronting the Las Vegas Strip and utilizes approximately 18 additional acres across Sands Avenue for employee parking.

In response to our evaluation of the completed Wynn Las Vegas project and the reactions of our guests, we began to make enhancements and refinements to Wynn Las Vegas in the third quarter of 2005 which continued throughout 2006. During the year ended December 31, 2006, we remodeled the six North Fairway Villas, several areas of the retail promenade, a portion of the baccarat area to feature a casino bar and improved public baccarat space along with private baccarat salons, converted the Keno lounge to a retail outlet for womens’ accessories, and remodeled our ladies’ shoe boutique in the retail esplanade. In March 2007, we intend to remodel the LeReve Theatre, decreasing the seat count from 2,087 to 1,606 and further enhancing the guest experience. We expect the remodel effort to last approximately 30 days during which time there will be no performances of LeReve.

Encore at Wynn Las Vegas

We are constructing Encore on approximately 20 acres on the Las Vegas Strip, immediately adjacent to Wynn Las Vegas. Encore’s current plans include a 2,034 all-suite hotel tower fully integrated with Wynn Las Vegas, an approximately 72,000 square foot casino, additional convention and meeting space, as well as restaurants, a nightclub, swimming pools, a spa and salon and retail outlets. Encore is expected to open in early 2009.

Our project budget is currently estimated at approximately $2.1 billion, consisting of approximately $2.0 billion for Encore and approximately $100 million for an employee parking garage on our Koval property, an associated pedestrian bridge and costs incurred in connection with the theatre remodeling and production of “Monty Python’s Spamalot” at Wynn Las Vegas. The budget has increased from the previously announced $1.74 billion due to refinements in scope and market conditions for construction materials. The project budget will be funded from our existing credit facilities, remaining proceeds from the first mortgage notes and operating cash flow from Wynn Las Vegas. To the extent additional funds are required, we will provide these amounts with additional debt and equity contributions by Wynn Resorts. On March 31, 2006, Wynn Resorts delivered an equity commitment to its bank lenders under which Wynn Resorts is obligated to pay project costs if Wynn Las Vegas is unable to. As of August 2006, Wynn Resorts’ obligation under the equity commitment was $70 million.

On February 27, 2007, we entered into a Design Build Architectural, Engineering and Construction Services Agreement (the “Contract”) with Tutor-Saliba Corporation (“Tutor”) for the design and construction of Encore. The Contract sets forth all of the terms and conditions pursuant to which Tutor will design and construct Encore. In addition to the terms and conditions governing the design and construction of Encore, the Contract provides that the parties will negotiate a guaranteed maximum price (the Encore “GMP”) for the construction and design of Encore within 90 days of execution of the Contract. If the parties cannot mutually agree upon a GMP during the 90 day period, the Company can, at its option, (a) continue to employ Tutor for construction and design services on a cost-plus basis, (b) agree to alternative arrangements with Tutor or (c) terminate the Contract. In connection with the execution and delivery of the Contract, Tutor and the Ronald N. Tutor Separate Trust (the “Trust”) have entered into and consented to a Net Worth Agreement pursuant to which (x) the Trust agreed that it will retain its current majority holdings of Tutor and (y) the Trust and Tutor agreed that during the term of the Contract, Tutor will maintain (i) net worth of at least $100 million, and (ii) liquid assets of at least $50 million.

Results of Operations

Our results of operations for the periods presented are not comparable for the following reasons:

•	On April 28, 2005, we opened Wynn Las Vegas and began generating operating cash flow;

•	Prior to April 28, 2005, we were solely a development stage company;

Accordingly, our results of operations for the year ended December 31, 2006 include a full period of operations for Wynn Las Vegas and the year ended December 31, 2005 contains only 248 days of operations.

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

We recorded net income for the year ended December 31, 2006 of $9.8 million, which represents a $55.1 million increase from the $45.3 million net loss recorded during the year ended December 31, 2005. During 2005, we incurred significant pre-opening costs. Until Wynn Las Vegas opened on April 28, 2005, we were solely a development stage enterprise and pre-opening costs increased significantly as Wynn Las Vegas approached opening. We no longer incur pre-opening costs for Wynn Las Vegas, except as related to Encore. We expect that our pre-opening costs in future periods will exceed those incurred in the year ended December 31, 2006, although we anticipate these pre-opening costs will be less than those costs incurred while constructing and developing Wynn Las Vegas.

Operating Measures

Certain key operating statistics specific to the gaming industry are disclosed in the following discussion related to the Company’s operational performance for the periods in which a Consolidated Statement of Operations is presented. Below are definitions of the gaming statistics discussed:

•	“Table games win” is the amount of drop that is retained by Wynn Las Vegas and recorded as casino revenue.

•	“Drop” is the amount of cash or net markers issued that are deposited in a gaming table’s drop box.

•	“Slot win” is the amount of “handle” (represents the total amount wagered) that is retained by Wynn Las Vegas and recorded as casino revenue.

•	“Average Daily Rate” (“ADR”) is calculated by dividing total room revenue by total rooms occupied.

•	“Revenue per Available Room” (“REVPAR”) is calculated by dividing total room revenue by total rooms available.

Financial results for the year ended December 31, 2006 compared to financial results for the year ended December 31, 2005.

Our results of operations for the year ended December 31, 2006 include a full period of operations for Wynn Las Vegas and only 248 days of Wynn Las Vegas operations for the year ended December 31, 2005.

Revenues

Net revenues for the year ended December 31, 2006 are comprised of $535.6 million in casino revenues (47.0% of total net revenues) and $603.8 million of net non-casino revenues (53.0% of total net revenues). Net revenues for the 248 days of operations for the year ended December 31, 2005 were comprised of $353.7 million in net casino revenues (49.0% of total net revenues) and $368.6 million of net non-gaming revenues (51.0% of total net revenues). The quality of our resorts’ non-gaming amenities, combined with providing guests an unparalleled total resort experience, has driven a premium in our ADR and other non-gaming revenues.

Casino revenues for the year ended December 31, 2006 of approximately $535.6 million represents an approximately $181.9 million (or 51.4%) increase from the casino revenues of $353.7 million for the 248 days of operations for the year ended December 30, 2005. The increase in casino revenues is primarily driven by Wynn Las Vegas being open for all of 2006 as opposed to only 248 days in 2005. For the year ended December 31, 2006, our average table games win percentage (before discounts) of 22.1% was within the expected range of 20% to 23%. During the year ended December 31, 2005, our average table game win percentage (before discounts) was 21.5%. Our slot win percentage for the year ended December 31, 2006, was slightly below the expected range of 5% to 6%, while in 2005 it was within the expected range.

For the year ended December 31, 2006, room revenues were approximately $268.2 million, which represents a $97.9 million (or 57.5%) increase over the $170.3 million generated in the 248 days of operations for the year ended December 31, 2005. The increase is primarily driven by Wynn Las Vegas being open for the full year as opposed to 248 days of operations in 2005, as well as increased occupancy and rates as noted in the table of key operating measures noted below.

	For the Year Ended December 31,
	2006	2005
Average Daily Rate	$287	$274
Occupancy	94.4%	92.1%
REVPAR	$271	$253

Other non-casino revenues for the year ended December 31, 2006 included food and beverage revenues of approximately $295.2 million, retail revenues of approximately $79.3 million, entertainment revenues of approximately $66.3 million, and other revenues from outlets, including the spa and salon, of approximately $49.0 million. Other non-casino revenues for the 248 days of operations for the year ended December 31, 2005 included food and beverage revenues of approximately $173.7 million, retail revenues of approximately $51.2 million, entertainment revenues of approximately $41.8 million, and other revenues from outlets, including the spa and salon, of approximately $ 32.5 million. Food and beverage revenues in 2006 benefited significantly from increased revenues from the nightclub located in Wynn Las Vegas as compared to the 2005 food and beverage revenues.

Departmental, Administrative and Other Expenses

During the year ended December 31, 2006, departmental expenses included casino expenses of $250.4 million, rooms expenses of $71.2 million, food and beverage expenses of $185.4 million, and entertainment, retail and other expenses of $129.9 million. Also included are general and administrative expenses of approximately $180.7 million and approximately $20.7 million charged as a provision for doubtful accounts receivable. During the year ended December 31, 2005, departmental expenses included casino expenses of $155.1 million, room expenses of $44.2 million, food and beverage expenses of $118.7 million, and entertainment, retail and other expenses of $79.6 million. Also included are general and administrative expenses of approximately $109.2 million and approximately $16.3 million charged as a provision for doubtful accounts receivable. The increase in expenses is due primarily to a full period of Wynn Las Vegas operations in 2006 compared to 248 days of operations in 2005. Furthermore, the increase of Wynn Las Vegas expenses is commensurate with the increase in revenues.

In addition, on January 1, 2006, we adopted Statement of Accounting Standard (“SFAS”) No. 123R, Share Based Payments, using the modified prospective method. For the year ended December 31, 2006, we recorded $8.1 million of stock-based compensation expense which is included in the departmental expense of the employee recipient of the stock based award. Prior to January 1, 2006, we did not recognize expense for employee stock options that were granted at the market price. See our Consolidated Financial Statements Note 11 for more information.

Management fees

Since opening Wynn Las Vegas, management fees payable to Wynn Resorts for certain corporate management services have been charged and accrued at a rate equal to 1.5% of revenues. These fees will be paid upon meeting certain leverage ratios and satisfying certain other criteria set forth in our credit facilities. Management fees were $17.1 million for the year ended December 31, 2006 compared to $10.8 million for the prior year. This increase is primarily due to a full year of operation in 2006 compared to 248 days in 2005.

Pre-opening costs

Pre-opening costs for the year ended December 31, 2006 of $2.0 million decreased by $65.4 million compared to the $67.5 million incurred during the year ended December 31, 2005. Wynn Las Vegas no longer incurred pre-opening costs once the property opened on April 28, 2005; consequently, only the relatively small amount of pre-opening costs relating to Encore were incurred during the year ended December 31, 2006. There was a substantial increase in staffing immediately preceding the opening of Wynn Las Vegas, which is reflected in the pre-opening costs in 2005. As the development and construction of Encore progresses in 2007, we expect associated pre-opening costs to increase, but not to the same level as we experienced with Wynn Las Vegas.

Depreciation and amortization

Depreciation and amortization expense for the year ended December 31, 2006 of $147.6 million increased by $53.3 million compared to the $94.3 million incurred in the year ended December 31, 2005, primarily as a result of the longer operating period for the year ended December 31, 2006 compared to December 31, 2005.

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

Contract Termination Fee

In February 2006, we agreed with the producers of “Avenue Q” to end Avenue Q’s exclusive Las Vegas run at Wynn Las Vegas’ Broadway Theatre at the end of May 2006. To terminate the contract, we paid a termination fee of $5 million. This fee was recorded in the first quarter of 2006. We have remodeled the Broadway Theater and adjacent areas in anticipation of commencing performances of “Monty Python’s Spamalot” in the first quarter of 2007.

Property charges and other

Property charges and other for the year ended December 31, 2006 of $14.4 million increased by $0.2 million compared to the $14.2 million incurred for the year ended December 31, 2005.

In response to our evaluation of the completed Wynn Las Vegas project and the reactions of our guests, we began to make enhancements and refinements to Wynn Las Vegas in the third quarter of 2005 which continued throughout 2006. The $14.4 million of costs relating to assets retired as a result of these enhancement and remodel efforts for the year ended December 31, 2006 have been expensed as property charges. During the year ended December 31, 2006, we remodeled the six North Fairway Villas, several areas of the retail promenade, a portion of the baccarat area to feature a casino bar and improved public baccarat space along with private baccarat salons, converted the Keno lounge to a retail outlet for womens’ accessories, and remodeled our ladies’ shoe boutique in the retail esplanade. In March 2007, we intend to remodel the Le Reve Theatre, decreasing the seat count from 2,087 to 1,606 and further enhancing the guest experience. We expect the remodel effort to last approximately 30 days during which time there will be no performances of Le Reve.

Other non-operating costs and expenses

Interest income was $22.8 million for the year ended December 31, 2006, an increase of $4.3 million compared to $18.5 million for the year ended December 31, 2005. In the third quarter of 2005, we loaned Wynn Resorts $80 million with interest at 7.5% per year, payable semi-annually. The loan was outstanding for the entire year of 2006 and three months in 2005. Accordingly, we earned approximately $3.7 million more interest income during 2006 on this receivable as compared to 2005. In addition, the decrease in our average cash balances during the year was offset by higher interest rates earned in 2006 compared to 2005.

Interest expense, net of capitalized interest of $7.7 million, was $117.8 million for the year ended December 31, 2006 compared to $86.7 million, net of capitalized interest of $36.8 million, for the year ended December 31, 2005. While interest expense, including capitalized interest, was relatively flat, capitalized interest decreased significantly once Wynn Las Vegas opened on April 28, 2005. For the first four months of the year ended December 31, 2005, virtually all interest incurred was capitalized. Interest capitalization will increase in future periods as Encore construction progresses.

We began 2006 with two $200 million notional amount interest rate swaps. On August 15, 2006, concurrent with the refinancing of our senior credit facilities (see “Liquidity and Capital Resources—Financing Activity”), we terminated one of our two previously existing interest rate swaps. The fair values of our interest rate swaps are recorded as either assets or liabilities. Changes in the fair value of these interest rate swaps are recorded as increase in swap fair value. We recorded an increase in swap fair value of approximately $871,000 for the year ended December 31, 2006 and an increase in swap fair value of approximately $9.9 million for the year ended December 31, 2005 resulting from the increases in the fair value of our interest rate swaps from December 31, 2005 to December 31, 2006 (December 31, 2005 to August 15, 2006 in the case of the terminated swap) and from December 31, 2004 to December 31, 2005, respectively. For further information on our interest rate swaps, see Part II-Item 7A. “Quantitative and Qualitative Disclosures about Market Risk.”

Loss from extinguishment of debt totaled $12.5 million for the year ended December 31, 2006. On August 15, 2006 we refinanced our senior credit facilities as discussed in further detail below (see “Liquidity and Capital Resources – Financing Activity”). In accordance with EITF Issue 96-19, we recorded a loss from extinguishment of debt for the year ended December 31, 2006 of approximately $10.8 million to reflect the write-off of the previous term loan’s unamortized deferred financing costs and the payment of certain third-party bank fees incurred during the refinancing. On November 1, 2006, we redeemed the remaining approximate $10.1 million of our 12% Second Mortgage Notes due 2010 (the “Second Mortgage Notes”) and incurred a $1.7 million redemption premium which is also included as loss from extinguishment of debt.

Financial results for the year ended December 31, 2005 compared to financial results for the year ended December 31, 2004.

The 248 days of operations during the 2005 fiscal year have no comparisons to 2004 as we were solely a development stage company prior to the opening of Wynn Las Vegas on April 28, 2005.

Revenues

Wynn Las Vegas’ net gaming revenues were $353.7 million for the 248 days of operations during the 2005 fiscal year. During that period, the average table games win percentage (before discounts) was within the expected range of 18% to 22%, and the slot win percentage was within the expected range of 5% to 6% of handle.

For the 248 days of operations in 2005, Wynn Las Vegas’ gross room revenues were approximately $170.3 million. ADR and occupancy for that period were $274 and 92.1%, respectively, generating REVPAR of $253. Other non-gaming revenues included food and beverage revenues of approximately $173.7 million, retail revenues of approximately $51.2 million, entertainment revenues of approximately $41.8 million, and other revenues from outlets, including the spa and salon, of approximately $32.5 million.

Revenues for the 248 days of operations in 2005 include retail value of accommodations, food and beverage, and other services furnished to our guests without charge. These amounts totaled $100.9 million are have been deducted as promotional allowances.

Departmental, Administrative and Other Expenses

Operating expenses in 2005 include direct departmental expenses not present in the corresponding 2004 periods. During 2005, these departmental expenses included casino expenses of $155.1 million, rooms expenses of $44.2 million, food and beverage expenses of $118.7 million, and entertainment, retail and other expenses of $79.6 million. Also included are general and administrative expenses of approximately $109.2 million and approximately $16.3 million charged as a provision for doubtful accounts receivable. At opening, Wynn Las Vegas employed approximately 9,200 persons to accommodate increased opening needs. Natural staffing attrition reduced the number of employees at the end of 2005 to approximately 8,900 persons.

Pre-opening costs

Pre-opening costs increased by $26.4 million or 64.2% to $67.5 million in 2005 over the prior year. Once it opened for business in April 2005, preopening costs relating to Wynn Las Vegas were no longer incurred. However, we incurred approximately $1.6 million of pre-opening costs relating to our development of Encore during 2005, which will continue to be incurred and increase as development continues and construction commences. There also was a substantial increase in staffing immediately preceding the opening of Wynn Las Vegas, which contributed to the increased level of pre-opening costs in 2005.

Depreciation and amortization

Wynn Las Vegas’ depreciation and amortization expense of $94.3 million increased by $90.5 million for 2005 compared to $3.8 million for 2004, as a result of the opening of Wynn Las Vegas. During the construction of Wynn Las Vegas, costs incurred in the construction of the buildings, improvements to land and the purchases of assets for use in operations were capitalized. Once Wynn Las Vegas opened and these assets were placed into service, we began recognizing the associated depreciation expense. The depreciation expenses will continue throughout the estimated useful lives of these assets.

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

Other income and expenses

Interest and other income of $18.5 million increased by $15.6 million for 2005 compared to $2.9 million for 2004. This increase is due primarily to the significant increase in the amount of average cash balances available and invested from the remaining proceeds of our 6-5/8% First Mortgage Notes due 2014 (the “First Mortgage Notes”) and borrowings under our credit facilities that were invested during 2005, compared to 2004.

Interest expense, net, increased by $86.7 million for 2005 compared to 2004. All of our interest cost incurred during 2004 was capitalized. Once Wynn Las Vegas opened we no longer capitalized interest associated with that project.

The interest rate risk associated with our variable rate borrowings is managed through balancing fixed-rate and variable-rate borrowings supplemented by the use of derivative financial instruments as required or considered necessary. We were required to, and did obtain through interest rate swap arrangements, interest rate protection for portions of our borrowings under our credit facilities. These interest rate swaps are accounted for in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities, as amended.” Increase in swap fair value of approximately $9.9 million resulted from the increase in the fair value of our interest rate swaps from December 31, 2004 to December 31, 2005.

Also during 2004, we recorded a $118.4 million loss on the early retirement of the majority of the original $370.0 million of our Second Mortgage Notes. This loss resulted from the write-off of associated deferred financing costs and original issue discount, as well as a 12% redemption premium, on the Second Mortgage Notes. We repurchased the remaining principal amount of the Second Mortgage Notes totaling approximately $10.1 million on November 1, 2006 (the first available call date), at which time an additional loss of $1.7 million was recorded to reflect the redemption premium and write-off of remaining financing costs.

Liquidity and Capital Resources

Cash Flow from Operations

Our operating cash flows are primarily affected by our operating income, interest paid, and non-cash charges included in operating income. Net cash from operations for the year ended December 31, 2006 was $205.6 million compared to $60.7 million provided by operations for the year ended December 31, 2005. Prior to the opening of Wynn Las Vegas on April 28, 2005, we were solely a development stage company and did not generate operational cash flow.

Capital Resources

At December 31, 2006, we had approximately $93.8 million of cash and cash equivalents available for use without restriction, including for operations, new development activities, enhancements to Wynn Las Vegas, or to support the development and construction of Encore.

We require a certain amount of cash on hand for operations. Excess funds are swept from accounts into overnight investments, to repay borrowings under our credit facilities or fund development of Encore.

At December 31, 2006, we had approximately $197.5 million in cash and investments from the proceeds of our debt financings and contributions from Wynn Resorts, all of which is restricted for the construction, development and pre-opening expenses of Encore and the remaining costs of Wynn Las Vegas, including $80 million restricted for the Wynn Las Vegas liquidity reserve and completion guarantee ($30 million of which must be retained for Encore). Cash equivalents include investments in overnight money market funds. Restricted investments are kept in money market funds or relatively short-term, government-backed, marketable debt securities as required by agreements governing our debt facilities.

Cash Flows—Investing Activities

Wynn Las Vegas

As of December 31, 2006, approximately $3.2 million of budgeted project costs and retention amounts remained to be paid in order to close out the Wynn Las Vegas project.

In the third quarter of 2005, we began to make certain enhancements and refinements to Wynn Las Vegas. As a result, we have incurred and will continue to incur capital expenditures relating to these enhancements and refinements. Under the terms of the credit facilities, we were permitted to make up to $100 million of capital expenditures in 2006, of which we have expended approximately $52.8 million. For 2007, we will be permitted to spend $172.2 million including $47.2 million carried forward from 2006. The spending limit will be increased to the extent funds are contributed to Wynn Las Vegas by Wynn Resorts.

Encore at Wynn Las Vegas

On April 28, 2006, we commenced construction on Encore. We expect to open Encore to the public in early 2009.

Design and construction is progressing as expected at Encore. Current construction activities in the various project sections since groundbreaking include the following:

•	The high-rise concrete pours have been completed through the 15th floor deck. The installation of the reinforcing rebar for the shear walls and columns for the 16th floor is underway.

•	Construction of the guest self-park garage has reached level 6 with beams and deck forms installed.

•	Low-rise excavation is complete with the exception of the pool deck which has just begun. The footings for the main casino area are 95% complete.

•	The employee parking garage located on our Koval property is complete and in use.

Our project budget is currently estimated at approximately $2.1 billion, consisting of approximately $2.0 billion for Encore and approximately $100 million for an employee parking garage on our Koval property, an associated pedestrian bridge and costs incurred in connection with the theatre remodeling and production of “Monty Python’s Spamalot” at Wynn Las Vegas. The budget has increased from the previously announced $1.74 billion due to refinements in scope and market conditions for construction materials. The project budget will be funded from our existing credit facilities, remaining proceeds from the first mortgage notes and operating cash flow from Wynn Las Vegas. To the extent additional funds are required, we will provide these amounts with additional debt and equity contributions by Wynn Resorts. On March 31, 2006, Wynn Resorts delivered an equity commitment to its bank lenders under which Wynn Resorts is obligated to pay project costs if Wynn Las Vegas is unable to. As of August 2006, Wynn Resorts’ obligation under the equity commitment was $70 million.

On February 27, 2007, we entered into a Design Build Architectural, Engineering and Construction Services Agreement (the “Contract”) with Tutor-Saliba Corporation (“Tutor”) for the design and construction of Encore.

The Contract sets forth all of the terms and conditions pursuant to which Tutor will design and construct Encore. In addition to the terms and conditions governing the design and construction of Encore, the Contract provides that the parties will negotiate a guaranteed maximum price (the Encore “GMP”) for the construction and design of Encore within 90 days of execution of the Contract. If the parties cannot mutually agree upon a GMP during the 90 day period, the Company can, at its option, (a) continue to employ Tutor for construction and design services on a cost-plus basis, (b) agree to alternative arrangements with Tutor or (c) terminate the Contract. In connection with the execution and delivery of the Contract, Tutor and the Ronald N. Tutor Separate Trust (the “Trust”) have entered into and consented to a Net Worth Agreement pursuant to which (x) the Trust agreed that it will retain its current majority holdings of Tutor and (y) the Trust and Tutor agreed that during the term of the Contract, Tutor will maintain (i) net worth of at least $100 million, and (ii) liquid assets of at least $50 million.

As of December 31, 2006, the Company had incurred approximately $277.6 million of project costs related to the development and construction of Encore and related capital improvements. These costs, net of approximately $8.1 million of retention, have been funded from our credit facilities, the remaining funds from our First Mortgage Notes and cash flow from the operations of Wynn Las Vegas. Prior to signing a guaranteed maximum price construction contract, we are permitted to spend up to $300 million of the proceeds of the First Mortgage Notes and the credit facilities on Encore project costs. As of December 31, 2006, we have spent or committed approximately $206.3 million using these debt proceeds. The remaining $63.2 million has been funded from cash flows from operations.

The ongoing costs of Encore will be paid with funds from the following sources and in the following order of priority:

•	First, by using agreed amounts of excess cash flow from the operations of Wynn Las Vegas and any equity and debt contributions from Wynn Resorts;

•

Second, by using any proceeds from our First Mortgage Notes (including any additional First Mortgage Notes that may be issued in the future), and the proceeds of borrowings under our credit facilities, until exhaustion of the First Mortgage Notes proceeds, with amounts funded 66.67% from notes proceeds and 33.33% from the credit facilities;

•	Third, by using proceeds of additional borrowings under the credit facilities; and

•	Fourth, by using the funds from the completion guarantee deposit account.

Le Reve Production Rights

On May 31, 2006, we entered into an agreement to acquire substantially all intellectual property rights related to “Le Reve”, which were previously only licensed to us. We paid $15.9 million to acquire substantially all of the rights in and to “Le Reve,” and to repay approximately $1.4 million of production costs, which were reimbursable to the executive producer of “Le Reve”. The rights acquired enable us to produce, present, enhance, or alter the performance of “Le Reve” after May 31, 2006.

Financing Activities

Wynn Las Vegas and Encore

On August 15, 2006, we refinanced our Revolving Credit Facility (the “Revolver”) and our Delay Draw Term Loan Facility (the “Term Loan) (together, the “Credit Facilities”).

On August 15, 2006, we entered into an Amended and Restated Credit Agreement (the “Amended and Restated Credit Agreement”) which, among other things, (i) increased the Credit Facilities from $1.0 billion to $1.125 billion by increasing the Revolver from $600 million to $900 million and reducing the Term Loan from $400 million to $225 million; (ii) reduced the borrowing margins on London Interbank Offered Rate (“LIBOR”)- based Revolver and Term Loan to 1.625% and 1.875%, respectively; (iii) extended the maturity dates for the

Revolver and the Term Loan to 2011 and 2013, respectively; and (iv) reduced the consolidated interest coverage ratio requirement for quarterly periods on or prior to December 31, 2007 to 2.00:1. The Amended and Restated Credit Agreement also: (i) reduced the range of the Revolver’s annual LIBOR borrowing margin after the opening of Encore from a range of 1.25% to 2.50% to a range of 1.00% to 1.75%, depending on our leverage ratio; and (ii) simplified the procedures for and conditions to obtaining advances and reduced the reporting obligations under the Amended and Restated Credit Agreement upon the satisfaction of certain conditions, including fully utilizing all remaining proceeds from previously funded amounts under the First Mortgage Notes for payment of Encore project costs.

As a result of the refinancing discussed above, borrowings under the Term Loan were reduced to $225 million, under which we have elected, and expect to continue to elect, Eurodollar loans which bear interest at 1-month LIBOR and include a margin of 1.875% on that outstanding balance. We had two $200 million notional amount interest rate swaps to essentially fix the interest on the $400 million of former Term Loan. When we completed the refinancing on August 15, 2006, we terminated one of the two swaps and received approximately $6.6 million in the transaction. We elected to retain the other swap and therefore it effectively fixes the interest rate on $200 million out of the total $225 million of current Term Loan (for further information, see Part II-Item7A. Quantitative and Qualitative Discussions about Market Risk).

As of December 31, 2006, a total of $88.9 million was outstanding under the Revolver, primarily for the construction of Encore. Consequently, $811.1 million remains available under the Revolver for future borrowings for the construction of Encore or for other uses as necessary. For borrowings under the Revolver, we have elected, and expect to continue to elect, Eurodollar loans, which bear interest at 1-month LIBOR and currently include a margin of 1.625% on the outstanding balance. After opening Encore, the margin will fluctuate between a range of 1.0% to 1.75%, depending on our leverage ratio. In addition to interest, we also pay quarterly in arrears, an annual rate of 0.375% on the daily average of unborrowed availability under the Revolver. After the opening of Encore, the annual fee that we will be required to pay for unborrowed availability under the Revolver will be based on our leverage ratio and will range from an annual rate of 0.25% to 0.50%.

The new $900 million Revolver will terminate and be payable in full on August 15, 2011, $112.5 million of the $225 million Term Loan will be payable on September 30, 2012 and the remaining $112.5 million will be payable on August 15, 2013.

The Credit Facilities are obligations of Wynn Las Vegas, LLC and are guaranteed by and secured by substantially all of the assets (except the corporate aircraft) of each of its subsidiaries (other than Wynn Completion Guarantor, LLC). The obligations of Wynn Las Vegas, LLC and the guarantors under the Credit Facilities rank pari passu in right of payment with their existing and future senior indebtedness, including indebtedness with respect to the First Mortgage Notes and senior in right of payment to all of their existing and future subordinated indebtedness.

We also have outstanding at December 31, 2006 approximately $38.5 million of an original $44.75 million borrowing secured by our corporate aircraft. This loan matures on March 31, 2010. Principal and interest are payable quarterly, and interest is calculated at LIBOR plus a margin of 2.375%. In addition to scheduled amortization payments, we are required to prepay the loans if certain events of loss with respect to the aircraft occur. Beginning December 31, 2006, we may prepay all or any portion of the loan, subject to a minimum prepayment of $10 million.

On November 1, 2006, we redeemed the approximately $10.1 million of our Second Mortgage Notes that remained outstanding. Funds to repay the Second Mortgage Notes and interest had been placed in an escrow account in December 2004, specifically for this purpose.

Off-Balance Sheet Arrangements

We have not entered into any significant off-balance sheet arrangements.

Contractual Obligations and Commitments

The following table summarizes our scheduled contractual commitments at December 31, 2006 (amounts in millions):

	Payments Due By Period
	Less Than 1 Year	1 to 3 Years	4 to 5 Years	After 5 Years	Total
Long-term debt obligations	$5.3	$11.5	$110.6	$1,525.0	$1,652.4
Fixed interest payments	86.1	172.3	172.3	251.1	681.8
Estimated variable interest payments [1]	25.1	48.9	42.7	19.8	136.5
Operating leases	0.2	0.4	0.3	3.2	4.1
Construction contracts and commitments	40.2	—	—	—	40.2
Employment agreements	19.0	22.2	2.5	—	43.7
Other	9.1	—	—	—	9.1

Total commitments	$185.0	$255.3	$328.4	$1,799.1	$2,567.8

[1]	Amounts for all periods represent our estimated future interest payments on our debt facilities based upon currently existing commitments and LIBOR rates as of December 31, 2006.

Other Liquidity Matters

If completion of Encore is delayed, then our debt service obligations accruing prior to the actual opening will increase correspondingly. Wynn Las Vegas will fund its operations and capital requirements from operating cash flow and remaining availability under our credit facilities. We cannot be sure, however, that Wynn Las Vegas will generate sufficient cash flow from operations or that future borrowings available to us under the Wynn Las Vegas credit facilities will be sufficient to enable us to service and repay Wynn Las Vegas, LLC’s indebtedness and to fund its other liquidity needs. We cannot be sure that we will be able to refinance any of the indebtedness on acceptable terms or at all.

New business developments or other unforeseen events may occur, resulting in the need to raise additional funds. We continue to explore opportunities to develop additional gaming or related businesses in Las Vegas, as well as other domestic or international markets. There can be no assurances regarding the business prospects with respect to any other opportunity. Any other development would require us to obtain additional financing.

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

Development, Construction and Property and Equipment Estimates

During the construction and development of a resort, pre-opening or start-up costs are expensed when incurred. In connection with the construction and development of Wynn Las Vegas, significant start-up costs were incurred and charged to pre-opening expenses through the second quarter of 2005. Once Wynn Las Vegas opened to the public, expenses associated with the opening of the resort were no longer charged as pre-opening expenses. However, start-up costs relating to Encore will continue to be charged to pre-opening expenses.

During the construction and development stage, direct costs such as those incurred for the design and construction of Wynn Las Vegas, including applicable portions of interest, are capitalized. Accordingly, the recorded amounts of property and equipment increase significantly during construction periods. Depreciation expense related to capitalized construction costs is recognized when the related assets are put in service. Accordingly, upon opening of Wynn Las Vegas, we began recognizing depreciation expense on the resort’s fixed assets.

The remaining estimated useful lives of assets are periodically reviewed.

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

Allowance for Estimated Doubtful Accounts Receivable

A substantial portion of our outstanding receivables relates to casino credit play. Credit play represents a significant portion of the table games volume at Wynn Las Vegas. We maintain strict controls over the issuance of markers and aggressively pursue collection from those customers who fail to pay their marker balances timely. These collection efforts may include the mailing of statements and delinquency notices, personal contacts, the use of outside collection agencies, and litigation. Markers are generally legally enforceable instruments in the United States. Markers are not legally enforceable instruments in some foreign countries, but the United States assets of foreign customers may be used to satisfy judgments entered in the United States. At December 31, 2006, approximately 55% of our casino accounts receivable were owed by customers from foreign countries. The collectibility of markers given by foreign customers is affected by a number of factors including changes in currency exchange rates and economic conditions in the customers’ home countries.

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

Derivative Financial Instruments

We seek to manage our market risk, including interest rate risk associated with variable rate borrowings, through balancing fixed-rate and variable-rate borrowings and the use of derivative financial instruments. The Company accounts for derivative financial instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities, as amended.” Derivative financial instruments are recognized as assets or liabilities, with changes in fair value affecting net income (loss) or comprehensive income (loss) as applicable.

Share-Based Compensation

In December 2004, the FASB issued SFAS No. 123(R). This statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services or incurs a liability in exchange for goods and services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. It requires an entity to measure the costs of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and recognize that cost over the service period. We adopted this statement on January 1, 2006 under the modified prospective method and use the Black-Scholes valuation model to value the equity instruments issued. The Black-Scholes valuation model uses assumptions of expected volatility, risk-free interest rates, the expected term of options granted, and expected rates of dividends. Management determines these assumptions by reviewing current market rates, making industry comparisons and reviewing conditions relevant to our Company. In applying the modified prospective method, financial statements of prior periods presented do not reflect any adjusted amounts (i.e. prior periods do not include compensation cost calculated under the fair value method).

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

Recently Issued Accounting Standards

In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”) “Accounting for Uncertainty in Income Taxes”. This interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. The interpretation provides guidance on classification, interest and penalties, accounting in interim periods, disclosure, and translation. This interpretation is effective for fiscal years beginning after December 15, 2006. The adoption of this statement is effective January 1, 2007. Since the Company is a pass-through entity for tax purposes, the adoption of this statement, effective January 1, 2007, will not have an impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. This Statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements under other accounting pronouncements that require or permit fair value measurements. Accordingly, this Statement does not require any new fair value measurements. This statement is effective for fiscal years beginning after November 15, 2007. We have not yet determined the impact this statement will have on our consolidated financial statements after it is adopted on January 1, 2008.

In September 2006, the SEC issued SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”. SAB 108 requires companies to evaluate the materiality of identified unadjusted errors on each financial statement and related financial statement disclosure using both the rollover approach and the iron curtain approach. The rollover approach quantifies misstatements based on the amount of the error in the current year financial statement whereas the iron curtain approach quantifies misstatements based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of the misstatement’s year(s) of origin. Financial statements would require adjustment when either approach results in quantifying a misstatement that is material. Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. SAB 108 is effective for interim periods of the first fiscal year ending after November 15, 2006. The adoption of SAB 108 did not have an impact on our consolidated results of operations or financial position.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices.

Interest Rate Risks

Our primary exposure to market risk is interest rate risk associated with our debt facilities that bear interest based on floating rates. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Financing Activities.” We attempt to manage interest rate risk by managing the mix of long-term fixed rate borrowings and variable rate borrowings supplemented by hedging activities as considered necessary. We cannot be sure that these risk management strategies will have the desired effect, and interest rate fluctuations could have a negative impact on our results of operations.

The following table provides estimated future cash flow information derived from our best estimates of repayments at December 31, 2006 on our expected long-term indebtedness. However, we cannot predict the LIBOR rate that will be in effect in the future. Accordingly, the one-month LIBOR rate at December 31, 2006 of 5.32% is used for all calculations in the table below.

	As of December 31,
Long-term debt:	2007	2008	2009	2010	2011	Thereafter	Total
	(in millions)
Fixed rate	—	—	—	—	—	$1,300.0	$1,300.0
Average interest rate	—	—	—	—	—	6.625%	6.625%
Variable rate	$5.3	$5.6	$5.9	$21.7	$88.9	$225.0	$352.4
Average interest rate	7.7%	7.7%	7.7%	7.7%	6.9%	7.2%	7.1%

Interest Rate Swaps

As of December 31, 2006, we have one interest rate swap arrangement to hedge the underlying interest rate risk on a total of $200 million of borrowings under the current Wynn Las Vegas, LLC Term Loan, which bears interest at LIBOR plus 1.875%. Under this interest rate swap arrangement, we receive payments at a variable rate of LIBOR and pay a fixed rate of 3.793% on $200 million notional amount expiring December 31, 2008. Although this interest rate swap is highly effective economically in fixing the interest rate on this borrowing under the new Term Loan at approximately 5.7%, changes in fair value of this interest rate swap for each reporting period are, and will continue to be, recorded as an increase (decrease) in swap fair value as the swap does not qualify for hedge accounting.

Summary of Historical Swap Fair Values

As of December 31, 2006 and 2005, the Wynn Las Vegas, LLC interest rate swaps had an approximate asset fair value (reflected in other assets) of $4.8 million, and $10.5 million, respectively. The fair value approximates the amount the Company would receive if these contracts were settled at the respective valuation dates. Fair value is estimated based upon current, and predictions of future, interest rate levels along a yield curve, the remaining duration of the instruments and other market conditions, and therefore, is subject to significant estimation and a high degree of variability of fluctuation between periods.

Other Interest Rate Swap Information

The following table provides information about our interest rate swap, by contractual maturity date, as of December 31, 2006 and using estimated future LIBOR rates based upon implied forward rates in the yield curve:

	Expected Averages as of December 31,
	2007	2008	2009	2010	2011	Thereafter	Total
	(in millions)
Average notional amount	$—	$200.0	$—	$—	$—	$—	$200.0
Average pay rate	—	3.79%	—	—	—	—	3.79%
Average receive rate	—	5.00%	—	—	—	—	5.00%

We do not use derivative financial instruments, other financial instruments or derivative commodity instruments for trading or speculative purposes.

Interest Rate Sensitivity

As of December 31, 2006, approximately 91% of our long-term debt was based on fixed rates, including $200 million of the Term Loan subject to the interest rate swap. Based on our borrowings as of December 31, 2006, an assumed 1% change in variable rates would cause our annual interest cost to change by $1.5 million.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Member of Wynn Las Vegas, LLC:

We have audited the accompanying consolidated balance sheet of Wynn Las Vegas, LLC and Subsidiaries (the “Company”) as of December 31, 2006, and the related consolidated statements of operations, member’s equity and cash flows for the year ended December 31, 2006. Our audit also included the financial statement schedule included in Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2006, and the consolidated results of their operations and their cash flows for the year ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for Share-Based Payments in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004) on January 1, 2006.

/s/  Ernst & Young LLP

Las Vegas, Nevada

February 27, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Member of

Wynn Las Vegas, LLC

Las Vegas, Nevada

We have audited the accompanying consolidated balance sheet of Wynn Las Vegas, LLC and subsidiaries (the “Company”) as of December 31, 2005, and the related consolidated statements of operations, member’s equity, and cash flows for each of the two years in the period ended December 31, 2005. Our audits also included the financial statement schedule of Valuation and Qualifying Accounts included in Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Wynn Las Vegas, LLC and subsidiaries as of December 31, 2005, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/  DELOITTE & TOUCHE LLP

Las Vegas, Nevada

March 15, 2006

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONSOLIDATED BALANCE SHEETS

(amounts in thousands)

	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$93,820	$87,777
Restricted cash and investments	24,621	44,498
Receivables, net	120,489	88,367
Inventories	49,451	39,884
Prepaid expenses and other	20,519	18,381

Total current assets	308,900	278,907
Restricted cash and investments	172,896	350,259
Note receivable from Wynn Resorts, Limited	82,379	82,267
Property and equipment, net	2,419,161	2,324,794
Intangible assets, net	30,702	21,163
Deferred financing costs, net	45,385	60,530
Deposits and other assets	54,957	73,559
Investment in unconsolidated affiliates	5,508	4,349

Total assets	$3,119,888	$3,195,828

LIABILITIES AND MEMBER’S EQUITY
Current liabilities:
Current portion of long-term debt	$5,309	$14,728
Accounts payable	28,459	27,661
Accrued interest	8,850	8,033
Accrued compensation and benefits	37,298	24,291
Other accrued expenses	21,861	25,536
Customer deposits and other liabilities	63,549	66,120
Due to affiliates, net	33,195	55,363

Total current liabilities	198,521	221,732
Long-term debt	1,647,092	1,748,510
Due to affiliates, net	31,505	757

Total liabilities	1,877,118	1,970,999

Commitments and contingencies (Note 12)
Member’s equity:
Contributed capital	1,453,918	1,445,785
Accumulated deficit	(211,148)	(220,956)

Total member’s equity	1,242,770	1,224,829

Total liabilities and member’s equity	$3,119,888	$3,195,828

The accompanying notes are an integral part of these consolidated financial statements.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands)

	December 31,
	2006	2005	2004
Operating revenues:
Casino	$535,561	$353,663	$—
Rooms	268,237	170,315	—
Food and beverage	295,205	173,700	—
Entertainment, retail and other	194,600	125,537	—

Gross revenues	1,293,603	823,215	—
Less: promotional allowances	(154,255)	(100,923)	—

Net revenues	1,139,348	722,292	—

Operating costs and expenses:
Casino	250,447	155,075	—
Rooms	71,170	44,171	—
Food and beverage	185,382	118,670	—
Entertainment, retail and other	129,853	79,631	—
General and administrative	180,656	109,225	—
Provision for doubtful accounts	20,675	16,304	—
Management fees	17,091	10,836	—
Pre-opening costs	2,020	67,454	41,073
Depreciation and amortization	147,608	94,297	3,793
Contract termination fee	5,000	—	—
Property charges and other	14,399	14,183	1,565

Total operating costs and expenses	1,024,301	709,846	46,431

Equity in income from unconsolidated affiliates	1,409	610	—

Operating income (loss)	116,456	13,056	(46,431)

Other income (expense):
Interest income	22,801	18,476	2,865
Interest expense	(117,787)	(86,746)	—
Increase in swap fair value	871	9,940	1,415
Loss from extinguishment of debt	(12,533)	—	(118,351)

Other income (expense), net	(106,648)	(58,330)	(114,071)

Net income (loss)	$9,808	$(45,274)	$(160,502)

The accompanying notes are an integral part of these consolidated financial statements.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONSOLIDATED STATEMENTS OF MEMBER’S EQUITY

(amounts in thousands)

Balance at December 31, 2003	$221,895

Contributions	1,215,475
Net loss	(160,502)

Balance at December 31, 2004	1,276,868

Vested stock grant issued to consultant	508
Preopening settlement of amounts due from affiliates	(7,273)
Net loss	(45,274)

Balance at December 31, 2005	1,224,829

Net income	9,808
Parent Company Stock-based compensation	8,133

Balance at December 31, 2006	$1,242,770

The accompanying notes are an integral part of these consolidated financial statements.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	December 31,
	2006	2005	2004
Cash flows from operating activities:
Net income (loss)	$9,808	$(45,274)	$(160,502)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	147,608	94,297	3,793
Stock-based compensation	8,133	—	—
Loss from debt extinguishment	11,316	—	—
Amortization and writeoff of deferred financing costs and other	14,817	9,823	50,709
Equity in income of unconsolidated affiliates, net of distributions	(1,159)	(610)	—
Provision for doubtful accounts	20,675	16,304	—
Property charges and other	14,399	14,183	550
Increase in swap fair value	(871)	(9,940)	(1,415)
Increase (decrease) in cash from changes in:
Receivables	(52,909)	(106,721)	(206)
Inventories and prepaid expenses	(7,550)	(55,172)	(2,527)
Accounts payable and accrued expenses	8,376	130,582	21,480
Due to affiliates, net	32,985	13,273	—

Net cash provided by (used in) operating activities	205,628	60,745	(88,118)

Cash flows from investing activities:
Capital expenditures	(249,526)	(657,443)	(954,571)
Restricted cash and investments	197,240	383,833	(422,449)
Investment in unconsolidated affiliates	—	(3,739)	—
Note receivable from Wynn Resorts, Limited	—	(80,000)	—
Purchase of intangibles and other assets	(21,437)	(36,725)	(34,834)
Due to affiliates, net	(16,618)	(23,688)	185,313
Proceeds from sale of assets	—	23	33,268

Net cash used in investing activities	(90,341)	(417,739)	(1,193,273)

Cash flows from financing activities:
Equity Contributions	—	—	400,000
Principal payments on long-term debt	(440,169)	(121,214)	(888,753)
Proceeds from issuance of long-term debt	328,892	548,186	1,817,459
Proceeds from termination of interest rate swap	6,605	—	—
Payments of deferred financing costs	(4,572)	(7,892)	(39,858)

Net cash (used in) provided by financing activities	(109,244)	419,080	1,288,848

Cash and cash equivalents:
Increase in cash and cash equivalents	6,043	62,086	7,457
Balance, beginning of period	87,777	25,691	18,234

Balance, end of period	$93,820	$87,777	$25,691

Supplemental cash flow disclosures:
Cash paid for interest, net of amounts capitalized	$108,205	$83,665	$—
Asset contributions and transfers	—	$3,750	$152,374
Capitalized amortization of deferred compensation	$1,158	$1,837	$2,154
Contributions / settlement of due (to) from affiliates	—	$(7,273)	$815,475

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

Wynn Las Vegas Capital Corp. (“Wynn Capital”) is a wholly owned subsidiary of the Company incorporated on June 3, 2002, solely for the purpose of obtaining financing for Wynn Las Vegas. Wynn Capital is authorized to issue 2,000 shares of common stock, par value $0.01. At December 31, 2006, the Company owned the one share that was issued and outstanding. Wynn Capital has neither any significant net assets nor has had any operating activity. Its sole function is to serve as the co-issuer of the mortgage notes described below. Wynn Las Vegas, LLC and Wynn Capital together are hereinafter referred to as the “Issuers”.

The Company commenced operations with the opening of Wynn Las Vegas on April 28, 2005. The Company is currently constructing “Encore at Wynn Las Vegas” or “Encore”. Encore is being constructed on 20 acres of land immediately adjacent to Wynn Las Vegas and will be fully integrated with Wynn Las Vegas. Encore is expected to open to the public in early 2009. For the periods presented prior to April 28, 2005, the Company was solely a development stage company.

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

Restricted Cash and Investments

Restricted cash and investments consist primarily of certain proceeds of the Company’s financing activities invested in approved money market funds. The majority of these funds are restricted by the agreements

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

governing the Company’s debt instruments for the payment of certain construction and development costs relating to Wynn Las Vegas and Encore. Amounts classified as current are equal to current construction payables and other accruals also classified as current.

Accounts Receivable and Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of casino accounts receivable. The Company issues credit in the form of markers to approved casino customers following investigations of creditworthiness. At December 31, 2006 and 2005, approximately 55% and 70%, respectively, of the Company’s markers were due from customers residing in foreign countries. Business or economic conditions or other significant events in these countries could affect the collectibility of such receivables.

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

Inventories

Inventories consist of retail merchandise, food and beverage items which are stated at the lower of cost or market value and certain operating supplies. Cost is determined by the first-in, first-out, average and specific identification methods.

Property and Equipment

Purchases of property and equipment are stated at cost. Depreciation is provided over the estimated useful lives of the assets using the straight-line method as follows:

Buildings and improvements	10 to 45 years
Land improvements	10 to 45 years
Airplane	20 years
Furniture, fixtures and equipment	3 to 20 years

Costs related to improvements are capitalized, while costs of building repairs and maintenance are charged to expense as incurred. The cost and accumulated depreciation of property and equipment retired or otherwise disposed of are eliminated from the respective accounts and any resulting gain or loss is included in operating income or loss.

Capitalized Interest

The interest cost associated with major development and construction projects is capitalized and included in the cost of the project. Interest capitalization ceases once a project is substantially complete or no longer undergoing construction activities to prepare it for its intended use. When no debt is specifically identified as being incurred in connection with a construction project, the Company capitalizes interest on amounts expended on the project at the Company’s weighted average cost of borrowed money. Interest of $7.7 million, $36.8 million and $115.0 million was capitalized for the years ended December 31, 2006, 2005 and 2004, respectively.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Deferred Financing Costs

Direct and incremental costs incurred in obtaining loans or in connection with the issuance of long-tem debt are capitalized and amortized to interest expense over the terms of the related debt agreements. Approximately $8.8 million, $9.7 million, and $8.9 million was amortized to interest expense during the years ended December 31, 2006, 2005 and 2004, respectively.

Long-Lived Assets

Long-lived assets, which are not to be disposed of, including intangibles and property and equipment, are periodically reviewed by management for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. For assets to be held and used, the Company reviews these assets for impairment whenever indicators of impairment exist. If an indicator of impairment exists, the Company compares the estimated future cash flows of the asset, on an undiscounted basis, to the carrying value of the asset. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, then an impairment is measured based on fair value compared to carrying value, with fair value typically based on a discounted cash flow model. If an asset is still under development, future cash flows include remaining construction costs.

Derivative Financial Instruments

The Company seeks to manage its market risk, including interest rate risk associated with variable rate borrowings, through balancing fixed-rate and variable-rate borrowings with the use of derivative financial instruments. The Company accounts for derivative financial instruments in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. The fair value of derivative financial instruments are recognized as assets or liabilities at each balance sheet date, with changes in fair value affecting net income (loss) or comprehensive income (loss) as applicable. The Company’s current interest rate swaps do not qualify for hedge accounting. Accordingly, changes in the fair value of the interest rate swaps are presented as an increase (decrease) in fair value of swaps in the accompanying Consolidated Statements of Operations.

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

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenues are recognized net of certain sales incentives in accordance with the Emerging Issues Task Force (“EITF”) consensus on Issue 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).” EITF 01-9 requires that sales incentives be recorded as a reduction of revenue; consequently, the Company’s casino revenues are reduced by discounts, commissions and points earned in customer loyalty programs, such as the player’s club loyalty program.

The retail value of accommodations, food and beverage, and other services furnished to guests without charge is included in gross revenues and then deducted as promotional allowances. The estimated cost of providing such promotional allowances for the years ended December 31, 2006, 2005 and 2004 is primarily included in casino expenses as follows (amounts in thousands):

	Year Ended December 31,
	2006	2005	2004
Rooms	$24,531	$17,470	$—
Food & Beverage	55,930	38,629	—
Entertainment, retail and other	11,226	8,936	—

	$91,687	$65,035	$—

Advertising Costs

The Company expenses advertising costs the first time the advertising takes place. Advertising costs incurred in development periods are included in pre-opening costs. Once a project is completed, advertising costs are included in general and administrative expenses. Total advertising costs were $16.7 million, $18.0 million and $2.7 million, respectively, for the years ended December 31, 2006, 2005 and 2004.

Pre-Opening Costs

Pre-opening costs, consisting primarily of salaries and wages, legal and consulting fees, insurance, utilities and travel, are expensed as incurred. The Company incurred pre-opening costs in connection with Wynn Las Vegas prior to its opening on April 28, 2005. The Company will continue to incur such costs related to Encore.

Income Taxes

The Company’s operations are reported on the consolidated tax return of Wynn Resorts. As a limited liability company, the Company is considered a partnership for federal income tax purposes. Accordingly, no provision has been made for federal income taxes as such taxes are liabilities of its member.

Wynn Resorts’ Equity Instruments Issued to Employees

During 2004 and 2005 the Company applied the provisions of EITF Issue 00-23 “Options Granted to Employees of Entities under Common Control” and recorded the cost of equity instruments granted by Wynn Resorts to employees of the Company in the Company’s consolidated financial statements as a capital contribution.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), “Share Based Payment.” This statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and supercedes APB Opinion No. 25 and related interpretations. SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services or incurs a liability in exchange for goods and services that are based on the fair value of the entity’s equity instruments or

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

that may be settled by the issuance of those equity instruments. It requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and recognize that cost over the service period. The Company adopted this statement on January 1, 2006 under the modified prospective method. The Company uses the Black-Scholes valuation model to determine the estimated fair value for each option grant issued. The Black-Scholes determined fair value net of estimated forfeitures is amortized as compensation cost on a straight line basis over the service period. In applying the modified prospective method, financial statements of prior periods presented do not reflect any adjusted amounts (i.e. prior periods do not include compensation cost calculated under the fair value method). Further information on the Company’s share-based compensation arrangements is included in Note 11 “Share-Based Compensation.”

Equity Instruments Issued to Consultants and Vendors

The Company’s accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of EITF Issue 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” and EITF Issue 00-18, “Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees.” The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor’s performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement.

On October 21, 2002, the Company entered into an amended production services agreement with the executive producer of the water-based live theatrical attraction named “Le Reve,” which commenced upon opening Wynn Las Vegas. As additional compensation for the production services, the Company granted 189,723 restricted shares of Wynn Resorts’ common stock to the executive producer, which was scheduled to vest on June 30, 2006. In April 2006, the Company canceled the 189,723 nonvested shares of the Company’s common stock granted which were subject to certain performance criteria.

Reclassifications

Certain amounts in the 2005 and 2004 consolidated financial statements have been reclassified to conform to the 2006 presentation as follows:

•

The amount for increase in swap fair value has been presented in a separate line item in our Consolidated Statements of Operations. Previously such amount was included in the interest income line item.

•	Management fees have been presented as a component of operating cash flow instead of investing cash flow for 2005.

Recent Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes”. This interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. The interpretation provides guidance on classification, interest and penalties, accounting in interim periods, disclosure, and translation. This interpretation is effective for fiscal years beginning after December 15, 2006. Since the Company is a pass-through entity for tax purposes, the adoption of this statement, effective January 1, 2007, will not have an impact on the Company’s consolidated financial statements.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. This statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements under other accounting pronouncements that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurements. This statement is effective for fiscal years beginning after November 15, 2007. The Company has not yet determined the impact this statement will have on its consolidated financial statements after it is adopted on January 1, 2008.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 requires companies to evaluate the materiality of identified unadjusted errors on each financial statement and related financial statement disclosure using both the rollover approach and the iron curtain approach. The rollover approach quantifies misstatements based on the amount of the error in the current year financial statement whereas the iron curtain approach quantifies misstatements based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of the misstatement’s year(s) of origin. Financial statements would require adjustment when either approach results in quantifying a misstatement that is material. Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. SAB 108 is effective for interim periods of the first fiscal year ending after November 15, 2006. The adoption of SAB 108 did not have any impact on the Company’s consolidated results of operations or financial position.

3. Receivables, net

Components of receivables, net are as follows (in thousands):

	As of December 31,
	2006	2005
Casino	$133,985	$83,936
Hotel	12,154	12,660
Other	9,352	7,583

	155,491	104,179
Less: allowance for doubtful accounts	(35,002)	(15,812)

	$120,489	$88,367

4. Property and Equipment, net

Property and equipment, net consist of the following (in thousands):

	As of December 31,
	2006	2005
Land and improvements	$603,290	$599,278
Buildings and improvements	1,164,947	1,159,363
Airplanes	44,254	44,254
Furniture, fixtures and equipment	614,676	581,977
Construction in progress	214,574	30,996

	2,641,741	2,415,868
Less: accumulated depreciation	(222,580)	(91,074)

	$2,419,161	$2,324,794

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2006 and 2005, construction in progress includes interest and other costs capitalized in conjunction with the Encore project and to certain enhancements to Wynn Las Vegas.

5. Intangibles, net

Intangibles, net consist of the following (amounts in thousands):

	Show Production Rights	Water Rights	Trademarks	Total Intangibles, Net
January 1, 2005	$5,000	$6,400	$1,000	$12,400
Additions	10,000	—	13	10,013
Amortization	(1,250)	—	—	(1,250)

December 31, 2005	13,750	6,400	1,013	21,163
Additions	14,497	—	—	14,497
Amortization	(4,958)	—	—	(4,958)

December 31, 2006	$23,289	$6,400	$1,013	$30,702

As of December 31, 2006 Intangible Assets were $30.7 million, net of approximately $6.2 million of accumulated amortization. Water rights reflect the fair value allocation determined in the purchase of the Desert Inn in April 2000. The value of the trademarks primarily represents the costs to acquire the “Le Reve” name. The water rights and trademarks are indefinite-lived assets and, accordingly, not amortized. Show production rights represent the amounts paid to purchase the rights to “Avenue Q”, “Monty Python’s Spamalot”, and the “Le Reve” production show. On May 31, 2006, the Company entered into an agreement to acquire substantially all intellectual property rights related to “Le Reve” which were previously only licensed to the Company. The Company paid $14.5 million to acquire substantially all of the rights in and to “Le Reve”. The rights acquired enable the Company to produce, present, enhance, or alter the performance of “Le Reve” after May 31, 2006. The Company expects that amortization of show production rights will be approximately $3.3 million in 2007, approximately $3.5 million for each of the years 2008 through 2012, approximately $2.3 million for 2013, and approximately $0.2 million in 2014.

6. Deposits and Other Assets

Deposits and other assets consist of the following (amounts in thousands):

	As of December 31,
	2006	2005
Entertainment production costs	$30,057	$33,697
Base stock	13,843	23,320
Interest rate swaps	4,789	10,523
Golf memberships	3,750	3,750
Deposits and other	2,518	2,269

	$54,957	$73,559

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. Long-Term Debt

Long-term debt consists of the following (amounts in thousands):

	December 31,
	2006	2005
6 5/8% First Mortgage Notes, due December 1, 2014	$1,300,000	$1,300,000
$600 million Revolving Credit Facility; due December 14, 2009; interest at LIBOR plus 2.25% (approximately 6.7%)	—	10,000
$400 million Delay Draw Term Loan Facility; due December 14, 2011 interest at LIBOR plus 2.125% (approximately 6.5%)	—	400,000
$900 million Revolving Credit Facility; due August 15, 2011; interest at LIBOR plus 1.625% (approximately 7.0%)	88,892	—
$225 million Term Loan Facility; $112.5 million due September 30, 2012 with remaining $112.5 million due August 15, 2013; interest at LIBOR plus 1.875% (approximately 7.2%)
	225,000	—
$44.75 million note payable; due March 31, 2010; interest at LIBOR plus 2.375% (approximately 7.7% and 6.9%, respectively)
	38,509	43,536
12% Second Mortgage Notes, net of original issue discount of approximately $440 at 12/31/05, due November 1, 2010
	—	9,702

	1,652,401	1,763,238
Current portion of long-term debt	(5,309)	(14,728)

	$1,647,092	$1,748,510

First Mortgage Notes

On December 14, 2004, Wynn Las Vegas, LLC and Wynn Las Vegas Capital Corp. issued $1.3 billion aggregate principal amount of 6 5/8% First Mortgage Notes (the “First Mortgage Notes”). The First Mortgage Notes mature on December 1, 2014 and bear interest at the rate of 6 5/8% per year. The Company pays interest on the First Mortgage Notes on December 1 and June 1 of each year. The Company may redeem up to 35% of the aggregate principal amount of the First Mortgage Notes at any time prior to December 1, 2007 at a redemption price equal to 106.625% of the principal amount redeemed (plus accrued and unpaid interest to the date of redemption) with the proceeds of one or more of the Company’s qualified equity offerings that are contributed to Wynn Las Vegas, LLC. Commencing December 1, 2009, the First Mortgage Notes are redeemable at the Company’s option at a price equal to 103.313% of the principal amount redeemed and declining ratably on December first of each year thereafter to zero on or after December 1, 2012.

The indenture governing the First Mortgage Notes contains covenants limiting the ability of the Issuers to incur additional debt, make distributions, investments and restricted payments, create liens, enter into transactions with affiliates, sell assets, enter into sale leaseback transactions, permit restrictions on dividends and other payments by subsidiaries, or engage in mergers, consolidations, sales of substantially all assets, sales of subsidiary stock and other specified types of transactions. Management believes the Company is in compliance with all such covenants as of December 31, 2006.

The First Mortgage Notes are obligations of the Issuers, guaranteed by each of the subsidiaries of Wynn Las Vegas, LLC, other than Wynn Completion Guarantor, LLC. Wynn Resorts, Limited does not guarantee the obligations of the Issuers. Subject to an intercreditor agreement and certain exceptions, the First Mortgage Notes

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and the guarantees thereof are secured by: (1) a first priority security interest in a liquidity reserve account (currently $30 million), which may be used to meet Wynn Las Vegas, LLC’s debt service needs in connection with the operation of Wynn Las Vegas; (2) all amounts on deposit from time to time (currently $50 million) in a completion guarantee deposit account maintained by Wynn Completion Guarantor, LLC; (3) a first priority pledge of all of the member’s interests owned by Wynn Las Vegas, LLC in its subsidiaries (other than Wynn Completion Guarantor, LLC) and of Wynn Resorts Holdings, LLC’s 100% member’s interest in Wynn Las Vegas, LLC; (4) first mortgages on all real property constituting Wynn Las Vegas, its golf course and Encore; and (5) a first priority security interest in substantially all other existing and future assets of Wynn Las Vegas, LLC and the guarantors, excluding, among other things, an aircraft beneficially owned by World Travel, LLC. The First Mortgage Notes are also secured by certain of the net proceeds from the sale of the First Mortgage Notes.

The obligations of the Issuers and the guarantors under the First Mortgage Notes rank equal to the right of payment with their existing and future senior secured indebtedness, including indebtedness with respect to the Wynn Las Vegas, LLC credit facilities described below, and rank senior in right of payment to all of their existing and future subordinated indebtedness.

Wynn Las Vegas Credit Facilities

On December 14, 2004, Wynn Las Vegas, LLC entered into a credit agreement and related ancillary agreements for secured revolving credit and term loan facilities in the aggregate amount of $1.0 billion. The credit facilities consisted of a revolving credit facility (the “Revolver”) in the amount of $600 million and a term loan facility (the “Term Loan”) in the amount of $400 million. The Revolver was to terminate and be payable in full on December 14, 2009, and the Term Loan was to mature on December 14, 2011.

On August 15, 2006, the Company refinanced the above noted credit facilities and entered into an Amended and Restated Credit Agreement (the “Amended and Restated Credit Agreement”) which increased the Wynn Las Vegas credit facilities from $1.0 billion to $1.125 billion by increasing the Revolver from $600 million to $900 million and reducing the Term Loan from $400 million to $225 million. The $900 million Revolver and the $225 million Term Loan are herein referred to as the “Credit Facilities”. In August 2006, the maturity dates for the Revolver and the Term Loan were extended to August 15, 2011 and August 15, 2013, respectively. One half of the Term Loan is due on September 30, 2012 and the remaining half is due August 15, 2013.

For purposes of calculating interest, loans under the Credit Facilities will be designated, at the election of Wynn Las Vegas, LLC, as Eurodollar Loans or, in certain circumstances, Base Rate Loans. Eurodollar Loans under the Revolver and Term Loans bear interest initially at the eurodollar rate plus 1.625% and the eurodollar rate plus 1.875%, respectively. Interest on Eurodollar Loans is payable at the end of the applicable interest period in the case of interest periods of one, two or three months, and every three months in the case of interest periods of six months. Base Rate Loans bear interest at (a) the greater of (i) the rate most recently announced by Deutsche Bank as its “prime rate,” or (ii) the Federal Funds Rate plus 1/2 of 1% per annum; plus (b) a borrowing margin 0.625% or 0.875% under the Revolver and Term Loans, respectively. Interest on Base Rate Loans will be payable quarterly in arrears.

After the opening of Encore, the applicable borrowing margins for revolving loans will be based on Wynn Las Vegas, LLC’s leverage ratio, ranging from 1.00% to 1.75% per annum for Eurodollar Loans and 0.0% to 0.75% per annum for Base Rate Loans. Until then, Wynn Las Vegas, LLC will pay, quarterly in arrears, 0.375% per annum on the daily average of unborrowed availability under the revolving credit facility. After opening Encore, the annual fee Wynn Las Vegas, LLC will be required to pay for unborrowed availability under the revolving credit facility will be based on Wynn Las Vegas, LLC’s leverage ratio, ranging from 0.25% to 0.50% per annum.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Credit Facilities are obligations of Wynn Las Vegas, LLC, guaranteed by each of the subsidiaries of Wynn Las Vegas, LLC, other than Wynn Completion Guarantor, LLC. Subject to an intercreditor agreement, and certain exceptions, the obligations of Wynn Las Vegas, LLC and each of the guarantors under the Credit Facilities are secured by: (1) a first priority security interest in a liquidity reserve account (currently $30 million), which may be used to meet Wynn Las Vegas, LLC’s debt service needs in connection with the operation of Wynn Las Vegas; (2) all amounts on deposit from time to time (currently $50 million) in a completion guarantee deposit account maintained by Wynn Completion Guarantor, LLC; (3) all amounts on deposit from time to time in a secured account holding the proceeds of the Credit Facilities; (4) a first priority pledge of all member’s interests owned by Wynn Las Vegas, LLC in its subsidiaries (other than Wynn Completion Guarantor, LLC) and Wynn Resorts Holdings, LLC’s 100% member’s interest in Wynn Las Vegas, LLC; (5) first mortgages on all real property constituting Wynn Las Vegas, its golf course and Encore; and (6) a first priority security interest in substantially all other existing and future assets of Wynn Las Vegas, LLC and the guarantors, excluding an aircraft beneficially owned by World Travel, LLC.

The obligations of Wynn Las Vegas, LLC and the guarantors under the Credit Facilities rank equal in right of payment with their existing and future senior indebtedness, including indebtedness with respect to the First Mortgage Notes and ranks senior in right of payment to all of their existing and future subordinated indebtedness.

In addition to scheduled amortization payments, Wynn Las Vegas, LLC is required to make mandatory prepayments of indebtedness under the Credit Facilities from the net proceeds of all debt offerings (other than those constituting certain permitted debt). After opening Encore, Wynn Las Vegas, LLC will also be required to make mandatory repayments of indebtedness under the Credit Facilities from specified percentages of excess cash flow, which percentages may decrease and/or be eliminated based on Wynn Las Vegas, LLC’s leverage ratio. Wynn Las Vegas, LLC has the option to prepay all or any portion of the indebtedness under the Credit Facilities at any time without premium or penalty.

The Amended and Restated Credit Agreement contains customary negative covenants and financial covenants, including negative covenants that restrict Wynn Las Vegas, LLC’s ability to: incur additional indebtedness, including guarantees; create, incur, assume or permit to exist liens on property and assets; declare or pay dividends and make distributions or restrict the ability of Wynn Las Vegas, LLC’s subsidiaries to pay dividends and make distributions; engage in mergers, investments and acquisitions; enter into transactions with affiliates; enter into sale-leaseback transactions; execute modifications to material contracts; engage in sales of assets; make capital expenditures; and make optional prepayments of certain indebtedness. The financial covenants include (i) maintaining a ratio of earnings before interest, taxes, depreciation and amortization to total interest expense, and (ii) maintaining a ratio of total debt to earnings before interest, taxes, depreciation and amortization.

As of December 31, 2006, management believes the Company was in compliance with all covenants.

In accordance with EITF Issue 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments,” the Company recorded a loss from extinguishment of debt for the year ended December 31, 2006 of approximately $10.8 million to reflect the write-off of the previous Term Loan’s unamortized deferred financing costs and the payment of certain third-party bank fees incurred during the refinancing of the Credit Facilities.

$44.75 Million Note Payable

On May 24, 2005, World Travel, LLC, a subsidiary of Wynn Las Vegas, LLC, borrowed an aggregate amount of $44.75 million under term loans, which terminate and are payable in full on March 31, 2010. The term

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

loans are guaranteed by Wynn Las Vegas, LLC and secured by a first priority security interest in one of the Company’s two aircraft. Principal and interest is payable quarterly, and interest is calculated at LIBOR plus a margin of 2.375%. In addition to scheduled amortization payments, the borrower is required to prepay the loans if certain events of loss with respect to the aircraft occur. Beginning on December 31, 2006, the borrower may prepay all or any portion of the loans subject to a minimum prepayment of $10 million.

Second Mortgage Notes

On October 30, 2002, the Issuers issued $370 million aggregate principal amount of 12% second mortgage notes (the “Second Mortgage Notes”) maturing November 1, 2010 with semi-annual interest payments beginning in May 2003.

The Second Mortgage Notes were issued for approximately $343.3 million, net of an original issue discount of approximately $26.7 million and issuance costs of approximately $14.4 million. The net proceeds were used to finance the development and construction of Wynn Las Vegas, to pay pre-opening expenses and meet debt service obligations.

On June 14, 2004, the Issuers redeemed approximately $122.4 million of the Second Mortgage Notes. The total price of the redemption was approximately $138.9 million, equal to 112.0% of the aggregate principal amount of the Notes redeemed, plus accrued and unpaid interest thereon. In connection with the redemption, the Company wrote off approximately $7 million of the unamortized original issue discount and approximately $3.9 million of unamortized deferred financing costs associated with the notes. Accordingly, the Company recognized a loss on the early retirement of debt of approximately $25.6 million to reflect these write-offs and the $14.7 million redemption premium.

On December 14, 2004, the Issuers purchased approximately $237.4 million in aggregate principal amount of the Second Mortgage Notes and effected a discharge of the Second Mortgage Notes indenture and related collateral documents. The approximately $10.1 million principal amount of Second Mortgage Notes remaining outstanding as of December 31, 2005 had been called for redemption in accordance with the indenture on November 1, 2006, at a price of 112% of the principal amount, plus accrued and unpaid interest to the redemption date. In order to effect the satisfaction and discharge, the Issuers deposited in trust with the trustee of the Second Mortgage Notes government securities with an aggregate face value of approximately $10.1 million and approximately $3.0 million of additional funds (the amounts necessary to pay when due all interest payments and the redemption price on the redemption date), to satisfy and discharge the remaining amounts payable under the Second Mortgage Notes indenture. As a result of the satisfaction and discharge, the Issuers were not subject to any restrictive covenants under the Second Mortgage Notes indenture, and the guarantees and collateral securing the Second Mortgage Notes were released.

On November 1, 2006, the Company redeemed the approximately $10.1 million of Second Mortgage Notes that remained outstanding with the funds that had previously been placed in an escrow account specifically for this purpose and incurred a $1.7 million redemption premium included in Loss from extinguishment of debt in the accompanying Statements of Operations.

Fair Value of Long-term Debt

The net book value of the First Mortgage Notes at December 31, 2006 and 2005 was $1.3 billion. The estimated fair value of the First Mortgage Notes based upon most recent trades at December 31, 2006 and 2005 was approximately $1.3 billion. The net book value of the Company’s other debt instruments approximates fair value.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Scheduled Maturities of Long-Term Debt

Scheduled maturities of long-term debt are as follows (amounts in thousands):

Years Ending December 31,
2007	$5,309
2008	5,608
2009	5,923
2010	21,669
2011	88,892
Thereafter	1,525,000

$1,652,401

8. Interest Rate Swaps

The Company has entered into floating-for-fixed interest rate swap arrangements relating to its Term Loans. The Company accounts for its interest rate swaps in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations.

On December 14, 2004, the Company entered into two $200 million notional amount interest rate swap arrangements to fix the interest rate on the $400 million of floating-rate Term Loan borrowings outstanding prior to the August 15, 2006 refinancing of the Credit Facilities (See Note 7 “Long-term Debt”). Under these arrangements, the Company paid 3.793% of the notional amount and received payments equal to 1-month LIBOR. Although these interest rate swaps essentially fixed the interest rate at approximately 5.9%, changes in the fair value of the interest rate swaps for each reporting period were recorded in the increase/(decrease) in swap fair value since the interest rate swaps did not qualify for hedge accounting.

On August 15, 2006, the Company reduced its Term Loan facility as part of the refinancing of the Credit Facilities, and concurrently terminated one of its two $200 million interest rate swap arrangements. The Company received approximately $6.6 million in cash from unwinding this interest rate swap. The Company elected to retain the second $200 million interest rate swap to essentially fix the interest rate on $200 million of the new $225 million of Term Loan borrowings. Because the Company continues to pay a fixed rate of 3.793% on the $200 million notional amount and receives payments based on LIBOR, the interest rate on $200 million of the new $225 million Term Loan is fixed at approximately 5.7%. The interest rate on the remaining $25 million of Term Loan is subject to changes in LIBOR rates.

As of December 31, 2006 the Company recorded approximately $4.8 million in deposits and other assets to reflect the fair value of the remaining $200 million notional amount interest rate swap. As of December 31, 2005, the Company recorded approximately $10.5 million in deposits and other assets to reflect the fair value of the two $200 million notional amount interest rate swaps. The fair value approximates the amount the Company would receive if these contracts were settled at the respective valuation dates. Fair value is estimated based upon current, and predictions of future, interest rate levels along a yield curve, the remaining duration of the instruments and other market conditions, and therefore, is subject to significant estimation and a high degree of variability of fluctuation between periods.

As noted above, although the current interest rate swap is highly effective economically in fixing the interest rate on $200 million of the Term Loan, this interest rate swap does not qualify for hedge accounting. Accordingly, changes in the fair value of the interest rate swap are recorded in the accompanying Statement of Operations as an increase in swap fair value.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. Related Party Transactions, net

Note Receivable from Wynn Resorts, Limited

On August 15, 2005, the Company loaned $80 million to Wynn Resorts that further loaned those funds through its subsidiaries to Wynn Macau, S.A. as part of the financing of Wynn Macau, Wynn Resorts’ casino resort facility in the Macau Special Administrative Region of the People’s Republic of China (“Macau”), which opened to the public on September 6, 2006. Interest is payable semi-annually at 7.5% per annum. Unpaid principal and interest is due at maturity on August 15, 2012. Included in the balances as of December 31, 2006 and December 31, 2005, was approximately $2.4 and $2.3 million, respectively, of accrued interest receivable related to this note.

Amounts Due to Affiliates

As of December 31, 2006, the Company’s net due to affiliates was primarily comprised of construction payables of approximately $20 million, construction retention of approximately $9 million, a management fee of approximately $27.9 million (equal to 1.5% of revenues and payable upon meeting certain leverage ratios as specified in the documents governing the Company’s credit facilities), and other amounts payable to affiliates totaling $7.8 million (including corporate allocations discussed below). As of December 31, 2005 the Company’s net due to affiliates was primarily comprised of construction payables of approximately $22.4 million, construction retention of approximately $14.1 million, a management fee of approximately $10.8 million (equal to 1.5% of revenues and payable upon meeting certain leverage ratios as specified in the documents governing the Company’s credit facilities) and other amounts payable to affiliates totaling $8.8 million (including corporate allocations discussed below).

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

Corporate Allocations

The accompanying statements of operations include allocations from Wynn Resorts for legal, accounting, human resource, information services, real estate, and other corporate support services. The corporate support service allocations have been determined on a basis that Wynn Resorts and the Company consider to be reasonable estimates of the utilization of service provided or the benefit received by the Company. The allocation methods include specific identification, relative cost, square footage and headcount. Wynn Resorts maintains corporate offices at Wynn Las Vegas without charge from the Company. The Company settles these corporate allocation charges with Wynn Resorts on a periodic basis as discussed in “Amounts Due to Affiliates, Net” above. During the year ended December 31, 2006 and 2005, approximately $18.4 million and $10.7 million, respectively, was charged to the Company for such corporate allocations.

Amounts due to Officers, net

The Company periodically provides services to Stephen A. Wynn, Chairman of the Board, Chief Executive Officer and one of the principal stockholders of Wynn Resorts (“Mr. Wynn”), and certain other executive officers of Wynn Resorts, including household services, construction work and other personal services. Mr. Wynn and these other officers have amounts on deposit with Wynn Resorts to prepay any such items, which

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

are replenished on an ongoing basis as needed. At December 31, 2006 and December 31, 2005, Wynn Resorts owed Mr. Wynn and the other officers approximately $315,000 and $412,000, respectively.

Villa Suite Lease

Effective July 1, 2005, Mr. Wynn and his wife, Elaine P. Wynn (“Mrs. Wynn”), who is also a director of Wynn Resorts, lease from year to year a villa suite in the Wynn Las Vegas resort as their personal residence. Rent is determined by the Audit Committee of the Board of Directors of Wynn Resorts (the “Audit Committee”), and is based on the fair market value of the use of the suite accommodations. Based on third-party appraisals, the Audit Committee determined the rent for each year in the three-year period commencing July 1, 2005 and ending June 30, 2008 to be $580,000. Substantially all services for, and maintenance of, the suite are included in the rental.

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

10. Property Charges and Other

Property charges and other for the years ended December 31, 2006, 2005 and 2004, respectively, consist of the following (amounts in thousands):

	Year Ended December 31,
	2006	2005	2004
Loss on assets retired	$14,399	$9,435	$—
Temporary office abandonment charge	—	3,070	—
Grail theater abandonment charge	—	1,595
Other	—	83	1,565

Total property charges and other	$14,399	$14,183	$1,565

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Included in property charges and other for 2006 are approximately $14.4 million of costs relating to assets retired or abandoned. Included in property charges and other for 2005 are approximately $9.4 million of costs relating to assets retired, and approximately $3.1 million of expenses relating to the abandonment of improvements made to the temporary offices utilized during part of the construction and development of Wynn Las Vegas. The Company also wrote off approximately $1.6 million of costs incurred in 2005 in connection with the preliminary design and development of a third theater originally planned for a new show production for Wynn Las Vegas which was later abandoned.

11. Benefit Plans

Employee Savings Plan

Wynn Resorts established a retirement savings plan under Section 401(k) of the Internal Revenue Code covering its non-union employees on July 27, 2000. The plan allows employees to defer, within prescribed limits, up to 18% of their income on a pre-tax basis through contributions to this plan. The Company matches the contributions, within prescribed limits, with an amount equal to 100% of the participant’s initial 2% tax deferred contribution and 50% of the tax deferred contribution between 2% and 4% of the participant’s compensation. The Company recorded charges for matching contributions of approximately $3.1 million, $591,000, and $159,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

Union employees are covered by various multi-employer pension plans. The Company recorded expenses of approximately $4.3 million and $1.2 million under such plans for the years ended December 31, 2006 and 2005, respectively. The Company did not have any union employees prior to 2005. Information from the plans’ sponsors is not available to permit the Company to determine its share of unfunded vested benefits, if any.

Stock Based Compensation Plan

Wynn Resorts established the 2002 Stock Incentive Plan (the “Stock Plan”) which provides for the grant of (i) Incentive Stock Options, (ii) compensatory (i.e. non qualified) stock options, and (iii) nonvested shares of Wynn Resorts’ common stock for employees, directors and independent contractors or consultants of Wynn Resorts and its subsidiaries, including the Company. However, only employees are eligible to receive incentive stock options.

A maximum of 9,750,000 shares of Wynn Resorts’ common stock has been reserved for issuance under the Stock Plan. As of December 31, 2006, 4,390,212 shares remain available for the grant of stock options or nonvested shares of Wynn Resorts common stock.

Stock Options

Options are granted at the current market price at the date of grant. The Stock Plan provides for a variety of vesting schedules, including: immediate; 25% each year over four years; 33.33% for each of the third, fourth and fifth years; cliff vesting at a determined date; and others to be determined at the time of grant. All options expire ten years from the date of grant.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of option activity under the Stock Plan as of December 31, 2006, and the changes during the year then ended is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2006	1,805,300	$39.50
Granted	153,500	$68.81
Exercised	(466,750)	$22.87
Canceled	(143,550)	$41.44

Outstanding at December 31, 2006	1,348,500	$48.43	8.08	$58,554,068

Exercisable at December 31, 2006	241,000	$32.33	6.97	$14,827,235

The weighted average fair value of options granted during the year ended December 31, 2006 and 2005 was $31.01 and $24.31, respectively. The total intrinsic value of the options exercised for the year ended December 31, 2006 and 2005 was $25.0 million and $2.0 million, respectively.

Nonvested Shares

A summary of the status of the Stock Plan’s nonvested shares as of December 31, 2006 and changes during the year ended December 31, 2006, is presented below:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2006	—	$—
Granted	169,000	$68.04
Vested	—	$—
Canceled	—	$—

Nonvested at December 31, 2006	169,000	$68.04

Compensation Cost

In March 2005, the SEC issued SAB No. 107, “Share-Based Payment” to provide interpretive guidance on SFAS No. 123(R) valuation methods, assumptions used in valuation models, and the interaction of SFAS No. 123(R) with existing SEC guidance. SAB No. 107 also requires the classification of stock compensation expense in the same financial statement line items as cash compensation, and therefore impacts the Company’s departmental expenses (and related operating margins), general and administrative expenses, pre-opening costs and construction in progress for the Company’s development projects.

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

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

companies with a limited trading history, to estimate the expected term. Prior to the adoption of SFAS No. 123(R), the Company used its best estimate and comparisons to industry peers. The risk-free interest rate used for the periods presented are equal to the U.S. Treasury yield curve at the time of grant for the period equal to the expected term.

The fair value per option was estimated on the date of grant using the following weighted-average assumptions:

	December 31,
	2006	2005	2004
Expected dividend yield	—	—	—
Expected stock price volatility	32.5%	35.3%	39.7%
Risk-free interest rate	4.9%	4.0%	3.1%
Expected average life of options (years)	7	6	6

The adoption of SFAS No. 123(R) and the related interpretations on January 1, 2006, resulted in the recognition of approximately $7.3 million of compensation cost related to stock options for the year ended December 31, 2006.

In addition to compensation cost relating to stock options, during the year ended December 31, 2006, the Company recognized compensation cost related to nonvested shares of Wynn Resorts’ common stock of approximately $809,000. Approximately $9.5 million of unamortized compensation cost relating to nonvested shares of Common Stock at December 31, 2006, will be recognized as compensation over the vesting period of the related grants through May 2016.

The total compensation cost relating both to stock options and nonvested stock for the year ended December 31, 2006 is allocated as follows (amounts in thousands):

Casino	$3,076
Rooms	605
Food & Beverage	1,135
Entertainment, retail and other	310
General and administrative	3,007

Total stock-based compensation expense	$8,133

As permitted by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of SFAS No. 123,” the Company continued to apply the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its employee stock-based compensation for the years ended December 31, 2005 and 2004. Accordingly, compensation expense was recognized only to the extent that the market value at the date of grant exceeded the exercise price.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table illustrates the effect on the net loss that would have resulted had the Company applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” to stock-based employee compensation during the years ended December 31, 2005 and 2004 (amounts in thousands):

	Years Ended December 31,
	2005	2004
Net loss as reported	$(45,274)	$(160,502)
Less: total stock-based employee compensation expenses determined under the fair-value based method for all awards	(5,138)	(1,750)

Proforma net loss	$(50,412)	$(162,252)

12. Commitments and Contingencies

Wynn Las Vegas

Wynn Las Vegas Enhancements. The Company has made and continues to make certain enhancements and refinements to Wynn Las Vegas. As a result, the Company has incurred and will continue to incur capital expenditures related to these enhancements and refinements. Under the terms of the Wynn Las Vegas, LLC credit facilities, the Company was permitted up to $100 million of capital expenditures in 2006, of which $52.8 million was spent. In 2007, the Company will be permitted to spend $172.2 million including $47.2 million carried forward from 2006. These spending limits do not apply to any funds that may be contributed to Wynn Las Vegas, LLC by Wynn Resorts.

Encore Construction Development. Encore’s current design includes a 2,034 all-suite hotel tower fully integrated with Wynn Las Vegas, as well as an approximately 72,000 square foot casino, additional convention and meeting space, as well as restaurants, a nightclub, swimming pools, a spa and salon and retail outlets. The Company commenced construction of Encore on April 28, 2006 and expects to open Encore to the public by early 2009.

Our project budget is currently estimated at approximately $2.1 billion, consisting of approximately $2.0 billion for Encore and approximately $100 million for an employee parking garage on our Koval property, an associated pedestrian bridge and costs incurred in connection with the theatre remodeling and production of “Monty Python’s Spamalot” at Wynn Las Vegas. The budget has increased from the previously announced $1.74 billion due to refinements in scope and market conditions for construction materials. The project budget will be funded from our existing credit facilities, remaining proceeds from the first mortgage notes and operating cash flow from Wynn Las Vegas. To the extent additional funds are required, we will provide these amounts with additional debt and equity contributions by Wynn Resorts. On March 31, 2006, Wynn Resorts delivered an equity commitment to its bank lenders under which Wynn Resorts is obligated to pay project costs if Wynn Las Vegas is unable to. As of August 2006, Wynn Resorts’ obligation under the equity commitment was $70 million.

On February 27, 2007, we entered into a Design Build Architectural, Engineering and Construction Services Agreement (the “Contract”) with Tutor-Saliba Corporation (“Tutor”) for the design and construction of Encore. The Contract sets forth all of the terms and conditions pursuant to which Tutor will design and construct Encore. In addition to the terms and conditions governing the design and construction of Encore, the Contract provides that the parties will negotiate a guaranteed maximum price (the Encore “GMP”) for the construction and design of Encore within 90 days of execution of the Contract. If the parties cannot mutually agree upon a GMP during

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the 90 day period, the Company can, at its option, (a) continue to employ Tutor for construction and design services on a cost-plus basis, (b) agree to alternative arrangements with Tutor or (c) terminate the Contract. In connection with the execution and delivery of the Contract, Tutor and the Ronald N. Tutor Separate Trust (the “Trust”) have entered into and consented to a Net Worth Agreement pursuant to which (x) the Trust agreed that it will retain its current majority holdings of Tutor and (y) the Trust and Tutor agreed that during the term of the Contract, Tutor will maintain (i) net worth of at least $100 million, and (ii) liquid assets of at least $50 million.

On March 31, 2006, Wynn Resorts delivered an equity commitment agreement to the lenders under the Credit Facilities. Under that agreement, Wynn Resorts had committed to pay up to $215.3 million of Encore project costs if the Company was unable to do so. The Amended and Restated Credit Agreement (See Note 7 “Long-Term Debt”) increased the aggregate amount available under the Credit Facilities from $1.0 billion to $1.125 billion. As a result of this increase and with other funds becoming available to pay for Encore project costs, Wynn Resorts’ commitment to pay Encore project costs was reduced to $70 million in August 2006.

As of December 31, 2006, the Company incurred approximately $277.6 million of project costs related to the development and construction of Encore and related capital improvements. These costs, net of approximately $8.1 million of retention, have been funded from the Credit Facilities, the First Mortgage Notes and cash flow from the operations of Wynn Las Vegas. Prior to signing a guaranteed maximum price construction contract, the Company was permitted to spend up to $300 million of the proceeds of the First Mortgage Notes and the Credit Facilities on Encore project costs. As of December 31, 2006, the Company has spent or committed approximately $206.3 million using the debt proceeds. The remaining $63.2 million has been funded from cash flows from operations.

Completion Guarantee and Liquidity Reserve. As part of the Wynn Las Vegas financing, the Company contributed $50 million of the net proceeds of the initial public offering of Wynn Resorts’ common stock to Wynn Completion Guarantor, LLC, a special purpose subsidiary of Wynn Las Vegas, LLC formed in October 2002 and deposited those funds into a completion guarantee deposit account to secure completion of Wynn Las Vegas.

In addition, the Company deposited $30 million from the net proceeds of the initial public offering of the Company’s common stock into a liquidity reserve account to secure the completion and opening of Wynn Las Vegas.

The liquidity reserve is solely for use of the Wynn Las Vegas project. Upon final payment of the small remaining retention required for final completion, the liquidity reserve will be released. These funds are then expected to be applied to construction costs incurred in connection with Encore. In addition, at final completion of Wynn Las Vegas, $30 million of the $50 million completion guarantee will be retained as Encore’s completion guarantee, with the remaining $20 million used for Encore’s construction costs.

Leases and other arrangements

The Company is the lessor under several retail leases and has entered into license and distribution agreements for additional retail outlets. The Company also is a party to joint venture agreements for the operation of one other retail outlet and the Ferrari and Maserati automobile dealership at Wynn Las Vegas

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following represents the future minimum rentals to be received under the operating leases (amounts in thousands):

Years Ending December 31,
2007	$1,349
2008	1,349
2009	1,282
2010	1,085
2011	995
Thereafter	2,673

$8,733

In addition, the Company is the lessee under leases for certain office equipment and the land underlying the Company’s aircraft hangar. Total minimum payments of approximately $4.1 million are to be made under non-cancelable leases for approximately $226,000 for each year 2007 and 2008, $209,000 in 2009, $123,000 for each year in 2010 and 2011, and approximately $3.2 million thereafter.

Self-insurance

The Company is covered under a self-insured medical plan up to a maximum of $300,000 per year for each insured person. Amounts in excess of these thresholds are covered by the Company’s insurance programs, subject to customary policy limits.

Employment Agreements

The Company has entered into employment agreements with several executive officers, other members of management and certain key employees. These agreements, other than Mr. Wynn’s, generally have three- to five-year terms and typically indicate a base salary with specified annual increases, and often contain provisions for guaranteed bonuses. Certain of the executives are also entitled to a separation payment if terminated without “cause” or upon voluntary termination of employment for “good reason” following a “change of control” (as these terms are defined in the employment contracts).

Litigation

The Company does not have any material litigation as of December 31, 2006.

13. Consolidating Financial Information of Guarantors and Issuers

The following consolidating financial statements present information related to the Issuers of the First Mortgage Notes and their guarantor subsidiaries (World Travel, LLC; Las Vegas Jet, LLC; Wynn Show Performers, LLC; Wynn Golf, LLC; Kevyn, LLC; and Wynn Sunrise, LLC) and non-guarantor subsidiary (Wynn Completion Guarantor, LLC) as of December 31, 2006 and 2004, and for each of the three years in the period ended December 31, 2006.

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

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONSOLIDATING BALANCE SHEET INFORMATION

AS OF DECEMBER 31, 2006

(amounts in thousands)

	Issuers	Guarantor Subsidiaries	Nonguarantor Subsidiary	Eliminating Entries	Total
ASSETS
Current assets:
Cash and cash equivalents	$93,825	$(5)	$—	$—	$93,820
Restricted cash and investments	24,621	—	—	—	24,621
Receivables, net	120,489	—	—	—	120,489
Inventories	49,451	—	—	—	49,451
Prepaid expenses and other	20,121	398	—	—	20,519

Total current assets	308,507	393	—	—	308,900

Restricted cash and investments	118,965	—	53,931	—	172,896
Note receivable from Wynn Resorts, Limited	82,379	—	—	—	82,379
Property and equipment, net	2,219,360	199,801	—	—	2,419,161
Intangible assets, net	24,558	6,144	—	—	30,702
Deferred financing costs, net	45,215	170	—	—	45,385
Deposits and other assets	54,943	14	—	—	54,957
Investment in unconsolidated affiliates	2,045	5,508	—	(2,045)	5,508

Total assets	$2,855,972	$212,030	$53,931	$(2,045)	$3,119,888

LIABILITIES AND MEMBER’S EQUITY
Current liabilities:
Current portion of long-term debt	$—	$5,309	$—	$—	$5,309
Accounts payable	28,364	95	—	—	28,459
Accrued interest	8,833	17	—	—	8,850
Accrued compensation and benefits	36,235	1,063	—	—	37,298
Other accrued expenses	21,846	15	—	—	21,861
Customer deposits and other liabilities	63,549	—	—	—	63,549
Due to affiliates, net	(161,022)	175,664	18,553	—	33,195

Total current liabilities	(2,195)	182,163	18,553	—	198,521

Long-term debt	1,613,892	33,200	—	—	1,647,092
Due to affiliates, net	1,505	—	30,000	—	31,505

Total liabilities	1,613,202	215,363	48,553	—	1,877,118

Commitments and contingencies

Member’s equity:
Contributed capital	1,453,918	12,530	—	(12,530)	1,453,918
Accumulated deficit	(211,148)	(15,863)	5,378	10,485	(211,148)

Total member’s equity	1,242,770	(3,333)	5,378	(2,045)	1,242,770

Total liabilities and member’s equity	$2,855,972	$212,030	$53,931	$(2,045)	$3,119,888

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONSOLIDATING BALANCE SHEET INFORMATION

AS OF DECEMBER 31, 2005

(amounts in thousands)

	Issuers	Guarantor Subsidiaries	Nonguarantor Subsidiary	Eliminating Entries	Total
ASSETS
Current assets:
Cash and cash equivalents	$87,787	$—	$—	$(10)	$87,777
Restricted cash and investments	44,498	—	—	—	44,498
Receivables, net	88,632	—	—	(265)	88,367
Inventories	39,884	—	—	—	39,884
Prepaid expenses	17,987	394	—	—	18,381

Total current assets	278,788	394	—	(275)	278,907

Restricted cash and investments	298,826	—	51,433	—	350,259
Note receivable from Wynn Resorts, Limited	82,267	—	—	—	82,267
Property and equipment, net	2,157,169	167,625	—	—	2,324,794
Intangible assets, net	15,019	6,144	—	—	21,163
Deferred financing costs, net	60,308	222	—	—	60,530
Deposits and other assets	73,559	—	—	—	73,559
Investment in unconsolidated affiliates	5,135	4,349	—	(5,135)	4,349

Total assets	$2,971,071	$178,734	$51,433	$(5,410)	$3,195,828

LIABILITIES AND MEMBER’S EQUITY
Current liabilities:
Current portion of long-term debt	$9,702	$5,026	$—	$—	$14,728
Accounts payable	27,661	275	—	(275)	27,661
Accrued interest	8,025	8	—	—	8,033
Accrued compensation and benefits	23,892	399	—	—	24,291
Other accrued expenses	25,533	3	—	—	25,536
Customer deposits and other liabilities	66,120	—	—	—	66,120
Due to affiliates, net	(125,448)	132,258	48,553	—	55,363

Total current liabilities	35,485	137,969	48,553	(275)	221,732

Long-term debt	1,710,000	38,510	—	—	1,748,510
Due to affiliates, net	757	—	—	—	757

Total liabilities	1,746,242	176,479	48,553	(275)	1,970,999

Commitments and contingencies

Member’s equity:
Contributed capital	1,445,785	12,530	—	(12,530)	1,445,785
Accumulated deficit	(220,956)	(10,275)	2,880	7,395	(220,956)

Total member’s equity	1,224,829	2,255	2,880	(5,135)	1,224,829

Total liabilities and member’s equity	$2,971,071	$178,734	$51,433	$(5,410)	$3,195,828

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

YEAR ENDED DECEMBER 31, 2006

(amounts in thousands)

	Issuers	Guarantor Subsidiaries	Nonguarantor Subsidiary	Eliminating Entries	Total
Operating revenues:
Casino	$535,561	$—	$—	$—	$535,561
Rooms	268,237	—	—	—	268,237
Food and beverage	295,205	—	—	—	295,205
Entertainment, retail and other	196,009	—	—	(1,409)	194,600

Gross revenues	1,295,012	—	—	(1,409)	1,293,603
Less: promotional allowances	(154,255)	—	—	—	(154,255)

Net revenues	1,140,757	—	—	(1,409)	1,139,348

Operating costs and expenses:
Casino	250,447	—	—	—	250,447
Rooms	71,170	—	—	—	71,170
Food and beverage	185,382	—	—	—	185,382
Entertainment, retail and other	129,853	—	—	—	129,853
General and administrative	183,166	(1,101)	—	(1,409)	180,656
Provision for doubtful accounts	20,675	—	—	—	20,675
Management fees	17,091	—	—	—	17,091
Pre-opening costs	2,020	—	—	—	2,020
Depreciation and amortization	142,713	4,895	—	—	147,608
Contract termination fee	5,000	—	—	—	5,000
Property charges and other	14,399	—	—	—	14,399

Total operating costs and expenses	1,021,916	3,794	—	(1,409)	1,024,301

Equity in income (loss) from unconsolidated affiliates	(3,090)	1,409	—	3,090	1,409

Operating income (loss)	115,751	(2,385)	—	3,090	116,456

Other income (expense):
Interest income	20,303	—	2,498	—	22,801
Interest expense	(114,584)	(3,203)	—	—	(117,787)
Increase in swap fair value	871	—	—	—	871
Loss from extinguishment of debt	(12,533)	—	—	—	(12,533)

Other income (expense), net	(105,943)	(3,203)	2,498	—	(106,648)

Net income (loss)	$9,808	$(5,588)	$2,498	$3,090	$9,808

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

YEAR ENDED DECEMBER 31, 2005

(amounts in thousands)

	Issuers	Guarantor Subsidiaries	Nonguarantor Subsidiary	Eliminating Entries	Total
Operating revenues:
Casino	$353,663	$—	$—	$—	$353,663
Rooms	170,315	—	—	—	170,315
Food and beverage	173,700	—	—	—	173,700
Entertainment, retail and other	125,797	(260)	—	—	125,537

Gross revenues	823,475	(260)	—	—	823,215
Less: promotional allowances	(100,923)	—	—	—	(100,923)

Net revenues	722,552	(260)	—	—	722,292

Operating costs and expenses:
Casino	155,075	—	—	—	155,075
Rooms	44,171	—	—	—	44,171
Food and beverage	118,670	—	—	—	118,670
Entertainment, retail and other	79,631	—	—	—	79,631
General and administrative	110,931	(1,711)	5	—	109,225
Provision for doubtful accounts	16,304	—	—	—	16,304
Management fees	10,836	—	—	—	10,836
Pre-opening costs	66,705	749	—	—	67,454
Depreciation and amortization	90,355	3,942	—	—	94,297
Property charges and other	14,203	(20)	—	—	14,183

Total operating costs and expenses	706,881	2,960	5	—	709,846

Equity in income (loss) from unconsolidated affiliates	(2,898)	610	—	2,898	610

Operating income (loss)	12,773	(2,610)	(5)	2,898	13,056

Other income (expense):
Interest income	17,085	1	1,390	—	18,476
Interest expense	(85,072)	(1,674)	—	—	(86,746)
Increase in swap fair value	9,940	—	—	—	9,940

Other income (expense), net	(58,047)	(1,673)	1,390	—	(58,330)

Net income (loss)	$(45,274)	$(4,283)	$1,385	$2,898	$(45,274)

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

YEAR ENDED DECEMBER 31, 2004

(amounts in thousands)

	Issuers	Guarantor Subsidiaries	Nonguarantor Subsidiary	Eliminating Entries	Total
Net revenues	$—	$—	$—	$—	$—

Operating costs and expenses:
Pre-opening costs	43,950	(2,877)	—	—	41,073
Depreciation and amortization	1,580	2,213	—	—	3,793
Property charges and other	339	1,226	—	—	1,565

Total operating costs and expenses	45,869	562	—	—	46,431

Equity in income (loss) from unconsolidated affiliates	116	—	—	(116)	—

Operating (loss)	(45,753)	(562)	—	(116)	(46,431)

Other income (expense):
Interest income	2,187	—	678	—	2,865
Interest expense	—	—	—	—	—
Increase in swap fair value	1,415	—	—	—	1,415
Loss from extinguishment of debt	(118,351)	—	—	—	(118,351)

Other income (expense), net	(114,749)	—	678	—	(114,071)

Net income (loss)	$(160,502)	$(562)	$678	$(116)	$(160,502)

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONSOLIDATING STATEMENTS OF CASH FLOWS INFORMATION

YEAR ENDED DECEMBER 31, 2006

(amounts in thousands)

	Issuers	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminating Entries	Total
Cash flows from operating activities:
Net income (loss)	$9,808	$(5,588)	$2,498	$3,090	$9,808
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	142,713	4,895	—	—	147,608
Stock based compensation	8,133	—	—	—	8,133
Loss from extinguishment of debt	11,316	—	—	—	11,316
Amortization and writeoff of deferred financing costs and other	14,765	52	—	—	14,817
Equity in (income) loss from subsidiaries,
net of distributions	3,090	(1,159)	—	(3,090)	(1,159)
Provision for doubtful accounts	20,675	—	—	—	20,675
Property charges and other	14,399	—	—	—	14,399
Increase in swap fair value	(871)	—	—	—	(871)
Increase (decrease) in cash from changes in:
Receivables	(52,644)	—	—	(265)	(52,909)
Inventories and prepaid expenses	(7,546)	(4)	—	—	(7,550)
Accounts payable, accrued expenses and other	7,596	505	—	275	8,376
Due to affiliates	32,985	—	—	—	32,985

Net cash provided by (used in) operating activities	204,419	(1,299)	2,498	10	205,628

Cash flows from investing activities:
Capital expenditures	(212,455)	(37,071)	—	—	(249,526)
Restricted cash and investments	199,738	—	(2,498)	—	197,240
Purchase of intangibles and other assets	(21,423)	(14)	—	—	(21,437)
Due to affiliates, net	(60,024)	43,406	—	—	(16,618)

Net cash provided by (used in) investing activities	(94,164)	6,321	(2,498)	—	(90,341)

Cash flows from financing activities:
Principal payments on long-term debt	(435,142)	(5,027)	—	—	(440,169)
Proceeds from issuance of long term debt	328,892	—	—	—	328,892
Proceeds from termination of interest rate swap	6,605	—	—	—	6,605
Payments of deferred financing costs	(4,572)	—	—	—	(4,572)

Net cash used in financing activities	(104,217)	(5,027)	—	—	(109,244)

Cash and cash equivalents:
Increase (decrease) in cash and cash equivalents	6,038	(5)	—	10	6,043
Balance, beginning of period	87,787	—	—	(10)	87,777

Balance, end of period	$93,825	$(5)	$—	$—	$93,820

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONSOLIDATING STATEMENTS OF CASH FLOWS INFORMATION

YEAR ENDED DECEMBER 30, 2005

(amounts in thousands)

	Issuers	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminating Entries	Total
Cash flows from operating activities:
Net income (loss)	$(45,274)	$(4,283)	$1,385	$2,898	$(45,274)
Adjustments to reconcile net income (loss) to net cash provided by/(used in) operating activities:
Depreciation and amortization	90,355	3,942	—	—	94,297
Amortization and writeoff of deferred financing costs and other	9,791	32	—	—	9,823
Equity in (income) loss from unconsolidated affiliates	2,898	(610)	—	(2,898)	(610)
Provision for doubtful accounts	16,304	—	—	—	16,304
Property charges and other	14,203	(20)	—	—	14,183
Incidental operations	—	—	—	—	—
Increase in swap fair value	(9,940)	—	—	—	(9,940)
Increase (decrease) in cash from changes in:
Receivables	(107,092)	106	—	265	(106,721)
Inventories and prepaid expenses	(54,901)	(271)	—	—	(55,172)
Accounts payable, accrued expenses and other	130,679	177	—	(274)	130,582
Due to affiliates	13,273	—	—	—	13,273

Net cash provided by (used in) operating activities	60,296	(927)	1,385	(9)	60,745

Cash flows from investing activities:
Capital expenditures	(648,527)	(8,916)	—	—	(657,443)
Restricted cash and investments	385,223	—	(1,390)	—	383,833
Investment in unconsolidated affiliates	—	(3,739)	—	—	(3,739)
Note receivable from Wynn Resorts, Limited	(80,000)	—	—	—	(80,000)
Purchase of intangibles and other assets	(36,725)	—	—	—	(36,725)
Due to affiliates, net	6,030	(29,723)	5	—	(23,688)
Proceeds from sale of assets	—	23	—	—	23

Net cash used in investing activities	(373,999)	(42,355)	(1,385)	—	(417,739)

Cash flows from financing activities:
Principal payments on long-term debt	(120,000)	(1,214)	—	—	(121,214)
Proceeds from issuance of long-term debt	503,436	44,750	—	—	548,186
Payment of deferred financing costs	(7,638)	(254)	—	—	(7,892)

Net cash provided by financing activities	375,798	43,282	—	—	419,080

Cash and cash equivalents:
Increase in cash and cash equivalents	62,095	—	—	(9)	62,086
Balance, beginning of period	25,692	—	—	(1)	25,691

Balance, end of period	$87,787	$—	$—	$(10)	$87,777

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONSOLIDATING STATEMENTS OF CASH FLOWS INFORMATION

YEAR ENDED DECEMBER 30, 2004

(amounts in thousands)

	Issuers	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminating Entries	Total
Cash flows from operating activities:
Net income (loss)	$(160,502)	$(562)	$678	$(116)	$(160,502)
Adjustments to reconcile net income (loss) to net cash provided by/(used in) operating activities:
Depreciation and amortization	1,580	2,213	—	—	3,793
Amortization and writeoff of deferred financing costs and other	50,709	—	—	—	50,709
Equity in (income) loss from unconsolidated affiliates	(116)	—	—	116	—
Provision for doubtful accounts	—	—	—	—	—
Property charges and other	—	550	—	—	550
Incidental operations	—	—	—	—	—
Increase in swap fair value	(1,415)	—	—	—	(1,415)
Increase (decrease) in cash from changes in:
Receivables	(100)	(106)	—	—	(206)
Inventories and prepaid expenses	(2,723)	196	—	—	(2,527)
Accounts payable, accrued expenses and other	21,012	467	—	1	21,480
Due to affiliates	—	—	—	—	—

Net cash provided by (used in) operating activities	(91,555)	2,758	678	1	(88,118)

Cash flows from investing activities:
Capital expenditures	(861,757)	(92,814)	—	—	(954,571)
Restricted cash and investments	(422,727)	—	278	—	(422,449)
Investment in unconsolidated affiliates	—	—	—	—	—
Note receivable from Wynn Resorts, Limited	—	—	—	—	—
Purchase of intangibles and other assets	(33,866)	(968)	—	—	(34,834)
Due to affiliates, net	128,245	58,024	(956)	—	185,313
Proceeds from sale of assets	268	33,000	—	—	33,268

Net cash used in investing activities	(1,189,837)	(2,758)	(678)	—	(1,193,273)

Cash flows from financing activities:
Equity Contributions	400,000	—	—	—	400,000
Principal payments on long-term debt	(888,753)	—	—	—	(888,753)
Proceeds from issuance of long-term debt	1,817,459	—	—	—	1,817,459
Payment of deferred financing costs	(39,858)	—	—	—	(39,858)

Net cash provided by financing activities	1,288,848	—	—	—	1,288,848

Cash and cash equivalents:
Increase in cash and cash equivalents	7,456	—	—	1	7,457
Balance, beginning of period	18,236	—	—	(2)	18,234

Balance, end of period	$25,692	$—	$—	$(1)	$25,691

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14. Quarterly Financial Information (Unaudited)

The Company began principal operations on April 28, 2005. Prior to this, the Company did not have any revenues. The following (amounts in thousands) presents selected interim financial information for 2006 and 2005:

	Year Ended December 31, 2006
	First	Second	Third	Fourth	Year
Net revenues	$277,361	$273,562	$273,228	$315,197	$1,139,348
Operating income	22,248	22,140	22,440	49,628	116,456
Net income (loss)	(408)	(583)	(15,864)	26,663	9,808

	Year Ended December 31, 2005
	First	Second	Third	Fourth	Year
Net revenues	$—	$201,120	$251,185	$269,987	$722,292
Operating income (loss)	(30,659)	(7,739)	21,896	29,558	13,056
Net income (loss)	(19,208)	(31,578)	1,012	4,500	(45,274)

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2006, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and are effective in ensuring that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer as appropriate to allow timely discussions regarding require disclosure.

(b) Changes in Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our fourth fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

We have omitted this section pursuant to Instruction I(2) of Form 10-K.

Item 11. Executive Compensation

We have omitted this section pursuant to Instruction I(2) of Form 10-K.

Item 12.	Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters

We have omitted this section pursuant to Instruction I(2) of Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence

We have omitted this section pursuant to Instruction I(2) of Form 10-K.

Item 14. Principal Accounting Fees and Services

The Audit Committee has selected Ernst & Young LLP, a firm of independent public accountants, as our independent public accountants effective May 18, 2006, to examine and report on our consolidated financial statements as of and for the year ended December 31, 2006. Prior to May 18, 2006, the Audit Committee had engaged Deloitte & Touche, LLP to provide such services.

The following table shows the fees paid or accrued by us for audit and other services during each of the years ended December 31, 2006 and 2005:

	Aggregate Fees
Category	2006	2005
Audit fees	$177,339	$240,800
Audit-related fees	$—	$—
Tax fees	$—	$12,375
All other fees	$—	$—

“Audit fees” includes the aggregate fees billed by our principal auditors for professional services rendered for the audit of our consolidated financial statements for the year ended December 31. “Audit fees” also includes amounts billed for services provided in connection with the preparation of a registration statement in 2005 relating to the registration of $1.3 billion of 6-5/8% First Mortgage Notes due 2014. “Tax fees” include fees for tax compliance, tax advice and tax planning.

All of the principal accounting fees and services were pre-approved by the Audit Committee in 2006 and 2005. The Audit Committee pre-approves services either by: (1) approving a request from management to engage our principal auditors for a specific project at a specific fee or rate or (2) by pre-approving certain types of services that would comprise the fees within each of the above categories at our principal auditors usual and customary rates.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)1. The following consolidated financial statements of the Company are filed as part of this report under Item 8—Financial Statements and Supplemental Data.

•	Reports of Independent Registered Public Accounting Firms
•	Consolidated Balance Sheets as of December 31, 2006 and 2005
•	Consolidated Statements of Operations for the years ended December 31, 2006, 2005 and 2004
•	Consolidated Statements of Member’s Equity for the years ended December 31, 2006, 2005 and 2004
•	Consolidated Statement of Cash Flows for the years ended December 31, 2006, 2005 and 2004
•	Notes to Consolidated Financial Statement

(a)2. Financial Statement Schedules

•	Schedule II—Valuation and Qualifying Accounts

We have omitted all other financial statement schedules because they are not required or are not applicable, or the required information is shown in the financial statements or notes to the financial statements.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(amounts in thousands)

Description	Balance at January 1 2006	Provisions for Doubtful Accounts	Write-offs, Net of Recoveries	Balance at December 31, 2006
Allowance for doubtful accounts	$15,812	20,675	(1,485)	$35,002

Description	Balance at January 1 2005	Provisions for Doubtful Accounts	Write-offs, Net of Recoveries	Balance at December 31, 2005
Allowance for doubtful accounts	$—	16,304	(492)	$15,812

Description	Balance at January 1 2004	Provisions for Doubtful Accounts	Write-offs, Net of Recoveries	Balance at December 31, 2004
Allowance for doubtful accounts	$—	—	—	$—

(a)3. Exhibits

Exhibits that are not filed herewith have been previously filed with the SEC and are incorporated herein by reference.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Second Amended and Restated Articles of Organization of Wynn Las Vegas, LLC. (1)

3.2	Second Amended and Restated Operating Agreement of Wynn Las Vegas, LLC. (1)

3.3	First Amended and Restated Articles of Incorporation of Wynn Las Vegas Capital Corp. (1)

3.4	Certificate of Amendment of the Articles of Incorporation of Wynn Las Vegas Capital Corp. (1)

3.5	First Amended and Restated Bylaws of Wynn Las Vegas Capital Corp. (1)

3.6	First Amendment to the First Amended and Restated Bylaws of Wynn Las Vegas Capital Corp. (1)

3.7	Second Amendment to the First Amended and Restated Bylaws of Wynn Las Vegas Capital Corp. (1)

3.8	Amended and Restated Articles of Organization of Wynn Golf, LLC. (1)

3.9	First Amended and Restated Operating Agreement of Wynn Golf, LLC. (1)

3.10	Second Amended and Restated Articles of Organization of Las Vegas Jet, LLC. (1)

3.11	Second Amended and Restated Operating Agreement of Las Vegas Jet, LLC. (1)

3.12	Articles of Organization of Wynn Sunrise, LLC. (1)

3.13	First Amended and Restated Operating Agreement of Wynn Sunrise, LLC. (1)

3.14	Second Amended and Restated Articles of Organization of World Travel, LLC. (1)

3.15	Second Amended and Restated Operating Agreement of World Travel, LLC. (1)

3.16	First Amended and Restated Articles of Organization of Wynn Show Performers, LLC. (1)

3.17	First Amended and Restated Operating Agreement of Wynn Show Performers, LLC. (1)

4.1	Indenture, dated as of October 30, 2002, governing the 12% Second Mortgage Notes due 2010 by and among Wynn Las Vegas, LLC; Wynn Las Vegas Capital Corp.; Desert Inn Water Company, LLC; Wynn Design & Development, LLC; Wynn Resorts Holdings, LLC; Las Vegas Jet, LLC; World Travel, LLC; Palo, LLC; Valvino Lamore, LLC; the Wynn Resorts, Limited Registrant and Wells Fargo Bank, National Association, Inc., as trustee. (2)

4.2	Indenture, dated as of July 7, 2003, governing the 6% Convertible Subordinated Debentures due 2015 by and among Wynn Resorts, Limited, as obligor, Wynn Resorts Funding, LLC, as guarantor and U.S. National Bank Association, as Trustee (including the Form of 6% Convertible Subordinated Debenture due 2015 and Form of Notation of Guarantee).(19)

4.3	Indenture, dated as of December 14, 2004, among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., the Guarantors set forth therein and U.S. Bank National Association, as trustee. (3)

4.4	Supplemental Indenture, dated as of December 14, 2004, among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., the Guarantors set forth therein and Wells Fargo Bank, National Association, as trustee. (3)

4.5	First Supplemental Indenture, dated as of June 29, 2005, among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., the Guarantors set forth therein and U.S. Bank National Association, as trustee. (14)

4.6	Form of Second Mortgage Note (included in Exhibit 4.1) (2)

Exhibit No.	Description
4.7	Form of Notation of Guarantee (included in Exhibit 4.1) (2)

4.8	Registration Rights Agreement, dated as of December 14, 2004, by and among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., the Guarantor signatories thereto and Deutsche Bank Securities Inc., Banc of America Securities LLC, Bear, Stearns & Co. Inc., J.P. Morgan Securities Inc. and SG Americas Securities, LLC. (4)

10.1	First Amendment to Credit Agreement, dated April 26, 2005, among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., Wynn Golf, LLC, Wynn Show Performers, LLC, Wynn Sunrise, LLC, World Travel, LLC and Deutsche Bank Trust Company Americas, as administrative agent. (15)

10.2	Second Amendment to Credit Agreement, dated as of June 29, 2005, among Wynn Las Vegas, LLC, the Wynn Amendment Parties (as defined therein) and Deutsche Bank Trust Company Americas, as administrative agent on behalf of the Lenders (as defined therein). (14)

10.3	Third Amendment to Credit Agreement, dated as of March 15, 2006, among Wynn Las Vegas, LLC, the Wynn Amendment Parties (as defined therein) and Deutsche Bank Trust Company Americas, as administrative agent on behalf of the Lenders (as defined therein). (20)

10.4	First Amendment to Master Disbursement Agreement, dated April 26, 2005, among Wynn Las Vegas, LLC, Deutsche Bank Trust Company Americas, as bank agent and Deutsche Bank Trust Company Americas, as disbursement agent. (15)

10.5	Second Amendment to Master Disbursement Agreement, dated as of June 29, 2005, between Wynn Las Vegas, LLC and Deutsche Bank Trust Company Americas. (14)

10.6	Third Amendment to Master Disbursement Agreement, dated as of March 13, 2006, between Wynn Las Vegas, LLC and Deutsche Bank Trust Company Americas. (20)

10.7	Promissory Note and Agreement, dated May 24, 2005, by Wells Fargo Northwest, National Association, not in its individual capacity but solely as owner trustee, and World Travel, LLC; and accepted and agreed to by Bank of America, N.A., as lender and Wells Fargo Bank, National Association, not in its individual capacity but solely as collateral agent. (16)

10.8	Promissory Note and Agreement, dated May 24, 2005, by Wells Fargo Northwest, National Association, not in its individual capacity but solely as owner trustee, and World Travel, LLC; and accepted and agreed to by The CIT Group / Equipment Financing, Inc., as lender and Wells Fargo Bank, National Association, not in its individual capacity but solely as collateral agent. (16)

10.9	Aircraft Security Agreement, dated May 24, 2005, between Wells Fargo Northwest, National Association, not in its individual capacity but solely as owner trustee, World Travel, LLC and Wells Fargo Bank, National Association, not in its individual capacity but solely as collateral agent. (16)

10.10	Guaranty, dated May 24, 2005, by Wynn Las Vegas, LLC in favor of The CIT Group / Equipment Financing, Inc., Bank of America, N.A. and Wells Fargo Bank, National Association, not in its individual capacity but solely as collateral agent. (16)

10.11	Agreement of Termination, dated June 30, 2005, by and between Stephen A. Wynn and Wynn Las Vegas, LLC. (17)

10.12	Fourth Amended and Restated Art Rental and Licensing Agreement, dated as of June 30, 2005, between Stephen A. Wynn, as lessor, Wynn Gallery, LLC, as lessee. (17)

10.13	Art Gallery Lease, dated June 30, 2005, between Wynn Las Vegas, LLC, as landlord and Wynn Gallery, LLC, as tenant. (17)

10.14	Agreement for Guaranteed Maximum Price Construction Services between Wynn Las Vegas, LLC and Marnell Corrao Associates, Inc. for Le Rêve. (5)

Exhibit No.	Description
10.15	Change Order No. 1 to Agreement for Guaranteed Maximum Price Construction Services dated as of August 12, 2002, by and between Marnell Corrao Associates, Inc. as Contractor and Wynn Las Vegas, LLC. (6)

10.16	Change Order No. 2 to Agreement for Guarantee Maximum Price Construction Services, dated as of August 31, 2003, by and between Marnell Corrao Associates, Inc. as Contractor and Wynn Las Vegas, LLC. (7)

10.17	Change Order No. 3 to Agreement for Guarantee Maximum Price Construction Services, dated as of March 31, 2004, by and between Marnell Corrao Associates, Inc. as Contractor and Wynn Las Vegas. (8)

10.18	Change Order No. 4 to Agreement for Guarantee Maximum Price Construction Services, dated as of June 30, 2004, by and between Marnell Corrao Associates, Inc. as Contractor and Wynn Las Vegas. (9)

10.19	Change Order No. 5 to Agreement for Guarantee Maximum Price Construction Services, dated as of August 30, 2004, by and between Marnell Corrao Associates, Inc. and Wynn Las Vegas, LLC. (10)

10.20	Change Order No. 6 to Agreement for Guarantee Maximum Price Construction Services, dated as of November 30, 2004, by and between Marnell Corrao Associates, Inc. and Wynn Las Vegas, LLC. (4)

10.21	Change Order No. 7 to Agreement for Guarantee Maximum Price Construction Services, dated as of December 30, 2004, by and between Marnell Corrao Associates, Inc. and Wynn Las Vegas, LLC. (4)

10.22	Change Order No. 8 to Agreement for Guarantee Maximum Price Construction Services, dated as of May 31, 2005, by and between Marnell Corrao Associates, Inc. and Wynn Las Vegas, LLC.(20)

10.23	Change Order No. 9 to Agreement for Guarantee Maximum Price Construction Services, dated as of July 20, 2005, by and between Marnell Corrao Associates, Inc. and Wynn Las Vegas, LLC.(20)

10.24	Change Order No. 10 to Agreement for Guarantee Maximum Price Construction Services, dated as of July 20, 2005, by and between Marnell Corrao Associates, Inc. and Wynn Las Vegas, LLC.(20)

10.25	Amended and Restated Continuing Guaranty, dated October 22, 2002, by Austi, Inc. in favor of Wynn Las Vegas, LLC. (2)

10.26	Design/Build Agreement, dated June 6, 2002, by and between Wynn Las Vegas, LLC and Bomel Construction Company, Inc. (5)

10.27	Lump Sum Agreement, by and between Wynn Las Vegas, LLC and Wadsworth Golf Construction Company, effective as of February 18, 2003. (11)

10.28	Completion Guaranty, dated December 14, 2004, by Wynn Completion Guarantor, LLC in favor of Deutsche Bank Trust Company Americas, as the Bank Agent, and U.S. Bank National Association, as Indenture Trustee. (4)

10.29	Purchase Agreement, dated October 25, 2002, by and among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp. and Stephen A. Wynn. (2)

10.30	Purchase Agreement, dated October 25, 2002, by and among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp. and Aruze USA, Inc. (2)

10.31	License Agreement, dated October 31, 2002, by and between Wynn Las Vegas, LLC and Calitri Services and Licensing Limited Liability Company. (12)

10.32	Production Services Agreement, dated October 31, 2002, by and between Wynn Las Vegas, LLC and Productions Du Dragon, S.A. (12)

10.33	Acknowledgement and Agreement, dated as of September 1, 2004, among Wynn Las Vegas, LLC, Wells Fargo Bank, National Association and the lenders named therein. (13)

Exhibit No.	Description
10.34	Third Amended and Restated Art Rental and Licensing Agreement, dated as of August 6, 2004, by and between Stephen A. Wynn and Wynn Las Vegas, LLC. (10)

10.35	Credit Agreement, dated as of December 14, 2004, among Wynn Las Vegas, LLC, Deutsche Bank Securities Inc., Deutsche Bank Trust Company Americas, Banc of America Securities LLC, Bank of America, N.A., Bear Stearns Corporate Lending Inc., Bear, Stearns & Co. Inc., JPMorgan Chase Bank, N.A., J.P. Morgan Securities Inc., Societe Generale and SG Americas Securities, LLC. (3)

10.36	Deed of Trust, Assignment of Rents and Leases, Security Agreement and Fixture Filing, dated as of December 14, 2004, made by Wynn Las Vegas, LLC, as trustor, to Nevada Title Company, as trustee, for the benefit of Deutsche Bank Trust Company Americas, as collateral agent. (4)

10.37	Deed of Trust, Assignment of Rents and Leases, Security Agreement and Fixture Filing, dated as of December 14, 2004, made by Wynn Sunrise, LLC, as trustor, to Nevada Title Company, as trustee, for the benefit of Deutsche Bank Trust Company Americas, as collateral agent. (4)

10.38	Deed of Trust, Assignment of Rents and Leases, Security Agreement and Fixture Filing, dated as of December 14, 2004, made by Wynn Golf, LLC, as trustor, to Nevada Title Company, as trustee, for the benefit of Deutsche Bank Trust Company Americas, as collateral agent. (4)

10.39	Guarantee and Collateral Agreement, dated as of December 14, 2004, made by Wynn Resorts Holdings, LLC, Wynn Las Vegas, LLC, Wynn Show Performers, LLC, Wynn Las Vegas Capital Corp., Wynn Golf, LLC, World Travel, LLC, Las Vegas Jet, LLC, Wynn Sunrise, LLC and the other Grantors from time to time party thereto in favor of Deutsche Bank Trust Company Americas, as administrative agent. (4)

10.40	Master Disbursement Agreement, dated as of December 14, 2004, among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., Deutsche Bank Trust Company Americas and U.S. Bank National Association. (3)

10.41	Intercreditor Agreement, dated as of December 14, 2004, among Deutsche Bank Trust Company Americas, as bank agent, Deutsche Bank Trust Company Americas, as collateral agent, and U.S. Bank National Association, as trustee. (3)

10.42	Pledge and Security Agreement, dated as of December 14, 2004, made by Wynn Resorts Holdings, LLC, Wynn Las Vegas, LLC, Wynn Show Performers, LLC, Wynn Las Vegas Capital Corp., Wynn Golf, LLC, World Travel, LLC, Las Vegas Jet, LLC, Wynn Sunrise, LLC and the other Grantors from time to time party thereto in favor of Deutsche Bank Trust Company Americas, as administrative agent. (4)

10.43	Management Fees Subordination Agreement, dated as of December 14, 2004, by Wynn Resorts, Limited, Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., and those subsidiaries of Wynn Las Vegas, LLC listed on Exhibit A hereto in favor of Deutsche Bank Trust Company Americas, as administrative agent, and U.S. Bank National Association, as trustee. (4)

10.44	Management Agreement, made as of December 14, 2004, by and among Wynn Las Vegas, LLC, Wynn Show Performers, LLC, Wynn Las Vegas Capital Corp., Wynn Golf, LLC, World Travel, LLC, Las Vegas Jet, LLC, Wynn Sunrise, LLC, and Wynn Resorts, Limited. (4)

10.45	Irrevocable Trust Agreement, dated as of December 14, 2004, by and among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., and Wells Fargo Bank, National Association, as Trustee. (4)

10.46	Amended and Restated Project Administration Services Agreement, dated December 14, 2004, between Wynn Las Vegas, LLC and Wynn Design & Development, LLC. (4)

10.47	Intellectual Property License Agreement, dated as of December 14, 2004, by and among Wynn Resorts Holdings, Wynn Resorts, Limited and Wynn Las Vegas, LLC. (4)

Exhibit No.	Description
10.48	Employment Agreement, dated as of August 31, 2005, between Wynn Las Vegas, LLC and Andrew Pascal. (18)

10.49	Employment Agreement, dated as of September 16, 2003 by and between Wynn Las Vegas, LLC and David Sisk. (1)

10.50	First Amendment to Employment Agreement, dated October 20, 2003, by and between Wynn Las Vegas, LLC and David Sisk. (1)

10.51	Amended and Restated Credit Agreement, dated as of August 15, 2006. (21)

10.52	Fourth Amendment to Master Disbursement Agreement, dated as of August 15, 2006, among Wynn Las Vegas, LLC and Deutsche Bank Trust Company America, as both agent and disbursement agent. (21)

21.1	Subsidiaries of the Registrant. Pursuant to General Instructions I of Form 10-K, the list of subsidiaries is omitted.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (22)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (22)

32	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (22)

(1)	Previously filed with the Registration Statement on Form S-4 (File No. 333-124052) filed by the registrant on April 13, 2005.
(2)	Incorporated by reference from the Current Report on Form 8-K filed by Wynn Resorts on November 18, 2002.
(3)	Incorporated by reference from the Current Report on Form 8-K filed by Wynn Resorts on December 17, 2004.
(4)	Incorporated by reference from the Annual Report on Form 10-K filed by Wynn Resorts on March 15, 2005.
(5)	Incorporated by reference from the Form S-1 filed by Wynn Resorts on June 17, 2002.
(6)	Incorporated by reference from Amendment No. 1 to the Form S-1 filed by Wynn Resorts on August 20, 2002 (File No. 333-90600).
(7)	Incorporated by reference from the Quarterly Report on Form 10-Q filed by Wynn Resorts on November 13, 2003.
(8)	Incorporated by reference from the Quarterly Report on Form 10-Q filed by Wynn Resorts on May 5, 2004.
(9)	Incorporated by reference from the Quarterly Report on Form 10-Q filed by Wynn Resorts on August 3, 2004.
(10)	Incorporated by reference from the Quarterly Report on Form 10-Q filed by Wynn Resorts on November 4, 2004.
(11)	Incorporated by reference from the Quarterly Report on Form 10-Q filed by Wynn Resorts on May 15, 2003.
(12)	Incorporated by reference from the Annual Report on Form 10-K filed by Wynn Resorts on March 28, 2003.
(13)	Incorporated by reference from the Current Report on Form 8-K filed by Wynn Resorts on September 8, 2004.
(14)	Previously filed with the Current Report on Form 8-K filed by the Registrant on June 29, 2005 and incorporated herein by reference.
(15)	Previously filed with the Current Report on Form 8-K filed by Wynn Resorts, Limited on April 27, 2005 and incorporated herein by reference

(16)	Previously filed with the Current Report on Form 8-K filed by the Registrant on May 25, 2005 and incorporated herein by reference.
(17)	Previously filed with the Periodic Report on form 10-Q filed by Wynn Resorts, Limited on August 2, 2005 and incorporated herein by reference.
(18)	Previously filed with the Current Report on Form 8-K filed by the Registrant on September 1, 2005 and incorporated herein by reference.
(19)	Incorporated by reference from the Quarterly Report on Form 10-Q filed by the Wynn Resorts on August 14, 2003.
(20)	Incorporated by reference from the Annual Report on Form 10-K filed by the Wynn Resorts on March 16, 2006.
(21)	Incorporated by reference from the Quarterly Report on Form 10-Q filed by Wynn Resorts, Limited on November 9, 2006.
(22)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WYNN LAS VEGAS, LLC

Dated: March 1, 2007	By	/S/ ANDREW PASCAL
Andrew Pascal Chief Operating Officer and President (Principal Executive Officer)

Dated: March 1, 2007	By	/S/ DAVID SISK
David Sisk Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ STEPHEN A. WYNN Stephen A. Wynn	Chairman of the Board	March 1, 2007

/S/ KAZUO OKADA Kazuo Okada	Vice Chairman of the Board	March 1, 2007

/S/ RONALD J. KRAMER Ronald J. Kramer	President and Director	March 1, 2007

/S/ ROBERT J. MILLER Robert J. Miller	Director	March 1, 2007

/S/ JOHN A. MORAN John A. Moran	Director	March 1, 2007

/S/ ALVIN V. SHOEMAKER Alvin V. Shoemaker	Director	March 1, 2007

/S/ D. BOONE WAYSON D. Boone Wayson	Director	March 1, 2007

/S/ ELAINE P. WYNN Elaine P. Wynn	Director	March 1, 2007

/S/ STANLEY R. ZAX Stanley R. Zax	Director	March 1, 2007

/S/ ALLAN ZEMAN Allan Zeman	Director	March 1, 2007

Signature	Title	Date

/s/ ANDREW PASCAL Andrew Pascal	Chief Operating Officer and President (Principal Executive Officer)	March 1, 2007

/s/ DAVID R. SISK David R. Sisk	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 1, 2007