Form 10-Q
period 2007-03-31
WYNN LAS VEGAS LLC
filed 2007-05-10
CIK 1180638

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Wynn Resorts Holdings, LLC owns all of the membership interests of the Registrant as of May 10, 2007.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands)

(unaudited)

	March 31, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$81,320	$93,820
Restricted cash and investments	42,104	24,621
Receivables, net	95,388	120,489
Inventories	51,224	49,451
Prepaid expenses and other	22,185	21,602

Total current assets	292,221	309,983
Restricted cash and investments	71,788	172,896
Note receivable from Wynn Resorts, Limited	83,879	82,379
Property and equipment, net	2,509,955	2,419,161
Intangible assets, net	27,594	28,202
Deferred financing costs, net	43,453	45,385
Deposits and other assets	65,933	56,374
Investment in unconsolidated affiliates	4,537	5,508

Total assets	$3,099,360	$3,119,888

LIABILITIES AND MEMBER’S EQUITY
Current liabilities:
Current portion of long-term debt	$1,050	$5,309
Accounts payable	24,008	28,459
Accrued interest	30,285	8,850
Accrued compensation and benefits	33,834	37,298
Other accrued expenses	25,772	21,861
Customer deposits and other liabilities	49,989	63,549
Due to affiliates, net	42,021	33,195

Total current liabilities	206,959	198,521

Long-term debt	1,565,950	1,647,092
Due to affiliates, net	43,900	31,505

Total liabilities	1,816,809	1,877,118

Commitments and contingencies (Note 8)

Member’s equity:
Contributed capital	1,456,127	1,453,918
Accumulated deficit	(173,576)	(211,148)

Total member’s equity	1,282,551	1,242,770

Total liabilities and member’s equity	$3,099,360	$3,119,888

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands)

(unaudited)

	Three Months Ended March 31,
	2007	2006
Operating revenues:
Casino	$173,093	$126,514
Rooms	72,938	68,178
Food and beverage	77,347	74,634
Entertainment, retail and other	44,940	49,092

Gross revenues	368,318	318,418
Less: promotional allowances	(37,384)	(41,057)

Net revenues	330,934	277,361

Operating costs and expenses:
Casino	72,215	63,236
Rooms	19,206	16,985
Food and beverage	48,538	44,759
Entertainment, retail and other	32,084	32,264
General and administrative	51,451	42,210
Provision for doubtful accounts	4,991	2,946
Management fees	4,984	4,160
Pre-opening costs	1,533	18
Depreciation and amortization	36,070	38,949
Contract termination fee	—	5,000
Property charges and other	1,104	4,949

Total operating costs and expenses	272,176	255,476

Equity in income from unconsolidated affiliates	256	363

Operating income	59,014	22,248

Other income (expense):
Interest income	4,092	5,982
Interest expense	(24,378)	(31,993)
Increase/(decrease) in swap fair value	(999)	3,355
Loss from extinguishment of debt	(157)	—

Other income (expense), net	(21,442)	(22,656)

Net income (loss)	$37,572	$(408)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$37,572	$(408)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	36,070	38,949
Stock-based compensation	2,209	1,787
Amortization and writeoff of deferred financing costs and other	2,589	5,500
Equity in income of unconsolidated affiliates, net of distributions	971	(113)
Provision for doubtful accounts	4,991	2,946
Property charges and other	1,104	4,949
(Increase) decrease in swap fair value	999	(3,355)
Loss on extinguishment on debt	157	—
Increase (decrease) in cash from changes in:
Receivables	18,611	17,539
Inventories and prepaid expenses and other	(2,356)	(1,926)
Accounts payable and accrued expenses	3,871	(2,910)
Due to affiliates, net	(3,894)	7,482

Net cash provided by operating activities	102,894	70,440

Cash flows from investing activities:
Capital expenditures	(98,423)	(37,504)
Restricted cash and investments	83,625	30,355
Intangibles and other assets	(13,479)	214
Due to affiliates, net	(1,716)	(16,705)

Net cash used in investing activities	(29,993)	(23,640)

Cash flows from financing activities:
Principal payments on long-term debt	(127,401)	(11,231)
Proceeds from issuance of long-term debt	42,000	—

Net cash used in financing activities	(85,401)	(11,231)

Cash and cash equivalents:
Increase (decrease) in cash and cash equivalents	(12,500)	35,569
Balance, beginning of period	93,820	87,777

Balance, end of period	$81,320	$123,346

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

Wynn Las Vegas Capital Corp. (“Wynn Capital”) is a wholly owned subsidiary of the Company incorporated on June 3, 2002, solely for the purpose of obtaining financing for Wynn Las Vegas. Wynn Capital is authorized to issue 2,000 shares of common stock, par value $0.01. As of March 31, 2007, Wynn Las Vegas, LLC owned the one share that was issued and outstanding. Wynn Capital has neither any significant net assets nor has had any operating activity. Its sole function is to serve as the co-issuer of the mortgage notes described below. Wynn Las Vegas, LLC and Wynn Capital together are hereinafter referred to as the “Issuers.”

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

The accompanying condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results for the interim periods have been made. The results for the three months ended March 31, 2007 are not necessarily indicative of results to be expected for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

2. Summary of Significant Accounting Policies

Accounts receivable and credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of casino accounts receivable. The Company issues credit in the form of “markers” to approved casino customers following investigations of creditworthiness. As of March 31, 2007 and December 31, 2006,

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

approximately 54% and 55%, respectively, of the Company’s markers were due from customers residing in foreign countries, primarily in Asia. Business or economic conditions or other significant events in these countries could affect the collectibility of such receivables.

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

The retail value of accommodations, food and beverage, and other services furnished to guests without charge is included in gross revenue and then deducted as promotional allowances. The estimated cost of providing such promotional allowances for the three months ended March 31, 2007 and 2006 is primarily included in casino expenses as follows (amounts in thousands):

	Three Months Ended March 31,
	2007	2006
Rooms	$5,878	$6,128
Food & beverage	14,021	15,847
Entertainment, retail and other	2,063	2,630

Total	$21,962	$24,605

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Advertising Costs

The Company expenses advertising costs the first time the advertising takes place. For the three months ended March 31, 2007 and 2006, advertising costs included in general and administrative expenses totaled approximately $5.3 million for each period.

Reclassifications

Certain amounts in the condensed consolidated financial statements for the three months ended March 31, 2006 have been reclassified to be consistent with the current year presentation. These reclassifications had no effect on the previously reported net loss.

Recently Issued Accounting Standards

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes”. This interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes”. The interpretation provides guidance on classification, interest and penalties, accounting in interim periods, disclosure, and translation. This interpretation is effective for fiscal years beginning after December 15, 2006. Since the Company is a pass-through entity for tax purposes, the adoption of this statement, effective January 1, 2007, did not have an impact on the Company’s consolidated financial statements.

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

In June 2006, the FASB ratified the consensus reached on EITF Issue No. 06-03, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (that is, Gross Versus Net Presentation)”. The EITF reached a consensus that the presentation of taxes on either a gross or net basis is an accounting policy decision that requires disclosure. EITF Issue No. 06-03 is effective for the first interim or annual reporting period beginning after December 15, 2006. The Company has historically and will continue to record taxes collected from customers on a net basis. Accordingly, the adoption of EITF Issue No. 06-03 did not have an effect on the Company’s results of operations or financial position.

3. Supplemental Disclosure of Cash Flow Information

Interest paid for the three months ended March 31, 2007 and 2006 totaled approximately $5.6 million and $10.7 million, respectively. Interest capitalized for the three months ended March 31, 2007 and 2006 totaled approximately $4.4 million and $0.3 million, respectively.

Stock-based compensation related to employees dedicated to the construction of Wynn Las Vegas and Encore that was capitalized into construction in progress for the three months ended March 31, 2007 and 2006 totaled approximately $0.2 million and $0.5 million, respectively.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

During the three months ended March 31, 2007 and 2006, capital expenditures includes an approximately $26.7 million increase and a $13.5 million decrease, respectively, in construction payables and retention recorded through amounts due to affiliates.

4. Receivables, net

Receivables, net consist of the following (amounts in thousands):

	March 31, 2007	December 31, 2006
Casino	$111,822	$133,985
Hotel	15,176	12,154
Other	8,224	9,352

	135,222	155,491
Less: allowance for doubtful accounts	(39,834)	(35,002)

	$95,388	$120,489

5. Property and Equipment, net

Property and equipment, net consist of the following (amounts in thousands):

	March 31, 2007	December 31, 2006
Land and improvements	$603,838	$603,290
Buildings and improvements	1,207,308	1,164,947
Airplanes	44,254	44,254
Furniture, fixtures and equipment	625,686	614,676
Construction in progress	275,889	214,574

	2,756,975	2,641,741
Less: accumulated depreciation	(247,020)	(222,580)

	$2,509,955	$2,419,161

As of March 31, 2007 and December 31, 2006, construction in progress includes interest and other costs capitalized in conjunction with Encore.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

6. Long-Term Debt

Long-term debt consists of the following (amounts in thousands):

	March 31, 2007	December 31, 2006
6 5/8% First Mortgage Notes, due December 1, 2014	$1,300,000	$1,300,000
$900 million Revolving Credit Facility; due August 15, 2011; interest at LIBOR plus 1.625%	—	88,892
$225 million Term Loan Facility; $112.5 million due September 30, 2012 with remaining $112.5 million due August 15, 2013; interest at LIBOR plus 1.875%	225,000	225,000
$44.75 million note payable; due March 31, 2010; interest at LIBOR plus 2.375%	—	38,509
$42 million note payable; due April 1, 2017; interest at LIBOR plus 1.25%	42,000	—

	1,567,000	1,652,401
Current portion of long-term debt	(1,050)	(5,309)

	$1,565,950	$1,647,092

Credit Facilities

In April 2007, the Company amended its $900 million Revolving Credit Facility and its $225 million Term Loan Facility (together the “Wynn Las Vegas Credit Facilities,” or the “Credit Facilities”) to: (a) have the Final Completion as defined, be deemed satisfied for Wynn Las Vegas with the resulting release of (i) all amounts in excess of $30 million, which amount must remain for Encore, from the Completion Guaranty Deposit; ($24.6 million at March 31, 2007), and (ii) the balance of funds in the Project Liquidity Reserve Account ($32.8 million at March 31, 2007), (b) increase the permitted expenditures for Encore from $300 million to $500 million prior to the execution of a guaranteed maximum price contract, and (c) permit the issuance of up to $500 million of unsecured debt as and when permitted under the indenture governing the First Mortgage Notes.

$44.75 Million Note Payable

On March 30, 2007, World Travel, LLC, a subsidiary of Wynn Las Vegas, refinanced the $44.75 Million Note Payable. The new loan has a principal balance of $42 million and is due April 1, 2017. The loan is guaranteed by Wynn Las Vegas, LLC and secured by a first priority security interest in one of the Company’s two aircraft. Principal and interest are due quarterly with a balloon payment of $28 million due at maturity. Interest is calculated at 90-day LIBOR plus 125 basis points. In connection with this transaction, the Company incurred a loss from extinguishment of debt of $157,000 related to the write-off of unamortized debt issue costs associated with the original loan.

Debt Covenant Compliance

As of March 31, 2007, the Company was in compliance with all covenants governing the Company’s debt facilities.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

7. Related Party Transactions, net

Note Receivable from Wynn Resorts, Limited

On August 15, 2005, the Company loaned $80 million to Wynn Resorts who then loaned those funds through its subsidiaries to Wynn Macau, S.A. as part of the financing of Wynn Macau, Wynn Resorts’ casino resort facility in the Macau Special Administrative Region of the People’s Republic of China (“Macau”), which opened to the public on September 6, 2006. Interest accrues at 7.5% per annum. Unpaid principal and interest is due at maturity on August 15, 2012. Included in the balances as of March 31, 2007 and December 31, 2006, was approximately $3.9 and $2.4 million, respectively, of accrued interest receivable related to this note.

Amounts Due to Affiliates, net

As of March 31, 2007, the Company’s net due to affiliates was primarily comprised of construction payables of approximately $40.8 million, construction retention of approximately $14.9 million, a management fee of approximately $32.9 million (equal to 1.5% of revenues and payable upon meeting certain leverage ratios as specified in the documents governing the Company’s Credit Facilities), and other net amounts receivable from affiliates totaling $2.7 million (including corporate allocations discussed below).

As of December 31, 2006, the Company’s net due to affiliates was primarily comprised of construction payables of approximately $20 million, construction retention of approximately $9 million, a management fee of approximately $27.9 million (equal to 1.5% of revenues and payable upon meeting certain leverage ratios as specified in the documents governing the Company’s Credit Facilities), and other net amounts payable to affiliates totaling $7.8 million (including corporate allocations discussed below).

The Company periodically settles amounts due to affiliates with cash receipts and payments, except for the management fee, which is payable upon meeting certain leverage ratios specified in the documents governing the Company’s Credit Facilities.

Corporate Allocations

The accompanying condensed consolidated statements of operations include allocations from Wynn Resorts for legal, accounting, human resource, information services, real estate, and other corporate support services. The corporate support service allocations have been determined on a basis that Wynn Resorts and the Company consider to be reasonable estimates of the utilization of service provided or the benefit received by the Company. The allocation methods include specific identification, relative cost, square footage and headcount. Wynn Resorts maintains corporate offices at Wynn Las Vegas without charge from the Company. The Company settles these corporate allocation charges with Wynn Resorts on a periodic basis as discussed in “Amounts Due to Affiliates, Net” above. During the three months ended March 31, 2007 and 2006, approximately $5.2 million and $3.3 million, respectively, was charged to the Company for such corporate allocations.

Amounts due to Officers, net

The Company periodically provides services to Stephen A. Wynn, Chairman of the Board, Chief Executive Officer and one of the principal stockholders of Wynn Resorts (“Mr. Wynn”), and certain other executive officers of Wynn Resorts, including household services, construction work and other personal services. The cost of these services is transferred to Wynn Resorts on a periodic basis. Mr. Wynn and these other officers have

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

amounts on deposit with Wynn Resorts to prepay any such items, which are replenished on an ongoing basis as needed. As of March 31, 2007 and December 31, 2006, Wynn Resorts owed Mr. Wynn and the other officers approximately $559,000 and $315,000, respectively.

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

8. Commitments and Contingencies

Encore

Encore Construction and Development. Encore’s current design includes a 2,034 all-suite hotel tower fully integrated with Wynn Las Vegas, as well as an approximately 72,000 square foot casino, additional convention and meeting space, as well as restaurants, a nightclub, swimming pools, a spa and salon and retail outlets. The Company commenced construction of Encore on April 28, 2006 and expects to open Encore to the public by early 2009.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The project budget for Encore is currently estimated at approximately $2.1 billion, consisting of approximately $2.0 billion for Encore and approximately $100 million for an employee parking garage on the Koval property, an associated pedestrian bridge and costs incurred in connection with the theatre remodeling and production of “Monty Python’s Spamalot” at Wynn Las Vegas. The project is being funded from the Company’s existing Credit Facilities, remaining proceeds from the First Mortgage Notes and operating cash flow from Wynn Las Vegas. To the extent additional funds are required, the Company will provide these amounts with additional debt and equity contributions by Wynn Resorts or additional indebtedness to be incurred by Wynn Las Vegas.

On February 27, 2007, the Company entered into a Design Build Architectural, Engineering and Construction Services Agreement (the “Contract”) with Tutor-Saliba Corporation (“Tutor”) for the design and construction of Encore. The Contract sets forth all of the terms and conditions pursuant to which Tutor will design and construct Encore. In addition to the terms and conditions governing the design and construction of Encore, the Contract provides that the parties will negotiate a guaranteed maximum price (the Encore “GMP”) for the construction and design of Encore within 90 days of execution of the Contract. If the parties cannot mutually agree upon a GMP during the 90 day period, the Company can, at its option, (a) continue to employ Tutor for construction and design services on a cost-plus basis, (b) agree to alternative arrangements with Tutor or (c) terminate the Contract. In connection with the execution and delivery of the Contract, Tutor and the Ronald N. Tutor Separate Trust (the “Trust”) have entered into and consented to a Net Worth Agreement pursuant to which (x) the Trust agreed that it will retain its current majority holdings of Tutor and (y) the Trust and Tutor agreed that during the term of the Contract, Tutor will maintain (i) net worth of at least $100 million, and (ii) liquid assets of at least $50 million.

Through March 31, 2007, the Company incurred approximately $405.8 million of project costs related to the development and construction of Encore and related capital improvements. These costs are being funded from the Wynn Las Vegas Credit Facilities, the First Mortgage Notes and cash flow from the operations of Wynn Las Vegas.

Completion Guarantee and Liquidity Reserve. As part of the Wynn Las Vegas financing, the Company contributed $50 million of the net proceeds of the initial public offering of Wynn Resorts’ common stock to Wynn Completion Guarantor, LLC, a special purpose subsidiary of Wynn Las Vegas, LLC formed in October 2002 and deposited those funds into a completion guarantee deposit account to secure completion of Wynn Las Vegas. As referenced in Note 6, in April 2007, all amounts in excess of $30 million were released as a result of the April 2007 amendment to the Credit Facilities. The remaining $30 million will be retained as Encore’s completion guarantee.

The Company also deposited $30 million from the net proceeds of the initial public offering of the Company’s common stock into a liquidity reserve account to secure the completion and opening of Wynn Las Vegas. This account was released as a result of the April 2007 amendment to the Credit Facilities.

These released funds are expected to be applied to construction costs to be incurred in connection with Encore.

Litigation

The Company does not have any material litigation as of March 31, 2007.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

9. Consolidating Financial Information of Guarantors and Issuers

The following consolidating information relates to the Issuers of the First Mortgage Notes and their guarantor subsidiaries (World Travel, LLC; Las Vegas Jet, LLC; Wynn Show Performers, LLC; Wynn Golf, LLC; Kevyn, LLC; and Wynn Sunrise, LLC) and non-guarantor subsidiary (Wynn Completion Guarantor, LLC) as of March 31, 2007 and December 31, 2006, and for the three months ended March 31, 2007 and 2006.

The following consolidating information is presented in the form provided because: (i) the guarantor subsidiaries are wholly owned subsidiaries of Wynn Las Vegas, LLC (an issuer of the First Mortgage Notes); (ii) the guarantee is considered to be full and unconditional (that is, if the Issuers fail to make a scheduled payment, the guarantor subsidiaries are obligated to make the scheduled payment immediately and, if they do not, any holder of the First Mortgage Notes may immediately bring suit directly against the guarantor subsidiaries for payment of all amounts due and payable); and (iii) the guarantee is joint and several.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONSOLIDATING BALANCE SHEET INFORMATION

AS OF MARCH 31, 2007

(amounts in thousands)

(unaudited)

	Issuers	Guarantor Subsidiaries	Nonguarantor Subsidiary	Eliminating Entries	Total
ASSETS
Current assets:
Cash and cash equivalents	$81,321	$(1)	$—	$—	$81,320
Restricted cash and investments	42,104	—	—	—	42,104
Receivables, net	95,388	—	—	—	95,388
Inventories	51,224	—	—	—	51,224
Prepaid expenses and other	21,965	220	—	—	22,185

Total current assets	292,002	219	—	—	292,221
Restricted cash and investments	17,155	—	54,633	—	71,788
Note receivable from Wynn Resorts, Limited	83,879	—	—	—	83,879
Property and equipment, net	2,304,670	205,285	—	—	2,509,955
Intangible assets, net	21,450	6,144	—	—	27,594
Deferred financing costs, net	43,453	—	—	—	43,453
Deposits and other assets	65,762	171	—	—	65,933
Investment in unconsolidated affiliates	745	4,537	—	(745)	4,537

Total assets	$2,829,116	$216,356	$54,633	$(745)	$3,099,360

LIABILITIES AND MEMBER’S EQUITY
Current liabilities:
Current portion of long-term debt	$—	$1,050	$—	$—	$1,050
Accounts payable	23,918	90	—	—	24,008
Accrued interest	30,285	—	—	—	30,285
Accrued compensation and benefits	32,828	1,006	—	—	33,834
Other accrued expenses	25,756	16	—	—	25,772
Customer deposits and other liabilities	49,989		—	—	49,989
Due to affiliates, net	(155,111)	178,579	18,553	—	42,021

Total current liabilities	7,665	180,741	18,553	—	206,959
Long-term debt	1,525,000	40,950	—	—	1,565,950
Due to affiliates, net	13,900	—	30,000	—	43,900

Total liabilities	1,546,565	221,691	48,553	—	1,816,809

Commitments and contingencies

Member’s equity:
Contributed capital	1,456,127	12,530	—	(12,530)	1,456,127
Accumulated earnings (deficit)	(173,576)	(17,865)	6,080	11,785	(173,576)

Total member’s equity	1,282,551	(5,335)	6,080	(745)	1,282,551

Total liabilities and member’s equity	$2,829,116	$216,356	$54,633	$(745)	$3,099,360

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONSOLIDATING BALANCE SHEET INFORMATION

AS OF DECEMBER 31, 2006

(amounts in thousands)

(unaudited)

	Issuers	Guarantor Subsidiaries	Nonguarantor Subsidiary	Eliminating Entries	Total
ASSETS
Current assets:
Cash and cash equivalents	$93,825	$(5)	$—	$—	$93,820
Restricted cash and investments	24,621	—	—	—	24,621
Receivables, net	120,489	—	—	—	120,489
Inventories	49,451	—	—	—	49,451
Prepaid expenses and other	21,204	398	—	—	21,602

Total current assets	309,590	393	—	—	309,983
Restricted cash and investments	118,965	—	53,931	—	172,896
Note receivable from Wynn Resorts, Limited	82,379	—	—	—	82,379
Property and equipment, net	2,219,360	199,801	—	—	2,419,161
Intangible assets, net	22,058	6,144	—	—	28,202
Deferred financing costs, net	45,215	170	—	—	45,385
Deposits and other assets	56,360	14	—	—	56,374
Investment in unconsolidated affiliates	2,045	5,508	—	(2,045)	5,508

Total assets	$2,855,972	$212,030	$53,931	$(2,045)	$3,119,888

LIABILITIES AND MEMBER’S EQUITY
Current liabilities:
Current portion of long-term debt	$—	$5,309	$—	$—	$5,309
Accounts payable	28,364	95	—	—	28,459
Accrued interest	8,833	17	—	—	8,850
Accrued compensation and benefits	36,235	1,063	—	—	37,298
Other accrued expenses	21,846	15	—	—	21,861
Customer deposits and other liabilities	63,549	—	—	—	63,549
Due to affiliates, net	(161,022)	175,664	18,553	—	33,195

Total current liabilities	(2,195)	182,163	18,553	—	198,521
Long-term debt	1,613,892	33,200	—	—	1,647,092
Due to affiliates, net	1,505	—	30,000	—	31,505

Total liabilities	1,613,202	215,363	48,553	—	1,877,118

Commitments and contingencies

Member’s equity:
Contributed capital	1,453,918	12,530	—	(12,530)	1,453,918
Accumulated earnings (deficit)	(211,148)	(15,863)	5,378	10,485	(211,148)

Total member’s equity	1,242,770	(3,333)	5,378	(2,045)	1,242,770

Total liabilities and member’s equity	$2,855,972	$212,030	$53,931	$(2,045)	$3,119,888

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

THREE MONTHS ENDED MARCH 31, 2007

(amounts in thousands)

(unaudited)

	Issuers	Guarantor Subsidiaries	Nonguarantor Subsidiary	Eliminating Entries	Total
Operating revenues:
Casino	$173,093	$—	$—	$—	$173,093
Rooms	72,938	—	—	—	72,938
Food and beverage	77,347	—	—	—	77,347
Entertainment, retail and other	45,196	—	—	(256)	44,940

Gross revenues	368,574	—	—	(256)	368,318
Less: promotional allowances	(37,384)	—	—	—	(37,384)

Net revenues	331,190	—	—	(256)	330,934

Operating costs and expenses:				—
Casino	72,215	—	—	—	72,215
Rooms	19,206	—	—	—	19,206
Food and beverage	48,538	—	—	—	48,538
Entertainment, retail and other	32,084	—	—	—	32,084
General and administrative	52,154	(447)	—	(256)	51,451
Provision for doubtful accounts	4,991	—	—	—	4,991
Management fees	4,984	—	—	—	4,984
Pre-opening costs	1,533	—	—	—	1,533
Depreciation and amortization	34,272	1,798	—	—	36,070
Property charges and other	1,104	—	—	—	1,104

Total operating costs and expenses	271,081	1,351	—	(256)	272,176
Equity in income (loss) from unconsolidated affiliates.	(1,300)	256	—	1,300	256

Operating income (loss)	58,809	(1,095)	—	1,300	59,014

Other income (expense):
Interest income	3,390	—	702	—	4,092
Interest expense	(23,628)	(750)	—	—	(24,378)
Decrease in swap fair value	(999)	—	—	—	(999)
Loss from extinguishment of debt	—	(157)	—	—	(157)

Other income (expense), net	(21,237)	(907)	702	—	(21,442)

Net income (loss)	$37,572	$(2,002)	$702	$1,300	$37,572

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

THREE MONTHS ENDED MARCH 31, 2006

(amounts in thousands)

(unaudited)

	Issuers	Guarantor Subsidiaries	Nonguarantor Subsidiary	Eliminating Entries	Total
Operating revenues:
Casino	$126,514	$—	$—	$—	$126,514
Rooms	68,178	—	—	—	68,178
Food and beverage	74,634	—	—	—	74,634
Entertainment, retail and other	49,455	—	—	(363)	49,092

Gross revenues	318,781	—	—	(363)	318,418
Less: promotional allowances	(41,057)	—	—	—	(41,057)

Net revenues	277,724	—	—	(363)	277,361

Operating costs and expenses:
Casino	63,236	—	—	—	63,236
Rooms	16,985	—	—	—	16,985
Food and beverage	44,759	—	—	—	44,759
Entertainment, retail and other	32,264	—	—	—	32,264
General and administrative	42,996	(423)	—	(363)	42,210
Provision for doubtful accounts	2,946	—	—	—	2,946
Management fees	4,160	—	—	—	4,160
Pre-opening costs	18	—	—	—	18
Depreciation and amortization	37,548	1,401	—	—	38,949
Contract termination fee	5,000	—	—	—	5,000
Property charges and other	4,949	—	—	—	4,949

Total operating costs and expenses	254,861	978	—	(363)	255,476
Equity in income (loss) from unconsolidated affiliates.	(872)	363	—	872	363

Operating income (loss)	21,991	(615)	—	872	22,248

Other income (expense):
Interest income	5,475	—	507	—	5,982
Interest expense	(31,229)	(764)	—	—	(31,993)
Increase in swap fair value	3,355	—	—	—	3,355

Other income (expense), net	(22,399)	(764)	507	—	(22,656)

Net income (loss)	$(408)	$(1,379)	$507	$872	$(408)

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONSOLIDATING STATEMENTS OF CASH FLOWS INFORMATION

THREE MONTHS ENDED MARCH 31, 2007

(amounts in thousands)

(unaudited)

	Issuers	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminating Entries	Total
Cash flows from operating activities:
Net income (loss)	$37,572	$(2,002)	$702	$1,300	$37,572
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	34,272	1,798	—	—	36,070
Stock based compensation	2,209	—	—	—	2,209
Loss from extinguishment of debt	—	157	—	—	157
Amortization and writeoff of deferred financing costs and other	2,576	13	—	—	2,589
Equity in (income) loss from subsidiaries, net of distributions	1,300	971	—	(1,300)	971
Provision for doubtful accounts	4,991	—	—	—	4,991
Property charges and other	1,104	—	—	—	1,104
Increase in swap fair value	999	—	—	—	999
Increase (decrease) in cash from changes in:
Receivables	18,611	—	—	—	18,611
Inventories and prepaid expenses	(2,534)	178	—	—	(2,356)
Accounts payable, accrued expenses and other	3,949	(78)	—	—	3,871
Due to affiliates	(3,894)	—	—	—	(3,894)

Net cash provided by operating activities	101,155	1,037	702	—	102,894

Cash flows from investing activities:
Capital expenditures	(91,141)	(7,282)	—	—	(98,423)
Restricted cash and investments	84,327	—	(702)	—	83,625
Intangibles and other assets	(13,322)	(157)	—	—	(13,479)
Due to affiliates, net	(4,631)	2,915	—	—	(1,716)

Net cash used in investing activities	(24,767)	(4,524)	(702)	—	(29,993)

Cash flows from financing activities:
Principal payments on long-term debt	(88,892)	(38,509)	—	—	(127,401)
Proceeds from issuance of long term debt	—	42,000	—	—	42,000

Net cash provided by (used in) financing activities	(88,892)	3,491	—	—	(85,401)

Cash and cash equivalents:
Increase (decrease) in cash and cash equivalents	(12,504)	4	—	—	(12,500)
Balance, beginning of period	93,825	(5)	—	—	93,820

Balance, end of period	$81,321	$(1)	$—	$—	$81,320

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONSOLIDATING STATEMENTS OF CASH FLOWS INFORMATION

THREE MONTHS ENDED MARCH 31, 2006

(amounts in thousands)

(unaudited)

	Issuers	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminating Entries	Total
Cash flows from operating activities:
Net income (loss)	$(408)	$(1,379)	$507	$872	$(408)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	37,548	1,401	—	—	38,949
Stock Based Compensation	1,787	—	—	—	1,787
Amortization and writeoff of deferred financing costs and other	5,487	13	—	—	5,500
Equity in (income) loss from unconsolidated affiliates	872	(113)	—	(872)	(113)
Provision for doubtful accounts	2,946	—	—	—	2,946
Property charges and other	4,949	—	—	—	4,949
Increase in swap fair value	(3,355)	—	—	—	(3,355)
Increase (decrease) in cash from changes in:
Receivables	17,811	(7)	—	(265)	17,539
Inventories and prepaid expenses	(1,988)	62	—	—	(1,926)
Accounts payable, accrued expenses and other	(3,149)	(36)	—	275	(2,910)
Due to affiliates	7,482	—	—	—	7,482

Net cash provided by (used in) operating activities	69,982	(59)	507	10	70,440

Cash flows from investing activities:
Capital expenditures	(35,082)	(2,422)	—	—	(37,504)
Restricted cash and investments	30,862	—	(507)	—	30,355
Intangibles and other assets	214	—	—	—	214
Due to affiliates, net	(20,417)	3,712	—	—	(16,705)

Net cash provided by (used) in investing activities	(24,423)	1,290	(507)	—	(23,640)

Cash flows from financing activities:
Principal payments on long-term debt	(10,000)	(1,231)	—	—	(11,231)

Net cash used in financing activities	(10,000)	(1,231)	—	—	(11,231)

Cash and cash equivalents:
Increase in cash and cash equivalents	35,559	—	—	10	35,569
Balance, beginning of period	87,787	—	—	(10)	87,777

Balance, end of period	$123,346	$—	$—	$—	$123,346

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

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Certain information included in this Quarterly Report on Form 10-Q contains statements that are forward-looking, including, but not limited to, statements relating to our business strategy and development activities as well as other capital spending, financing sources, the effects of regulation (including gaming and tax regulations), expectations concerning future operations, margins, profitability and competition. Any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, in some cases you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “would,” “could,” “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “continue” or the negative of these terms or other comparable terminology. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by us. These risks and uncertainties include, but are not limited to:

•	conditions precedent to funding under the agreements governing the disbursement of the proceeds of certain of our debt and equity offerings and borrowings under our Credit Facilities;

•	competition in the casino/hotel and resort industries;

•	completion of Encore on time and within budget;

•	our intention to fund a substantial portion of the development and construction costs of Encore with anticipated cash flows generated at Wynn Las Vegas;

•	new development and construction activities of competitors;

•	our limited operating history;

•	our dependence on Stephen A. Wynn and existing management;

•	our dependence on one property for all of our cash flow;

•	leverage and debt service (including sensitivity to fluctuations in interest rates);

•	levels of travel, leisure and casino spending;

•	general domestic or international economic conditions;

•	pending or future legal proceedings;

•	changes in federal or state tax laws or the administration of such laws;

•	changes in gaming laws or regulations (including the legalization of gaming in certain jurisdictions);

•	applications for licenses and approvals under applicable jurisdictional laws and regulations (including gaming laws and regulations);

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

Overview

We are a developer, owner and operator of destination casino resorts. We currently own and operate Wynn Las Vegas, a destination casino resort in Las Vegas, Nevada, which opened on April 28, 2005. In addition, on April 28, 2006, we commenced construction of Encore at Wynn Las Vegas (“Encore”), a hotel casino resort which, when completed, will be fully integrated with Wynn Las Vegas. Until the opening of Wynn Las Vegas in 2005, we were solely a development stage company.

Wynn Las Vegas

We believe Wynn Las Vegas is the preeminent destination casino resort on the Strip in Las Vegas. Wynn Las Vegas features:

•	An approximately 111,000 square foot casino offering 24-hour gaming and a full range of games, including private baccarat salons, a poker room, and a race and sports book;

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

In March 2007, we remodeled the Le Reve Theatre to enhance the customer experience. The theatre went from 2,087 to 1,606 seats providing additional room for guests and a more intimate experience. The remodel effort lasted approximately 30 days from March 6, 2007 through April 4, 2007, during which time there were no performances of Le Reve. Also, in March 2007, we commenced performances of “Monty Python’s Spamalot” in our Grail Theatre.

The resort, which is located at the intersection of the Las Vegas Strip and Sands Avenue, occupies approximately 217 acres of land fronting the Las Vegas Strip and approximately 18 additional acres across Sands Avenue, a portion of which is utilized for employee parking.

Encore at Wynn Las Vegas

We are constructing Encore on approximately 20 acres on the Las Vegas Strip, immediately adjacent to Wynn Las Vegas. Encore’s current plans include a 2,034 all-suite hotel tower fully integrated with Wynn Las Vegas, an approximately 72,000 square foot casino, additional convention and meeting space, as well as restaurants, a nightclub, swimming pools, a spa and salon and retail outlets. We continue to refine the final design of Encore. Encore is expected to open in early 2009. Our project budget is currently estimated at approximately $2.1 billion, consisting of approximately $2 billion for Encore and approximately $100 million for an employee parking garage on our Koval property, an associated pedestrian bridge and costs incurred in connection with the theatre remodeling and production of “Monty Python’s Spamalot” at Wynn Las Vegas, which opened in March 2007.

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

We recorded net income for the quarter ended March 31, 2007 of $37.6 million, compared to a net loss of $408,000 recorded during the quarter ended March 31, 2006. This increase is due to a significant increase in revenues and operating income primarily related to the casino operations.

Certain key operating statistics specific to the gaming industry are included in our discussions of the Company’s operational performance for the periods in which a condensed consolidated statement of operations is presented. Below are definitions of the statistics discussed:

•	Table games win is the amount of drop that is retained and recorded as casino revenue.

•	Drop is the amount of cash or net markers issued that are deposited in a gaming table’s drop box.

•	Slot win is the amount of handle (representing the total amount wagered) that is retained and is recorded as casino revenue.

•	Average Daily Rate (“ADR”) is calculated by dividing total room revenue (less service charges, if any) by total rooms occupied.

•	Revenue per Available Room (“REVPAR”) is calculated by dividing total room revenue by total rooms available.

Financial results for the three months ended March 31, 2007 compared to the three months ended March 31, 2006.

Revenues

Net revenues for the three months ended March 31, 2007 are comprised of $173.1 million in casino revenues (52.3% of total net revenues) and $157.8 million of net non-casino revenues (47.7% of total net revenues). Net revenues for the first quarter of 2006 were comprised of $126.5 million in casino revenues (45.6% of total net revenues) and $150.9 million of net non-casino revenues (54.4% of total net revenues). We believe the quality of our resort’s non-casino amenities, combined with providing guests an unparalleled total resort experience, has driven a premium in ADR and other non-gaming revenues as well as increasing the length of casino play.

Casino revenues are comprised of the net win from our table games and slot machine operations. Casino revenues for the three months ended March 31, 2007 of approximately $173.1 million represents approximately a $46.6 million (or 36.8%) increase from casino revenues of $126.5 million for the three months ended March 31, 2006. During the three months ended March 31, 2007, we experienced a 12% increase in drop and an increase in the average table games win percentage compared to the prior year quarter. The average table games win percentage (before discounts) of 27.6% was above the expected range of 20% to 23% for the three months ended

March 31, 2007. For the three months ended March 31, 2006, our average table games win percentage (before discounts) was 19.8%. Slot handle at Wynn Las Vegas increased during the three months ended March 31, 2007 as compared to 2006, and the slot win percentage was within the expected range of 4.5% to 5.5%.

For the three months ended March 31, 2007, room revenues were approximately $72.9 million, which represents a $4.8 million (or 7%) increase over the $68.2 million generated in the three months ended March 31, 2006. This increase is due to an increase in both occupancy and rate as compared to the prior year. See the table below for key operating measures related to room revenue.

	Three Months Ended March 31,
	2007	2006
Average Daily Rate	$310	$293
Occupancy	96.2%	95.5%
REVPAR	$298	$279

Other non-casino revenues for the three months ended March 31, 2007 include: food and beverage revenues of approximately $77.3 million, retail revenues of approximately $21.4 million, entertainment revenues of approximately $10.9 million, and other revenues from outlets such as the spa and salon, of approximately $12.6 million. Other non-gaming revenues for the three months ended March 31, 2006 included food and beverage revenues of approximately $74.6 million, retail revenues of approximately $17.2 million, entertainment revenues of approximately $20.3 million, and other revenues from outlets, including the spa and salon, of approximately $11.5 million. The $9.4 million decrease in entertainment revenues is due to the cancellation of Avenue Q in May 2006 and approximately 30 fewer Le Reve shows in March 2007 than March 2006 due to closure of the Le Reve theatre for modifications from March 6, 2007 through April 4, 2007. Revenue from “Monty Python’s Spamalot” which opened in March 2007 is also included in entertainment revenues for the three months ended March 31, 2007.

Departmental, Administrative and Other Expenses

During the three months ended March 31, 2007, departmental expenses included casino expenses of $72.2 million, rooms expenses of $19.2 million, food and beverage expenses of $48.5 million, and entertainment, retail and other expenses of $32.1 million. Also included are general and administrative expenses of approximately $51.5 million and approximately $5 million charged as a provision for doubtful accounts receivable. During the three months ended March 31, 2006, departmental expenses included casino expenses of $63.2 million, room expenses of $17 million, food and beverage expenses of $44.8 million, and entertainment, retail and other expenses of $32.3 million. Also included are general and administrative expenses of approximately $42.2 million and approximately $2.9 million charged as a provision for doubtful accounts receivable. The increase in expenses is commensurate with the increase in revenues.

Management fees

Since opening Wynn Las Vegas, management fees payable to Wynn Resorts for certain corporate management services have been charged and accrued at a rate equal to 1.5% of revenues. These fees will be paid upon meeting certain leverage ratios and satisfying certain other criteria set forth in our Credit Facilities. Management fees were $5 million for the quarter ended March 31, 2007 compared to $4.2 million for the quarter ended March 31, 2006.

Pre-opening costs

Pre-opening costs for the three months ended March 31, 2007 were $1.5 million compared to $18,000 for the three months ended March 31, 2006. Pre-opening costs for the three months ended March 31, 2007 were incurred with the opening of the new show “Monty Python’s Spamalot” and the development of Encore. As Encore progresses, pre-opening costs related to this project will increase as opening approaches in 2009.

Depreciation and amortization

Depreciation and amortization for the three months ended March 31, 2007 of $36.1 million decreased by $2.9 million when compared to the three months ended March 31, 2006, primarily due to the reduced amortization of show production costs and rights with the cancellation of Avenue Q in May 2006.

Contract termination fee

In February 2006, we agreed with the producers of Avenue Q to end their exclusive Las Vegas run at Wynn Las Vegas’ Broadway Theatre at the end of May 2006. To terminate the contract, we paid a termination fee of $5 million.

Property charges and other

Property charges and other for the three months ended March 31, 2007 of $1.1 million decreased by approximately $3.8 million when compared to the three months ended March 31, 2006.

In response to our evaluation of Wynn Las Vegas and the reactions of our guests, we continue to make enhancements to the property. The costs relating to assets retired as a result of these enhancement and remodel efforts are expensed as property charges. During the three months ended March 31, 2007, the $1.1 million incurred related to enhancements we made to the Le Reve theatre. The $4.9 million incurred in the prior year’s quarter related to several projects including the Fairway Villas, changes to certain retail outlets and our spa and salon.

Other non-operating costs and expenses

Interest income decreased by $1.9 million to $4.1 million for the three months ended March 31, 2007 compared to the three months ended March 31, 2006. This decrease is primarily due to reduced average restricted cash balances during the three months ended March 31, 2007 compared to the prior year’s quarter as a result of spending related to the development and construction of Encore.

Interest expense, net of capitalized interest, was $24.4 million for the three months ended March 31, 2007 compared to $32 million during the three months ended March 31, 2006. This decrease is due to lower average debt balances and lower interest rates as a result of the August 2006 bank refinancing and increased capitalized interest of $4.1 million due to the continuing construction costs of Encore. Capitalized interest continues to increase with the ongoing borrowings and construction costs related to Encore.

Our interest rate swaps are accounted for in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended. The fair value of our interest rate swap is recorded as either an asset or liability. Changes in the fair value of our interest rate swaps are recorded as increase (or decrease) in swap fair value in each period. We recorded an expense of approximately $1 million for the three months ended March 31, 2007 resulting from the decrease in the fair value of our interest rate swap from December 31, 2006 to March 31, 2007. During the three months ended March 31, 2006 we recorded a gain of $3.4 million resulting from the increase in the fair value of interest rate swap between December 31, 2005 and March 31, 2006. For further information on our interest rate swaps, see Item 3 – “Quantitative and Qualitative Disclosures about Market Risk.”

Liquidity and Capital Resources

Cash Flow from Operations

Our operating cash flows are primarily affected by our operating income generated by Wynn Las Vegas, interest paid, and non-cash charges included in operating income. Net cash provided by operations for the three months ended March 31, 2007 was $102.9 million compared to $70.4 million provided by operations for the three months ended March 31, 2006. This increase is due to the increase in operating income as a result of improved overall operational results especially in the casino department.

Capital Resources

We require a certain amount of cash on hand for operations. As of March 31, 2007, we had approximately $81.3 million of cash and cash equivalents available for new development activities, general corporate purposes, enhancements to Wynn Las Vegas, and to support the development and construction of Encore. As of March 31, 2007, we had approximately $113.9 million in cash and investments from the proceeds of our debt and equity financings, which is restricted for the following:

•	Construction, development and pre-opening expenses of Encore; and

•	$80 million restricted for the Wynn Las Vegas liquidity reserve and completion guarantee ($30 million of which must be retained for Encore).

Cash equivalents include investments in overnight money market funds. Restricted investments are kept in money market funds or relatively short-term, government-backed, marketable debt securities as required by agreements governing our debt facilities.

Investing Activities

Encore at Wynn Las Vegas

On April 28, 2006, we commenced construction on Encore. We expect to open Encore to the public in early 2009. Design and construction is progressing as expected at Encore. Current construction activities in the various project sections since groundbreaking include the following:

•	The high-rise concrete pours have been completed through the 24 th floor deck. The installation of the reinforcing rebar for the shear walls and columns for the 25th floor is underway.

•	The mechanical, electrical and plumbing rough-in is completed up to the 16th floor and framing is completed up to the 15th floor with drywall through the 6th floor.

•	Exterior glass installation is currently on the 9th floor on the south side of the building and the 7th floor on the north side.

•	Concrete pours for the 10-level guest self-park garage are complete as well as three levels of the 10-level employee parking garage.

•

Low-rise casino concrete pours are completed through the mezzanine level with the casino level perimeter walls under way. The footings for the meeting and convention area are 50% complete and pool footings are underway.

Our project budget is currently estimated at approximately $2.1 billion, consisting of approximately $2 billion for Encore and approximately $100 million for an employee parking garage on our Koval property, an associated pedestrian bridge and costs incurred in connection with the theatre remodeling and production of “Monty Python’s Spamalot” at Wynn Las Vegas. The project is being funded from our existing Credit Facilities, remaining proceeds from the First Mortgage Notes and operating cash flow from Wynn Las Vegas. To the extent additional funds are required, we will provide these amounts with additional debt and equity contributions from Wynn Resorts or additional indebtedness to be incurred by Wynn Las Vegas.

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

As of March 31, 2007, we incurred approximately $405.8 million of project costs related to the development and construction of Encore and related capital improvements. These costs are being funded from the Wynn Las Vegas Credit Facilities, the remaining funds from the First Mortgage Notes and cash flow from the operations of Wynn Las Vegas.

The ongoing costs of Encore will be paid with funds from the following sources and in the following order of priority:

•

First, by using agreed amounts of excess cash flow from the operations of Wynn Las Vegas and any debt or equity contributions from Wynn Resorts or proceeds of additional debt financing at Wynn Las Vegas;

•

Second, by using any proceeds from the First Mortgage Notes (including any additional First Mortgage Notes that may be issued in the future), and the proceeds of borrowings under our Credit Facilities, until exhaustion of the First Mortgage Notes proceeds (which we expect will be fully used in the second quarter of 2007), with amounts funded 66.67% from the First Mortgage Notes proceeds and 33.33% from the Credit Facilities;

•	Third, by using proceeds of additional borrowings under our Credit Facilities; and

•	Fourth, by using the funds from the completion guarantee deposit account.

Wynn Las Vegas

In response to our evaluation of Wynn Las Vegas and the reaction of our guests, we continue to make certain enhancements and refinements to the property. As a result, we have incurred and will continue to incur capital expenditures relating to these enhancements and refinements. Under the terms of the Wynn Las Vegas Credit Facilities, we are permitted to make up to $172.2 million of capital expenditures in 2007, of which we have expended approximately $11 million through March 31, 2007. The spending limit may be increased to the extent funds are contributed to Wynn Las Vegas by Wynn Resorts, Limited.

Financing Activities

Wynn Las Vegas and Encore

As of March 31, 2007, our Credit Facilities consist of a $900 million revolving credit facility (the “Revolver”) and $225 million term loan facility (the “Term Loan”).

For borrowings under the Term Loan we have elected, and expect to continue to elect, Eurodollar loans which bear interest at 1-month LIBOR and include a margin of 1.875% on that outstanding balance. We have a $200 million notional amount interest rate swap to essentially fix the interest on $200 million of this Term Loan. (For further information, see Item 3. “Quantitative and Qualitative Discussions about Market Risk”.)

As of March 31, 2007, there are no borrowings outstanding under the Revolver. Consequently, $900 million remains available under the Revolver for future borrowings for the construction of Encore or for other uses as necessary. For borrowings under the Revolver, we have elected, and expect to continue to elect, Eurodollar loans, which bear interest at 1-month LIBOR and currently include a margin of 1.625% on the outstanding balance. After opening Encore, the margin will fluctuate between a range of 1.0% to 1.75%, depending on our leverage ratio. In addition to interest, we also pay quarterly in arrears, an annual rate of 0.375% on the daily average of unborrowed availability under the Revolver. After the opening of Encore, the annual fee that we will be required to pay for unborrowed availability under the Revolver will be based on our leverage ratio and will range from an annual rate of 0.25% to 0.50%.

The $900 million Revolver will terminate and be payable in full on August 15, 2011. The Term Loan will mature in two installments: $112.5 million will be payable on September 30, 2012 and the remaining $112.5 million will be payable on August 15, 2013.

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

In April 2007, the Company amended its Credit Facilities to: (a) have the Final Completion as defined, be deemed satisfied for Wynn Las Vegas with the resulting release of (i) all amounts in excess of $30 million, which amount must remain for Encore, from the Completion Guaranty Deposit; ($24.6 million at March 31, 2007), and (ii) the balance of funds in the Project Liquidity Reserve Account ($32.8 million at March 31, 2007), (b) increase the permitted expenditures for Encore from $300 million to $500 million prior to the execution of a guaranteed maximum price contract, and (c) permit the issuance of up to $500 million of unsecured debt as and when permitted under the indenture governing the First Mortgage Notes.

$44.75 Million Note Payable

On March 30, 2007, World Travel, LLC, a subsidiary of Wynn Las Vegas, refinanced the $44.75 Million Note Payable. The new loan has a principal balance of $42 million and is due April 1, 2017. The loan is guaranteed by Wynn Las Vegas, LLC and secured by a first priority security interest in one of the Company’s two aircraft. Principal and interest are due quarterly with a balloon payment of $28 million due at maturity. Interest is calculated at 90-day LIBOR plus 125 basis points. In connection with this transaction, the Company incurred a loss from extinguishment of debt of $157,000 related to the write-off of unamortized debt issue costs associated with the original loan.

Contractual Obligations and Off-Balance Sheet Arrangements

There have been no material changes during the quarter to our contractual obligations or off-balance sheet arrangements as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.

Other Liquidity Matters

We are restricted under the indenture governing the First Mortgage Notes from making certain “restricted payments” as defined in the indenture. These restricted payments include the payments of dividends or distributions to any direct or indirect holders of equity interests of Wynn Las Vegas, LLC. These restricted payments may not be made until Wynn Las Vegas has been completed and certain other financial and non-financial criteria have been satisfied. In addition, the Credit Facilities contain similar restrictions.

If completion of Encore is delayed, then our debt service obligations accruing prior to the actual opening will increase correspondingly. Wynn Las Vegas intends to fund its operations and capital requirements from operating cash flow and remaining availability under our Credit Facilities. We cannot assure you, however, that Wynn Las Vegas will generate sufficient cash flow from operations or that future borrowings available to us under the Credit Facilities will be sufficient to enable us to service and repay Wynn Las Vegas, LLC’s indebtedness and to fund its other liquidity needs. We may refinance all or a portion of our indebtedness on or before maturity. We cannot assure you that we will be able to refinance any of the indebtedness on acceptable terms.

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

Critical Accounting Policies and Estimates

A description of our critical accounting policies is included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2006. Other than some additional information related to the allowance for estimated doubtful accounts receivable below, there have been no material change to these policies for the three months ended March 31, 2007.

Allowance for Estimated Doubtful Accounts Receivable

A substantial portion of our outstanding receivables relates to casino credit play. Credit play, through the issuance of markers, represents a significant portion of the table games volume at Wynn Las Vegas. We maintain strict controls over the issuance of credit and aggressively pursue collection from those customers who fail to pay their balances in a timely fashion. These collection efforts may include the mailing of statements and delinquency notices, personal contacts, the use of outside collection agencies, and litigation. Markers are generally legally enforceable instruments in the United States. Markers are not legally enforceable instruments in some foreign countries, but the United States assets of foreign customers may be used to satisfy judgments entered in the United States. As of March 31, 2007 and December 31, 2006, approximately 54% and 55% respectively, of our casino accounts receivable were owed by customers from foreign countries, primarily in Asia. The collectibility of markers given by foreign customers is affected by a number of factors including changes in currency exchange rates and economic conditions in the customers’ home countries.

We regularly evaluate our reserve for bad debts based on a specific review of customer accounts as well as management’s prior experience with collection trends in the casino industry and current economic and business conditions.

The following table presents key statistics related to our casino accounts receivables (amounts in thousands):

	March 31, 2007	December 31, 2006
Casino accounts receivables	$111,822	$133,985
Allowance for doubtful casino accounts receivable	39,354	34,683
Allowance as a percentage of casino accounts receivable	35.2%	25.9%
Percentage of casino accounts receivable outstanding over 180 days	25.5%	15.4%

The increase in the allowance for doubtful accounts as a percentage of casino accounts receivable is due to seasonality and the aging of customer accounts in the ordinary course as our operations mature. To date, our write-offs have been de minimis. While collection efforts remain active, it is our current policy to fully reserve all accounts over one year old. As our customer payment experience evolves, we will continue to refine our estimated reserve for bad debts. Accordingly, the associated provision for doubtful accounts charge may fluctuate. Because individual customer account balances can be significant, the reserve and the provision can change significantly between periods, as information about a certain customer becomes known or as changes in a region’s economy or legal system occur.

Recently Issued Accounting Standards

In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”) “Accounting for Uncertainty in Income Taxes”. This interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. The interpretation provides guidance on classification, interest and penalties, accounting in interim periods, disclosure, and translation. This interpretation is effective for fiscal years beginning after December 15, 2006. Since the Company is a pass-through entity for tax purposes, the adoption of this statement, effective January 1, 2007, did not have an impact on the Company’s condensed consolidated financial statements.

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

As of March 31, 2007, we have one interest rate swap arrangement to hedge the underlying interest rate risk on a total of $200 million of borrowings under the Term Loan, which bears interest at LIBOR plus 1.875%. Under this interest rate swap arrangement, we receive payments at a variable rate of LIBOR and pay a fixed rate of 3.793% on the $200 million notional amount which expires on December 31, 2008. Although this interest rate swap is highly effective economically in fixing the interest rate on this borrowing under the Term Loan at approximately 5.7%, changes in fair value of our interest rate swap for each reporting period are, and will continue to be, recorded as an increase/(decrease) in swap fair value as the swap does not qualify for hedge accounting.

Summary of Historical Fair Values

As of March 31, 2007 and December 31, 2006, our interest rate swap had an approximate asset fair value of $3.8 million and $4.8 million, respectively. The fair value approximates the amount the Company would receive if this contract were settled at the valuation date. Fair value is estimated based upon current, and predictions of future, interest rate levels along a yield curve, the remaining duration of the instruments and other market conditions, and therefore, is subject to significant estimation and a high degree of variability of fluctuation between periods.

Interest Rate Sensitivity

As of March 31, 2007, approximately 96% of our long-term debt was based on fixed rates, including the notional amount related to our interest rate swap. Based on our borrowings as of March 31, 2007, an assumed 1% change in variable rates would cause our annual interest cost to change by $0.7 million.

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

Part II - OTHER INFORMATION

Item IA. Risk Factors

A description of our risk factors can be found in Item IA of our Annual Report on Form 10-K for the year ended December 31, 2006. There were no material changes to those risk factors during the three months ended March 31, 2007.

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

Item 6. Exhibits

(a) Exhibits

EXHIBIT INDEX

Exhibit No.	Description

3.1	Second Amended and Restated Articles of Organization of Wynn Las Vegas, LLC. (1)

3.2	Second Amended and Restated Operating Agreement of Wynn Las Vegas, LLC. (1)

*31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a – 14(a) and Rule 15d – 14(a).

*31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a – 14(a) and Rule 15d – 14(a).

*32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350.

*	Filed herewith.
(1)	Previously filed with the Registration Statement on Form S-4 filed by the Registrant on April 13, 2005 (File No. 333-124052) and incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WYNN LAS VEGAS

Dated: May 10, 2007	By:	/s/ David Sisk
David Sisk
Senior Vice President and Chief Financial Officer (Principal Financial Officer)