Form 10-Q
period 2007-06-30
WYNN LAS VEGAS LLC
filed 2007-08-09
CIK 1180638

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Wynn Resorts Holdings, LLC owns all of the membership interests of the Registrant as of August 9, 2007.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands)

(unaudited)

	June 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$63,986	$93,820
Restricted cash and investments	10,288	24,621
Receivables, net	88,458	120,489
Inventories	53,095	49,451
Prepaid expenses and other	21,733	21,602

Total current assets	237,560	309,983
Restricted cash and investments	30,312	172,896
Note receivable from Wynn Resorts, Limited	85,379	82,379
Property and equipment, net	2,642,025	2,419,161
Intangibles assets, net	26,809	28,202
Deferred financing costs, net	41,670	45,385
Deposits and other assets	70,350	56,374
Investment in unconsolidated affiliates	4,845	5,508

Total assets	$3,138,950	$3,119,888

LIABILITIES AND MEMBER'S EQUITY
Current liabilities:
Current portion of long-term debt	$1,050	$5,309
Accounts payable	22,128	28,459
Accrued interest	8,753	8,850
Accrued compensation and benefits	37,082	37,298
Other accrued expenses	19,325	21,861
Customer deposits and other liabilities	52,404	63,549
Due to affiliates, net	46,355	33,195

Total current liabilities	187,097	198,521

Long-term debt	1,565,600	1,647,092
Due to affiliates, net	56,169	31,505

Total liabilities	1,808,866	1,877,118

Commitments and contingencies (Note 8)

Member’s equity
Contributed capital	1,458,306	1,453,918
Accumulated deficit	(128,222)	(211,148)

Total member’s equity	1,330,084	1,242,770

Total liabilities and member’s equity	$3,138,950	$3,119,888

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Operating revenues:
Casino	$159,388	$113,527	$332,481	$240,041
Rooms	74,449	69,222	147,387	137,399
Food and beverage	82,143	77,686	159,490	152,320
Entertainment, retail and other	54,610	49,581	99,550	98,674

Gross revenues	370,590	310,016	738,908	628,434
Less: promotional allowances	(35,409)	(36,454)	(72,793)	(77,511)

Net revenues	335,181	273,562	666,115	550,923

Operating costs and expenses:
Casino	65,116	57,920	137,331	121,156
Rooms	19,242	18,140	38,448	35,125
Food and beverage	50,430	49,423	98,968	94,182
Entertainment, retail and other	37,022	34,112	69,106	66,374
General and administrative	49,648	44,198	101,099	86,409
Provision for doubtful accounts	7,641	3,652	12,632	6,598
Management fees	5,038	4,126	10,022	8,286
Pre-opening costs	818	176	2,351	194
Depreciation and amortization	36,517	37,618	72,587	76,568
Contract termination fee	—	—	—	5,000
Property charges and other	597	2,376	1,701	7,325

Total operating costs and expenses	272,069	251,741	544,245	507,217

Equity in income from unconsolidated affiliates	308	319	564	682

Operating income	63,420	22,140	122,434	44,388

Other income (expense):
Interest income	3,550	6,123	7,642	12,105
Interest expense, net of capitalized interest	(22,027)	(30,821)	(46,405)	(62,814)
Increase (decrease) in swap fair value	411	1,975	(588)	5,330
Loss from extinguishment of debt	—	—	(157)	—

Other income (expense), net	(18,066)	(22,723)	(39,508)	(45,379)

Net income (loss)	$45,354	$(583)	$82,926	$(991)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$82,926	$(991)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	72,587	76,568
Stock-based compensation	4,388	3,657
Loss on extinguishment of debt	157	—
Amortization and writeoff of deferred financing costs and other	5,195	6,553
Equity in income of unconsolidated affiliates, net of distributions	663	(432)
Provision for doubtful accounts	12,632	6,598
Property charges and other	1,701	7,325
(Increase) decrease in swap fair value	588	(5,330)
Increase (decrease) in cash from changes in:
Receivables	16,399	13,034
Inventories and prepaid expenses and other	(3,775)	(11,123)
Accounts payable and accrued expenses	(20,325)	(37,014)
Due to affiliates, net	(265)	15,664

Net cash provided by operating activities	172,871	74,509

Cash flows from investing activities:
Capital expenditures, net of construction payables	(255,539)	(66,593)
Restricted cash and investments	156,917	7,999
Purchase of intangibles and other assets	(20,910)	(14,511)
Due to affiliates, net	2,578	(8,362)

Net cash used in investing activities	(116,954)	(81,467)

Cash flows from financing activities:
Principal payments of long-term debt	(127,751)	(12,479)
Proceeds from issuance of long-term debt	42,000	(159)

Net cash used in financing activities	(85,751)	(12,638)

Cash and cash equivalents:
Decrease in cash and cash equivalents	(29,834)	(19,596)
Balance, beginning of period	93,820	87,777

Balance, end of period	$63,986	$68,181

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

Wynn Las Vegas Capital Corp. (“Wynn Capital”) is a wholly owned subsidiary of the Company incorporated on June 3, 2002, solely for the purpose of obtaining financing for Wynn Las Vegas. Wynn Capital is authorized to issue 2,000 shares of common stock, par value $0.01. As of June 30, 2007, Wynn Las Vegas, LLC owned the one share that was issued and outstanding. Wynn Capital has neither any significant net assets nor has had any operating activity. Its sole function is to serve as the co-issuer of the mortgage notes described below. Wynn Las Vegas, LLC and Wynn Capital together are hereinafter referred to as the “Issuers”.

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

The accompanying condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results for the interim periods have been made. The results for the three and six months ended June 30, 2007 are not necessarily indicative of results to be expected for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

2. Summary of Significant Accounting Policies

Accounts receivable and credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of casino accounts receivable. The Company issues credit in the form of “markers” to approved

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

casino customers following investigations of creditworthiness. As of June 30, 2007 and December 31, 2006, approximately 50% and 55%, respectively, of the Company’s markers were due from customers residing in foreign countries, primarily in Asia. Business or economic conditions or other significant events in these countries could affect the collectibility of such receivables.

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

Revenues are recognized net of certain sales incentives in accordance with the Emerging Issues Task Force (“EITF”) consensus on Issue 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products)”. EITF 01-9 requires that sales incentives be recorded as a reduction of revenue; consequently, the Company’s casino revenues are reduced by discounts and points earned in customer loyalty programs, such as the players’ club loyalty program.

The retail value of accommodations, food and beverage, and other services furnished to guests without charge is included in gross revenue and then deducted as promotional allowances. The estimated cost of providing such promotional allowances for the six months ended June 30, 2007 and 2006 is primarily included in casino expenses as follows (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Rooms	$6,106	$5,916	$11,984	$12,044
Food & beverage	11,776	13,385	25,797	29,232
Entertainment, retail and other	1,881	2,126	3,944	4,756

Total	$19,763	$21,427	$41,725	$46,032

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Advertising Costs

The Company expenses advertising costs the first time the advertising takes place. Advertising costs incurred in development periods are included in pre-opening costs. Once a project is completed, advertising costs are included in general and administrative expenses. For the three months ended June 30, 2007 and 2006, advertising costs totaled approximately $4.8 million and $5.4 million, respectively. For the six months ended June 30, 2007 and 2006, advertising costs totaled approximately $11.3 million and $10.8 million, respectively.

Reclassifications

Certain amounts in the condensed consolidated financial statements for 2006 have been reclassified to be consistent with the current year presentation. These reclassifications had no effect on the previously reported net loss.

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

3. Supplemental Disclosure of Cash Flow Information

Interest paid for the six months ended June 30, 2007 and 2006 totaled approximately $53.6 million and $59.7 million, respectively. Interest capitalized for the six months ended June 30, 2007 and 2006 totaled approximately $10.6 million and $1.4 million, respectively.

Stock-based compensation related to employees dedicated to the construction of Wynn Las Vegas and Encore that was capitalized into construction in progress for the six months ended June 30, 2007 and 2006 totaled approximately $379,000 and $1 million, respectively.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

During the six months ended June 30, 2007 and 2006, capital expenditures includes an approximately $35.1 million increase and a $3.6 million decrease, respectively, in construction payables and retention recorded through amounts due to affiliates.

4. Receivables, net

Receivables, net consist of the following (amounts in thousands):

	June 30, 2007	December 31, 2006
Casino	$107,144	$133,985
Hotel	18,850	12,154
Other	8,618	9,352

	134,612	155,491
Less: allowance for doubtful accounts	(46,154)	(35,002)

	$88,458	$120,489

5. Property and Equipment, net

Property and equipment, net consist of the following (amounts in thousands):

	June 30, 2007	December 31, 2006
Land and improvements	$603,837	$603,290
Buildings and improvements	1,201,594	1,164,947
Airplanes	44,254	44,254
Furniture, fixtures and equipment	638,513	614,676
Construction in progress	433,814	214,574

	2,922,012	2,641,741
Less: accumulated depreciation	(279,987)	(222,580)

	$2,642,025	$2,419,161

As of June 30, 2007 and December 31, 2006, construction in progress includes interest and other costs capitalized in conjunction with Encore.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

6. Long-Term Debt

Long-term debt consists of the following (amounts in thousands):

	June 30, 2007	December 31, 2006
6 5/8% First Mortgage Notes, due December 1, 2014	$1,300,000	$1,300,000
$900 million Revolving Credit Facility; due August 15, 2011; interest at LIBOR plus 1.625%	—	88,892
$225 million Term Loan Facility; $112.5 million due September 30, 2012 with remaining $112.5 million due August 15, 2013; interest at LIBOR plus 1.875%	225,000	225,000
$44.75 million note payable; due March 31, 2010; interest at LIBOR plus 2.375%	—	38,509
$42 million note payable; due April 1, 2017; interest at LIBOR plus 1.25%	41,650	—

	1,566,650	1,652,401
Current portion of long-term debt	(1,050)	(5,309)

	$1,565,600	$1,647,092

Credit Facilities

In April 2007, the Company amended its $900 million Revolving Credit Facility and its $225 million Term Loan Facility (together the “Wynn Las Vegas Credit Facilities,” or the “Credit Facilities”) to: (a) have the Final Completion as defined, be deemed satisfied for Wynn Las Vegas with the resulting release of (i) all amounts in excess of $30 million, which amount must remain for Encore, from the Completion Guaranty Deposit; ($24.6 million), and (ii) the balance of funds in the Project Liquidity Reserve Account ($32.8 million), (b) increase the permitted expenditures for Encore from $300 million to $500 million prior to the execution of a guaranteed maximum price contract, and (c) permit the issuance of up to $500 million of unsecured debt as and when permitted under the indenture governing the First Mortgage Notes.

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

Debt Covenant Compliance

As of June 30, 2007, the Company was in compliance with all covenants governing the Company’s debt facilities.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

7. Related Party Transactions, net

Note Receivable from Wynn Resorts, Limited

On August 15, 2005, the Company loaned $80 million to Wynn Resorts who then loaned those funds through its subsidiaries to Wynn Macau, S.A. as part of the financing of Wynn Macau, Wynn Resorts’ casino resort facility in the Macau Special Administrative Region of the People’s Republic of China (“Macau”), which opened to the public on September 6, 2006. Interest accrues at 7.5% per annum. Unpaid principal and interest is due at maturity on August 15, 2012. Included in the balances as of June 30, 2007 and December 31, 2006, was approximately $5.4 and $2.4 million, respectively, of accrued interest receivable related to this note.

Amounts Due to Affiliates, net

As of June 30, 2007, the Company’s net due to affiliates was primarily comprised of construction payables of approximately $41.5 million, construction retention of approximately $22.6 million, a management fee of approximately $37.9 million (equal to 1.5% of revenues and payable upon meeting certain leverage ratios as specified in the documents governing the Company’s Credit Facilities), and other net amounts payable to affiliates totaling $0.5 million (including corporate allocations discussed below).

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

Corporate Allocations

The accompanying condensed consolidated statements of operations include allocations from Wynn Resorts for legal, accounting, human resource, information services, real estate, and other corporate support services. The corporate support service allocations have been determined on a basis that Wynn Resorts and the Company consider to be a reasonable estimate of the utilization of services provided or the benefit received by the Company. The allocation methods include specific identification, relative cost, square footage and headcount. Wynn Resorts maintains corporate offices at Wynn Las Vegas without charge from the Company. The Company settles these corporate allocation charges with Wynn Resorts on a periodic basis as discussed in “Amounts Due to Affiliates, Net” above. During the three months ended June 30, 2007 and 2006, approximately $5.5 million and $4.1 million, respectfully, was charged to the Company for such allocations. During the six months ended June 30, 2007 and 2006, approximately $10.8 million and $7.4 million, respectively, was charged to the Company for such corporate allocations.

Amounts due to Officers, net

The Company periodically provides services to Stephen A. Wynn, Chairman of the Board, Chief Executive Officer and one of the principal stockholders of Wynn Resorts (“Mr. Wynn”), and certain other executive officers of Wynn Resorts, including household services, construction work and other personal services. The cost of these services is transferred to Wynn Resorts on a periodic basis. Mr. Wynn and these other officers have

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

amounts on deposit with Wynn Resorts to prepay any such items, which are replenished on an ongoing basis as needed. As of June 30, 2007 and December 31, 2006, Wynn Resorts owed Mr. Wynn and the other officers approximately $350,000 and $315,000, respectively.

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

The project budget for Encore is currently estimated at approximately $2.2 billion, consisting of approximately $2.1 billion for Encore and approximately $100 million for an employee parking garage on the

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Koval property, an associated pedestrian bridge and costs incurred in connection with the theatre remodeling and production of “Monty Python’s Spamalot” at Wynn Las Vegas. The project is being funded from the Company’s existing Credit Facilities and operating cash flow from Wynn Las Vegas. To the extent additional funds are required, the Company will provide these amounts with additional debt and equity contributions by Wynn Resorts or additional indebtedness to be incurred by Wynn Las Vegas.

On February 27, 2007, the Company entered into a Design Build Architectural, Engineering and Construction Services Agreement (the “Contract”) with Tutor-Saliba Corporation (“Tutor”) for the design and construction of Encore. The Contract sets forth all of the terms and conditions pursuant to which Tutor will design and construct Encore. In June 2007, the Company executed the First Amendment to the Contract which set the guaranteed maximum price for construction work covered by the Contract at $1.3 billion. In connection with the execution and delivery of the Contract, Tutor and the Ronald N. Tutor Separate Trust (the “Trust”) have entered into and consented to a Net Worth Agreement pursuant to which (x) the Trust agreed that it will retain its current majority holdings of Tutor and (y) the Trust and Tutor agreed that during the term of the Contract, Tutor will maintain (i) net worth of at least $100 million, and (ii) liquid assets of at least $50 million. Through June 30, the Company incurred approximately $567 million of project costs related to the development and construction of Encore and related capital improvements.

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

The Company also deposited $30 million from the net proceeds of the initial public offering of the Company’s common stock into a liquidity reserve account to secure the completion and opening of Wynn Las Vegas. All funds in this account were released as a result of the April 2007 amendment to the Credit Facilities. These released funds are expected to be applied to construction costs to be incurred in connection with Encore.

Litigation

The Company does not have any material litigation as of June 30, 2007.

9. Consolidating Financial Information of Guarantors and Issuers

The following consolidating information relates to the Issuers of the First Mortgage Notes and their guarantor subsidiaries (World Travel, LLC; Las Vegas Jet, LLC; Wynn Show Performers, LLC; Wynn Golf, LLC; Kevyn, LLC; and Wynn Sunrise, LLC) and non-guarantor subsidiary (Wynn Completion Guarantor, LLC) as of June 30, 2007 and December 31, 2006, and for the six months ended June 30, 2007 and 2006.

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

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONSOLIDATING BALANCE SHEET INFORMATION

AS OF JUNE 30, 2007

(amounts in thousands)

(unaudited)

	Issuers	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminating Entries	Total
ASSETS
Current assets:
Cash and cash equivalents	$63,988	$(2)	$—	$—	$63,986
Restricted cash and investments	10,288	—	—	—	10,288
Receivables, net	88,455	3	—	—	88,458
Inventories	53,095	—	—	—	53,095
Prepaid expenses and other	21,733	—	—	—	21,733

Total current assets	237,559	1	—	—	237,560
Restricted cash and investments	—	—	30,312	—	30,312
Note receivable from Wynn Resorts, Limited	85,379	—	—	—	85,379
Property and equipment, net	2,437,876	204,149	—	—	2,642,025
Intangible assets, net	20,665	6,144	—	—	26,809
Deferred financing costs, net	41,670	—	—	—	41,670
Deposits and other assets	65,729	4,621	—	—	70,350
Investment in unconsolidated affiliates	(73)	4,845	—	73	4,845

Total assets	$2,888,805	$219,760	$30,312	$73	$3,138,950

LIABILITIES AND MEMBER'S EQUITY
Current liabilities:
Current portion of long-term debt	$—	$1,050	$—	$—	$1,050
Accounts payable	22,027	101	—	—	22,128
Accrued interest	8,753	—	—	—	8,753
Accrued compensation and benefits	36,055	1,027	—	—	37,082
Other accrued expenses	19,305	20	—	—	19,325
Customer deposits and other liabilities	52,404	—	—	—	52,404
Due to affiliates, net	(137,214)	183,569	—	—	46,355

Total current liabilities	1,330	185,767	—	—	187,097
Long-term debt	1,525,000	40,600	—	—	1,565,600
Due to affiliates, net	32,391	—	23,778	—	56,169

Total liabilities	1,558,721	226,367	23,778	—	1,808,866

Commitments and contingencies

Member’s equity:
Contributed capital	1,458,306	12,530	—	(12,530)	1,458,306
Accumulated earnings (deficit)	(128,222)	(19,137)	6,534	12,603	(128,222)

Total member’s equity	1,330,084	(6,607)	6,534	73	1,330,084

Total liabilities and member’s equity	$2,888,805	$219,760	$30,312	$73	$3,138,950

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

LIABILITIES AND MEMBER'S EQUITY
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

Member’s equity
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

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

THREE MONTHS ENDED JUNE 30, 2007

(amounts in thousands)

(unaudited)

	Issuers	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminating Entries	Total
Operating revenues:
Casino	$159,388	$—	$—	$—	$159,388
Rooms	74,449	—	—	—	74,449
Food and beverage	82,143	—	—	—	82,143
Entertainment, retail and other	54,918	—	—	(308)	54,610

Gross revenues	370,898	—	—	(308)	370,590
Less: promotional allowances	(35,409)	—	—	—	(35,409)

Net revenues	335,489	—	—	(308)	335,181

Operating costs and expenses:
Casino	65,116	—	—	—	65,116
Rooms	19,242	—	—	—	19,242
Food and beverage	50,430	—	—	—	50,430
Entertainment, retail and other	37,022	—	—	—	37,022
General and administrative	50,307	(351)	—	(308)	49,648
Provision for doubtful accounts	7,641	—	—	—	7,641
Management fees	5,038	—	—	—	5,038
Pre-opening costs	818	—	—	—	818
Depreciation and amortization	35,292	1,225	—	—	36,517
Property charges and other	597	—	—	—	597

Total operating costs and expenses	271,503	874	—	(308)	272,069

Equity in income (loss) from unconsolidated affiliates	(818)	308	—	818	308

Operating income (loss)	63,168	(566)	—	818	63,420

Other income (expense):
Interest income	3,096	—	454	—	3,550
Interest expense	(21,321)	(706)	—	—	(22,027)
Increase in swap fair value	411	—	—	—	411
Loss from extinguishment of debt	—	—	—	—	—

Other income (expense), net	(17,814)	(706)	454	—	(18,066)

Net income (loss)	$45,354	$(1,272)	$454	$818	$45,354

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

Other income (expense):
Interest income	5,542	—	581	—	6,123
Interest expense	(30,021)	(800)	—	—	(30,821)
Increase in swap fair value	1,975	—	—	—	1,975

Other income (expense), net	(22,504)	(800)	581	—	(22,723)

Net income (loss)	$(583)	$(1,513)	$581	$932	$(583)

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

SIX MONTHS ENDED JUNE 30, 2007

(amounts in thousands)

(unaudited)

	Issuers	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminating Entries	Total
Operating revenues:
Casino	$332,481	$—	$—	$—	$332,481
Rooms	147,387	—	—	—	147,387
Food and beverage	159,490	—	—	—	159,490
Entertainment, retail and other	100,114	—	—	(564)	99,550

Gross revenues	739,472	—	—	(564)	738,908
Less: promotional allowances	(72,793)	—	—	—	(72,793)

Net revenues	666,679	—	—	(564)	666,115

Operating costs and expenses:
Casino	137,331	—	—	—	137,331
Rooms	38,448	—	—	—	38,448
Food and beverage	98,968	—	—	—	98,968
Entertainment, retail and other	69,106	—	—	—	69,106
General and administrative	102,461	(798)	—	(564)	101,099
Provision for doubtful accounts	12,632	—	—	—	12,632
Management fees	10,022	—	—	—	10,022
Pre-opening costs	2,351	—	—	—	2,351
Depreciation and amortization	69,564	3,023	—	—	72,587
Property charges and other	1,701	—	—	—	1,701

Total operating costs and expenses	542,584	2,225	—	(564)	544,245

Equity in income (loss) from unconsolidated affiliates	(2,118)	564	—	2,118	564

Operating income (loss)	121,977	(1,661)	—	2,118	122,434

Other income (expense):
Interest income	6,486	—	1,156	—	7,642
Interest expense	(44,949)	(1,456)	—	—	(46,405)
Increase in swap fair value	(588)	—	—	—	(588)
Loss from extinguishment of debt	—	(157)	—	—	(157)

Other income (expense), net	(39,051)	(1,613)	1,156	—	(39,508)

Net income (loss)	$82,926	$(3,274)	$1,156	$2,118	$82,926

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

Other income (expense):
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

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONSOLIDATING STATEMENTS OF CASH FLOWS INFORMATION

SIX MONTHS ENDED JUNE 30, 2007

(amounts in thousands)

(unaudited)

	Issuers	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminating Entries	Total
Cash flows from operating activities:
Net income (loss)	$82,926	$(3,274)	$1,156	$2,118	$82,926
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	69,564	3,023	—	—	72,587
Stock-based compensation	4,388	—	—	—	4,388
Loss on extinguishment of debt	—	157	—	—	157
Amortization and writeoff of deferred financing costs and other	5,182	13	—	—	5,195
Equity in (income) loss from unconsolidated affiliates, net of distributions	2,118	663	—	(2,118)	663
Provision for doubtful accounts	12,632	—	—	—	12,632
Property charges and other	1,701	—	—	—	1,701
Decrease in swap fair value	588	—	—	—	588
Increase (decrease) in cash from changes in:
Receivables	16,402	(3)	—	—	16,399
Inventories and prepaid expenses	(4,173)	398	—	—	(3,775)
Accounts payable, accrued expenses and other	(20,283)	(42)	—	—	(20,325)
Due to affiliates	1,517	(1,782)	—	—	(265)

Net cash provided by (used in) operating activities	172,562	(847)	1,156	—	172,871

Cash flows from investing activities:
Capital expenditures, net of construction payables	(248,168)	(7,371)	—	—	(255,539)
Restricted cash and investments	133,298	—	23,619	—	156,917
Purchase of intangibles and other assets	(16,303)	(4,607)	—	—	(20,910)
Due to affiliates, net	17,666	9,687	(24,775)	—	2,578

Net cash used in investing activities	(113,507)	(2,291)	(1,156)	—	(116,954)

Cash flows from financing activities:
Principal payments on long-term debt	(88,892)	(38,859)	—	—	(127,751)
Proceeds from issuance of long-term debt	—	42,000	—	—	42,000

Net cash provided by (used in) financing activities	(88,892)	3,141	—	—	(85,751)

Cash and cash equivalents:
Increase (decrease) in cash and cash equivalents	(29,837)	3	—	—	(29,834)
Balance, beginning of period	93,825	(5)	—	—	93,820

Balance, end of period	$63,988	$(2)	$—	$—	$63,986

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONSOLIDATING STATEMENTS OF CASH FLOWS INFORMATION

SIX MONTHS ENDED JUNE 30, 2006

(amounts in thousands)

(unaudited)

	Issuers	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminating Entries	Total
Cash flows from operating activities:
Net income (loss)	$(991)	$(2,892)	$1,088	$1,804	$(991)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	73,665	2,903	—	—	76,568
Stock-based compensation	3,657	—	—	—	3,657
Amortization and writeoff of deferred financing costs and other	6,527	26	—	—	6,553
Equity in (income) loss from unconsolidated affiliates, net of distributions	1,804	(432)	—	(1,804)	(432)
Provision for doubtful accounts	6,598	—	—	—	6,598
Property charges and other	7,325	—	—	—	7,325
Increase in swap fair value	(5,330)	—	—	—	(5,330)
Increase (decrease) in cash from changes in:
Receivables	13,310	(11)	—	(265)	13,034
Inventories and prepaid expenses	(11,508)	385	—	—	(11,123)
Accounts payable, accrued expenses and other	(37,132)	(157)	—	275	(37,014)
Due to affiliates	15,664	—	—	—	15,664

Net cash provided by (used in) operating activities	73,589	(178)	1,088	10	74,509

Cash flows from investing activities:
Capital expenditures, net of construction payables	(50,099)	(16,494)	—	—	(66,593)
Restricted cash and investments	9,087	—	(1,088)	—	7,999
Purchase of intangibles and other assets	(14,497)	(14)	—	—	(14,511)
Due (to) from affiliates	(27,532)	19,170	—	—	(8,362)

Net cash provided by (used in) investing activities	(83,041)	2,662	(1,088)	—	(81,467)

Cash flows from financing activities:
Principal payments on long-term debt	(10,000)	(2,479)	—	—	(12,479)
Payment of deferred financing costs	(159)	—	—	—	(159)

Net cash used in financing activities	(10,159)	(2,479)	—	—	(12,638)

Cash and cash equivalents:
Increase (decrease) in cash and cash equivalents	(19,611)	5	—	10	(19,596)

Balance, beginning of period	87,787	—	—	(10)	87,777

Balance, end of period	$68,176	$5	$—	$—	$68,181

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

•	22 food and beverage outlets featuring signature chefs, including the AAA Five Diamond and Mobil Five Star award-winning restaurant, Alex;

•	A Ferrari and Maserati automobile dealership;

•	Approximately 74,000 square feet of high-end, brand-name retail shopping, including stores and boutiques featuring Brioni, Chanel, Dior, Graff, Jean-Paul Gaultier, Louis Vuitton, and Manolo Blahnik;

•	Recreation and leisure facilities, including an 18-hole golf course, five swimming pools, private cabanas and full service spa and salon; and

•	Two showrooms, a nightclub and lounge entertainment.

In March 2007, we remodeled the Le Rêve Theatre to enhance the customer experience. The theatre went from 2,087 to 1,606 seats providing additional room for guests and a more intimate experience. The remodel effort lasted approximately 30 days from March 6, 2007 through April 4, 2007, during which time there were no performances of Le Rêve. Also, in March 2007, we commenced performances of “Monty Python’s Spamalot” in our Grail Theatre.

The resort, which is located at the intersection of the Las Vegas Strip and Sands Avenue, occupies approximately 217 acres of land fronting the Las Vegas Strip and approximately 18 additional acres across Sands Avenue, a portion of which is utilized for employee parking.

Encore at Wynn Las Vegas

We are constructing Encore on approximately 20 acres on the Las Vegas Strip, immediately adjacent to Wynn Las Vegas. Encore’s current plans include a 2,034 all-suite hotel tower fully integrated with Wynn Las Vegas, an approximately 72,000 square foot casino, additional convention and meeting space, as well as restaurants, a nightclub, swimming pools, a spa and salon and retail outlets. We continue to refine the final design of Encore. Encore is expected to open in early 2009. Our project budget is currently estimated at approximately $2.2 billion, consisting of approximately $2.1 billion for Encore and approximately $100 million for an employee parking garage on our Koval property, an associated pedestrian bridge and costs incurred in connection with the theatre remodeling and production of “Monty Python’s Spamalot” at Wynn Las Vegas, which opened in March 2007.

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

We recorded net income for the three and six months ended June 30, 2007 of $45.4 million and $82.9 million, respectively, which represents a $45.9 million increase and an $83.9 million increase, respectively, from the net losses incurred during the three and six month periods of 2006. These increases are due to a significant increase in revenues and operating income primarily related to our casino operations.

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

Financial results for the three months ended June 30, 2007 compared to the three months ended June 30, 2006.

Revenues

Net revenues for the three months ended June 30, 2007 are comprised of $159.4 million in casino revenues (47.6% of total net revenues) and $175.8 million of net non-casino revenues (52.4% of total net revenues). Net revenues for the three months ended June 30, 2006 were comprised of $113.5 million in casino revenues (41.5% of total net revenues) and $160.1 million of net non-casino revenues (58.5% of total net revenues). We believe the quality of our resort’s non-casino amenities, combined with providing guests an unparalleled total resort experience, has driven a premium in ADR and other non-gaming revenues as well as increased the length of casino play.

Casino revenues are comprised of the net win from our table games and slot machine operations. Casino revenues for the three months ended June 30, 2007 of approximately $159.4 million represent approximately a $45.9 million (or 40.4%) increase from casino revenues of $113.5 million for the three months ended June 30, 2006. During the three months ended June 30, 2007, we experienced a 20.5% increase in drop and the average table games win percentage (before discounts) of 24.2% was slightly above the expected range of 21% to 24%. Table games win percentage was 19.8% for the three months ended June 30, 2006. Slot handle at Wynn Las Vegas increased 7.6% during the three months ended June 30, 2007 as compared to 2006, and the slot win percentage was within the expected range of 4.5% to 5.5%.

For the three months ended June 30, 2007, room revenues were approximately $74.4 million, which represents a $5.2 million (or 7.6%) increase over the $69.2 million generated in the three months ended June 30, 2006. This increase is due to an increase in both occupancy and average daily rate as compared to the prior year. See the table below for key operating measures related to room revenue.

	Three Months Ended June 30,
	2007	2006
Average Daily Rate	$311	$293
Occupancy	97.0%	95.7%
REVPAR	$301	$280

Other non-casino revenues for the three months ended June 30, 2007 include: food and beverage revenues of approximately $82.1 million, retail revenues of approximately $22.9 million, entertainment revenues of approximately $18.7 million, and other revenues from outlets, including the spa and salon, of approximately $13 million. Other non-gaming revenues for the three months ended June 30, 2006 included food and beverage revenues of approximately $77.7 million, retail revenues of approximately $19.3 million, entertainment revenues of approximately $17.1 million, and other revenues from outlets, including the spa and salon, of approximately $13.2 million.

Departmental, Administrative and Other Expenses

During the three months ended June 30, 2007, departmental expenses included casino expenses of $65.1 million, rooms expenses of $19.2 million, food and beverage expenses of $50.4 million, and entertainment, retail and other expenses of $37 million. Also included are general and administrative expenses of approximately $49.6 million and approximately $7.6 million charged as a provision for doubtful accounts receivable. During the three months ended June 30, 2006, departmental expenses included casino expenses of $57.9 million, room expenses of $18.1 million, food and beverage expenses of $49.4 million, and entertainment, retail and other expenses of $34.1 million. Also included are general and administrative expenses of approximately $44.2 million and approximately $3.7 million charged as a provision for doubtful accounts receivable. The increase in expenses is commensurate with the increase in revenues.

Management fees

Since opening Wynn Las Vegas, management fees payable to Wynn Resorts for certain corporate management services have been charged and accrued at a rate equal to 1.5% of revenues. These fees will be paid upon meeting certain leverage ratios and satisfying certain other criteria set forth in our Credit Facilities. Management fees accrued for the quarter ended June 30, 2007 were $5 million, compared to $4.1 million for the quarter ended June 30, 2006.

Pre-opening costs

Pre-opening costs for the three months ended June 30, 2007 were $818,000 compared to $176,000 for the three months ended June 30, 2006. Pre-opening costs for the three months ended June 30, 2007 were incurred with the development of Encore. As Encore progresses, pre-opening costs related to this project will increase as opening approaches in 2009.

Depreciation and amortization

Depreciation and amortization for the three months ended June 30, 2007 of $36.5 million decreased by $1.1 million when compared to the three months ended June 30, 2006, primarily due to the absence of accelerated amortization that was recorded in 2006 related to the termination of Avenue Q.

Property charges and other

Property charges and other for the three months ended June 30, 2007 was $597,000 compared to $2.4 million for the three months ended June 30, 2006. In response to our evaluation of Wynn Las Vegas and the reactions of our guests, we continue to make enhancements to the property. The costs relating to assets retired as a result of these enhancement and remodel efforts are expensed as property charges.

Other non-operating costs and expenses

Interest income decreased by $2.6 million to $3.5 million for the three months ended June 30, 2007 compared to the three months ended June 30, 2006. This decrease is primarily due to reduced average restricted cash balances during the three months ended June 30, 2007 compared to the prior year’s quarter as a result of spending related to the development and construction of Encore.

Interest expense, net of capitalized interest of $6.2 million, was $22 million for the three months ended June 30, 2007 compared to $30.8 million, net of capitalized interest of $1.1 million during the three months ended June 30, 2006. This decrease is due to lower average debt balances and lower interest rates as a result of the August 2006 bank refinancing and increased capitalized interest of $5.1 million due to the continuing construction costs of Encore. Capitalized interest continues to increase with the ongoing borrowings and construction costs related to Encore.

Our interest rate swaps are accounted for in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended. The fair value of our interest rate swap is recorded as either an asset or liability. Changes in the fair value of our interest rate swaps are recorded as an increase (or decrease) to the swap fair value in each period. We recorded a gain of approximately $411,000 for the three months ended June 30, 2007 resulting from the increase in the fair value of our interest rate swap from March 31, 2007 to June 30, 2007. During the three months ended June 30, 2006 we recorded a gain of $2 million resulting from the increase in the fair value of interest rate swap between March 31, 2006 and June 30, 2006. For further information on our interest rate swaps, see Item 3 – “Quantitative and Qualitative Disclosures about Market Risk”.

Financial results for the six months ended June 30, 2007 compared to the six months ended June 30, 2006.

Revenues

Net revenues for the six months ended June 30, 2007 are comprised of $332.5 million in casino revenues (49.9% of total net revenues) and $333.6 million of net non-casino revenues (50.1% of total net revenues). Net revenues for the six months ended June 30, 2006 were comprised of $240.0 million in casino revenues (43.6% of total net revenues) and $310.9 million of net non-casino revenues (56.4% of total net revenues). We believe the quality of our resort’s non-casino amenities, combined with providing guests an unparalleled total resort experience, has driven a premium in ADR and other non-gaming revenues as well as increased the length of casino play.

Casino revenues for the six months ended June 30, 2007 of approximately $332.5 million represent approximately a $92.4 million (or 38.5%) increase from casino revenues of $240 million for the six months ended June 30, 2006. During the six months ended June 30, 2007, we experienced a 16.3% increase in drop and an increase in the average table games win percentage compared to the first half of the prior year. The average table games win percentage (before discounts) of 25.9% was above the expected range of 21% to 24% for the six months ended June 30, 2007. For the six months ended June 30, 2006, our average table games win percentage (before discounts) was 19.8%. Slot handle at Wynn Las Vegas increased 4.5% during the six months ended June 30, 2007 as compared to June 30, 2006, and the slot win percentage was within the expected range of 4.5% to 5.5%.

For the six months ended June 30, 2007, room revenues were approximately $147.4 million, which represents a $10 million (or 7.3%) increase over the $137.4 million generated in the six months ended June 30, 2006. This increase is due to an increase in both occupancy and average daily rate as compared to the prior year. See the table below for key operating measures related to room revenue.

	Six Months Ended June 30,
	2007	2006
Average Daily Rate	$310	$293
Occupancy	96.6%	95.7%
REVPAR	$300	$280

Other non-casino revenues for the six months ended June 30, 2007 include: food and beverage revenues of approximately $159.5 million, retail revenues of approximately $44.3 million, entertainment revenues of approximately $29.6 million, and other revenues from outlets including the spa and salon, of approximately $25.7 million. Other non-gaming revenues for the six months ended June 30, 2006 included food and beverage revenues of approximately $152.3 million, retail revenues of approximately $36.5 million, entertainment revenues of approximately $37.5 million, and other revenues from outlets, including the spa and salon, of approximately $24.7 million.

Departmental, Administrative and Other Expenses

During the six months ended June 30, 2007, departmental expenses included casino expenses of $137.3 million, rooms expenses of $38.4 million, food and beverage expenses of $99 million, and entertainment, retail and other expenses of $69.1 million. Also included are general and administrative expenses of approximately $101.1 million and approximately $12.6 million charged as a provision for doubtful accounts receivable. During the six months ended June 30, 2006, departmental expenses included casino expenses of $121.2 million, room expenses of $35.1 million, food and beverage expenses of $94.2 million, and entertainment, retail and other expenses of $66.4 million. Also included are general and administrative expenses of approximately $86.4 million and approximately $6.6 million charged as a provision for doubtful accounts receivable. The increase in expenses is commensurate with the increase in revenues.

Management fees

Since opening Wynn Las Vegas, management fees payable to Wynn Resorts for certain corporate management services have been charged and accrued at a rate equal to 1.5% of revenues. These fees will be paid upon meeting certain leverage ratios and satisfying certain other criteria set forth in our Credit Facilities. Management fees accrued for the six months ended June 30, 2007 were $10 million, compared to $8.3 million for the six months ended June 30, 2006.

Pre-opening costs

Pre-opening costs for the six months ended June 30, 2007 were $2.4 million compared to $194,000 for the six months ended June 30, 2006. Pre-opening costs for the six months ended June 30, 2007 were incurred with the opening of the new show “Monty Python’s Spamalot” and the development of Encore. As Encore progresses, pre-opening costs related to this project will increase as opening approaches in 2009.

Depreciation and amortization

Depreciation and amortization for the six months ended June 30, 2007 of $72.6 million decreased by $4 million when compared to the six months ended June 30, 2006, primarily due to the reduced amortization of show production costs and rights with the cancellation of Avenue Q in May 2006.

Contract termination fee

In February 2006, we agreed with the producers of Avenue Q to end their exclusive Las Vegas run at Wynn Las Vegas’ Broadway Theatre at the end of May 2006. To terminate the contract, we paid a termination fee of $5 million.

Property charges and other

Property charges and other for the six months ended June 30, 2007 of $1.7 million decreased by approximately $5.6 million when compared to the six months ended June 30, 2006.

In response to our evaluation of Wynn Las Vegas and the reactions of our guests, we continue to make enhancements to the property. The costs relating to assets retired as a result of these enhancement and remodel efforts are expensed as property charges. During the six months ended June 30, 2007, the $1.7 million incurred primarily related to enhancements we made to the Le Rêve theatre. The $7.3 million incurred in the first half of the prior year related to several projects including the remodeling of six North Fairway Villas, the remodel of a portion of the former baccarat area to feature a casino bar, improved public baccarat space, and private baccarat salons, the remodel of the area of the Wynn retail esplanade formerly occupied by the art gallery at Wynn Las Vegas and the opening of a retail shop dedicated exclusively to selling Rolex watches and a men’s accessories store, and certain enhancements to our spa and salon and certain other areas.

Other non-operating costs and expenses

Interest income decreased by $4.5 million to $7.6 million for the six months ended June 30, 2007 compared to the six months ended June 30, 2006. This decrease is primarily due to reduced average restricted cash balances during the six months ended June 30, 2007 compared to the first half of the prior year as a result of spending related to the development and construction of Encore.

Interest expense, net of capitalized interest of $10.6 million, was $46.4 million for the six months ended June 30, 2007 compared to $62.8 million net of capitalized interest of $1.4 million during the six months ended June 30, 2006. This decrease is due to lower average debt balances and lower interest rates as a result of the August 2006 bank refinancing and increased capitalized interest of $9.2 million due to the continuing construction costs of Encore. Capitalized interest continues to increase with the ongoing borrowings and construction costs related to Encore.

Our interest rate swaps are accounted for in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended. The fair value of our interest rate swap is recorded as either an asset or liability. Changes in the fair value of our interest rate swaps are recorded as an increase (or decrease) in the swap fair value in each period. We recorded an expense of approximately $588,000 for the six months ended June 30, 2007 resulting from the decrease in the fair value of our interest rate swap from December 31, 2006 to June 30, 2007. During the six months ended June 30, 2006 we recorded a gain of $5.3 million resulting from the increase in the fair value of interest rate swap between December 31, 2005 and June 30, 2006. For further information on our interest rate swaps, see Item 3 – “Quantitative and Qualitative Disclosures about Market Risk”.

Liquidity and Capital Resources

Cash Flow from Operations

Our operating cash flows are primarily affected by our operating income generated by Wynn Las Vegas, interest paid, and non-cash charges included in operating income. Net cash provided by operations for the six months ended June 30, 2007 was $172.9 million compared to $74.5 million provided by operations for the six months ended June 30, 2006. This increase is due to the increase in operating income as a result of improved overall operational results especially in the casino department.

Capital Resources

We require a certain amount of cash on hand for operations. As of June 30, 2007, we had approximately $64 million of cash and cash equivalents available for new development activities, general corporate purposes, enhancements to Wynn Las Vegas, and to support the development and construction of Encore. As of June 30, 2007, we had approximately $40.6 million in cash and investments from the proceeds of our debt and equity financings, which is restricted for the following:

•	Construction, development and pre-opening expenses of Encore; and

•	$30 million restricted for the Encore completion guarantee.

Cash equivalents include investments in overnight money market funds. Restricted investments are kept in money market funds or relatively short-term, government-backed, marketable debt securities as required by agreements governing our debt facilities.

Investing Activities

Encore at Wynn Las Vegas

On April 28, 2006, we commenced construction on Encore. We expect to open Encore to the public in early 2009. Design and construction is progressing as expected at Encore. Current construction activities in the various project sections include the following:

The high-rise concrete pours have been completed through the 38th floor deck.

•	The drywall, mechanical, electrical and plumbing rough-in is completed up to the 10th floor and framing is completed up to the 19th floor.

•	Exterior glass installation is complete up to the 26th floor.

•	The low-rise casino concrete pours are complete.

•	The valet under the parking area has been poured and the columns and footings for the back of house basement are substantially complete.

•	The structural steel in the meeting rooms and the structural slab beneath the pool decks is in process.

•	Concrete has been poured for all 10 levels in the employee parking garage and the 10-level guest self park garage is substantially complete.

Our project budget is currently estimated at approximately $2.2 billion, consisting of approximately $2.1 billion for Encore and approximately $100 million for an employee parking garage on our Koval property, an associated pedestrian bridge and costs incurred in connection with the theatre remodeling and production of “Monty Python’s Spamalot” at Wynn Las Vegas. The project is being funded from our existing Credit Facilities and operating cash flow from Wynn Las Vegas. To the extent additional funds are required, we will provide these amounts with additional debt and equity contributions from Wynn Resorts or additional indebtedness to be incurred by Wynn Las Vegas.

On February 27, 2007, we entered into a Design Build Architectural, Engineering and Construction Services Agreement (the “Contract”) with Tutor-Saliba Corporation (“Tutor”) for the design and construction of Encore. The Contract sets forth all of the terms and conditions pursuant to which Tutor will design and construct Encore. In June 2007, we executed the First Amendment to the Contract which set the guaranteed maximum price for construction work covered by the Contract at $1.3 billion. In connection with the execution and delivery of the Contract, Tutor and the Ronald N. Tutor Separate Trust (the “Trust”) have entered into and consented to a Net Worth Agreement pursuant to which (x) the Trust agreed that it will retain its current majority holdings of Tutor and (y) the Trust and Tutor agreed that during the term of the Contract, Tutor will maintain (i) net worth of at least $100 million, and (ii) liquid assets of at least $50 million. As of June 30, 2007, we incurred approximately $567 million of project costs related to the development and construction of Encore and related capital improvements.

The ongoing costs of Encore will be paid with funds from the following sources and in the following order of priority:

•

First, by using agreed amounts of excess cash flow from the operations of Wynn Las Vegas and any debt or equity contributions from Wynn Resorts or proceeds of additional debt financing at Wynn Las Vegas;

•	Second, by using the proceeds of borrowings under the Wynn Las Vegas Credit Facilities;

•	Third, by using the funds from the completion guarantee deposit account.

Wynn Las Vegas

In response to our evaluation of Wynn Las Vegas and the reaction of our guests, we continue to make certain enhancements and refinements to the property. As a result, we have incurred and will continue to incur capital expenditures relating to these enhancements and refinements. Under the terms of the Wynn Las Vegas Credit Facilities, we are permitted to make up to $172.2 million of capital expenditures in 2007, of which we have expended approximately $23.8 million through June 30, 2007. The spending limit may be increased to the extent funds are contributed to Wynn Las Vegas by Wynn Resorts, Limited.

Financing Activities

Wynn Las Vegas and Encore

As of June 30, 2007, our Credit Facilities consist of a $900 million revolving credit facility (the “Revolver”) and $225 million term loan facility (the “Term Loan”).

For borrowings under the Term Loan we have elected, and expect to continue to elect, Eurodollar loans which bear interest at the 1-month LIBOR rate and include a margin of 1.875% on that outstanding balance. We have a $200 million notional amount interest rate swap to essentially fix the interest on $200 million of this Term Loan. (For further information, see Item 3. “Quantitative and Qualitative Discussions about Market Risk”.)

As of June 30, 2007, there are no borrowings outstanding under the Revolver. Consequently, $900 million remains available under the Revolver for future borrowings for the construction of Encore or for other uses as necessary. For borrowings under the Revolver, we have elected, and expect to continue to elect, Eurodollar loans, which bear interest at the 1-month LIBOR rate and currently include a margin of 1.625% on the outstanding balance. After opening Encore, the margin will fluctuate between a range of 1.0% to 1.75%, depending on our leverage ratio. In addition to interest, we also pay quarterly in arrears, an annual rate of 0.375% on the daily average of unborrowed availability under the Revolver. After the opening of Encore, the annual fee that we will be required to pay for unborrowed availability under the Revolver will be based on our leverage ratio and will range from an annual rate of 0.25% to 0.50%.

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

In April 2007, we amended our Credit Facilities to: (a) have the Final Completion as defined, be deemed satisfied for Wynn Las Vegas with the resulting release of (i) all amounts in excess of $30 million, which amount must remain for Encore, from the Completion Guaranty Deposit; ($24.6 million), and (ii) the balance of funds in the Project Liquidity Reserve Account ($32.8 million), (b) increase the permitted expenditures for Encore from $300 million to $500 million prior to the execution of a guaranteed maximum price contract, and (c) permit the issuance of up to $500 million of unsecured debt as and when permitted under the indenture governing the First Mortgage Notes.

$44.75 Million Note Payable

On March 30, 2007, World Travel, LLC, a subsidiary of Wynn Las Vegas, refinanced the $44.75 million note payable. The new loan has a principal balance of $42 million and is due April 1, 2017. The loan is guaranteed by Wynn Las Vegas, LLC and secured by a first priority security interest in one of our two aircraft. Principal and interest are due quarterly with a balloon payment of $28 million due at maturity. Interest is calculated at the 90-day LIBOR rate plus 125 basis points. In connection with this transaction, we incurred a loss from extinguishment of debt of $157,000 related to the write-off of unamortized debt issue costs associated with the original loan.

Contractual Obligations and Off-Balance Sheet Arrangements

There have been no material changes during the six months ended June 30, 2007 to our contractual obligations or off-balance sheet arrangements as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006. However, in June 2007, we amended our Contract with Tutor for the construction of Encore which set the guaranteed maximum price for construction work covered by the Contract at $1.3 billion.

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

If completion of Encore is delayed, then our debt service obligations accruing prior to the actual opening will increase correspondingly. We intend to fund our operations and capital requirements from operating cash flow and remaining availability under our Credit Facilities. We cannot assure you, however, that Wynn Las Vegas will generate sufficient cash flow from operations or that future borrowings available to us under the Credit Facilities will be sufficient to enable us to service and repay Wynn Las Vegas, LLC’s indebtedness and to fund its other liquidity needs. We may refinance all or a portion of our indebtedness on or before maturity. We cannot assure you that we will be able to refinance any of the indebtedness on acceptable terms.

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

Critical Accounting Policies and Estimates

A description of our critical accounting policies is included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2006. Other than some additional information related to the allowance for estimated doubtful accounts receivable below, there have been no material change to these policies for the six months ended June 30, 2007.

Allowance for Estimated Doubtful Accounts Receivable

A substantial portion of our outstanding receivables relates to casino credit play. Credit play, through the issuance of markers, represents a significant portion of the table games volume at Wynn Las Vegas. We maintain strict controls over the issuance of credit and aggressively pursue collection from those customers who fail to pay their balances in a timely fashion. These collection efforts may include the mailing of statements and delinquency notices, personal contacts, the use of outside collection agencies, and litigation. Markers are generally legally enforceable instruments in the United States. Markers are not legally enforceable instruments in some foreign countries, but the United States assets of foreign customers may be used to satisfy judgments entered in the United States. As of June 30, 2007 and December 31, 2006, approximately 50% and 55%, respectively, of our casino accounts receivable were owed by customers from foreign countries, primarily in Asia. The collectibility of markers given by foreign customers is affected by a number of factors including changes in currency exchange rates and economic conditions in the customers’ home countries.

We regularly evaluate our reserve for bad debts based on a specific review of customer accounts as well as management’s prior experience with collection trends in the casino industry and current economic and business conditions.

The following table presents key statistics related to our casino accounts receivables (amounts in thousands):

	June 30, 2007	December 31, 2006
Casino accounts receivables	$107,144	$133,985
Allowance for doubtful casino accounts receivable	45,141	$34,683
Allowance as a percentage of casino accounts receivable	42.1%	25.9%
Percentage of casino accounts receivable outstanding over 180 days	28.4%	15.4%

The increase in the allowance for doubtful accounts as a percentage of casino accounts receivable is due to a normal increase in casino accounts receivable outstanding over 180 days. While collection efforts remain active, it is our current policy to fully reserve all accounts over one year old. As our customer payment experience evolves, we will continue to refine our estimated reserve for bad debts. Accordingly, the associated provision for doubtful accounts charge may fluctuate. Because individual customer account balances can be significant, the reserve and the provision can change significantly between periods, as information about a certain customer becomes known or as changes in a region’s economy or legal system occur.

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

As of June 30, 2007, we have one interest rate swap arrangement to hedge the underlying interest rate risk on a total of $200 million of borrowings under the Term Loan, which bears interest at LIBOR plus 1.875%. Under this interest rate swap arrangement, we receive payments at a variable rate of LIBOR and pay a fixed rate of 3.793% on the $200 million notional amount which expires on December 31, 2008. Although this interest rate swap is highly effective economically in fixing the interest rate on this borrowing under the Term Loan at approximately 5.7%, changes in fair value of our interest rate swap for each reporting period are, and will continue to be, recorded as an increase/(decrease) in swap fair value as the swap does not qualify for hedge accounting.

Summary of Historical Fair Values

As of June 30, 2007 and December 31, 2006, our interest rate swap had an approximate asset fair value of $4.2 million and $4.8 million, respectively. The fair value approximates the amount we would receive if this contract were settled at the valuation date. Fair value is estimated based upon current, and predictions of future, interest rate levels along a yield curve, the remaining duration of the instruments and other market conditions, and therefore, is subject to significant estimation and a high degree of variability of fluctuation between periods.

Interest Rate Sensitivity

As of June 30, 2007, approximately 96% of our long-term debt was based on fixed rates, including the notional amount related to our interest rate swap. Based on our borrowings as of June 30, 2007, an assumed 1% change in variable rates would cause our annual interest cost to change by approximately $670,000.

Item 4. Controls and Procedures

(a) Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective, at the reasonable assurance level, in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the six months ended June 30, 2007 to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1A. Risk Factors

A description of our risk factors can be found in Item IA of our Annual Report on Form 10-K for the year ended December 31, 2006. There were no material changes to those risk factors during the six months ended June 30, 2007.

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

Item 6. Exhibits

(a) Exhibits

EXHIBIT INDEX

Exhibit No.	Description

3.1	Second Amended and Restated Articles of Organization of Wynn Las Vegas, LLC (1).

3.2	Second Amended and Restated Operating Agreement of Wynn Las Vegas, LLC (1).

*10.1	First Amendment to Amended and Restated Credit Agreement dated April 9, 2007 among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., Wynn Show Performers, LLC, Wynn Golf, LLC, Wynn Sunrise, LLC, World Travel, LLC, Kevyn, LLC, Las Vegas Jet, LLC, and Deutsche Bank Trust Company Americas, as Administrative Agent on behalf of the several banks and other financial institutions or entities from time to time party to Wynn Las Vegas LLC’s Amended and Restated Credit Agreement, dated as of August 15, 2006.

*10.2	Fifth Amendment to Master Disbursement Agreement, dated as of April 9, 2007 among Wynn Las Vegas, LLC and Deutsche Bank Trust Company Americas.

*31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a – 14(a) and Rule 15d – 14(a).

*31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a – 14(a) and Rule 15d – 14(a).

*32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350.

*	Filed herewith.
(1)	Previously filed with the Registration Statement on Form S-4 filed by the Registrant on April 13, 2005 (File No. 333-124052) and incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WYNN LAS VEGAS

Dated: August 9, 2007	By:	/s/ DAVID SISK
David Sisk
Senior Vice President and Chief Financial Officer (Principal Financial Officer)