Form 10-Q
period 2007-09-30
WYNN LAS VEGAS LLC
filed 2007-11-09
CIK 1180638

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Wynn Resorts Holdings, LLC owns all of the membership interests of the Registrant as of November 9, 2007.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands)

	September 30, 2007	December 31, 2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$62,772	$93,820
Restricted cash and investments	16,113	24,621
Receivables, net	94,751	120,489
Inventories	53,389	49,451
Prepaid expenses and other	22,617	21,602

Total current assets	249,642	309,983
Restricted cash and investments	30,696	172,896
Note receivable from Wynn Resorts, Limited	86,879	82,379
Property and equipment, net	2,826,059	2,419,161
Intangibles assets, net	26,310	28,202
Deferred financing costs, net	39,868	45,385
Deposits and other assets	67,789	56,374
Investment in unconsolidated affiliates	5,005	5,508

Total assets	$3,332,248	$3,119,888

LIABILITIES AND MEMBER’S EQUITY
Current liabilities:
Current portion of long-term debt	$1,050	$5,309
Accounts payable	33,566	28,459
Accrued interest	30,314	8,850
Accrued compensation and benefits	44,872	37,298
Other accrued expenses	19,258	21,861
Customer deposits and other liabilities	71,469	63,549
Due to affiliates, net	62,790	33,195

Total current liabilities	263,319	198,521
Long-term debt	1,656,726	1,647,092
Due to affiliates, net	63,119	31,505

Total liabilities	1,983,164	1,877,118

Commitments and contingencies (Note 8)

Member’s equity:
Contributed capital	1,460,398	1,453,918
Accumulated deficit	(111,314)	(211,148)

Total member’s equity	1,349,084	1,242,770

Total liabilities and member’s equity	$3,332,248	$3,119,888

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Operating revenues:
Casino	$149,856	$131,850	$482,337	$371,891
Rooms	68,000	64,313	215,387	201,712
Food and beverage	72,789	69,278	232,279	221,598
Entertainment, retail and other	52,287	44,808	151,837	143,482

Gross revenues	342,932	310,249	1,081,840	938,683
Less: promotional allowances	(37,134)	(37,021)	(109,927)	(114,532)

Net revenues	305,798	273,228	971,913	824,151

Operating costs and expenses:
Casino	64,989	60,468	202,320	181,624
Rooms	19,317	17,700	57,765	52,825
Food and beverage	46,545	45,334	145,513	139,516
Entertainment, retail and other	37,781	31,058	106,887	97,432
General and administrative	49,284	44,707	150,383	131,116
Provision for doubtful accounts	3,943	4,805	16,575	11,403
Management fees	4,588	4,091	14,610	12,377
Pre-opening costs	1,423	982	3,774	1,176
Depreciation and amortization	39,881	36,225	112,468	112,793
Contract termination fee	—	—	—	5,000
Property charges and other	2,404	5,739	4,105	13,064

Total operating costs and expenses	270,155	251,109	814,400	758,326

Equity in income from unconsolidated affiliates	160	321	724	1,003

Operating income	35,803	22,440	158,237	66,828

Other income (expense):
Interest and other income	2,604	5,829	10,246	17,934
Interest expense, net	(19,302)	(29,150)	(65,707)	(91,964)
Increase (decrease) in swap fair value	(2,197)	(4,225)	(2,785)	1,105
Loss from extinguishment of debt	—	(10,758)	(157)	(10,758)

Other income (expense), net	(18,895)	(38,304)	(58,403)	(83,683)

Net income (loss)	$16,908	$(15,864)	$99,834	$(16,855)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$99,834	$(16,855)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	112,468	112,793
Stock-based compensation	6,480	5,918
Loss on extinguishment of debt	157	10,758
Amortization and writeoff of deferred financing costs and other	7,676	12,184
Equity in income of unconsolidated affiliates, net of distributions	503	(754)
Provision for doubtful accounts	16,575	11,403
Property charges and other	4,105	13,064
(Increase) decrease in swap fair value	2,785	(1,105)
Increase (decrease) in cash from changes in:
Receivables	4,663	(21,832)
Inventories and prepaid expenses and other	(4,953)	(4,981)
Accounts payable and accrued expenses	39,462	6,078
Due to affiliates, net	731	12,377

Net cash provided by operating activities	290,486	139,048

Cash flows from investing activities:
Capital expenditures, net of construction payables	(444,769)	(163,636)
Restricted cash and investments	150,708	138,265
Purchase of intangibles and other assets	(24,303)	(20,423)
Due to affiliates, net	(8,545)	4,961

Net cash used in investing activities	(326,909)	(40,833)

Cash flows from financing activities:
Principal payments of long-term debt	(128,101)	(413,744)
Proceeds from issuance of long-term debt	133,476	313,629
Proceeds from termination of interest rate swap	—	6,605
Deferred financing costs	—	(4,572)

Net cash provided by (used in) financing activities	5,375	(98,082)

Cash and cash equivalents:
Increase (decrease) in cash and cash equivalents	(31,048)	133
Balance, beginning of period	93,820	87,777

Balance, end of period	$62,772	$87,910

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization and Basis of Presentation

Organization

Wynn Las Vegas, LLC was formed on April 17, 2001 as a Nevada limited liability company. Originally named Hotel A, LLC, its name was changed to Wynn Las Vegas, LLC on May 15, 2002. Unless the context otherwise requires, all references herein to the “Company” refer to Wynn Las Vegas, LLC, a Nevada limited liability company and its consolidated subsidiaries, including for periods when the Company was named Hotel A, LLC. The sole member of the Company is Wynn Resorts Holdings, LLC (“Holdings”). The sole member of Holdings is Wynn Resorts, Limited (“Wynn Resorts”). The Company was organized primarily to construct and operate “Wynn Las Vegas,” a destination resort and casino on “the Strip” in Las Vegas, Nevada. Wynn Las Vegas opened to the public on April 28, 2005. In addition, the Company is constructing “Encore at Wynn Las Vegas” or “Encore.” Encore will be fully integrated with Wynn Las Vegas and is expected to open to the public in early 2009.

Wynn Las Vegas Capital Corp. (“Wynn Capital”) is a wholly owned subsidiary of the Company incorporated on June 3, 2002, solely for the purpose of obtaining financing for Wynn Las Vegas. Wynn Capital is authorized to issue 2,000 shares of common stock, par value $0.01. As of September 30, 2007, Wynn Las Vegas, LLC owned the one share that was issued and outstanding. Wynn Capital has neither any significant net assets nor has had any operating activity. Its sole function is to serve as the co-issuer of the mortgage notes described below. Wynn Las Vegas, LLC and Wynn Capital together are hereinafter referred to as the “Issuers”.

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

The accompanying condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results for the interim periods have been made. The results for the three and nine months ended September 30, 2007 are not necessarily indicative of results to be expected for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

2. Summary of Significant Accounting Policies

Accounts receivable and credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of casino accounts receivable. The Company issues credit in the form of “markers” to approved casino customers following investigations of creditworthiness. As of September 30, 2007 and December 31,

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

2006, approximately 50% and 55%, respectively, of the Company’s markers were due from customers residing in foreign countries, primarily in Asia. Business or economic conditions or other significant events in these countries could affect the collectibility of such receivables.

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

The retail value of accommodations, food and beverage, and other services furnished to guests without charge is included in gross revenue and then deducted as promotional allowances. The estimated cost of providing such promotional allowances for the three and nine months ended September 30, 2007 and 2006 is primarily included in casino expenses as follows (amounts in thousands):

	Three Months Ended September 30,		Nine months Ended September 30,
	2007	2006	2007	2006
Rooms	$6,044	$6,530	$18,028	$18,574
Food & beverage	12,929	12,930	38,726	42,162
Entertainment, retail and other	2,638	2,112	6,582	6,868

Total	$21,611	$21,572	$63,336	$67,604

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Advertising costs

The Company expenses advertising costs the first time the advertising takes place. Advertising costs incurred in development periods are included in pre-opening costs. Once a project is completed, advertising costs are included in general and administrative expenses. For the three months ended September 30, 2007 and 2006, advertising costs totaled approximately $3 million and $3.7 million, respectively. For the nine months ended September 30, 2007 and 2006, advertising costs totaled approximately $14.4 million and $14.5 million, respectively.

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

3. Supplemental Disclosure of Cash Flow Information

Interest paid for the nine months ended September 30, 2007 and 2006 totaled approximately $59 million and $66.5 million, respectively. Interest capitalized for the nine months ended September 30, 2007 and 2006 totaled approximately $20.1 million and $3.6 million, respectively.

Stock-based compensation related to employees dedicated to the construction of Wynn Las Vegas and Encore that was capitalized into construction in progress for the nine months ended September 30, 2007 and 2006 totaled approximately $569,000 and $1 million, respectively.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

During the nine months ended September 30, 2007 and 2006, capital expenditures includes an approximately $68.5 million increase and a $7.9 million decrease, respectively, in construction payables and retention recorded through amounts due to affiliates.

4. Receivables, net

Receivables, net consisted of the following (amounts in thousands):

	September 30, 2007	December 31, 2006
Casino	$115,735	$133,985
Hotel	15,317	12,154
Other	10,580	9,352

	141,632	155,491
Less: allowance for doubtful accounts	(46,881)	(35,002)

	$94,751	$120,489

5. Property and Equipment, net

Property and equipment, net consisted of the following (amounts in thousands):

	September 30, 2007	December 31, 2006
Land and improvements	$603,837	$603,290
Buildings and improvements	1,204,551	1,164,947
Airplanes	44,254	44,254
Furniture, fixtures and equipment	644,045	614,676
Construction in progress	642,671	214,574

	3,139,358	2,641,741
Less: accumulated depreciation	(313,299)	(222,580)

	$2,826,059	$2,419,161

As of September 30, 2007 and December 31, 2006, construction in progress includes interest and other costs capitalized in conjunction with Encore.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

6. Long-Term Debt

Long-term debt consisted of the following (amounts in thousands):

	September 30, 2007	December 31, 2006
6 5/8% First Mortgage Notes, due December 1, 2014	$1,300,000	$1,300,000
$900 million Revolving Credit Facility; due August 15, 2011; interest at LIBOR plus 1.625%	91,476	88,892
$225 million Term Loan Facility; $112.5 million due September 30, 2012 with remaining $112.5 million due August 15, 2013; interest at LIBOR plus 1.875%	225,000	225,000
$44.75 million note payable; due March 31, 2010; interest at LIBOR plus 2.375%	—	38,509
$42 million note payable; due April 1, 2017; interest at LIBOR plus 1.25%	41,300	—

	1,657,776	1,652,401
Current portion of long-term debt	(1,050)	(5,309)

	$1,656,726	$1,647,092

Credit Facilities

In April 2007, the Company amended its $900 million Revolving Credit Facility and its $225 million Term Loan Facility (together the “Wynn Las Vegas Credit Facilities,” or the “Credit Facilities”) to: (a) have the Final Completion as defined in the Credit Facilities, be deemed satisfied for Wynn Las Vegas with the resulting release of (i) all amounts in excess of $30 million from the Completion Guaranty Deposit; ($24.6 million), and (ii) the balance of funds in the Project Liquidity Reserve Account ($32.8 million), (b) increase the permitted expenditures for Encore from $300 million to $500 million prior to the execution of a guaranteed maximum price contract, and (c) permit the issuance of up to $500 million of unsecured debt as and when permitted under the indenture governing the First Mortgage Notes.

In October 2007, the Company amended the Wynn Las Vegas Credit Facilities to (a) permit the issuance of up to $500 million of secured indebtedness, (b) remove certain language related to the inter-company loan made by Wynn Las Vegas to Wynn Resorts (Macau) S.A. and (c) amend certain provisions governing Wynn Las Vegas’ insurance related obligations. Also in October 2007, pursuant to the Wynn Las Vegas Credit Facilities, Wynn Las Vegas entered into a pre-agreed upon form of Amended and Restated Master Disbursement Agreement with Deutsche Bank Trust Company Americas as Bank Agent and Disbursement Agent.

$44.75 Million Note Payable

On March 30, 2007, World Travel, LLC, a subsidiary of Wynn Las Vegas, refinanced the $44.75 million note payable. The new loan has a principal balance of $42 million and is due April 1, 2017. The loan is guaranteed by Wynn Las Vegas, LLC and secured by a first priority security interest in one of the Company’s aircrafts. Principal and interest are due quarterly with a balloon payment of $28 million due at maturity. Interest is calculated at 90-day LIBOR plus 125 basis points. In connection with this transaction, the Company incurred a loss from extinguishment of debt of $157,000 related to the write-off of unamortized debt issue costs associated with the original loan.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Debt Covenant Compliance

As of September 30, 2007, the Company was in compliance with all covenants governing the Company’s debt facilities.

7. Related Party Transactions, net

Note Receivable from Wynn Resorts, Limited

On August 15, 2005, the Company loaned $80 million to Wynn Resorts who then loaned those funds through its subsidiaries to Wynn Macau, S.A. as part of the financing of Wynn Macau, Wynn Resorts’ casino resort facility in the Macau Special Administrative Region of the People’s Republic of China (“Macau”), which opened to the public on September 6, 2006. Wynn Macau, S.A. repaid to Wynn Resorts all amounts outstanding in November 2006. Interest accrues at 7.5% per annum. Unpaid principal and interest is due at maturity on August 15, 2012. Included in the balances as of September 30, 2007 and December 31, 2006, was approximately $6.9 million and $2.4 million, respectively, of accrued interest receivable related to this note.

Amounts Due to Affiliates, net

As of September 30, 2007, the Company’s net due to affiliates was primarily comprised of construction payables of approximately $66.6 million, construction retention of approximately $30.8 million, a management fee of approximately $42.5 million (equal to 1.5% of revenues and payable upon meeting certain leverage ratios as specified in the documents governing the Company’s Credit Facilities), and other net amounts receivable from affiliates totaling $14 million (including corporate allocations discussed below).

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

Corporate Allocations

The accompanying condensed consolidated statements of operations include allocations from Wynn Resorts for legal, accounting, human resource, information services, real estate, and other corporate support services. The corporate support service allocations have been determined on a basis that Wynn Resorts and the Company consider to be a reasonable estimate of the utilization of services provided or the benefit received by the Company. The allocation methods include specific identification, relative cost, square footage and headcount. Wynn Resorts maintains corporate offices at Wynn Las Vegas without charge from the Company. The Company settles these corporate allocation charges with Wynn Resorts on a periodic basis as discussed in “Amounts Due to Affiliates, Net” above. During the three months ended September 30, 2007 and 2006, approximately $5.6 million and $4.6 million, respectfully, was charged to the Company for such allocations. During the nine months ended September 30, 2007 and 2006, approximately $16.4 million and $12 million, respectively, was charged to the Company for such corporate allocations.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Amounts due to Officers, net

The Company periodically provides services to Stephen A. Wynn, Chairman of the Board, Chief Executive Officer and one of the principal stockholders of Wynn Resorts (“Mr. Wynn”), and certain other executive officers of Wynn Resorts, including household services, construction work and other personal services. The cost of these services is transferred to Wynn Resorts on a periodic basis. Mr. Wynn and these other officers have amounts on deposit with Wynn Resorts to prepay any such items, which are replenished on an ongoing basis as needed. As of September 30, 2007 and December 31, 2006, Wynn Resorts owed Mr. Wynn and the other officers approximately $326,000 and $315,000, respectively.

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

The project budget for Encore is approximately $2.2 billion, consisting of approximately $2.1 billion for Encore and approximately $100 million for an employee parking garage on the Koval property, an associated pedestrian bridge and costs incurred in connection with the theatre remodeling and production of “Monty Python’s Spamalot” at Wynn Las Vegas. The project is being funded from the Company’s existing Credit Facilities and operating cash flow from Wynn Las Vegas. To the extent additional funds are required, the Company will provide these amounts with additional debt and equity contributions by Wynn Resorts or additional indebtedness to be incurred by Wynn Las Vegas.

On February 27, 2007, the Company entered into a Design Build Architectural, Engineering and Construction Services Agreement (the “Contract”) with Tutor-Saliba Corporation (“Tutor”) for the design and construction of Encore. The Contract sets forth all of the terms and conditions pursuant to which Tutor will design and construct Encore. In June 2007, the Company executed the First Amendment to the Contract which set the guaranteed maximum price for construction work covered by the Contract at $1.3 billion. In connection with the execution and delivery of the Contract, Tutor and the Ronald N. Tutor Separate Trust (the “Trust”) have entered into and consented to a Net Worth Agreement pursuant to which (x) the Trust agreed that it will retain its current majority holdings of Tutor and (y) the Trust and Tutor agreed that during the term of the Contract, Tutor will maintain (i) net worth of at least $100 million, and (ii) liquid assets of at least $50 million. Through September 30, 2007, the Company incurred approximately $775.8 million of project costs related to the development and construction of Encore and related capital improvements.

Completion Guarantee and Liquidity Reserve. As part of the Wynn Las Vegas financing, the Company contributed $50 million of the net proceeds of the initial public offering of Wynn Resorts’ common stock to Wynn Completion Guarantor, LLC, a special purpose subsidiary of Wynn Las Vegas, LLC formed in October 2002 and deposited those funds into a completion guarantee deposit account to secure completion of Wynn Las Vegas. As referenced in Note 6, in April 2007, all amounts in excess of $30 million were released as a result of the April 2007 amendment to the Credit Facilities. The remaining $30 million is retained as Encore’s completion guarantee.

The Company also deposited $30 million from the net proceeds of the initial public offering of the Company’s common stock into a liquidity reserve account to secure the completion and opening of Wynn Las Vegas. All funds in this account were released as a result of the April 2007 amendment to the Credit Facilities.

The released funds from the completion guarantee and the liquidity reserve are expected to be applied to construction costs to be incurred in connection with Encore.

Litigation

The Company does not have any material litigation as of September 30, 2007.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

9. Subsequent Event

6 5/8 First Mortgage Notes

On November 6, 2007, the Issuers completed a private offering of $400 million aggregate principal amount of their 6 5/8% First Mortgage Notes due 2014 at a price of 97.25% of the principal amount. The notes were issued under the same indenture as the 6 5/8% First Mortgage Notes previously issued by the Issuers.

The notes rank pari passu with, and will vote on any matter submitted to noteholders with, the previously issued 6 5/8% First Mortgage Notes The notes are senior secured obligations of the Issuers, are guaranteed by Wynn Las Vegas, LLC’s subsidiaries (subject to some exceptions), and are secured by a first priority lien on substantially all of the existing and future assets of the Issuers and guarantors.

The notes have not been registered under the Securities Act of 1933 or under any state securities laws. Therefore, the Issuers may not offer or sell the notes within the United States to, or for the account or benefit of, any United States person unless the offer or sale would qualify for a registration exemption from the Securities Act and applicable state securities laws. The Issuers have agreed to make an offer to exchange the notes for registered, publicly traded notes that have substantially identical terms as the notes.

10. Consolidating Financial Information of Guarantors and Issuers

The following consolidating information relates to the Issuers of the First Mortgage Notes and their guarantor subsidiaries (World Travel, LLC; Las Vegas Jet, LLC; Wynn Show Performers, LLC; Wynn Golf, LLC; Kevyn, LLC; and Wynn Sunrise, LLC) and non-guarantor subsidiary (Wynn Completion Guarantor, LLC) as of September 30, 2007 and December 31, 2006, and for the three and nine months ended September 30, 2007 and 2006.

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

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONSOLIDATING BALANCE SHEET INFORMATION

AS OF SEPTEMBER 30, 2007

(amounts in thousands)

(unaudited)

	Issuers	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminating Entries	Total
ASSETS
Current assets:
Cash and cash equivalents	$62,770	$2	$—	$—	$62,772
Restricted cash and investments	16,113	—	—	—	16,113
Receivables, net	94,748	3	—	—	94,751
Inventories	53,389	—	—	—	53,389
Prepaid expenses and other	22,230	387	—	—	22,617

Total current assets	249,250	392	—	—	249,642
Restricted cash and investments	—	—	30,696	—	30,696
Note receivable from Wynn Resorts, Limited.	86,879	—	—	—	86,879
Property and equipment, net	2,621,326	204,733	—	—	2,826,059
Intangible assets, net	20,166	6,144	—	—	26,310
Deferred financing costs, net	39,868	—	—	—	39,868
Deposits and other assets	63,168	4,621	—	—	67,789
Investment in unconsolidated affiliates	(1,173)	5,005	—	1,173	5,005

Total assets	$3,079,484	$220,895	$30,696	$1,173	$3,332,248

LIABILITIES AND MEMBER’S EQUITY
Current liabilities:
Current portion of long-term debt	$—	$1,050	$—	$—	$1,050
Accounts payable	33,365	201	—	—	33,566
Accrued interest	30,314	—	—	—	30,314
Accrued compensation and benefits	43,918	954	—	—	44,872
Other accrued expenses	19,241	17	—	—	19,258
Customer deposits and other liabilities	71,469	—	—	—	71,469
Due to affiliates, net	(123,724)	186,514	—	—	62,790

Total current liabilities	74,583	188,736	—	—	263,319
Long-term debt	1,616,476	40,250	—	—	1,656,726
Due to affiliates, net	39,341	—	23,778	—	63,119

Total liabilities	1,730,400	228,986	23,778	—	1,983,164

Commitments and contingencies

Member’s equity (deficit):
Contributed capital	1,460,398	12,530	—	(12,530)	1,460,398
Accumulated earnings (deficit)	(111,314)	(20,621)	6,918	13,703	(111,314)

Total member’s equity (deficit)	1,349,084	(8,091)	6,918	1,173	1,349,084

Total liabilities and member’s equity	$3,079,484	$220,895	$30,696	$1,173	$3,332,248

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONSOLIDATING BALANCE SHEET INFORMATION

AS OF DECEMBER 31, 2006

(amounts in thousands)

(unaudited)

	Issuers	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminating Entries	Total
ASSETS
Current assets:
Cash and cash equivalents	$93,825	$(5)	$—	$—	$93,820
Restricted cash and investments	24,621	—	—	—	24,621
Receivables, net	120,489	—	—	—	120,489
Inventories	49,451	—	—	—	49,451
Prepaid expenses and other	21,204	398	—	—	21,602

Total current assets	309,590	393	—	—	309,983
Restricted cash and investments	118,965	—	53,931	—	172,896
Note receivable from Wynn Resorts, Limited.	82,379	—	—	—	82,379
Property and equipment, net	2,219,360	199,801	—	—	2,419,161
Intangible assets, net	22,058	6,144	—	—	28,202
Deferred financing costs, net	45,215	170	—	—	45,385
Deposits and other assets	56,360	14	—	—	56,374
Investment in unconsolidated affiliates	2,045	5,508	—	(2,045)	5,508

Total assets	$2,855,972	$212,030	$53,931	$(2,045)	$3,119,888

LIABILITIES AND MEMBER’S EQUITY
Current liabilities:
Current portion of long-term debt	$—	$5,309	$—	$—	$5,309
Accounts payable	28,364	95	—	—	28,459
Accrued interest	8,833	17	—	—	8,850
Accrued compensation and benefits	36,235	1,063	—	—	37,298
Other accrued expenses	21,846	15	—	—	21,861
Customer deposits and other liabilities	63,549	—	—	—	63,549
Due to affiliates, net	(161,022)	175,664	18,553	—	33,195

Total current liabilities	(2,195)	182,163	18,553	—	198,521
Long-term debt	1,613,892	33,200	—	—	1,647,092
Due to affiliates, net	1,505	—	30,000	—	31,505

Total liabilities	1,613,202	215,363	48,553	—	1,877,118

Commitments and contingencies

Member’s equity (deficit):
Contributed capital	1,453,918	12,530	—	(12,530)	1,453,918
Accumulated earnings (deficit)	(211,148)	(15,863)	5,378	10,485	(211,148)

Total member’s equity (deficit)	1,242,770	(3,333)	5,378	(2,045)	1,242,770

Total liabilities and member’s equity	$2,855,972	$212,030	$53,931	$(2,045)	$3,119,888

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

THREE MONTHS ENDED SEPTEMBER 30, 2007

(amounts in thousands)

(unaudited)

	Issuers	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminating Entries	Total
Operating revenues:
Casino	$149,856	$—	$—	$—	$149,856
Rooms	68,000	—	—	—	68,000
Food and beverage	72,789	—	—	—	72,789
Entertainment, retail and other	52,447	—	—	(160)	52,287

Gross revenues	343,092	—	—	(160)	342,932
Less: promotional allowances	(37,134)	—	—	—	(37,134)

Net revenues	305,958	—	—	(160)	305,798

Operating costs and expenses:
Casino	64,989	—	—	—	64,989
Rooms	19,317	—	—	—	19,317
Food and beverage	46,545	—	—	—	46,545
Entertainment, retail and other	37,781	—	—	—	37,781
General and administrative	49,726	(282)	—	(160)	49,284
Provision for doubtful accounts	3,943	—	—	—	3,943
Management fees	4,588	—	—	—	4,588
Pre-opening costs	1,423	—	—	—	1,423
Depreciation and amortization	38,656	1,225	—	—	39,881
Property charges and other	2,404	—	—	—	2,404

Total operating costs and expenses	269,372	943	—	(160)	270,155

Equity in income (loss) from unconsolidated affiliates	(1,100)	160	—	1,100	160

Operating income (loss)	35,486	(783)	—	1,100	35,803

Other income (expense):
Interest and other income	2,220	—	384	—	2,604
Interest expense, net	(18,601)	(701)	—	—	(19,302)
Decrease in swap fair value	(2,197)	—	—	—	(2,197)

Other income (expense), net	(18,578)	(701)	384	—	(18,895)

Net income (loss)	$16,908	$(1,484)	$384	$1,100	$16,908

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

THREE MONTHS ENDED SEPTEMBER 30, 2006

(amounts in thousands)

(unaudited)

	Issuers	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminating Entries	Total
Operating revenues:
Casino	$131,850	$—	$—	$—	$131,850
Rooms	64,313	—	—	—	64,313
Food and beverage	69,278	—	—	—	69,278
Entertainment, retail and other	45,129	—	—	(321)	44,808

Gross revenues	310,570	—	—	(321)	310,249
Less: promotional allowances	(37,021)	—	—	—	(37,021)

Net revenues	273,549	—	—	(321)	273,228

Operating costs and expenses:
Casino	60,468	—	—	—	60,468
Rooms	17,700	—	—	—	17,700
Food and beverage	45,334	—	—	—	45,334
Entertainment, retail and other	31,058	—	—	—	31,058
General and administrative	45,047	(19)	—	(321)	44,707
Provision for doubtful accounts	4,805	—	—	—	4,805
Management fees	4,091	—	—	—	4,091
Pre-opening costs	982	—	—	—	982
Depreciation and amortization	34,996	1,229	—	—	36,225
Property charges and other	5,739	—	—	—	5,739

Total operating costs and expenses	250,220	1,210	—	(321)	251,109

Equity in income (loss) from unconsolidated affiliates	(1,028)	321	—	1,028	321

Operating income (loss)	22,301	(889)	—	1,028	22,440

Other income (expense):
Interest and other income	5,129	—	700	—	5,829
Interest expense, net	(28,311)	(839)	—	—	(29,150)
Decrease in swap fair value	(4,225)	—	—	—	(4,225)
Loss on extinguishment of debt	(10,758)	—	—	—	(10,758)

Other income (expense), net	(38,165)	(839)	700	—	(38,304)

Net income (loss)	$(15,864)	$(1,728)	$700	$1,028	$(15,864)

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

NINE MONTHS ENDED SEPTEMBER 30, 2007

(amounts in thousands)

(unaudited)

	Issuers	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminating Entries	Total
Operating revenues:
Casino	$482,337	$—	$—	$—	$482,337
Rooms	215,387	—	—	—	215,387
Food and beverage	232,279	—	—	—	232,279
Entertainment, retail and other	152,561	—	—	(724)	151,837

Gross revenues	1,082,564	—	—	(724)	1,081,840
Less: promotional allowances	(109,927)	—	—	—	(109,927)

Net revenues	972,637	—	—	(724)	971,913

Operating costs and expenses:
Casino	202,320	—	—	—	202,320
Rooms	57,765	—	—	—	57,765
Food and beverage	145,513	—	—	—	145,513
Entertainment, retail and other	106,887	—	—	—	106,887
General and administrative	152,187	(1,080)	—	(724)	150,383
Provision for doubtful accounts	16,575	—	—	—	16,575
Management fees	14,610	—	—	—	14,610
Pre-opening costs	3,774	—	—	—	3,774
Depreciation and amortization	108,220	4,248	—	—	112,468
Property charges and other	4,105	—	—	—	4,105

Total operating costs and expenses	811,956	3,168	—	(724)	814,400

Equity in income (loss) from unconsolidated affiliates	(3,218)	724	—	3,218	724

Operating income (loss)	157,463	(2,444)	—	3,218	158,237

Other income (expense):
Interest and other income	8,706	—	1,540	—	10,246
Interest expense, net	(63,550)	(2,157)	—	—	(65,707)
Decrease in swap fair value	(2,785)	—	—	—	(2,785)
Loss from extinguishment of debt	—	(157)	—	—	(157)

Other income (expense), net	(57,629)	(2,314)	1,540	—	(58,403)

Net income (loss)	$99,834	$(4,758)	$1,540	$3,218	$99,834

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

NINE MONTHS ENDED SEPTEMBER 30, 2006

(amounts in thousands)

(unaudited)

	Issuers	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminating Entries	Total
Operating revenues:
Casino	$371,891	$—	$—	$—	$371,891
Rooms	201,712	—	—	—	201,712
Food and beverage	221,598	—	—	—	221,598
Entertainment, retail and other	144,485	—	—	(1,003)	143,482

Gross revenues	939,686	—	—	(1,003)	938,683
Less: promotional allowances	(114,532)	—	—	—	(114,532)

Net revenues	825,154	—	—	(1,003)	824,151

Operating costs and expenses:
Casino	181,624	—	—	—	181,624
Rooms	52,825	—	—	—	52,825
Food and beverage	139,516	—	—	—	139,516
Entertainment, retail and other	97,432	—	—	—	97,432
General and administrative	133,031	(912)	—	(1,003)	131,116
Provision for doubtful accounts	11,403	—	—	—	11,403
Management fees	12,377	—	—	—	12,377
Pre-opening costs	1,176	—	—	—	1,176
Depreciation and amortization	108,661	4,132	—	—	112,793
Contract termination fee	5,000	—	—	—	5,000
Property charges and other	13,064	—	—	—	13,064

Total operating costs and expenses	756,109	3,220	—	(1,003)	758,326

Equity in income (loss) from unconsolidated affiliates	(2,832)	1,003	—	2,832	1,003

Operating income (loss)	66,213	(2,217)	—	2,832	66,828

Other income (expense):
Interest and other income	16,146	—	1,788	—	17,934
Interest expense, net	(89,561)	(2,403)	—	—	(91,964)
Increase in swap fair value	1,105	—	—	—	1,105
Loss on extinguishment of debt	(10,758)	—	—	—	(10,758)

Other income (expense), net	(83,068)	(2,403)	1,788	—	(83,683)

Net income (loss)	$(16,855)	$(4,620)	$1,788	$2,832	$(16,855)

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONSOLIDATING STATEMENTS OF CASH FLOWS INFORMATION

NINE MONTHS ENDED SEPTEMBER 30, 2007

(amounts in thousands)

(unaudited)

	Issuers	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminating Entries	Total
Cash flows from operating activities:
Net income (loss)	$99,834	$(4,758)	$1,540	$3,218	$99,834
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	108,220	4,248	—	—	112,468
Stock-based compensation	6,480	—	—	—	6,480
Loss on extinguishment of debt	—	157	—	—	157
Amortization and writeoff of deferred financing costs and other	7,663	13	—	—	7,676
Equity in (income) loss from unconsolidated affiliates, net of distributions	3,218	503	—	(3,218)	503
Provision for doubtful accounts	16,575	—	—	—	16,575
Property charges and other	4,105	—	—	—	4,105
Decrease in swap fair value	2,785	—	—	—	2,785
Increase (decrease) in cash from changes in:
Receivables	4,666	(3)	—	—	4,663
Inventories, prepaid expenses and other	(4,964)	11	—	—	(4,953)
Accounts payable, accrued expenses	39,480	(18)	—	—	39,462
Due to affiliates, net	6,161	(5,430)	—	—	731

Net cash provided by (used in) operating activities	294,223	(5,277)	1,540	—	290,486

Cash flows from investing activities:
Capital expenditures, net of construction payables	(435,589)	(9,180)	—	—	(444,769)
Restricted cash and investments	127,473	—	23,235	—	150,708
Purchase of intangibles and other assets	(19,696)	(4,607)	—	—	(24,303)
Due (to) from affiliates	(50)	16,280	(24,775)	—	(8,545)

Net cash provided by (used in) investing activities	(327,862)	2,493	(1,540)	—	(326,909)

Cash flows from financing activities:
Principal payments on long-term debt	(88,892)	(39,209)	—	—	(128,101)
Proceeds from issuance of long-term debt	91,476	42,000	—	—	133,476

Net cash provided by financing activities	2,584	2,791	—	—	5,375

Cash and cash equivalents:
Increase (decrease) in cash and cash equivalents.	(31,055)	7	—	—	(31,048)
Balance, beginning of period	93,825	(5)	—	—	93,820

Balance, end of period	$62,770	$2	$—	$—	$62,772

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONSOLIDATING STATEMENTS OF CASH FLOWS INFORMATION

NINE MONTHS ENDED SEPTEMBER 30, 2006

(amounts in thousands)

(unaudited)

	Issuers	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminating Entries	Total
Cash flows from operating activities:
Net income (loss)	$(16,855)	$(4,620)	$1,788	$2,832	$(16,855)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	108,661	4,132	—	—	112,793
Stock-based compensation	5,918	—	—	—	5,918
Loss on extingquishment of debt	10,758	—	—	—	10,758
Amortization and writeoff of deferred financing costs and other	12,145	39	—	—	12,184
Equity in (income) loss from unconsolidated affiliates, net of distributions	2,832	(754)	—	(2,832)	(754)
Provision for doubtful accounts	11,403	—	—	—	11,403
Property charges and other	13,064	—	—	—	13,064
Increase in swap fair value	(1,105)	—	—	—	(1,105)
Increase (decrease) in cash from changes in:
Receivables	(21,566)	(1)	—	(265)	(21,832)
Inventories, prepaid expenses and other	(4,881)	(100)	—	—	(4,981)
Accounts payable, accrued expenses	5,517	286	—	275	6,078
Due to affiliates	12,377	—	—	—	12,377

Net cash provided by (used in) operating activities	138,268	(1,018)	1,788	10	139,048

Cash flows from investing activities:
Capital expenditures, net of construction payables	(134,864)	(28,772)	—	—	(163,636)
Restricted cash and investments	140,053	—	(1,788)	—	138,265
Purchase of intangibles and other assets	(20,409)	(14)	—	—	(20,423)
Due (to) from affiliates	(28,566)	33,527	—	—	4,961

Net cash provided by (used in) investing activities	(43,786)	4,741	(1,788)	—	(40,833)

Cash flows from financing activities:
Principal payments on long-term debt	(410,000)	(3,744)	—	—	(413,744)
Proceeds from issuance of long-term debt	313,629	—	—	—	313,629
Proceeds from termination of interest rate swap	6,605	—	—	—	6,605
Deferred financing costs	(4,572)	—	—	—	(4,572)

Net cash used in financing activities	(94,338)	(3,744)	—	—	(98,082)

Cash and cash equivalents:
Increase (decrease) in cash and cash equivalents	144	(21)	—	10	133
Balance, beginning of period	87,787	—	—	(10)	87,777

Balance, end of period	$87,931	$(21)	$—	$—	$87,910

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

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Certain information included in this Quarterly Report on Form 10-Q contains statements that are forward-looking, including, but not limited to, statements relating to our business strategy and development activities as well as other capital spending, financing sources, the effects of regulation (including gaming and tax regulations), expectations concerning future operations, margins, profitability and competition. Any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, in some cases you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “would,” “could,” “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “continue” or the negative of these terms or other comparable terminology. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by us. These risks and uncertainties include, but are not limited to:

•	conditions precedent to funding under the agreements governing the disbursement of the proceeds of certain of our debt and equity offerings and borrowings under our Credit Facilities;

•	competition in the casino/hotel and resort industries;

•	completion of Encore on time and within budget;

•	our intention to fund a substantial portion of the development and construction costs of Encore with anticipated cash flows generated at Wynn Las Vegas;

•	new development and construction activities of competitors;

•	our dependence on Stephen A. Wynn and existing management;

•	our dependence on one property for all of our cash flow;

•	leverage and debt service (including sensitivity to fluctuations in interest rates);

•	levels of travel, leisure and casino spending;

•	general domestic or international economic conditions;

•	pending or future legal proceedings;

•	changes in federal or state tax laws or the administration of such laws;

•	changes in gaming laws or regulations (including the legalization of gaming in certain jurisdictions);

•	licenses and approvals under applicable jurisdictional laws and regulations (including gaming laws and regulations);

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

•	22 food and beverage outlets featuring signature chefs, including the AAA Five Diamond and Mobil Five Star award-winning restaurant, Alex;

•	A Ferrari and Maserati automobile dealership;

•	Approximately 74,000 square feet of high-end, brand-name retail shopping, including stores and boutiques featuring Brioni, Chanel, Dior, Cartier, Graff, Louis Vuitton, and Manolo Blahnik and others;

•	Recreation and leisure facilities, including an 18-hole golf course, five swimming pools, private cabanas and full service spa and salon; and

•	Two showrooms, two nightclubs and lounges.

The resort, which is located at the intersection of the Las Vegas Strip and Sands Avenue, occupies approximately 217 acres of land fronting the Las Vegas Strip and approximately 18 additional acres across Sands Avenue, a portion of which is utilized for employee parking.

Encore at Wynn Las Vegas

We are constructing Encore on approximately 20 acres on the Las Vegas Strip, immediately adjacent to Wynn Las Vegas. Encore’s current plans include a 2,034 all-suite hotel tower fully integrated with Wynn Las Vegas, an approximately 72,000 square foot casino, additional convention and meeting space, as well as restaurants, a nightclub, swimming pools, a spa and salon and retail outlets. We continue to refine the final design of Encore. Encore is expected to open in early 2009. Our project budget is approximately $2.2 billion, consisting of approximately $2.1 billion for Encore and approximately $100 million for an employee parking garage on our Koval property, an associated pedestrian bridge and costs incurred in connection with the theatre remodeling and production of “Monty Python’s Spamalot” at Wynn Las Vegas, which opened in March 2007.

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

We recorded net income for the three and nine months ended September 30, 2007 of $16.9 million and $99.8 million, respectively, which represents a $32.8 million increase and an $116.7 million increase, respectively, from the net losses incurred during the comparative three and nine month periods of 2006. These increases are due to significant increases in revenues and operating income primarily related to our casino operations.

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

Financial results for the three months ended September 30, 2007 compared to the three months ended September 30, 2006.

Revenues

Net revenues for the three months ended September 30, 2007 are comprised of $149.9 million in casino revenues (49% of total net revenues) and $155.9 million of net non-casino revenues (51% of total net revenues). Net revenues for the three months ended September 30, 2006 were comprised of $131.9 million in casino revenues (48.3% of total net revenues) and $141.3 million of net non-casino revenues (51.7% of total net revenues). We believe the quality of our resort’s non-casino amenities, combined with providing guests an unparalleled total resort experience, has driven a premium in ADR and other non-gaming revenues as well as increased the length of casino play.

Casino revenues are comprised of the net win from our table games and slot machine operations. Casino revenues for the three months ended September 30, 2007 of approximately $149.9 million represent approximately an $18 million (or 13.7%) increase from casino revenues of $131.9 million for the three months ended September 30, 2006. During the three months ended September 30, 2007, we experienced a 3.8% increase in drop and the average table games win percentage (before discounts) of 26.4% was above the expected range of 21% to 24%. Table games win percentage was 22.3% for the three months ended September 30, 2006. Slot handle at Wynn Las Vegas decreased 4.7% during the three months ended September 30, 2007 as compared to 2006, and the slot win percentage was within the expected range of 4.5% to 5.5%.

For the three months ended September 30, 2007, room revenues were approximately $68 million, which represents a $3.7 million (or 5.7%) increase over the $64.3 million generated in the three months ended September 30, 2006. This increase is due to an increase in both occupancy and average daily rate as compared to the prior year. See the table below for key operating measures related to room revenue.

	Three Months Ended September 30,
	2007	2006
Average Daily Rate	$282	$271
Occupancy	96.6%	94.9%
REVPAR	$272	$257

Other non-casino revenues for the three months ended September 30, 2007 include: food and beverage revenues of approximately $72.8 million, retail revenues of approximately $23.8 million, entertainment revenues of approximately $17 million, and other revenues from outlets, including the spa and salon, of approximately $11.5 million. Other non-gaming revenues for the three months ended September 30, 2006 included food and beverage revenues of approximately $69.3 million, retail revenues of approximately $19.2 million, entertainment revenues of approximately $14.1 million, and other revenues from outlets, including the spa and salon, of approximately $11.5 million.

Departmental, administrative and other expenses

During the three months ended September 30, 2007, departmental expenses included casino expenses of $65 million, rooms expenses of $19.3 million, food and beverage expenses of $46.5 million, and entertainment, retail and other expenses of $37.8 million. Also included are general and administrative expenses of approximately $49.3 million and approximately $3.9 million charged as a provision for doubtful accounts receivable. During the three months ended September 30, 2006, departmental expenses included casino expenses of $60.5 million, rooms expenses of $17.7 million, food and beverage expenses of $45.3 million, and entertainment, retail and other expenses of $31.1 million. Also included are general and administrative expenses of approximately $44.7 million and approximately $4.8 million charged as a provision for doubtful accounts receivable. The increase in expenses is commensurate with the increase in revenues.

Management fees

Since opening Wynn Las Vegas, management fees payable to Wynn Resorts for certain corporate management services have been charged and accrued at a rate equal to 1.5% of revenues. These fees will be paid upon meeting certain leverage ratios and satisfying certain other criteria set forth in our Credit Facilities. Management fees accrued for the quarter ended September 30, 2007 were $4.6 million, compared to $4.1 million for the quarter ended September 30, 2006.

Pre-opening costs

Pre-opening costs for the three months ended September 30, 2007 were $1.4 million compared to $982,000 for the three months ended September 30, 2006. Pre-opening costs for the three months ended September 30, 2007 were incurred with the development of Encore. As Encore progresses, pre-opening costs related to this project will increase as opening approaches in 2009.

Depreciation and amortization

Depreciation and amortization for the three months ended September 30, 2007 of $39.9 million increased by $3.7 million when compared to the three months ended September 30, 2006, primarily due to the addition of a new employee parking garage and the amortization of additional show production costs.

Property charges and other

Property charges and other for the three months ended September 30, 2007 was $2.4 million compared to $5.7 million for the three months ended September 30, 2006. In response to our evaluation of Wynn Las Vegas and the reactions of our guests, we continue to make enhancements to the property. The costs relating to assets retired as a result of these enhancement and remodel efforts are expensed as property charges.

Other non-operating costs and expenses

Interest income decreased by $3.2 million to $2.6 million for the three months ended September 30, 2007 compared to the three months ended September 30, 2006. This decrease is primarily due to reduced average restricted cash balances during the three months ended September 30, 2007 compared to the prior year’s quarter as a result of spending related to the development and construction of Encore.

Interest expense, net of capitalized interest of $9.5 million, was $19.3 million for the three months ended September 30, 2007 compared to $29.2 million, net of capitalized interest of $2.2 million during the three months ended September 30, 2006. This decrease is due to lower average debt balances and lower interest rates as a result of the August 2006 bank refinancing and increased capitalized interest of $7.3 million due to the continuing construction costs of Encore. Capitalized interest continues to increase with the ongoing borrowings and construction costs related to Encore.

Our interest rate swaps are accounted for in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended. The fair value of our interest rate swap is recorded as either an asset or liability. Changes in the fair value of our interest rate swaps are recorded as an increase (or decrease) to the swap fair value in each period. We recorded an expense of approximately $2.2 million for the three months ended September 30, 2007 resulting from the decrease in the fair value of our interest rate swap from June 30, 2007 to September 30, 2007. During the three months ended September 30, 2006 we recorded an expense of $4.2 million resulting from the decrease in the fair value of interest rate swap between June 30, 2006 and September 30, 2006. For further information on our interest rate swaps, see Item 3 – “Quantitative and Qualitative Disclosures about Market Risk”.

Financial results for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006.

Revenues

Net revenues for the nine months ended September 30, 2007 are comprised of $482.3 million in casino revenues (49.6% of total net revenues) and $489.6 million of net non-casino revenues (50.4% of total net revenues). Net revenues for the nine months ended September 30, 2006 were comprised of $371.9 million in casino revenues (45.1% of total net revenues) and $452.3 million of net non-casino revenues (54.9% of total net revenues). We believe the quality of our resort’s non-casino amenities, combined with providing guests an unparalleled total resort experience, has driven a premium in ADR and other non-gaming revenues as well as increased the length of casino play.

Casino revenues for the nine months ended September 30, 2007 of approximately $482.3 million represent approximately a $110.4 million (or 29.7%) increase from casino revenues of $371.9 million for the nine months ended September 30, 2006. During the nine months ended September 30, 2007, we experienced a 12.3% increase in drop and an increase in the average table games win percentage compared to the nine months ended September 30, 2006. The average table games win percentage (before discounts) of 26.0% was above the expected range of 21% to 24% for the nine months ended September 30, 2007. For the nine months ended September 30, 2006, our average table games win percentage (before discounts) was 20.6%. Slot handle at Wynn Las Vegas increased 1.2% during the nine months ended September 30, 2007 as compared to September 30, 2006, and the slot win percentage was within the expected range of 4.5% to 5.5%.

For the nine months ended September 30, 2007, room revenues were approximately $215.4 million, which represents a $13.7 million (or 6.8%) increase over the $201.7 million generated in the nine months ended September 30, 2006. This increase is due to an increase in both occupancy and average daily rate as compared to the prior year. See the table below for key operating measures related to room revenue.

	Nine months Ended September 30,
	2007	2006
Average Daily Rate	$301	$286
Occupancy	96.6%	95.4%
REVPAR	$291	$272

Other non-casino revenues for the nine months ended September 30, 2007 include: food and beverage revenues of approximately $232.3 million, retail revenues of approximately $68 million, entertainment revenues of approximately $46.7 million, and other revenues from outlets including the spa and salon, of approximately $37.1 million. Other non-gaming revenues for the nine months ended September 30, 2006 included food and beverage revenues of approximately $221.6 million, retail revenues of approximately $55.6 million, entertainment revenues of approximately $51.6 million, and other revenues from outlets, including the spa and salon, of approximately $36.3 million. The decrease in entertainment revenue is due to the closure of LeReve for approximately one month for renovations made to the theatre.

Departmental, administrative and other expenses

During the nine months ended September 30, 2007, departmental expenses included casino expenses of $202.3 million, rooms expenses of $57.8 million, food and beverage expenses of $145.5 million, and entertainment, retail and other expenses of $106.9 million. Also included are general and administrative expenses of approximately $150.4 million and approximately $16.6 million charged as a provision for doubtful accounts receivable. During the nine months ended September 30, 2006, departmental expenses included casino expenses of $181.6 million, rooms expenses of $52.8 million, food and beverage expenses of $139.5 million, and entertainment, retail and other expenses of $97.4 million. Also included are general and administrative expenses of approximately $131.1 million and approximately $11.4 million charged as a provision for doubtful accounts receivable. The increase in expenses is commensurate with the increase in revenues.

Management fees

Since opening Wynn Las Vegas, management fees payable to Wynn Resorts for certain corporate management services have been charged and accrued at a rate equal to 1.5% of revenues. These fees will be paid upon meeting certain leverage ratios and satisfying certain other criteria set forth in our Credit Facilities. Management fees accrued for the nine months ended September 30, 2007 were $14.6 million, compared to $12.4 million for the nine months ended September 30, 2006.

Pre-opening costs

Pre-opening costs for the nine months ended September 30, 2007 were $3.8 million compared to $1.2 million for the nine months ended September 30, 2006. Pre-opening costs for the nine months ended September 30, 2007 were incurred with the opening of the new show “Monty Python’s Spamalot” and the development of Encore. As Encore progresses, pre-opening costs related to this project will increase as opening approaches in 2009.

Depreciation and amortization

Depreciation and amortization for the nine months ended September 30, 2007 of $112.5 million was relatively stable decreasing by $325,000 when compared to the nine months ended September 30, 2006.

Contract termination fee

In February 2006, we agreed with the producers of Avenue Q to end their exclusive Las Vegas run at Wynn Las Vegas’ Broadway Theatre at the end of May 2006. To terminate the contract, we paid a termination fee of $5 million.

Property charges and other

Property charges and other for the nine months ended September 30, 2007 of $4.1 million decreased by approximately $9 million when compared to the nine months ended September 30, 2006.

In response to our evaluation of Wynn Las Vegas and the reactions of our guests, we continue to make enhancements to the property. The costs relating to assets retired as a result of these enhancement and remodel efforts are expensed as property charges. During the nine months ended September 30, 2007, the $4.1 million incurred primarily related to enhancements we made to the Le Rêve theatre. The $13.1 million incurred during the nine months ended September 30, 2006 related to several projects including the remodeling of six North Fairway Villas, the remodel of a portion of the former baccarat area to feature a casino bar, improved public baccarat space, and private baccarat salons, the remodel of the area of the Wynn retail esplanade formerly occupied by the art gallery at Wynn Las Vegas and the opening of a retail shop dedicated exclusively to selling Rolex watches and a men’s accessories store, and certain enhancements to our spa and salon and certain other areas.

Other non-operating costs and expenses

Interest income decreased by $7.7 million to $10.2 million for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. This decrease is primarily due to reduced average restricted cash balances during the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 as a result of spending related to the development and construction of Encore.

Interest expense, net of capitalized interest of $20.1 million, was $65.7 million for the nine months ended September 30, 2007 compared to $92 million, net of capitalized interest of $3.6 million during the nine months ended September 30, 2006. This decrease is due to lower average debt balances and lower interest rates as a result of the August 2006 bank refinancing and increased capitalized interest of $16.5 million due to the continuing construction costs of Encore. Capitalized interest continues to increase with the ongoing borrowings and construction costs related to Encore.

Our interest rate swaps are accounted for in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended. The fair value of our interest rate swap is recorded as either an asset or liability. Changes in the fair value of our interest rate swaps are recorded as an increase (or decrease) in the swap fair value in each period. We recorded an expense of approximately $2.8 million for the nine months ended September 30, 2007 resulting from the decrease in the fair value of our interest rate swap from December 31, 2006 to September 30, 2007. During the nine months ended September 30, 2006 we recorded a gain of $1.1 million resulting from the increase in the fair value of interest rate swap between December 31, 2005 and September 30, 2006. For further information on our interest rate swaps, see Item 3 – “Quantitative and Qualitative Disclosures about Market Risk”.

Liquidity and Capital Resources

Cash Flow from Operations

Our operating cash flows are primarily affected by our operating income generated by Wynn Las Vegas, interest paid, and non-cash charges included in operating income. Net cash provided by operations for the nine months ended September 30, 2007 was $290.5 million compared to $139 million provided by operations for the nine months ended September 30, 2006. This increase is due to the increase in operating income as a result of improved overall operational results especially in the casino department.

Capital Resources

We require a certain amount of cash on hand for operations. As of September 30, 2007, we had approximately $62.8 million of cash and cash equivalents available for new development activities, general corporate purposes, enhancements to Wynn Las Vegas, and to support the development and construction of Encore. As of September 30, 2007, we had approximately $46.8 million in cash and investments from the proceeds of our debt and equity financings, which is restricted for the following:

•	Construction, development and pre-opening expenses of Encore; and

•	$30 million restricted for the Encore completion guarantee.

Cash equivalents include investments in overnight money market funds. Restricted investments are kept in money market funds or relatively short-term, government-backed, marketable debt securities as required by agreements governing our debt facilities.

Investing Activities

Encore at Wynn Las Vegas

On April 28, 2006, we commenced construction of Encore. We expect to open Encore to the public in early 2009. Design and construction is progressing as expected at Encore. Current construction activities in the various project sections include the following:

•	The high-rise concrete pours have been completed through the 61st floor deck.

•	The drywall, mechanical, electrical and plumbing rough-in is completed up to the 29th floor and framing is completed up to the 31st floor

•	Exterior glass installation is complete up to the 50th floor.

•	The low-rise casino concrete pours and the structural steel in the meeting rooms are complete.

•	The structural steel for the lowrise is complete.

•	Concrete pours are complete for both the employee parking garage and the guest self park garage.

Our project budget is approximately $2.2 billion, consisting of approximately $2.1 billion for Encore and approximately $100 million for an employee parking garage on our Koval property, an associated pedestrian bridge and costs incurred in connection with the theatre remodeling and production of “Monty Python’s Spamalot” at Wynn Las Vegas. The project is being funded from our existing Credit Facilities, operating cash flow from Wynn Las Vegas and proceeds from the $400 million First Mortgage Notes debt offering we completed in November 2007. To the extent additional funds are required, we will provide these amounts with additional debt and equity contributions from Wynn Resorts or additional indebtedness to be incurred by Wynn Las Vegas.

On February 27, 2007, we entered into a Design Build Architectural, Engineering and Construction Services Agreement (the “Contract”) with Tutor-Saliba Corporation (“Tutor”) for the design and construction of Encore. The Contract sets forth all of the terms and conditions pursuant to which Tutor will design and construct Encore. In June 2007, we executed the First Amendment to the Contract which set the guaranteed maximum price for construction work covered by the Contract at $1.3 billion. In connection with the execution and delivery of the Contract, Tutor and the Ronald N. Tutor Separate Trust (the “Trust”) have entered into and consented to a Net Worth Agreement pursuant to which (x) the Trust agreed that it will retain its current majority holdings of Tutor and (y) the Trust and Tutor agreed that during the term of the Contract, Tutor will maintain (i) net worth of at least $100 million, and (ii) liquid assets of at least $50 million. As of September 30, 2007, we incurred approximately $775.8 million of project costs related to the development and construction of Encore and related capital improvements.

The ongoing costs of Encore will be paid with funds from the following sources and in the following order of priority:

•	First, by using agreed amounts of excess cash flow from the operations of Wynn Las Vegas and the proceeds of the $400 million First Mortgage Notes offering we completed in November 2007;

•	Second, by using the proceeds of borrowings under the Wynn Las Vegas Credit Facilities;

•	Third, by using the funds from the completion guarantee deposit account.

Wynn Las Vegas

In response to our evaluation of Wynn Las Vegas and the reaction of our guests, we continue to make certain enhancements and refinements to the property. As a result, we have incurred and will continue to incur capital expenditures relating to these enhancements and refinements. Under the terms of the Wynn Las Vegas Credit Facilities, we are permitted to make up to $172.2 million of capital expenditures in 2007, of which we have expended approximately $40.5 million through September 30, 2007. The spending limit may be increased to the extent funds are contributed to Wynn Las Vegas by Wynn Resorts, Limited.

Financing Activities

Wynn Las Vegas and Encore

As of September 30, 2007, our Credit Facilities consist of a $900 million revolving credit facility (the “Revolver”) and $225 million term loan facility (the “Term Loan”).

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

As of September 30, 2007, borrowings outstanding under the Revolver totaled $91.5 million. We also had $16.7 million of outstanding letters of credit that reduce our availability under the Revolver. Consequently, $791.8 million remains available for future borrowings for the construction of Encore or for other uses as necessary. For borrowings under the Revolver, we have elected, and expect to continue to elect, Eurodollar loans, which bear interest at the 1-month LIBOR rate and currently include a margin of 1.625% on the outstanding balance. After opening Encore, the margin will fluctuate between a range of 1.0% to 1.75%, depending on our leverage ratio. In addition to interest, we also pay quarterly in arrears, an annual rate of 0.375% on the daily average of unborrowed availability under the Revolver. After the opening of Encore, the annual fee that we will be required to pay for unborrowed availability under the Revolver will be based on our leverage ratio and will range from an annual rate of 0.25% to 0.50%.

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

In April 2007, we amended our Credit Facilities to: (a) have the Final Completion as defined, be deemed satisfied for Wynn Las Vegas with the resulting release of (i) all amounts in excess of $30 million from the

Completion Guaranty Deposit; ($24.6 million), and (ii) the balance of funds in the Project Liquidity Reserve Account ($32.8 million), (b) increase the permitted expenditures for Encore from $300 million to $500 million prior to the execution of a guaranteed maximum price contract, and (c) permit the issuance of up to $500 million of unsecured debt as and when permitted under the indenture governing the First Mortgage Notes.

In October 2007, we amended the Wynn Las Vegas Credit Facilities to (a) permit the issuance of up to $500 million of secured indebtedness, (b) remove certain language related to the inter-company loan made by Wynn Las Vegas to Wynn Resorts (Macau) S.A. and (c) amend certain provisions governing Wynn Las Vegas’ insurance related obligations. Also in October 2007, pursuant to the Wynn Las Vegas Credit Facilities, Wynn Las Vegas entered into a pre-agreed upon form of Amended and Restated Master Disbursement Agreement with Deutsche Bank Trust Company Americas as Bank Agent and Disbursement Agent.

On November 6, 2007, we completed a private offering of $400 million aggregate principal amount of our 6 5/8% First Mortgage Notes due 2014 at a price of 97.25% of the principal amount. The notes were issued under the same indenture as the 6 5/8% First Mortgage Notes that we had previously issued. The notes rank pari passu with, and will vote on any matter submitted to noteholders with, the previously issued 6 5/8% First Mortgage Notes The notes are senior secured obligations of the Issuers, are guaranteed by Wynn Las Vegas, LLC’s subsidiaries (subject to some exceptions), and are secured by a first priority lien on substantially all of the existing and future assets of the Issuers and guarantors.

The notes have not been registered under the Securities Act of 1933 or under any state securities laws. Therefore, we may not offer or sell the notes within the United States to, or for the account or benefit of, any United States person unless the offer or sale would qualify for a registration exemption from the Securities Act and applicable state securities laws. We have agreed to make an offer to exchange the notes for registered, publicly traded notes that have substantially identical terms as the notes.

$44.75 Million Note Payable

On March 30, 2007, World Travel, LLC, a subsidiary of Wynn Las Vegas, refinanced the $44.75 million note payable. The new loan has a principal balance of $42 million and is due April 1, 2017. The loan is guaranteed by Wynn Las Vegas, LLC and secured by a first priority security interest in one of our aircrafts. Principal and interest are due quarterly with a balloon payment of $28 million due at maturity. Interest is calculated at the 90-day LIBOR rate plus 125 basis points. In connection with this transaction, we incurred a loss from extinguishment of debt of $157,000 related to the write-off of unamortized debt issue costs associated with the original loan.

Contractual Obligations and Off-Balance Sheet Arrangements

There have been no material changes during the nine months ended September 30, 2007 to our contractual obligations or off-balance sheet arrangements as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006. However, in June 2007, we amended our Contract with Tutor for the construction of Encore which set the guaranteed maximum price for construction work covered by the Contract at $1.3 billion and accordingly increases our obligations over the next one to two years under construction contracts.

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

Critical Accounting Policies and Estimates

A description of our critical accounting policies is included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2006. Other than some additional information related to the allowance for estimated doubtful accounts receivable below, there have been no material change to these policies for the nine months ended September 30, 2007.

Allowance for estimated doubtful accounts receivable

A substantial portion of our outstanding receivables relates to casino credit play. Credit play, through the issuance of markers, represents a significant portion of the table games volume at Wynn Las Vegas. We maintain strict controls over the issuance of credit and aggressively pursue collection from those customers who fail to pay their balances in a timely fashion. These collection efforts may include the mailing of statements and delinquency notices, personal contacts, the use of outside collection agencies, and litigation. Markers are generally legally enforceable instruments in the United States. Markers are not legally enforceable instruments in some foreign countries, but the United States assets of foreign customers may be used to satisfy judgments entered in the United States. As of September 30, 2007 and December 31, 2006, approximately 50% and 55%, respectively, of our casino accounts receivable were owed by customers from foreign countries, primarily in Asia. The collectibility of markers given by foreign customers is affected by a number of factors including changes in currency exchange rates and economic conditions in the customers’ home countries.

We regularly evaluate our reserve for bad debts based on a specific review of customer accounts as well as management’s prior experience with collection trends in the casino industry and current economic and business conditions.

The following table presents key statistics related to our casino accounts receivables (amounts in thousands):

	September 30, 2007	December 31, 2006
Casino accounts receivables	$115,735	$133,985
Allowance for doubtful casino accounts receivable	46,276	34,683
Allowance as a percentage of casino accounts receivable	40%	25.9%
Percentage of casino accounts receivable outstanding over 180 days	28.8%	15.4%

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

As of September 30, 2007, we have one interest rate swap arrangement to hedge the underlying interest rate risk on a total of $200 million of borrowings under the Term Loan, which bears interest at LIBOR plus 1.875%. Under this interest rate swap arrangement, we receive payments at a variable rate of LIBOR and pay a fixed rate of 3.793% on the $200 million notional amount which expires on December 31, 2008. Although this interest rate swap is highly effective economically in fixing the interest rate on this borrowing under the Term Loan at approximately 5.7%, changes in fair value of our interest rate swap for each reporting period are, and will continue to be, recorded as an increase/(decrease) in swap fair value as the swap does not qualify for hedge accounting.

Summary of Historical Fair Values

As of September 30, 2007 and December 31, 2006, our interest rate swap had an approximate asset fair value of $2 million and $4.8 million, respectively. The fair value approximates the amount we would receive if this contract were settled at the valuation date. Fair value is estimated based upon current, and predictions of future, interest rate levels along a yield curve, the remaining duration of the instruments and other market conditions, and therefore, is subject to significant estimation and a high degree of variability of fluctuation between periods.

Interest Rate Sensitivity

As of September 30, 2007, approximately 90% of our long-term debt was based on fixed rates, including the notional amount related to our interest rate swap. Based on our borrowings as of September 30, 2007, an assumed 1% change in variable rates would cause our annual interest cost to change by approximately $1.6 million.

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

(b) Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the nine months ended September 30, 2007 to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1A. Risk Factors

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, and the developments disclosed in our filings with the SEC since the date of the Form 10-K that relate to the risks described in our Form 10-K. The matters described in Part I, “Item 1A. Risk Factors” of our Form 10-K address a number of risks and uncertainties which could materially affect our our business, financial condition, operating results and/or future prospects. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, operating results and/or future prospects.

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

Item 6. Exhibits

• Exhibits

EXHIBIT INDEX

Exhibit No.	Description
3.1	Second Amended and Restated Articles of Organization of Wynn Las Vegas, LLC (1).

3.2	Second Amended and Restated Operating Agreement of Wynn Las Vegas, LLC (1).

*31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a – 14(a) and Rule 15d – 14(a).

*31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a – 14(a) and Rule 15d – 14(a).

*32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350.

*	Filed herewith.
•	Previously filed with the Registration Statement on Form S-4 filed by the Registrant on April 13, 2005 (File No. 333-124052) and incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WYNN LAS VEGAS
Dated: November 9, 2007	By:	/s/ DAVID R. SISK
David R. Sisk
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)