Form 10-K
period 2007-12-31
WYNN LAS VEGAS LLC
filed 2008-02-22
CIK 1180638

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period                      to

Commission File No. 333-100768

WYNN LAS VEGAS, LLC

(Exact name of registrant as specified in its charter)

Nevada	88-0494875
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐         Accelerated filer ☐         Non-accelerated filer ☒         Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s voting interests held by non-affiliates on June 30, 2007 was $0. Wynn Resorts Holdings, LLC owns all of the membership interests of the registrant.

The registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

PART I

Item 1. Business

Overview

Wynn Las Vegas, LLC owns and operates “Wynn Las Vegas,” a destination casino resort on the “Strip” in Las Vegas, Nevada, and is constructing an expansion of Wynn Las Vegas named “Encore Suites at Wynn Las Vegas,” or “Encore.” Wynn Las Vegas, LLC was formed on April 17, 2001 as a Nevada limited liability company. Unless the context otherwise requires, all references herein to the “Company,” “we,” “us” or “our,” or similar terms, refer to Wynn Las Vegas, LLC and its consolidated subsidiaries. The sole member of the Company is Wynn Resorts Holdings, LLC (“Holdings”). The sole member of Holdings is Wynn Resorts, Limited (“Wynn Resorts”).

Wynn Las Vegas Capital Corp. (“Wynn Capital”) is a wholly owned subsidiary of Wynn Las Vegas, LLC, incorporated on June 3, 2002, solely for the purpose of obtaining financing for Wynn Las Vegas. Wynn Capital is authorized to issue 2,000 shares of common stock, par value $0.01. At December 31, 2007, the Company owned the one share that was issued and outstanding. Wynn Capital has neither any significant net assets nor any operating activity. Its sole function is to serve as the co-issuer of the mortgage notes described below.

We commenced operations with the opening of Wynn Las Vegas on April 28, 2005. The construction of Encore commenced on April 28, 2006. Prior to April 28, 2005, we were solely a development stage company.

We have previously filed registration statements and other documents with the Securities and Exchange Commission (“SEC”). Any document we file may be inspected, without charge, at the SEC’s public reference room at 100 F Street, N.E. Washington, D.C. 20549 or at the SEC’s internet site address at http://www.sec.gov. Information related to the operation of the SEC’s public reference room may be obtained by calling the SEC at 1-800-SEC-0330. In addition, through its own internet address at www.wynnresorts.com, Wynn Resorts provides a hyperlink to a third-party SEC filing website which posts our filings as soon as reasonably practicable, where they can be reviewed without charge. Information found on our website is not a part of this Annual Report on Form 10-K.

Wynn Las Vegas

Wynn Las Vegas opened on April 28, 2005. Wynn Las Vegas’ accommodations, amenities and exceptional service have allowed us to attract and retain high quality customers. Wynn Las Vegas offers 2,716 rooms and suites, including 36 fairway villas and 6 private-entry villas for our premium guests. The Tower Suites at Wynn Las Vegas is the only casino resort in the world that has been awarded both the Mobil five star and AAA five diamond distinctions. In addition, Wynn Las Vegas was recognized in November 2007 by Michelin, the esteemed European restaurant rating system. Three of our restaurants were awarded Michelin stars. Two Michelin stars were awarded to Alex and one Michelin star was awarded to each of Wing Lei and Daniel Boulud Brasserie. Additionally, our resort and country club received five red pavilions, the highest honor for Michelin rated accommodations. The approximately 111,000 square foot casino features approximately 140 table games, a baccarat salon, private VIP gaming rooms, a poker room, approximately 1,970 slot machines, and a race and sports book. The resort’s 22 food and beverage outlets feature six fine dining restaurants, including restaurants helmed by award winning chefs. Wynn Las Vegas also offers two nightclubs, a spa and salon, a Ferrari and Maserati automobile dealership, wedding chapels, an 18-hole golf course, approximately 223,000 square feet of meeting space and an approximately 74,000 square foot retail promenade featuring boutiques from Alexander McQueen, Brioni, Cartier, Chanel, Dior, Graff, Louis Vuitton, Manolo Blahnik, Oscar de la Renta and Vertu. Wynn Las Vegas also has two showrooms. The “Le Rêve” Theater features “Le Rêve”, a water-based production. The Broadway Theater hosts “Monty Python’s Spamalot,” winner of the 2005 Tony Award for best musical. Performances of Spamalot commenced in the first quarter of 2007. We believe that the unique experience of Wynn Las Vegas drives the significant visitation experienced since opening. During the year ended December 31, 2007, our average hotel occupancy was 96% and our average daily room rate was $300, which compares favorably to the overall 90.4% average occupancy and $132 average daily room rate of Las Vegas.

Construction and Development

Wynn Las Vegas

In the ordinary course of our business and in order to increase revenues, we have made and continue to make certain enhancements and refinements to Wynn Las Vegas. Since opening on April 28, 2005, we have remodeled our Fairway Villas, Corsa Cucina, the property’s contemporary Italian restaurant, Tryst and Blush, our nightclubs, several areas of the retail promenade, a portion of the baccarat area to feature a casino bar and improved public baccarat space along with private baccarat salons and converted the Keno lounge to a retail outlet for womens’ accessories. In March 2007, we remodeled the Le Rêve Theater, decreasing the seat count from 2,087 to 1,606 to further enhance the guest experience. We have incurred and will continue to incur capital expenditures related to these types of enhancements and refinements.

Encore at Wynn Las Vegas

We are constructing Encore on approximately 20 acres on the Strip, immediately adjacent to Wynn Las Vegas. Plans for Encore include a 2,034 all-suite hotel tower fully integrated with Wynn Las Vegas, as well as an approximately 72,000 square foot casino, additional convention and meeting space, restaurants, a nightclub, swimming pools, a spa and salon and retail outlets. We commenced construction of Encore in the second quarter of 2006 and expect to open Encore in December 2008.

Our project budget is approximately $2.2 billion, consisting of approximately $2.1 billion for Encore and approximately $100 million for an employee parking garage on our Koval property, an associated pedestrian bridge and costs incurred in connection with the remodeling of the Broadway Theater and production of “Monty Python’s Spamalot” at Wynn Las Vegas. The project budget will be funded from our existing credit facilities, remaining proceeds from the additional first mortgage notes issued in November 2007 and operating cash flow from Wynn Las Vegas. To the extent additional funds are required, we will provide these amounts with additional debt and equity contributions by Wynn Resorts or additional indebtedness to be incurred by Wynn Las Vegas. As of December 31, 2007, we had incurred approximately $998.7 million of project costs related to the development and construction of Encore and related capital improvements.

Our Strategy

Capitalize on the “Wynn” Brand. We believe Steve Wynn is the preeminent designer, developer and operator of destination casino resorts and, as such, has developed a brand name status. Mr. Wynn’s involvement with our casino resorts provides a distinct advantage over other gaming enterprises. We integrate luxurious surroundings, distinctive entertainment and superior amenities, including fine dining and premium retail offerings, to create resorts that appeal to a variety of customers, especially high-end customers. We believe that Wynn Las Vegas sets a new standard of luxury and elegance for destination casino resorts. We also believe that Mr. Wynn’s reputation and the new standard of luxury and elegance brought to the industry by Wynn Las Vegas and our affiliate, Wynn Macau, translate to a high level of anticipation for Encore. We intend to extend our “Wynn” brand to other opportunities as they arise.

Attract and deliver high-quality service and amenities to high-end gaming customers. Wynn Las Vegas was designed and built to attract premium gaming customers. Wynn Las Vegas offers luxurious rooms and suites, high-limit tables, VIP gaming salons, exquisite fine dining, premium retail shopping, distinctive entertainment and an 18-hole golf course. The Tower Suites at Wynn Las Vegas is the only casino resort in the world to have been awarded both the Mobil five star and AAA five diamond distinctions and four of Wynn Las Vegas’ restaurants have been recognized by AAA (including our AAA rated, 5-Diamond French restaurant, Alex). In addition, Wynn Las Vegas was recognized in November 2007 by Michelin, the esteemed European restaurant rating system. Three of our restaurants were awarded Michelin stars. Two Michelin stars were awarded to Alex and one Michelin star was awarded to each of Wing Lei and Daniel Boulud Brasserie. Overall our resort and country club received five red pavilions, the highest Michelin accommodations rating. Our hotel and gaming offerings are designed to meet the expectations of high-budget, premium customers, including our Asian customers. We expect our Asian customer segment to become even more significant with Wynn Macau now open, and intend to capitalize on cross-marketing opportunities between Wynn Las Vegas and Wynn Macau.

Marketing. We have positioned Wynn Las Vegas as a full-service luxury resort and casino in the leisure, convention and tour and travel markets. We market Wynn Las Vegas directly to gaming customers using database marketing techniques, as well as traditional incentives, including reduced room rates and complimentary meals and suites. We offer high-roller gaming customers premium suites and special hotel services, and have a guest loyalty program that integrates all gaming, hotel, food, beverage and retail revenue generated by a particular guest and compares it against incurred expenses to determine the profitability of that guest. Our rewards system offers discounted and complimentary meals, lodging and entertainment for our guests. We also use our integrated database to target specific customers for promotions that might induce them to visit Wynn Las Vegas.

Mr. Wynn and our marketing team have developed a substantial network of long-standing international and domestic premium customers. Mr. Wynn’s reputation has attracted experienced, high-level international and domestic casino marketing executives to work for us. We have marketing executives located in local offices in Tokyo, Hong Kong, Macau, Singapore, Taiwan, Vancouver and southern California, as well as independent marketing representatives in major U.S. and foreign cities.

We also create general market awareness for Wynn Las Vegas through various media channels, including television, radio, newspapers, magazines, the internet, direct mail and billboards.

Las Vegas Real Estate Assets. Wynn Las Vegas is located on approximately 55 acres on the famed Las Vegas Strip. Our property is located between the approximately 3.2 million square feet of convention space operated by the Las Vegas Convention and Visitors Authority and the Palazzo and Venetian Casino Resort and its approximately 1.8 million square foot Sands Expo Center; diagonally across from the Mirage and the Treasure Island Hotel and Casino; directly across from the Fashion Show Mall and Trump Towers; and across from Echelon and The Plaza, which are currently under development. Encore is being developed on 20 acres of land adjacent to Wynn Las Vegas. We also have an approximately 142-acre parcel of land behind Wynn Las Vegas, which is currently used as a golf course. In addition, we have approximately 5 acres adjacent to the golf course on which an office building is located and approximately 18 acres of land across Sands Avenue, a portion of which is improved with an employee parking garage.

We are developing a long-range master plan for the 142-acre golf course. It is not expected that any construction on the golf course land would begin before 2009.

Experienced Management Team. Mr. Wynn and his team bring significant experience in designing, developing and operating casino resorts. Mr. Wynn and many members of the current Wynn Resorts’ senior management team were responsible for the design, development and operation of The Mirage, Treasure Island at The Mirage, and Bellagio. The senior executive team of Wynn Resorts has an average of approximately 25 years of experience in the hotel and gaming industries. We also have an approximately 120-person design, development and construction subsidiary, the senior management of which has significant experience in all major construction disciplines.

Market and Competition

Las Vegas

Las Vegas is the largest gaming market in the United States and is also one of the fastest growing leisure, lodging and entertainment markets in the United States. During the year ended December 31, 2007, the Las Vegas gaming and hotel markets continued their upward trends with, among other things, a 0.7% increase in visitation to 39.2 million visitors, a 2.3% increase in Las Vegas Strip gaming revenue and a 10.3% increase in average daily room rates, all as compared to the year ended December 31, 2006.

Many properties on the Las Vegas Strip have opened over the past ten years, including the Bellagio, Mandalay Bay Resort & Casino, Paris Las Vegas, Planet Hollywood Resort & Casino (formerly known as the Aladdin), The Venetian and The Palazzo. In addition, a number of existing properties on the Las Vegas Strip embarked on expansions during this period, including Bellagio, Luxor Hotel and Casino, Mandalay Bay Resort & Casino and Caesars Palace. As a result, the casino/hotel industry in Las Vegas is highly competitive. Wynn Las Vegas is located on the Las Vegas Strip and competes with these and other high-quality resorts and hotel casinos, those in downtown Las Vegas, as well as a large number of hotels in and near Las Vegas.

Many competing properties, such as the Bellagio, Caesars Palace, Luxor Hotel and Casino, Mandalay Bay Resort & Casino, The Mirage, New York-New York Hotel and Casino, Paris Las Vegas, Treasure Island at The Mirage, The Venetian, The Palazzo and others, have themes and attractions which draw a significant number of visitors and directly compete with our operations. We seek to differentiate Wynn Las Vegas from other major Las Vegas resorts by concentrating on our fundamental elements of design, atmosphere, personal service and luxury.

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

In addition to the existing casinos with which Wynn Las Vegas currently competes, several new multi-billion dollar resorts are expected to open on or near the Las Vegas Strip before 2011. The major projects, which have either been announced or are currently under construction include but are not limited to:

•	Echelon Place—A development by Boyd Gaming located north of Wynn Las Vegas on the Strip.

•	City Center—A development by the MGM Mirage Dubai World 50/50 joint venture located south of Wynn Las Vegas on the Strip.

•	Fontainebleau Las Vegas—A development by Fontainebleau Resorts located north of Wynn Las Vegas on the Strip.

•	The Plaza, Las Vegas—A development by the Elad Group located across the street from Wynn Las Vegas on the Strip.

Regulation and Licensing

Introduction. The gaming industry is highly regulated. Gaming registrations, licenses and approvals, once obtained, can be suspended or revoked for a variety of reasons. We cannot assure you that we will obtain all required registrations, licenses and approvals on a timely basis or at all, or that, once obtained, the registrations, findings of suitability, licenses and approvals will not be suspended, conditioned, limited or revoked. If we ever are prohibited from operating Wynn Las Vegas or any other property we may own and operate in the future, we would, to the extent permitted by law, seek to recover our investment by selling the property affected, but we cannot assure you that we would recover its full value.

The ownership and operation of casino gaming facilities in the State of Nevada are subject to the Nevada Gaming Control Act and the regulations made under the Act, as well as to various local ordinances. Wynn Las Vegas’ operations are subject to the licensing and regulatory control of the Nevada Gaming Commission, the Nevada State Gaming Control Board and the Clark County Liquor and Gaming Licensing Board, which we refer to herein collectively as the “Nevada Gaming Authorities.”

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

•	preventing cheating and fraudulent practices; and,

•	providing a source of state and local revenue through taxation and licensing fees.

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

Company Registration Requirements. Wynn Resorts was found suitable by the Nevada Gaming Commission to own the equity interests of Wynn Resorts Holdings, LLC (“Wynn Resorts Holdings”), a wholly owned subsidiary of Wynn Resorts, and to be registered by the Nevada Gaming Commission as a publicly traded corporation, referred to as a registered company, for the purposes of the Nevada Gaming Control Act. Wynn Resorts Holdings was found suitable by the Nevada Gaming Commission to own the equity interests of Wynn Las Vegas, LLC and to be registered by the Nevada Gaming Commission as an intermediary company. In addition to being licensed, Wynn Las Vegas, LLC, as an issuer of debt securities that were registered with the SEC, also qualified as a registered company. Wynn Las Vegas Capital Corp., a co-issuer of the debt securities, was not required to be registered or licensed, but may be required to be found suitable as a lender or financing source.

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

Requirements for Voting Securities Holders. Regardless of the number of shares held, any beneficial owner of a registered company’s voting securities may be required to file an application, be investigated and have that person’s suitability as a beneficial owner of voting securities determined if the Nevada Gaming Commission has reason to believe that the ownership would otherwise be inconsistent with the declared policies of the State of Nevada. If the beneficial owner of the voting securities of Wynn Resorts who must be found suitable is a corporation, partnership, limited partnership, limited liability company or trust, it must submit detailed business and financial information including a list of its beneficial owners. The applicant must pay all costs of the investigation incurred by the Nevada Gaming Authorities in conducting any investigation.

The Nevada Gaming Control Act requires any person who acquires more than 5% of the voting securities of a registered company to report the acquisition to the Nevada Gaming Commission. The Nevada Gaming Control Act requires beneficial owners of more than 10% of a registered company’s voting securities to apply to the Nevada Gaming Commission for a finding of suitability within 30 days after the Chairman of the Nevada State Gaming Control Board mails the written notice requiring such filing. Under certain circumstances, an “institutional investor,” as defined in the Nevada Gaming Control Act, which acquires more than 10%, but not more than 15%, of the registered company’s voting securities may apply to the Nevada Gaming Commission for a waiver of a finding of suitability if the institutional investor holds the voting securities for investment purposes only. In certain circumstances, an institutional investor that has obtained a waiver may hold up to 19% of a registered company’s voting securities for a limited period of time and maintain the waiver. An institutional investor will not be deemed to hold voting securities for investment purposes unless the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of the board of directors of the registered company, a change in the corporate charter, bylaws, management, policies or operations of the registered company, or any of its gaming affiliates, or any other action which the Nevada Gaming Commission finds to be inconsistent with holding the registered company’s voting securities for investment purposes only. Activities which are not deemed to be inconsistent with holding voting securities for investment purposes only include:

•	voting on all matters voted on by stockholders or interest holders;

•	making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in its management, policies or operations; and,

•	other activities that the Nevada Gaming Commission may determine to be consistent with such investment intent.

The articles of incorporation of Wynn Resorts include provisions intended to help it implement the above restrictions.

Consequences of Being Found Unsuitable. Any person who fails or refuses to apply for a finding of suitability or a license within 30 days after being ordered to do so by the Nevada Gaming Commission or by the Chairman of the Nevada State Gaming Control Board, or who refuses or fails to pay the investigative costs incurred by the Nevada Gaming Authorities in connection with the investigation of its application, may be found unsuitable. The same restrictions apply to a record owner if the record owner, after request, fails to identify the beneficial owner. Any person found unsuitable and who holds, directly or indirectly, any beneficial ownership of any voting security or debt security of a registered company beyond the period of time as may be prescribed by the Nevada Gaming Commission may be guilty of a criminal offense. We will be subject to disciplinary action if, after we receive notice that a person is unsuitable to hold an equity interest or to have any other relationship with us, we:

•	pay that person any dividend or interest upon any voting securities;

•	allow that person to exercise, directly or indirectly, any voting right held by that person relating to Wynn Resorts;

•	pay remuneration in any form to that person for services rendered or otherwise; or,

•

fail to pursue all lawful efforts to require the unsuitable person to relinquish such person’s voting securities including, if necessary, the immediate purchase of the voting securities for cash at fair market value.

Gaming Laws Relating to Debt Securities Ownership. The Nevada Gaming Commission may, in its discretion, require the owner of any debt or similar securities of a registered company, to file applications, be investigated and be found suitable to own the debt or other security of the registered company if the Nevada Gaming Commission has reason to believe that such ownership would otherwise be inconsistent with the declared policies of the State of Nevada. If the Nevada Gaming Commission decides that a person is unsuitable to own the security, then under the Nevada Gaming Control Act, the registered company can be sanctioned, including the loss of its approvals if, without the prior approval of the Nevada Gaming Commission, it:

•	pays to the unsuitable person any dividend, interest or any distribution whatsoever;

•	recognizes any voting right by the unsuitable person in connection with the securities;

•	pays the unsuitable person remuneration in any form; or,

•	makes any payment to the unsuitable person by way of principal, redemption, conversion, exchange, liquidation or similar transaction.

Approval of Public Offerings. We may not make a public offering without the prior approval of the Nevada Gaming Commission if the proceeds from the offering are intended to be used to construct, acquire or finance gaming facilities in Nevada, or to retire or extend obligations incurred for those purposes or for similar transactions. On March 22, 2007, the Nevada Gaming Commission granted us prior approval to make public offerings for a period of two years, subject to certain conditions (the “Shelf Approval”). The Shelf Approval also applies to any affiliated company wholly owned by us which is a publicly traded corporation or would thereby become a publicly traded corporation pursuant to a public offering. The Shelf Approval may be rescinded for good cause without prior notice upon the issuance of an interlocutory stop order by the Chairman of the Nevada State Gaming Control Board. The Shelf Approval does not constitute a finding, recommendation or approval by any of the Nevada Gaming Authorities as to the accuracy or adequacy of the offering memorandum or the investment merits of the securities. Any representation to the contrary is unlawful.

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

Approval of Defensive Tactics. The Nevada legislature has declared that some corporate acquisitions opposed by management, repurchases of voting securities and corporate defense tactics affecting Nevada gaming licenses or affecting registered companies that are affiliated with the operations of Nevada gaming licenses may be harmful to stable and productive corporate gaming. The Nevada Gaming Commission has established a regulatory scheme to reduce the potentially adverse effects of these business practices upon Nevada’s gaming industry and to further Nevada’s policy to:

•	assure the financial stability of corporate gaming operators and their affiliates;

•	preserve the beneficial aspects of conducting business in the corporate form; and,

•	promote a neutral environment for the orderly governance of corporate affairs.

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

Fees and Taxes. License fees and taxes, computed in various ways depending on the type of gaming or activity involved, are payable to the State of Nevada and to the counties and cities in which the licensed subsidiaries’ respective operations are conducted. Depending upon the particular fee or tax involved, these fees and taxes are payable monthly, quarterly or annually and are based upon:

•	a percentage of the gross revenue received;

•	the number of gaming devices operated; or,

•	the number of table games operated.

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

•	engages in activities or enters into associations that are harmful to the State of Nevada or its ability to collect gaming taxes and fees; or,

•	employs, contracts with or associates with a person in the foreign operation who has been denied a license or finding of suitability in Nevada on the ground of unsuitability.

Licenses for Conduct of Gaming and Sale of Alcoholic Beverages. The conduct of gaming activities and the service and sale of alcoholic beverages at Wynn Las Vegas are subject to licensing, control and regulation by the Clark County Liquor and Gaming Licensing Board, which has granted Wynn Las Vegas licenses for such purposes. In addition to approving Wynn Las Vegas, the Clark County Liquor and Gaming Licensing Board has the authority to approve all persons owning or controlling the stock of any corporation controlling a gaming license. Clark County gaming and liquor licenses are not transferable. The County has full power to limit, condition, suspend or revoke any license. Any disciplinary action could, and revocation would, have a substantial negative impact upon our operations.

Seasonality

We may experience fluctuations in revenues and cash flows from month to month, however, we do not expect that our business will be unusually impacted by seasonality.

Employees

As of December 31, 2007, Wynn Las Vegas had a total of approximately 9,300 employees.

During 2006, we entered into a collective bargaining agreement with the Culinary and Bartenders Union local covering approximately 4,500 of our employees. In May 2007, the dealers at Wynn Las Vegas elected the Transportation Workers Union to represent them. We are currently negotiating a contract. Certain other unions may seek to organize the workers at Wynn Las Vegas. Unionization, pressure to unionize or other forms of collective bargaining could increase our labor costs.

Intellectual Property

Our most important marks are our trademarks and service marks that use the name “WYNN”. Holdings has filed applications with the U.S. Patent and Trademark Office (“PTO”) and various foreign patent and trademark registries, to register a variety of the WYNN-related trademarks and service marks in connection with a variety of goods and services. These marks include “WYNN LAS VEGAS”, “ENCORE” and “WYNN DIAMOND”. Some of the applications are based upon ongoing use and others are based upon a bona fide intent to use the marks in the future.

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

We have also filed applications with various foreign patent and trademark registries including registries in Macau, China, Hong Kong, Taiwan, Japan, certain European countries and various other jurisdictions throughout the world to register a variety of WYNN-related trademarks and service marks in connection with a variety of goods and services. These marks include many of the same marks filed with the United States Patent and Trademark Office and include “WYNN LAS VEGAS”, “ENCORE”, and “WYNN DIAMOND”. Some of the applications are based upon ongoing use and others are based upon a bona fide intent to use the marks in the future.

We recognize that our intellectual property assets, especially the logo version of “WYNN”, are among our most valuable assets. As a result, and in connection with expansion of our resort and gaming activities outside the United States, we have undertaken a program to register our trademarks and other intellectual property rights in all relevant jurisdictions, some of which may pose a risk of unauthorized use or counterfeiting. We have retained counsel and will take all steps necessary to not only acquire, but protect our intellectual property rights against such unauthorized use throughout the world.

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

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Certain information included in this Annual Report on Form 10-K contains statements that are forward-looking, including, but not limited to, statements relating to our business strategy and development activities as well as other capital spending, financing sources, the effects of regulation (including gaming and tax regulations), expectations concerning future operations, profitability and competition. Any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, in some cases you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “would,” “could,” “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “continue” or the negative of these terms or other comparable terminology. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by us. These risks and uncertainties include, but are not limited to, those relating to:

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

•

the impact that an outbreak of an infectious disease, such as avian flu, or the impact of a natural disaster, such as the tsunami which struck southeast Asia in December 2004, may have on the travel and leisure industry; and,

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

We have a substantial amount of consolidated debt in relation to our equity. As of December 31, 2007, we had total outstanding debt of approximately $2 billion. Upon the satisfaction of certain conditions, we will be able to incur up to an additional $883.3 million under our credit facilities to fund the construction of Encore. In addition, our credit agreement and indenture permit us to incur additional indebtedness in connection with potential expansion plans under certain circumstances in the future. Our substantial indebtedness could have important consequences. For example:

•

if we fail to meet our payment obligations or otherwise default under the agreements governing our indebtedness, the lenders under those agreements will have the right to accelerate the indebtedness and exercise other rights and remedies against us. These rights and remedies include rights to:

•	repossess and foreclose upon the assets that serve as collateral;

•	initiate judicial foreclosure against us;

•	petition a court to appoint a receiver for us or for substantially all of our assets; and,

•

we are required to use a substantial portion of our cash flow from the Wynn Las Vegas operations to service and amortize our Wynn Las Vegas indebtedness and to pay construction costs of Encore, which will reduce the available cash flow to fund working capital, other capital expenditures and other general corporate purposes;

•	we may have a limited ability to respond to changing business and economic conditions and to withstand competitive pressures, which may affect our financial condition;

•

we may have a limited ability to obtain additional financing, if needed, to fund construction costs of Encore, satisfy working capital requirements, or pay for other capital expenditures, debt service or other obligations;

•

under our credit facilities, rates with respect to a portion of the interest we pay will fluctuate with market rates and, accordingly, our interest expense will increase if market interest rates increase.

•

if we fail to pay our debts generally as they become due, unsecured creditors that we fail to pay may initiate involuntary bankruptcy proceedings against us, subject to the requirements of the United States Bankruptcy Code, and such bankruptcy proceedings will delay or impair the repayment of our credit facilities and first mortgage notes.

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

The agreements governing our debt facilities contain covenants that restrict our ability to engage in certain transactions and may impair our ability to respond to changing business and economic conditions. The debt facilities impose operating and financial restrictions on us and our restricted subsidiaries, including, among other things, limitations on the ability to:

•	pay dividends or distributions or repurchase equity;

•	incur additional debt;

•	make investments;

•	create liens on assets to secure debt;

•	enter into transactions with affiliates;

•	issue stock of, or member’s interests in, subsidiaries;

•	enter into sale-leaseback transactions;

•	engage in other businesses;

•	merge or consolidate with another company;

•	transfer and sell assets;

•	issue disqualified stock;

•	create dividend and other payment restrictions affecting subsidiaries; and,

•	designate restricted and unrestricted subsidiaries.

Our debt facilities require us to satisfy various financial covenants, which include minimum interest coverage and total debt to earnings before interest, tax, depreciation and amortization. Future indebtedness or other contracts could contain financial or other covenants more restrictive than those applicable to the existing debt facilities.

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

Our business operations are affected by international, national and local economic conditions. A recession or downturn in the general economy, or in a region constituting a significant source of customers for our property, could result in fewer customers visiting, or customers spending less at our properties, which would adversely affect our revenues.

We are entirely dependent on one property for all of our cash flow, which subjects us to greater risks than a gaming company with more operating properties.

We do not expect to have material assets or operations other than Wynn Las Vegas and Encore (opening in December 2008). We are entirely dependent upon Wynn Las Vegas for all of our cash flow. As a result, we are subject to a greater degree of risk than a gaming company with more operating properties. The risks to which we have a greater degree of exposure include the following:

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

•	a decline in the number of visitors to Las Vegas; and,

•	a decrease in gaming and non-gaming activities at Wynn Las Vegas.

Any of the factors outlined above could negatively affect our ability to generate sufficient cash flow to make payments with respect to our debt. Furthermore, the opening of Encore may not decrease our exposure to these risks.

Our casino, hotel, convention and other facilities face intense competition.

The casino/hotel industry is highly competitive and additional developments are currently underway. Resorts located on or near the Las Vegas Strip compete with other Las Vegas Strip hotels and with other hotel casinos in Las Vegas on the basis of overall atmosphere, range of amenities, level of service, price, location, entertainment, theme and size, among other factors. Wynn Las Vegas also competes with a large number of other hotels located in and near Las Vegas, as well as other resort destinations. Some of our competitors have established gaming operations, are subsidiaries or divisions of large public companies, and may have greater financial and other resources than we do.

Wynn Las Vegas also competes, to some extent, with other hotel/casino facilities in Nevada and in Atlantic City, New Jersey, riverboat gaming facilities in other states, casino facilities on Native American lands and elsewhere in the world, state lotteries, and other forms of gaming. The proliferation of gaming activities in other areas could significantly harm our business as well. The impact on our business from the legalization of gaming activities in other metropolitan areas is unclear at this time. In addition, new or renovated casinos in Macau or elsewhere in Asia could draw Asian gaming customers, including high-rollers, away from Wynn Las Vegas.

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

The operation of Wynn Las Vegas is contingent upon maintaining all regulatory licenses, permits, approvals, registrations, findings of suitability, orders and authorizations. The laws, regulations and ordinances requiring these licenses, permits and other approvals generally relate to the responsibility, financial stability and character of the owners and managers of gaming operations, as well as persons financially interested or involved in gaming operations. The scope of the approvals required to open and operate a facility is extensive. We received all approvals and opened Wynn Las Vegas on April 28, 2005; however, we are subject to ongoing regulation to maintain its operation.

The Nevada Gaming Commission may, in its discretion, require the holder of any securities that we or Wynn Resorts issue to file applications, be investigated and be found suitable to own our or Wynn Resorts’ securities if it has reason to believe that the security ownership would be inconsistent with the declared policies of the State of Nevada.

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

Simultaneous expansion of Wynn Macau and construction of Encore may stretch management time and resources and may impact Wynn Las Vegas.

Our affiliate, Wynn Resorts (Macau), S.A., has commenced construction of its Wynn Diamond Suites expansion which includes an additional hotel tower and related amenities and is currently expected to open in 2010. Development and construction efforts for Encore continue. Since there is overlap of the development and construction of this project with the construction of Encore, members of Wynn Resorts’ senior management are simultaneously involved in planning and developing both of these projects. Expanding Wynn Macau simultaneously with the development and construction of Encore may divert management resources from the construction and/or completion of Encore. Management’s inability to devote sufficient time and attention to Encore may delay its construction or opening. Any delay caused by such circumstances could have a negative effect on our business and operations.

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

The strength and profitability of our business depends on consumer demand for hotel casino resorts in general and for the type of luxury amenities Wynn Las Vegas offers. Changes in consumer preferences or discretionary consumer spending could harm our business. The terrorist attacks of September 11, 2001, other terrorist activities in the United States and elsewhere, military conflicts in Iraq and in the Middle East, past outbreaks of infectious disease, and tsunamis have had negative impacts on travel and leisure expenditures, including lodging, gaming and tourism. We cannot predict the extent to which similar events and conditions may continue to affect us, directly or indirectly, in the future. An extended period of reduced discretionary spending and/or disruptions or declines in airline travel and business conventions could significantly harm our operations. In particular, because our business will rely heavily upon high-end customers, particularly international customers, factors resulting in a decreased propensity to travel internationally could have a negative impact on our operations.

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

The terrorist attacks of September 11, 2001 have substantially affected the availability of insurance coverage for certain types of damages or occurrences. We currently have insurance coverage for occurrences of terrorist acts with respect to Wynn Las Vegas for up to $800 million of losses that could result from these acts. However, these types of acts could expose us to losses that exceed our coverage and could have a significant negative impact on our operations.

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

If a third party successfully challenges Wynn Holdings’ ownership of, or right to use, the Wynn-related service marks, our business or results of operations could be harmed.

We have sublicensed certain Wynn-related trademarks and services from Wynn Holdings. Wynn Holdings has filed applications with the United States Patent and Trademark Office (“PTO”), to register a variety of WYNN-related trademarks and service marks in connection with a variety of goods and services. These marks include “WYNN LAS VEGAS,” “WYNN DIAMOND,” and “ENCORE.” Some of the applications are based upon ongoing use and others are based upon a bona fide intent to use the marks in the future.

A common element of these marks is the use of the surname, “WYNN.” As a general rule, a surname (or a mark primarily constituting a surname) cannot be registered unless the surname has acquired “secondary meaning.” To date, Wynn Holdings has been successful in demonstrating to the PTO such secondary meaning for the Wynn name, in certain of the applications, based upon Mr. Wynn’s prominence as a resort developer, but we cannot assure you that we will be successful with the other pending applications.

Even if Wynn Holdings is able to obtain registration of the WYNN-related marks, such federal registrations are not completely dispositive of the right to such marks. Third parties who claim prior rights with respect to similar marks may nonetheless challenge our right to obtain registrations or our use of the marks and seek to overcome the presumptions afforded by such registrations.

We have also filed applications with various foreign patent and trademark registries including registries in Macau, China, Hong Kong, Taiwan, Japan, certain European countries and various other jurisdictions throughout the world to register a variety of WYNN-related trademarks and service marks in connection with a variety of goods and services. These marks include many of the same marks filed with the United States Patent and Trademark Office and include “WYNN LAS VEGAS,” “WYNN DIAMOND,” and “ENCORE.” Some of the applications are based upon ongoing use and others are based upon a bona fide intent to use the marks in the future.

We recognize that our intellectual property assets, especially the logo version of “Wynn”, are among our most valuable assets. As a result, and in connection with expansion of our resort and gaming activities outside the United States, we have undertaken a program to register our trademarks and other intellectual property rights in all relevant jurisdictions, some of which may pose a risk of unauthorized use or counterfeiting. We have retained counsel and will take all steps necessary to not only acquire, but protect our intellectual property rights against such unauthorized use throughout the world.

If a third party asserts other forms of intellectual property claims against us, our business or results of operations could be adversely affected.

Historically, trademarks and service marks have been the principal form of intellectual property rights relevant to the gaming industry. However, due to the increased use of technology in computerized gaming machines and in business operations generally, other forms of intellectual property rights (such as patents and copyrights) are becoming of increased relevance. It is possible that, in the future, third parties might assert superior intellectual property rights or allege that their intellectual property rights cover some aspect of our operations. The defense of such allegations may result in substantial expenses, and, if such allegations should be true, may have a material impact on our business.

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

Our ultimate parent company is Wynn Resorts. Mr. Wynn and Aruze USA, Inc., a company controlled by one of our directors, each own approximately 21% of Wynn Resorts’ currently outstanding common stock. As a result, Mr. Wynn and Aruze USA, Inc., to the extent they vote their shares in a similar manner, may be able to control all matters requiring our stockholders’ approval, including the approval of significant corporate transactions.

On November 13, 2006, the Board of Wynn Resorts approved an amendment of its bylaws that exempts future acquisitions of shares of Wynn Resorts’ common stock by either Mr. Wynn or Aruze USA, Inc. from Nevada’s acquisition of controlling interest statutes. The Nevada acquisition of controlling interest statutes require stockholder approval in order to exercise voting rights in connection with any acquisition of a controlling interest in certain Nevada corporations unless the articles of incorporation or bylaws of the corporation in effect on the 10th day following the acquisition of a controlling interest by certain acquiring persons provide that these statutes do not apply to the corporation or to the acquisition specifically by types of existing or future stockholders. These statutes define a “controlling interest” as (i) one-fifth or more but less than one-third, (ii) one-third or more but less than a majority, or (iii) a majority or more, of the voting power in the election of directors. As a result of the bylaw amendment, either Mr. Wynn or Aruze USA, Inc. or their respective affiliates may acquire ownership of outstanding voting shares of Wynn Resorts permitting them to exercise more than one-third but less than a majority, or a majority or more, of all of the voting power of the corporation in the election of directors, without requiring a resolution of the stockholders of the corporation granting voting rights in the control shares acquired.

In addition, Mr. Wynn and Aruze USA, Inc., together with Baron Asset Fund, have entered into a stockholders’ agreement. Under the stockholders’ agreement, Mr. Wynn and Aruze USA, Inc., have agreed to vote their shares of Wynn Resorts’ common stock for a slate of directors, a majority of which will be designated by Mr. Wynn, of which at least two will be independent directors, and the remaining members of which will be designated by Aruze USA, Inc. As a result of this voting arrangement, Mr. Wynn, as a practical matter, controls the slate of directors to be elected to Wynn Resorts’ board of directors. In addition, in November 2006, this agreement was amended to require the written consent of both Mr. Wynn and Aruze USA, Inc. prior to either party selling or transferring any shares of Wynn Resorts that it owns.

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

Risks Associated with the Construction and Development of Encore

The construction and development costs of Encore are estimates only, and actual construction and development costs may be higher than expected.

Our project budget is approximately $2.2 billion, consisting of approximately $2.1 billion for Encore and approximately $100 million for an employee parking garage on our Koval property, an associated pedestrian bridge and costs incurred in connection with the remodeling of the Broadway Theater and production of “Monty Python’s Spamalot” at Wynn Las Vegas. While we believe that the estimated construction and development costs for Encore are reasonable, these construction and development costs are estimates and the actual costs may be higher than expected. Although we will have certain owners’ contingencies to cover cost overruns, these contingencies may not be sufficient to cover the full amount of such overruns. If these contingencies are not sufficient to cover these costs, we may not have the funds required to pay the excess costs and would be dependent upon Wynn Resorts, which is not a guarantor of debt, to contribute additional capital to achieve final completion of the project. Wynn Resorts has no operations except for those of its subsidiaries, which are not obligated to satisfy any obligations or liabilities of Wynn Resorts.

We intend to fund a substantial portion of the construction and development costs of Encore and our substantial debt service and other obligations with cash flows generated by Wynn Las Vegas, which may not be sufficient to fund such construction and development costs and debt service obligations.

Our ability to make interest payments under our credit facilities, the first mortgage notes and any other indebtedness, and to fund a substantial portion of the construction and development costs of Encore, is dependent on our ability to generate sufficient cash flow from our operations at Wynn Las Vegas. We cannot assure you that Wynn Las Vegas will continue to be able to generate sufficient cash flow to make the interest payments under our credit facilities, the first mortgage notes and any other indebtedness, and fund other costs (including the construction and development of Encore). Our ability to generate cash flow depends on many factors, including:

•	our operating performance;

•	the demand for services that we provide;

•	general economic conditions and economic conditions affecting Nevada or the hotel/casino industry in particular;

•	our ability to hire and retain employees at a reasonable cost;

•	competition; and,

•	legislative and regulatory factors affecting our operations and business.

Some of these factors are beyond our control. Any inability to generate sufficient cash flows to meet our debt service and other obligations (including the construction and development of Encore) would have a material adverse effect on our operating results and financial condition.

There are significant risks associated with major construction projects that may prevent completion of Encore on schedule and within budget.

Major construction projects of the scope and scale of Encore entail significant risks, including:

•	shortages of materials or skilled labor;

•	unforeseen engineering, environmental and/or geological problems;

•	work stoppages;

•	weather interference;

•	unanticipated cost increases; and,

•	unavailability of construction equipment.

Construction, equipment or staffing problems or difficulties in obtaining any of the requisite licenses, permits and authorizations from regulatory authorities could increase the total cost, delay or prevent the construction or opening or otherwise affect the design and features of Encore.

We anticipate that only some of the subcontractors engaged for Encore will post bonds guaranteeing timely completion of a subcontractor’s work and payment for all of that subcontractor’s labor and materials. We cannot assure you that these bonds will be adequate to ensure completion of the work.

Encore may not commence operations on schedule and construction costs for the project may exceed budgeted amounts. Failure to complete Encore on schedule or within budget could result in a default under our credit facilities and may have a significant negative effect on us and on our ability to make payments on our debt, including the first mortgage notes.

There are conditions precedent to the funding of the remaining components of the financing for Encore.

As of December 31, 2007, we had approximately $883.3 million available under our credit facilities, which we intend to use to fund construction of Encore. We expect to use the availability under our credit facilities, the remaining proceeds from a debt issuance we completed in November 2007, and cash flow from operations to fund the remaining construction costs of Encore.

We have entered into an amended and restated disbursement agreement with the agent under our credit facilities which establishes conditions for the disbursement of funds for Encore.

We cannot assure you that we will be able to satisfy the conditions to funding at the time drawdowns are required to make payments of our construction costs. Satisfaction of various conditions is subject to the discretion of the disbursement agent and the lenders under our credit facilities and/or their consultants and agent and may therefore be beyond our control. Failure to satisfy the conditions to the drawdowns under our credit facilities could impact our ability to construct Encore. We may not have access to alternative sources of funds necessary to construct Encore on satisfactory terms or at all.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Las Vegas Land

We currently own approximately 240 acres of land on or near the Las Vegas Strip. This consists of approximately 55 acres at the northeast corner of the intersection of Las Vegas Boulevard and Sands Avenue, an additional parcel of approximately 20 acres fronting Las Vegas Boulevard next to the Wynn Las Vegas site on which we are constructing Encore, the approximately 142-acre golf course behind Wynn Las Vegas, approximately 5 acres adjacent to the golf course on which an office building is located and approximately 18 acres located across from the Wynn Las Vegas site at Koval Lane and Sands Avenue, a portion of which is improved with an employee parking garage.

Las Vegas Water Rights

We own approximately 934 acre-feet of permitted domestic and recreation water rights, which we currently use to irrigate the golf course. We also own approximately 52 acre-feet of permitted (and some certificated) quasi-municipal water rights, which are used to supply the water for the Wynn Las Vegas lake/mountain feature. There are significant cost savings and conservation benefits associated with using water supplied pursuant to our water rights. We anticipate using our water rights to support future development of the golf course land.

Item 3. Legal Proceedings

We are occasionally party to lawsuits. As with all litigation, no assurance can be provided as to the outcome of such matters and we note that litigation inherently involves significant costs. We are not currently party to any material legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of our security holder during the fourth quarter of 2007.

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

Holders

Holdings owns all of the membership interests in the Company as of the date of this filing.

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

	Years Ended December 31,
	2007	2006	2005	2004	2003
	(in thousands)
Consolidated Statement of Operations Data:
Net revenues [1]	$1,295,851	$1,139,348	$722,292	$—	$—
Pre-opening costs	6,457	2,020	67,454	41,073	16,437
Operating income (loss)	200,621	116,456	13,056	(46,431)	(18,981)
Net income (loss)	124,219	9,808	(45,274)	(160,502)	(7,180)

	As of December 31,
	2007	2006	2005	2004	2003
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$146,521	$93,820	$87,777	$25,691	$18,234
Restricted cash and investments [2]	31,052	197,517	394,757	778,590	356,141
Construction in progress	865,130	214,574	30,996	1,448,529	565,230
Total assets	3,647,256	3,119,888	3,195,828	2,788,302	1,209,183
Total long-term obligations [3]	2,035,653	1,683,906	1,763,995	1,356,593	927,327
Members equity	1,375,020	1,242,770	1,224,829	1,276,868	221,895

[1]	Wynn Las Vegas opened on April 28, 2005.
[2]	Restricted cash and investments primarily reflect the proceeds of our debt and equity financings that are restricted for the construction of Encore and prior to December 31, 2005, for Wynn Las Vegas.
[3]	Includes the current portion of long-term debt and long-term amounts due to affiliates.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K.

Overview

We are a developer, owner and operator of destination casino resorts. We currently own and operate Wynn Las Vegas, a destination casino resort in Las Vegas, Nevada, which opened on April 28, 2005. In addition, on April 28, 2006, we commenced construction of “Encore Suites at Wynn Las Vegas” or “Encore”, a hotel casino resort which when completed will be fully integrated with Wynn Las Vegas. Until the opening of Wynn Las Vegas in 2005, we were solely a development stage company.

Wynn Las Vegas

The resort, which is located at the intersection of the Las Vegas Strip and Sands Avenue, occupies approximately 217 acres of land fronting the Las Vegas Strip and utilizes approximately 18 additional acres across Sands Avenue, a portion of which is improved with an employee parking garage and approximately 5 acres adjacent to our golf course on which an office building is located.

We believe Wynn Las Vegas is the preeminent destination casino resort on the Strip in Las Vegas. Wynn Las Vegas currently features:

•	An approximately 111,000 square foot casino offering 24-hour gaming and a full range of games, including private baccarat salons, a poker room, and a race and sports book;

•	Luxury hotel accommodations in 2,716 spacious hotel rooms, suites and villas;

•	22 food and beverage outlets featuring signature chefs, including the AAA Five Diamond, Mobil Five Star and Michelin award-winning restaurant, Alex;

•	A Ferrari and Maserati automobile dealership;

•

Approximately 74,000 square feet of high-end, brand-name retail shopping, including stores and boutiques featuring Alexander McQueen, Brioni, Cartier, Chanel, Dior, Graff, Louis Vuitton, Manolo Blahnik, Oscar de la Renta, Vertu and others;

•	Recreation and leisure facilities, including an 18-hole golf course, five swimming pools, private cabanas and full service spa and salon; and,

•	Two showrooms, two nightclubs and a lounge.

The Tower Suites at Wynn Las Vegas is the only casino resort in the world that holds both the Mobil five star and AAA five diamond distinctions. In addition, Wynn Las Vegas was recognized in November 2007 by Michelin, the esteemed European restaurant rating system. Two Michelin stars were awarded to Alex and one Michelin star was awarded to each of Wing Lei and Daniel Boulud Brasserie. Additionally, Wynn Las Vegas received five red pavilions, the highest for Michelin rated accommodations.

In response to our evaluation of the completed Wynn Las Vegas project and the reactions of our guests, we began to make enhancements and refinements to Wynn Las Vegas in the third quarter of 2005 which continued throughout 2007. During the year ended December 31, 2006, we remodeled the six North Fairway Villas, several areas of the retail promenade, a portion of the baccarat area to feature a casino bar and improved public baccarat space along with private baccarat salons and converted the Keno lounge to a retail outlet for womens’ accessories. During the year ended December 31, 2007, projects included remodeling the Le Rêve Theater to enhance the customer experience, two retail outlet conversions and the conversion of Lure to the nightclub Blush.

Encore at Wynn Las Vegas

We are constructing Encore on approximately 20 acres on the Las Vegas Strip, immediately adjacent to Wynn Las Vegas. Encore’s plans include a 2,034 all-suite hotel tower fully integrated with Wynn Las Vegas, an approximately 72,000 square foot casino, additional convention and meeting space, as well as restaurants, a nightclub, swimming pools, a spa and salon and retail outlets. We continue to refine the final design of Encore. Encore is expected to open in December 2008.

Our project budget is approximately $2.2 billion, consisting of approximately $2.1 billion for Encore and approximately $100 million for an employee parking garage on our Koval property, an associated pedestrian bridge and costs incurred in connection with the remodeling of the Broadway Theater and production of “Monty Python’s Spamalot” at Wynn Las Vegas, which opened in March 2007. The project budget will be funded from our existing credit facilities, remaining proceeds from a $400 million debt issuance completed in November 2007 and operating cash flow from Wynn Las Vegas. To the extent additional funds are required, we will provide these amounts with additional debt and equity contributions by Wynn Resorts or additional indebtedness to be incurred by Wynn Las Vegas.

On February 27, 2007, we entered into a Design Build Architectural, Engineering and Construction Services Agreement (the “Contract”) with Tutor-Saliba Corporation (“Tutor”) for the design and construction of Encore.

The Contract sets forth all of the terms and conditions pursuant to which Tutor will design and construct Encore. In June 2007, the Company and Tutor executed the first amendment to the Contract which set the guaranteed maximum price (“GMP”) for work under the Contract at $1.3 billion. In connection with the execution and delivery of the Contract, Tutor and the Ronald N. Tutor Separate Trust (the “Trust”) have entered into and consented to a Net Worth Agreement pursuant to which (x) the Trust agreed that it will retain its current majority holdings of Tutor and (y) the Trust and Tutor agreed that during the term of the Contract, Tutor will maintain (i) net worth of at least $100 million, and (ii) liquid assets of at least $50 million.

Results of Operations

We offer gaming, hotel accommodations, dining, entertainment, retail shopping, convention services and other amenities at Wynn Las Vegas. We currently rely solely upon the operations of Wynn Las Vegas for our operating cash flow. Concentration of our cash flow in one property exposes us to certain risks that competitors, whose operations are more diversified, may be better able to control. In addition to the concentration of operations in a single property, many of our customers are high-end gaming customers who wager on credit, thus exposing us to increased credit risk. High-end gaming also increases the potential for variability in our results. We opened Wynn Las Vegas on April 28, 2005. Accordingly, our results of operations for the years ended December 31, 2007 and 2006 include full periods for Wynn Las Vegas, however, the year ended December 31, 2005 contains only 248 days of operations.

We recorded net income for the year ended December 31, 2007 of $124.2 million, which represents a $114.4 million increase from the $9.8 million recorded during the year ended December 31, 2006. This increase is due to significant increases in revenues and operating income primarily related to our casino operations as identified below.

Operating Measures

Certain key operating statistics specific to the gaming industry are included in our discussions of our operational performance for the periods in which a Consolidated Statement of Operations is presented. Below are definitions of the gaming statistics discussed:

•	“Table games win” is the amount of drop that is retained and recorded as casino revenue.

•	“Drop” is the amount of cash and net markers issued that are deposited in a gaming table’s drop box.

•	“Slot win” is the amount of “handle” (represents the total amount wagered) that is retained and recorded as casino revenue.

•	“Average Daily Rate” (“ADR”) is calculated by dividing total room revenue by total rooms occupied.

•	“Revenue per Available Room” (“REVPAR”) is calculated by dividing total room revenue by total rooms available.

Financial results for the year ended December 31, 2007 compared to financial results for the year ended December 31, 2006.

Revenues

Net revenues for the year ended December 31, 2007 were comprised of $642.3 million in net casino revenues (49.6% of total net revenues) and $653.5 million of net non-casino revenues (50.4% of total net revenues). Net revenues for the year ended December 31, 2006 were comprised of $535.6 million in net casino revenues (47% of total net revenues) and $603.8 million of net non-casino revenues (53% of total net revenues). We believe the quality of our resorts’ non-casino amenities, combined with providing guests an unparalleled total resort experience, has driven a premium in our ADR and other non-gaming revenues as well as increased the length of casino play.

Casino revenues are comprised of the net win from our table games and slot machine operations. Casino revenues for the year ended December 31, 2007 of approximately $642.3 million represents an increase of approximately $106.8 million (or 19.9%) from casino revenues of $535.6 million for the year ended December 31, 2006. The increase in casino revenues is primarily driven by Wynn Las Vegas’ success in the high-end gaming market. For the year ended December 31, 2007, we experienced a 14.6% increase in drop and our average table games win percentage (before discounts) of 25.3% was above the expected range of 21% to 24%. During the year ended December 31, 2006, our average table game win percentage (before discounts) was 22.1%. Slot handle at Wynn Las Vegas increased slightly during the year ended December 31, 2007 as compared to 2006, and our slot win percentage for the years ended December 31, 2007 and 2006 was within the expected range of 4.5% and 5.5%.

For the year ended December 31, 2007, room revenues were approximately $285.7 million, which represents a $17.5 million (or 6.5%) increase over the $268.2 million generated for the year ended December 31, 2006. The increase is primarily driven by increased occupancy and rates as noted in the table of key operating measures below.

	For the Year Ended December 31,
	2007	2006
Average Daily Rate	$300	$287
Occupancy	96.0%	94.4%
REVPAR	$288	$271

Other non-casino revenues for the year ended December 31, 2007 included food and beverage revenues of approximately $311 million, retail revenues of approximately $94.8 million, entertainment revenues of approximately $64.5 million, and other revenues from outlets, including the spa and salon, of approximately $50.2 million. Other non-casino revenues for the year ended December 31, 2006 included food and beverage revenues of approximately $295.2 million, retail revenues of approximately $79.3 million, entertainment revenues of approximately $66.3 million, and other revenues from outlets, including the spa and salon, of approximately $49 million.

Departmental, Administrative and Other Expenses

During the year ended December 31, 2007, departmental expenses included casino expenses of $276.5 million, rooms expenses of $75.8 million, food and beverage expenses of $192.5 million, and entertainment, retail and other expenses of $145.5 million. Also included are general and administrative expenses of approximately $199.8 million and approximately $21.1 million charged as a provision for doubtful accounts receivable. During the year ended December 31, 2006, departmental expenses included casino expenses of $250.4 million, room expenses of $71.2 million, food and beverage expenses of $185.4 million, and entertainment, retail and other expenses of $129.9 million. Also included are general and administrative expenses of approximately $180.7 million and approximately $20.7 million charged as a provision for doubtful accounts receivable. The increase of Wynn Las Vegas expenses is commensurate with the increase in revenues.

Management fees

Since opening Wynn Las Vegas, management fees payable to Wynn Resorts for certain corporate management services have been charged and accrued at a rate equal to 1.5% of net revenues. These fees will be paid upon meeting certain leverage ratios and satisfying certain other criteria set forth in our credit facilities. Management fees were $19.5 million for the year ended December 31, 2007 compared to $17.1 million for the prior year as a result of increased revenues.

Pre-opening costs

Pre-opening costs for the year ended December 31, 2007 of $6.5 million increased by $4.4 million compared to the $2 million incurred during the year ended December 31, 2006. Pre-opening costs for the year ended December 31, 2007 were incurred with the opening of “Monty Python’s Spamalot” and the development of Encore. As the development and construction of Encore progresses in 2008, we expect associated pre-opening costs to increase as opening approaches in December 2008, but not to the same level as we experienced with the opening of Wynn Las Vegas on April 28, 2005.

Depreciation and amortization

Depreciation and amortization expense for the year ended December 31, 2007 of $152.8 million increased by $5.2 million compared to the $147.6 million incurred in the year ended December 31, 2006, primarily due to the addition of a new employee parking garage and the amortization of additional show production costs.

During the construction of Wynn Las Vegas and Encore, costs incurred in the construction of the buildings, improvements to land and the purchases of assets for use in operations were capitalized. Once Wynn Las Vegas opened on April 28, 2005 and these assets were placed into service, we began recognizing the associated depreciation expense. When Encore opens and these assets are placed into service in December 2008, we will begin recognizing the associated depreciation expense thereon. Depreciation expense will continue throughout the estimated useful lives of these assets. In addition, we continually evaluate the useful life of our property and equipment, intangibles and other assets. When circumstances require a revision to those estimates of useful life, we adjust them accordingly.

Contract Termination Fee

In February 2006, we agreed with the producers of “Avenue Q” to end Avenue Q’s exclusive Las Vegas run at Wynn Las Vegas’ Broadway Theater at the end of May 2006. To terminate the contract, we paid a termination fee of $5 million. This fee was recorded in the first quarter of 2006. We have remodeled the Broadway Theater and adjacent areas to accommodate performances of “Monty Python’s Spamalot” which opened in the first quarter of 2007.

Property charges and other

Property charges and other for the year ended December 31, 2007 of $6 million decreased by $8.4 million compared to the $14.4 million incurred for the year ended December 31, 2006.

In response to our evaluation of the completed Wynn Las Vegas project and the reactions of our guests, we continue to make enhancements and refinements to Wynn Las Vegas. Costs relating to assets retired as a result of these enhancement and remodel efforts have been expensed as property charges. During the year ended December 31, 2007, asset abandonments were recorded related to the remodel and enhancements made to the Le Rêve Theater, the abandonment of a marquee sign, two retail outlet conversions and the conversion of Lure to the nightclub Blush. During the year ended December 31, 2006, we remodeled the six North Fairway Villas, several areas of the retail promenade, a portion of the baccarat area to feature a casino bar and improved public baccarat space along with private baccarat salons and converted the Keno lounge to a retail outlet for womens’ accessories.

Other non-operating costs and expenses

Interest income was $14.2 million for the year ended December 31, 2007, a decrease of $8.6 million compared to $22.8 million for the year ended December 31, 2006. This decrease is primarily due to reduced interest income earned on restricted cash balances during the year ended December 31, 2007 compared to 2006 as our restricted cash was used to fund costs related to the development and construction of Encore.

Interest expense, net of capitalized interest of $33.6 million, was $86.1 million for the year ended December 31, 2007 compared to $117.8 million, net of capitalized interest of $7.7 million, for the year ended December 31, 2006. This decrease is due to lower average debt balances under the credit facilities during the year, lower interest rates as a result of the August 2006 bank refinancing and increased capitalized interest of $25.9 million due to the continued construction of Encore, offset by approximately $4 million of additional interest expense related to the $400 million of debt issued in November 2007. Interest capitalization will increase in future periods as Encore construction progresses.

Our interest rate swap is accounted for in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activity”, as amended. The fair value of our interest rate swap is recorded as either an asset or liability with changes in the fair value of the interest rate swap recorded as an increase (decrease) in swap fair value. We recorded a decrease in swap fair value of approximately $4.4 million for the year ended December 31, 2007 and an increase in swap fair value of approximately $871,000 for the year ended December 31, 2006 resulting from a decrease in the fair value of our interest rate swap from December 31, 2006 to December 31, 2007 and an increase in the fair value of our interest rate swap from December 31, 2005 to December 31, 2006 (December 31, 2005 to August 15, 2006 in the case of the terminated swap), respectively. We began 2006 with two $200 million notional amount interest rate swaps. On August 15, 2006, concurrent with the refinancing of our Credit Facilities (see “Liquidity and Capital Resources—Financing Activity”), we terminated one of our two previously existing interest rate swaps. For further information on our interest rate swaps, see Part II-Item 7A. “Quantitative and Qualitative Disclosures about Market Risk.”

Loss from extinguishment of debt for the year ended December 31, 2007 was $157,000. In March 2007, World Travel, LLC, a subsidiary of Wynn Las Vegas, LLC, refinanced a $44.75 million note payable. The new loan had an original principal balance of $42 million and is due April 1, 2017. In connection with this transaction, we incurred a net loss from extinguishment of debt of $157,000 related to the write-off of unamortized debt issue costs associated with the original loan during the year ended December 31, 2007. Loss from extinguishment of debt totaled $12.5 million for the year ended December 31, 2006. On August 15, 2006 we refinanced our credit facilities as discussed in further detail below (see “Liquidity and Capital Resources—Financing Activities”). In accordance with EITF Issue 96-19, we recorded a loss from extinguishment of debt for the year ended December 31, 2006 of approximately $10.8 million to reflect the write-off of the previous term loan’s unamortized deferred financing costs and the payment of certain third-party bank fees incurred during the refinancing. On November 1, 2006, we redeemed the remaining approximate $10.1 million of our 12% Second Mortgage Notes due 2010 (the “Second Mortgage Notes”) and incurred a $1.7 million redemption premium which is also included as loss from extinguishment of debt.

Financial results for the year ended December 31, 2006 compared to financial results for the year ended December 31, 2005.

Our results of operations for the year ended December 31, 2006 include a full period of operations for Wynn Las Vegas and only 248 days of Wynn Las Vegas operations for the year ended December 31, 2005.

Revenues

Net revenues for the year ended December 31, 2006 were comprised of $535.6 million in casino revenues (47% of total net revenues) and $603.8 million of net non-casino revenues (53% of total net revenues). Net revenues for the 248 days of operations for the year ended December 31, 2005 were comprised of $353.7 million in net casino revenues (49% of total net revenues) and $368.6 million of net non-casino revenues (51% of total net revenues). We believe the quality of our resorts’ non-casino amenities, combined with providing guests an unparalleled total resort experience, has driven a premium in our ADR and other non-gaming revenues.

Casino revenues for the year ended December 31, 2006 of approximately $535.6 million represents an approximately $181.9 million (or 51.4%) increase from the casino revenues of $353.7 million for the 248 days of operations for the year ended December 30, 2005. The increase in casino revenues was primarily driven by Wynn Las Vegas being open for all of 2006 as opposed to only 248 days in 2005. For the year ended December 31, 2006, our average table games win percentage (before discounts) of 22.1% was within the expected range of 21% to 24%. During the year ended December 31, 2005, our average table game win percentage (before discounts) was 21.5%. Our slot win percentage for the years ended December 31, 2006 and 2005 was within the expected range of 4.5% and 5.5%.

For the year ended December 31, 2006, room revenues were approximately $268.2 million, which represents a $97.9 million (or 57.5%) increase over the $170.3 million generated in the 248 days of operations for the year ended December 31, 2005. The increase is primarily driven by Wynn Las Vegas being open for the full year as opposed to 248 days of operations in 2005, as well as increased occupancy and rates as noted in the table of key operating measures below.

	For the Year Ended December 31,
	2006	2005
Average Daily Rate	$287	$274
Occupancy	94.4%	92.1%
REVPAR	$271	$253

Other non-casino revenues for the year ended December 31, 2006 included food and beverage revenues of approximately $295.2 million, retail revenues of approximately $79.3 million, entertainment revenues of approximately $66.3 million, and other revenues from outlets, including the spa and salon, of approximately $49 million. Other non-casino revenues for the 248 days of operations for the year ended December 31, 2005 included food and beverage revenues of approximately $173.7 million, retail revenues of approximately $51.2 million, entertainment revenues of approximately $41.8 million, and other revenues from outlets, including the spa and salon, of approximately $ 32.5 million. Food and beverage revenues in 2006 benefited significantly from increased revenues from the nightclub located in Wynn Las Vegas as compared to the 2005 food and beverage revenues.

Departmental, Administrative and Other Expenses

During the year ended December 31, 2006, departmental expenses included casino expenses of $250.4 million, rooms expenses of $71.2 million, food and beverage expenses of $185.4 million, and entertainment, retail and other expenses of $129.9 million. Also included are general and administrative expenses of approximately $180.7 million and approximately $20.7 million charged as a provision for doubtful accounts receivable. During the year ended December 31, 2005, departmental expenses included casino expenses of $155.1 million, room expenses of $44.2 million, food and beverage expenses of $118.7 million, and entertainment, retail and other expenses of $79.6 million. Also included are general and administrative expenses of approximately $109.2 million and approximately $16.3 million charged as a provision for doubtful accounts receivable. The increase in expenses is due primarily to a full period of Wynn Las Vegas operations in 2006 compared to 248 days of operations in 2005. Furthermore, the increase of Wynn Las Vegas expenses was commensurate with the increase in revenues.

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

Management fees

Since opening Wynn Las Vegas, management fees payable to Wynn Resorts for certain corporate management services have been charged and accrued at a rate equal to 1.5% of revenues. These fees will be paid upon meeting certain leverage ratios and satisfying certain other criteria set forth in our credit facilities. Management fees were $17.1 million for the year ended December 31, 2006 compared to $10.8 million for the prior year. This increase is primarily due to a full year of operations in 2006 compared to 248 days in 2005.

Pre-opening costs

Pre-opening costs for the year ended December 31, 2006 of $2 million decreased by $65.4 million compared to the $67.5 million incurred during the year ended December 31, 2005. Wynn Las Vegas no longer incurred pre-opening costs once the property opened on April 28, 2005; consequently, only the relatively small amount of pre-opening costs relating to Encore were incurred during the year ended December 31, 2006. There was a substantial increase in staffing immediately preceding the opening of Wynn Las Vegas, which is reflected in the pre-opening costs in 2005. As the development and construction of Encore progresses, we expect associated pre-opening costs to increase, but not to the same level as we experienced with Wynn Las Vegas.

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

Contract Termination Fee

In February 2006, we agreed with the producers of “Avenue Q” to end Avenue Q’s exclusive Las Vegas run at Wynn Las Vegas’ Broadway Theater at the end of May 2006. To terminate the contract, we paid a termination fee of $5 million. This fee was recorded in the first quarter of 2006. We have remodeled the Broadway Theater and adjacent areas to accommodate performances of “Monty Python’s Spamalot”, which opened in the first quarter of 2007.

Property charges and other

Property charges and other for the year ended December 31, 2006 of $14.4 million increased by $0.2 million compared to the $14.2 million incurred for the year ended December 31, 2005.

In response to our evaluation of the completed Wynn Las Vegas project and the reactions of our guests, we began to make enhancements and refinements to Wynn Las Vegas in the third quarter of 2005 which continued throughout 2006. The $14.4 million of costs relating to assets retired as a result of these enhancement and remodel efforts for the year ended December 31, 2006 have been expensed as property charges. During the year ended December 31, 2006, we remodeled the six North Fairway Villas, several areas of the retail promenade, a portion of the baccarat area to feature a casino bar and improved public baccarat space along with private baccarat salons and converted the Keno lounge to a retail outlet for womens’ accessories.

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

We began 2006 with two $200 million notional amount interest rate swaps. On August 15, 2006, concurrent with the refinancing of our credit facilities (see “Liquidity and Capital Resources—Financing Activities”), we terminated one of our two previously existing interest rate swaps. The fair values of our interest rate swaps are recorded as either assets or liabilities. Changes in the fair value of these interest rate swaps are recorded as an increase (decrease) in swap fair value. We recorded an increase in swap fair value of approximately $871,000 for the year ended December 31, 2006 and an increase in swap fair value of approximately $9.9 million for the year ended December 31, 2005 resulting from the increases in the fair value of our interest rate swaps from December 31, 2005 to December 31, 2006 (December 31, 2005 to August 15, 2006 in the case of the terminated swap) and from December 31, 2004 to December 31, 2005, respectively. For further information on our interest rate swaps, see Part II-Item 7A. “Quantitative and Qualitative Disclosures about Market Risk.”

Loss from extinguishment of debt totaled $12.5 million for the year ended December 31, 2006. On August 15, 2006 we refinanced our credit facilities as discussed in further detail below (see “Liquidity and Capital Resources—Financing Activities”). In accordance with EITF Issue 96-19, we recorded a loss from extinguishment of debt for the year ended December 31, 2006 of approximately $10.8 million to reflect the write-off of the previous term loan’s unamortized deferred financing costs and the payment of certain third-party bank fees incurred during the refinancing. On November 1, 2006, we redeemed the remaining approximate $10.1 million of our Second Mortgage Notes and incurred a $1.7 million redemption premium which is also included as loss from extinguishment of debt.

Liquidity and Capital Resources

Cash Flow from Operations

Our operating cash flows are primarily affected by the operating income generated by Wynn Las Vegas, interest paid, and non-cash charges included in operating income. Net cash provided by operations for the year ended December 31, 2007 was $315.7 million compared to $205.6 million provided by operations for the year ended December 31, 2006. This increase is due to the increase in operating income as a result of improved operational results especially in the casino department.

Capital Resources

At December 31, 2007, we had approximately $146.5 million of cash and cash equivalents available for use without restriction, including for operations, new development activities, enhancements to Wynn Las Vegas, or to support the construction of Encore. We require a certain amount of cash on hand for operations. Excess funds are swept from accounts into overnight investments, to repay borrowings under our credit facilities or fund development of Encore. In addition, we have $883.3 million available under our credit facilities as described under Financing Activities below.

At December 31, 2007, we had approximately $31.1 million of restricted cash and investments in the Encore completion guarantee account. Restricted investments are kept in money market funds or relatively short-term, government-backed, marketable debt securities as required by agreements governing our debt facilities.

Cash Flows—Investing Activities

Wynn Las Vegas

In the third quarter of 2005, we began to make certain enhancements and refinements to Wynn Las Vegas. As a result, we have incurred and will continue to incur capital expenditures relating to these enhancements and refinements. Under the terms of our credit facilities, we were permitted to make up to $172.2 million of capital expenditures in 2007 (including $47.2 million carried forward from 2006), of which we have expended approximately $60.1 million. For 2008, the limit under our credit facilities is $272.1 million, including $112.1 million carried forward from 2007. The spending limit will be increased to the extent funds are contributed to Wynn Las Vegas by Wynn Resorts.

Encore at Wynn Las Vegas

On April 28, 2006, we commenced construction on Encore. Design and construction is progressing as expected at Encore. We expect to open Encore in December 2008. Current construction activities in the various project sections include the following:

•	The concrete floor slabs and structural steel are complete for the hotel tower.

•	Exterior glass installation is 95% complete.

•	The furniture and equipment installation is complete up to the 6th floor.

•	The low-rise casino concrete pours and the structural steel are complete.

•	Drywall is 80% complete in the convention area and 20% complete at the casino level, spa level, and back of house.

•	Taxi and valet tunnels are 60% completed and exterior enclosure of the entire low rise is 80% complete.

Our project budget is approximately $2.2 billion, consisting of approximately $2.1 billion for Encore and approximately $100 million for an employee parking garage on our Koval property, an associated pedestrian bridge and costs incurred in connection with the remodeling of the Broadway Theater and production of “Monty Python’s Spamalot” at Wynn Las Vegas. The project budget is being funded from our existing credit facilities and remaining proceeds from a $400 million debt offering completed in November 2007, and operating cash flow from Wynn Las Vegas. To the extent additional funds are required, we will provide these amounts with additional debt and equity contributions by Wynn Resorts or additional indebtedness to be incurred by Wynn Las Vegas.

On February 27, 2007, we entered into a Design Build Architectural, Engineering and Construction Services Agreement (the “Contract”) with Tutor-Saliba Corporation (“Tutor”) for the design and construction of Encore. The Contract sets forth all of the terms and conditions pursuant to which Tutor will design and construct Encore. In June 2007, we executed the First Amendment to the Contract which set the Guaranteed Maximum Price (“GMP”) for construction work covered by the Contract at $1.3 billion. In connection with the execution and delivery of the Contract, Tutor and the Ronald N. Tutor Separate Trust (the “Trust”) have entered into and consented to a Net Worth Agreement pursuant to which (x) the Trust agreed that it will retain its current majority holdings of Tutor and (y) the Trust and Tutor agreed that during the term of the Contract, Tutor will maintain (i) net worth of at least $100 million, and (ii) liquid assets of at least $50 million.

As of December 31, 2007, we had incurred approximately $998.7 million of project costs related to the development and construction of Encore and related capital improvements.

The ongoing costs of Encore will be paid with funds from the following sources and in the following order of priority:

•	First, by using agreed amounts of excess cash flow from the operations of Wynn Las Vegas and the remaining proceeds of a $400 million debt offering we completed in November 2007;

•	Second, by using the proceeds of borrowings under our credit facilities; and,

•	Third, by using the funds from the completion guarantee deposit account.

Le Rêve Production Rights

On May 31, 2006, we entered into an agreement to acquire substantially all intellectual property rights related to “Le Rêve”, which were previously only licensed to us. We paid $15.9 million to acquire substantially all of the rights in and to “Le Rêve,” and to repay approximately $1.4 million of production costs, which were reimbursable to the executive producer of “Le Rêve”. The rights acquired enable us to produce, present, enhance, or alter the performance of “Le Rêve” after May 31, 2006.

Financing Activities

Wynn Las Vegas and Encore

On August 15, 2006, we entered into an Amended and Restated Credit Agreement (the “Amended and Restated Credit Agreement”) which, among other things, (i) increased our borrowing capacity from $1 billion to $1.125 billion by increasing the revolving credit facility from $600 million to $900 million (the “Revolver”) and reducing the delayed draw term loan facility from $400 million to $225 million (the “Term Loan”) (together, the “Credit Facilities”); (ii) reduced the borrowing margins on London Interbank Offered Rate (“LIBOR”)-based Revolver and Term Loans to 1.625% and 1.875%, respectively; (iii) extended the maturity dates for the Revolver and the Term Loan to 2011 and 2013, respectively; and (iv) reduced the consolidated interest coverage ratio requirement for quarterly periods on or prior to December 31, 2007 to 2:1. The Amended and Restated Credit Agreement also: (i) reduced the range of the Revolver’s annual LIBOR borrowing margin after the opening of Encore from a range of 1.25% to 2.50% to a range of 1% to 1.75%, depending on our leverage ratio; and (ii) simplified the procedures for and conditions to obtaining advances and reduced the reporting obligations under the Amended and Restated Credit Agreement upon the satisfaction of certain conditions, including fully utilizing all remaining proceeds from previously funded amounts under the First Mortgage Notes for payment of Encore project costs.

As of December 31, 2007, there were no amounts outstanding under the Revolver. We do have $16.7 million of outstanding letters of credit that reduce our availability under the Revolver. Consequently, $883.3 million remains available under the Revolver for future borrowings for the construction of Encore or for other uses as necessary. For borrowings under the Revolver, we have elected, and expect to continue to elect, Eurodollar loans, which bear interest at the 1-month LIBOR rate and currently include a margin of 1.625% on the outstanding balance. After opening Encore, the margin will fluctuate between a range of 1% to 1.75%, depending on our leverage ratio. In addition to interest, we also pay quarterly in arrears, an annual rate of 0.375% on the daily average of unborrowed availability under the Revolver. After the opening of Encore, the annual fee that we will be required to pay for unborrowed availability under the Revolver will be based on our leverage ratio and will range from an annual rate of 0.25% to 0.50%.

The $900 million Revolver will terminate and be payable in full on August 15, 2011. The $225 million Term Loan matures in 2 installments: $112.5 million will be payable on September 30, 2012 and the remaining $112.5 million will be payable on August 15, 2013.

The Credit Facilities are obligations of Wynn Las Vegas, LLC and are guaranteed by and secured by substantially all of the assets (except our aircraft) of each of its subsidiaries (other than Wynn Completion Guarantor, LLC). The obligations of Wynn Las Vegas, LLC and the guarantors under the Credit Facilities rank pari passu in right of payment with their existing and future senior indebtedness, including indebtedness with respect to the First Mortgage Notes and senior in right of payment to all of their existing and future subordinated indebtedness.

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

In October 2007, we amended the Credit Facilities to (a) permit the issuance of up to $500 million of secured indebtedness, in lieu of the $500 million unsecured indebtedness in the April 2007 amendment, (b) remove certain language related to the inter-company loan made by Wynn Las Vegas to Wynn Resorts (Macau) S.A. and (c) amend certain provisions governing Wynn Las Vegas’ insurance related obligations. Also in October 2007, pursuant to the Credit Facilities, Wynn Las Vegas entered into a pre-agreed upon form of Amended and Restated Master Disbursement Agreement with Deutsche Bank Trust Company Americas as Bank Agent and Disbursement Agent.

On November 6, 2007, we completed a private offering of $400 million aggregate principal amount of our 6 5/8% First Mortgage Notes due 2014 at a price of 97.25% of the principal amount. The notes were issued under the same indenture as the 6 5/8% First Mortgage Notes that we had previously issued. The notes rank pari passu with, and will vote on any matter submitted to noteholders with, the previously issued 6 5/8% First Mortgage Notes. The notes are senior secured obligations of the Issuers, are guaranteed by Wynn Las Vegas, LLC’s subsidiaries (subject to some exceptions), and are secured by a first priority lien on substantially all of the existing and future assets of the Issuers and guarantors.

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

Airplane Note

On May 24, 2005, World Travel, LLC, a subsidiary of Wynn Las Vegas, LLC, borrowed an aggregate amount of $44.75 million under term loans, which was to terminate and be payable in full on March 31, 2010. The term loans were guaranteed by Wynn Las Vegas, LLC and secured by a first priority security interest in our aircraft. Principal and interest was payable quarterly, and interest was calculated at LIBOR plus a margin of 2.375%. In addition to scheduled amortization payments, the borrower was required to prepay the loans if certain events of loss with respect to the aircraft occur.

On March 30, 2007, World Travel, LLC, a subsidiary of Wynn Las Vegas, refinanced the $44.75 million note payable. The new loan has a principal balance of $42 million and is due April 1, 2017. The loan is guaranteed by Wynn Las Vegas, LLC and secured by a first priority security interest in our aircraft. Principal and interest are due quarterly with a balloon payment of $28 million due at maturity. Interest is calculated at 90-day LIBOR plus 125 basis points. In connection with this transaction, we incurred a loss from extinguishment of debt of $157,000 related to the write-off of unamortized debt issue costs associated with the original loan during the year ended December 31, 2007.

Off-Balance Sheet Arrangements

We have not entered into any transactions with special purpose entities nor do we engage in any derivatives except for straight forward interest rate swaps. We do not have any retained or contingent interest in assets transferred to an unconsolidated entity. At December 31, 2007, we had outstanding letters of credit totaling $16.7 million.

Contractual Obligations and Commitments

The following table summarizes our scheduled contractual commitments at December 31, 2007 (amounts in millions):

	Payments Due By Period
	Less Than 1 Year	1 to 3 Years	4 to 5 Years	After 5 Years	Total
Long-term debt obligations	$1.1	$2.8	$115.3	$1,846.8	$1,966.0
Fixed interest payments	112.6	225.3	225.3	215.9	779.1
Estimated variable interest payments [1]	16.9	33.7	31.5	13.4	95.5
Operating leases	1.7	2.9	2.2	2.9	9.7
Construction contracts and commitments	542.6	183.2	0.7	—	726.5
Employment agreements	22.3	26.7	2.5	—	51.5
Other [2]	42.8	41.1	—	—	83.9

Total commitments	$740.0	$515.7	$377.5	$2,079.0	$3,712.2

[1]	Amounts for all periods represent our estimated future interest payments on our debt facilities based upon amounts outstanding and LIBOR rates at December 31, 2007.
[2]	Other includes open purchase orders, aircraft purchase and other contracts.

Other Liquidity Matters

We are restricted under the indenture governing the First Mortgage Notes from making certain “restricted payments” as defined in the indenture. These restricted payments include the payment of dividends or distributions to any direct or indirect holders of equity interests of Wynn Las Vegas, LLC. The restricted payments may not be made until Encore has been completed and certain other financial and non-financial criteria have been satisfied. In addition, the Credit Facilities contain similar restrictions.

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

Development, Construction and Property and Equipment Estimates

During the construction and development of a resort, pre-opening or start-up costs are expensed when incurred. In connection with the construction and development of Wynn Las Vegas, significant start-up costs were incurred and charged to pre-opening expenses through the second quarter of 2005. Once Wynn Las Vegas opened, expenses associated with the opening of the resort were no longer charged as pre-opening expenses. However, start-up costs relating to Encore will continue to be charged to pre-opening expenses.

During the construction and development stage, direct costs of the project, including design and construction and applicable portions of interest, are capitalized. Accordingly, the recorded amounts of property and equipment increase significantly during construction periods. Depreciation expense related to capitalized construction costs is recognized when the related assets are put in service. Upon opening of Wynn Las Vegas, we began recognizing depreciation expense on the resort’s fixed assets.

The remaining estimated useful lives of assets are periodically reviewed.

Costs of repairs and maintenance are charged to expense when incurred. The cost and accumulated depreciation of property and equipment retired or otherwise disposed of are eliminated from the respective accounts and any resulting gain or loss is included in operating income or loss.

We also evaluate our property and equipment and other long-lived assets for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” For assets to be disposed of, we recognize the asset at the lower of carrying value or fair market value less costs of disposal, as estimated based on comparable asset sales, solicited offers, or a discounted cash flow model. For assets to be held and used, we review for impairment whenever indicators of impairment exist. We then compare the estimated future cash flows of the asset, on an undiscounted basis, to the carrying value of the asset. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, then an impairment is recorded based on the fair value of the asset, typically measured using a discounted cash flow model. If an asset is still under development, future cash flows include remaining construction costs. All recognized impairment losses, whether for assets to be disposed of or assets to be held and used, are recorded as operating expenses.

Allowance for Estimated Doubtful Accounts Receivable

A substantial portion of our outstanding receivables relate to casino credit play. Credit play, through the issuance of markers, represents a significant portion of the table games volume at Wynn Las Vegas. We maintain strict controls over the issuance of markers and aggressively pursue collection from those customers who fail to pay their balances in a timely fashion. These collection efforts may include the mailing of statements and delinquency notices, personal contacts, the use of outside collection agencies, and litigation. Markers are generally legally enforceable instruments in the United States. Markers are not legally enforceable instruments in some foreign countries, but the United States assets of foreign customers may be used to satisfy judgments entered in the United States. At December 31, 2007 and 2006, approximately 53% and 55%, respectively, of our casino accounts receivable were owed by customers from foreign countries, primarily in Asia. The collectibility of markers given by foreign customers is affected by a number of factors including changes in currency exchange rates and economic conditions in the customers’ home countries.

We regularly evaluate our reserve for bad debts based on a specific review of customer accounts as well as management’s prior experience with collection trends in the casino industry and current economic and business conditions. The following table presents key statistics related to our casino accounts receivables (amounts in thousands):

	December 31, 2007	December 31, 2006
Casino accounts receivable	$161,913	$133,985
Allowance for doubtful casino accounts receivable	$50,142	$34,683
Allowance as a percentage of casino accounts receivable	31.0%	25.9%
Percentage of casino accounts receivable outstanding over 180 days	20.7%	15.4%

The increase in the allowance for doubtful accounts as a percentage of casino accounts receivable is due to a normal increase in casino accounts receivable over 180 days. While collection efforts remain active, it is our current policy to fully reserve all accounts over one year old.

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

Derivative Financial Instruments

We seek to manage our market risk, including interest rate risk associated with variable rate borrowings, through balancing fixed-rate and variable-rate borrowings and the use of derivative financial instruments. We account for derivative financial instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities, as amended.” Derivative financial instruments are recognized as assets or liabilities, with changes in fair value affecting net income (loss) or comprehensive income (loss) as applicable. We currently have one interest rate swap with changes in fair value being recorded in our Consolidated Statement of Operations.

Share-Based Compensation

SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services or incurs a liability in exchange for goods and services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. It requires an entity to measure the costs of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and recognize that cost over the service period. We adopted this statement on January 1, 2006 under the modified prospective method and use the Black-Scholes valuation model to value the equity instruments issued. The Black-Scholes valuation model uses assumptions of expected volatility, risk-free interest rates, the expected term of options granted, and expected rates of dividends. Management determines these assumptions by reviewing current market rates, making industry comparisons and reviewing conditions relevant to us. In applying the modified prospective method, financial statements of prior periods presented do not reflect any adjusted amounts (i.e. prior periods do not include compensation cost calculated under the fair value method).

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

Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. This Statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements under other accounting pronouncements that require or permit fair value measurements. Accordingly, this Statement does not require any new fair value measurements. This statement is effective for fiscal years beginning after November 15, 2007. Our adoption of SFAS No. 157 on January 1, 2008 will not have a material impact on the Company’s financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value, with unrealized gains and losses related to these financial instruments reported in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact that the adoption of SFAS No. 159 will have on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations.” SFAS No. 141 (revised) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and noncontrolling interest in the acquiree and the goodwill acquired. The revision is intended to simplify existing guidance and converge rulemaking under U.S. GAAP with international accounting rules. This statement applies prospectively to business combinations where the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of SFAS No. 141 (revised) is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51.” This statement establishes accounting and reporting standards for ownership interest in subsidiaries held by parties other than the parent and for the deconsolidation of a subsidiary. It also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 changes the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amount attributable to both the parent and the noncontrolling interests. The statement also establishes reporting requirements that provide sufficient disclosure that clearly identify and distinguish between the interest of the parent and those of the noncontrolling owners. This statement is effective for fiscal years beginning on or after December 15, 2008. The adoption of SFAS No. 160 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

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

The following table provides estimated future cash flow information derived from our best estimates of repayments at December 31, 2007 on our expected long-term indebtedness. However, we cannot predict the LIBOR rate that will be in effect in the future. Accordingly, the one-month LIBOR rate at December 31, 2007 of 4.6% is used for all variable rate calculations in the table below.

	As of December 31,
	2008	2009	2010	2011	2012	Thereafter	Total
	(in millions)
Long-term debt:
Fixed rate	—	—	—	—	—	$1,700.0	$1,700.0
Average interest rate	—	—	—	—	—	6.6%	6.6%
Variable rate	$1.1	$1.4	$1.4	$1.4	$113.9	$146.8	$266.0
Average interest rate	5.9%	5.9%	5.9%	5.9%	6.5%	6.3%	6.4%

Interest Rate Swaps

As of December 31, 2007, we have one interest rate swap arrangement to hedge the underlying interest rate risk on a total of $200 million of borrowings under the current Wynn Las Vegas, LLC Term Loan, which bears interest at LIBOR plus 1.875%. Under this interest rate swap arrangement, we receive payments at a variable rate of LIBOR and pay a fixed rate of 3.793% on $200 million notional amount expiring December 31, 2008. Although this interest rate swap is highly effective economically in fixing the interest rate on this borrowing under the new Term Loan at approximately 5.7%, changes in fair value of this interest rate swap for each reporting period are, and will continue to be, recorded as an increase (decrease) in swap fair value in our Consolidated Statement of Operations as the swap does not qualify for hedge accounting.

Summary of Historical Swap Fair Values

As of December 31, 2007 and 2006, the Wynn Las Vegas, LLC interest rate swaps had an approximate asset fair value of $0.4 million, and $4.8 million, respectively. The fair value approximates the amount we would receive if these contracts were settled at the respective valuation dates. Fair value is estimated based upon current, and predictions of future, interest rate levels along a yield curve, the remaining duration of the instruments and other market conditions, and therefore, is subject to significant estimation and a high degree of variability of fluctuation between periods.

Other Interest Rate Swap Information

The following table provides information about our interest rate swap, by contractual maturity date, as of December 31, 2007 and using estimated future LIBOR rates based upon implied forward rates in the yield curve:

	Expected Averages as of December 31,
	2008	2009	2010	2011	2012	Thereafter	Total
	(in millions)
Average notional amount	$200	$—	$—	$—	$—	$—	$200
Average pay rate	3.79%	—	—	—	—	—	3.79%
Average receive rate	2.50%	—	—	—	—	—	2.50%

We do not use derivative financial instruments, other financial instruments or derivative commodity instruments for trading or speculative purposes.

Interest Rate Sensitivity

As of December 31, 2007, approximately 97% of our long-term debt was based on fixed rates, including $200 million of the Term Loan subject to the interest rate swap. Based on our borrowings as of December 31, 2007, an assumed 1% change in variable rates would cause our annual interest cost to change by $0.7 million.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Member of Wynn Las Vegas, LLC:

We have audited the accompanying consolidated balance sheets of Wynn Las Vegas, LLC and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, member’s equity, and cash flows for each of the two years in the period ended December 31, 2007. Our audits also included the financial statement schedule included in Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for Share-Based Payments in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004) on January 1, 2006.

/s/ Ernst & Young LLP

Las Vegas, Nevada

February 22, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Member of

Wynn Las Vegas, LLC

Las Vegas, Nevada

We have audited the accompanying consolidated statements of operations, member’s equity, and cash flows of Wynn Las Vegas, LLC and subsidiaries for the year ended December 31, 2005. Our audit also included the financial statement schedule of Valuation and Qualifying Accounts included in Item 15(a)(2) for the year ended December 31, 2005. The financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audit.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of Wynn Las Vegas, LLC for the year ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic 2005 consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/S/ DELOITTE & TOUCHE LLP

Las Vegas, Nevada

March 15, 2006

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONSOLIDATED BALANCE SHEETS

(amounts in thousands)

	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$146,521	$93,820
Restricted cash and investments	—	24,621
Receivables, net	135,132	120,489
Inventories	58,612	49,451
Prepaid expenses and other	20,124	21,719

Total current assets	360,389	310,100
Restricted cash and investments	31,052	172,896
Note receivable from Wynn Resorts, Limited	88,379	82,379
Property and equipment, net	3,031,403	2,419,161
Intangible assets, net	25,525	28,202
Deferred financing costs, net	41,536	45,385
Deposits and other assets	63,895	56,257
Investment in unconsolidated affiliates	5,077	5,508

Total assets	$3,647,256	$3,119,888

LIABILITIES AND MEMBER’S EQUITY
Current liabilities:
Current portion of long-term debt	$1,050	$5,309
Accounts payable	28,856	28,459
Accrued interest	10,816	8,850
Accrued compensation and benefits	45,728	37,298
Other accrued expenses	22,370	18,093
Customer deposits and other liabilities	88,299	67,317
Due to affiliates, net	40,514	33,195

Total current liabilities	237,633	198,521
Long-term debt	1,954,084	1,647,092
Due to affiliates, net	79,401	31,505
Other	1,118	—

Total liabilities	2,272,236	1,877,118

Commitments and contingencies (Note 12)
Member’s equity:
Contributed capital	1,461,949	1,453,918
Accumulated deficit	(86,929)	(211,148)

Total member’s equity	1,375,020	1,242,770

Total liabilities and member’s equity	$3,647,256	$3,119,888

The accompanying notes are an integral part of these consolidated financial statements.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands)

	December 31,
	2007	2006	2005
Operating revenues:
Casino	$642,327	$535,561	$353,663
Rooms	285,702	268,237	170,315
Food and beverage	311,032	295,205	173,700
Entertainment, retail and other	209,508	194,600	125,537

Gross revenues	1,448,569	1,293,603	823,215
Less: promotional allowances	(152,718)	(154,255)	(100,923)

Net revenues	1,295,851	1,139,348	722,292

Operating costs and expenses:
Casino	276,523	250,447	155,075
Rooms	75,808	71,170	44,171
Food and beverage	192,497	185,382	118,670
Entertainment, retail and other	145,460	129,853	79,631
General and administrative	199,825	180,656	109,225
Provision for doubtful accounts	21,139	20,675	16,304
Management fees	19,473	17,091	10,836
Pre-opening costs	6,457	2,020	67,454
Depreciation and amortization	152,839	147,608	94,297
Contract termination fee	—	5,000	—
Property charges and other	6,005	14,399	14,183

Total operating costs and expenses	1,096,026	1,024,301	709,846

Equity in income from unconsolidated affiliates	796	1,409	610

Operating income	200,621	116,456	13,056

Other income (expense):
Interest income and other income	14,217	22,801	18,476
Interest expense, net of capitalized interest	(86,090)	(117,787)	(86,746)
Increase (decrease) in swap fair value	(4,372)	871	9,940
Loss on extinguishment of debt	(157)	(12,533)	—

Other income (expense), net	(76,402)	(106,648)	(58,330)

Net income (loss)	$124,219	$9,808	$(45,274)

The accompanying notes are an integral part of these consolidated financial statements.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONSOLIDATED STATEMENTS OF MEMBER’S EQUITY

(amounts in thousands)

Balance at January 1, 2005	$1,276,868

Vested stock grant issued to consultant	508
Pre-opening settlement of amounts due from affiliates	(7,273)
Net loss	(45,274)

Balance at December 31, 2005	1,224,829

Net income	9,808
Parent company stock-based compensation	8,133

Balance at December 31, 2006	1,242,770

Net income	124,219
Parent company stock-based compensation	8,031

Balance at December 31, 2007	$1,375,020

The accompanying notes are an integral part of these consolidated financial statements.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	December 31,
	2007	2006	2005
Cash flows from operating activities:
Net income (loss)	$124,219	$9,808	$(45,274)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	152,839	147,608	94,297
Stock-based compensation	8,031	8,133	—
Loss from extinguishment of debt	157	11,316	—
Amortization and writeoff of deferred financing costs and other	10,808	14,817	9,823
Equity in income from unconsolidated affiliates, net of distributions	431	(1,159)	(610)
Provision for doubtful accounts	21,139	20,675	16,304
Property charges and other	6,005	14,399	14,183
(Increase) decrease in swap fair value	4,372	(871)	(9,940)
Increase (decrease) in cash from changes in:
Receivables	(41,782)	(52,909)	(106,721)
Inventories and prepaid expenses and other	(7,022)	(7,550)	(55,172)
Accounts payable and accrued expenses	36,052	8,376	130,582
Due to affiliates, net	465	32,985	13,273

Net cash provided by operating activities	315,714	205,628	60,745

Cash flows from investing activities:
Capital expenditures, net of construction payables and retention	(678,480)	(249,526)	(657,443)
Restricted cash and investments	166,465	197,240	383,833
Investment in unconsolidated affiliates	—	—	(3,739)
Note receivable from Wynn Resorts, Limited	—	—	(80,000)
Purchase of intangibles and other assets	(26,249)	(21,437)	(36,725)
Due to affiliates, net	(24,721)	(16,618)	(23,688)
Proceeds from sale of assets	964	—	23

Net cash used in investing activities	(562,021)	(90,341)	(417,739)

Cash flows from financing activities:
Principal payments on long-term debt	(282,911)	(440,169)	(121,214)
Proceeds from issuance of long-term debt	585,460	328,892	548,186
Proceeds from termination of interest rate swap	—	6,605	—
Payments of deferred financing costs	(3,541)	(4,572)	(7,892)

Net cash provided by (used in) financing activities	299,008	(109,244)	419,080

Cash and cash equivalents:
Increase in cash and cash equivalents	52,701	6,043	62,086
Balance, beginning of year	93,820	87,777	25,691

Balance, end of year	$146,521	$93,820	$87,777

Supplemental cash flow disclosures:
Cash paid for interest, net of amounts capitalized	$110,298	$108,205	$83,665
Asset contributions and transfers	—	—	3,750
Capitalized stock-based compensation	774	1,158	1,837
Settlement of due from affiliates	—	—	(7,273)

The accompanying notes are an integral part of these consolidated financial statements.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization

Wynn Las Vegas, LLC was formed on April 17, 2001 as a Nevada limited liability company. Unless the context otherwise requires, all references herein to the “Company” refer to Wynn Las Vegas, LLC, a Nevada limited liability company and its consolidated subsidiaries. The sole member of the Company is Wynn Resorts Holdings, LLC (“Holdings”). The sole member of Holdings is Wynn Resorts, Limited (“Wynn Resorts”). The Company was organized primarily to construct and operate “Wynn Las Vegas,” a destination resort and casino on the “Strip” in Las Vegas, Nevada. Wynn Las Vegas opened on April 28, 2005. For the periods presented prior to April 28, 2005, the Company was solely a development stage company.

Wynn Las Vegas Capital Corp. (“Wynn Capital”) is a wholly owned subsidiary of the Company incorporated on June 3, 2002, solely for the purpose of obtaining financing for Wynn Las Vegas. Wynn Capital is authorized to issue 2,000 shares of common stock, par value $0.01. At December 31, 2007, the Company owned the one share that was issued and outstanding. Wynn Capital has neither any significant net assets nor has had any operating activity. Its sole function is to serve as the co-issuer of the mortgage notes described below. Wynn Las Vegas, LLC and Wynn Capital together are hereinafter referred to as the “Issuers”.

The Company is currently constructing “Encore Suites at Wynn Las Vegas” or “Encore”. Encore is being constructed adjacent to Wynn Las Vegas and will be fully integrated with Wynn Las Vegas. Encore is expected to open in December 2008.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents are comprised of highly liquid investments with purchase maturities of three months or less. Cash equivalents are carried at cost, which approximates fair value.

Restricted Cash and Investments

Restricted cash and investments consist primarily of certain proceeds of the Company’s financing activities invested in approved money market funds. The majority of these funds are restricted by the agreements governing the Company’s debt instruments for the payment of certain construction and development costs relating to Wynn Las Vegas and Encore. Amounts classified as current are equal to current construction payables.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accounts Receivable and Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of casino accounts receivable. The Company issues credit in the form of “markers” to approved casino customers following investigations of creditworthiness. At December 31, 2007 and 2006, approximately 53% and 55%, respectively, of the Company’s markers were due from customers residing outside the United States, primarily in Asia. Business or economic conditions or other significant events in these countries could affect the collectibility of such receivables.

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

Inventories

Inventories consist of retail merchandise, food and beverage items, which are stated at the lower of cost or market value, and certain operating supplies. Cost is determined by the first-in, first-out, average and specific identification methods.

Property and Equipment

Purchases of property and equipment are stated at cost. Depreciation is provided over the estimated useful lives of the assets using the straight-line method as follows:

Buildings and improvements	10 to 45 years
Land improvements	10 to 45 years
Airplane	20 years
Furniture, fixtures and equipment	3 to 20 years

Costs related to improvements are capitalized, while costs of building repairs and maintenance are charged to expense as incurred. The cost and accumulated depreciation of property and equipment retired or otherwise disposed of are eliminated from the respective accounts and any resulting gain or loss is included in operating income (loss).

Capitalized Interest

The interest cost associated with major development and construction projects is capitalized and included in the cost of the project. Interest capitalization ceases once a project is substantially complete or no longer undergoing construction activities to prepare it for its intended use. When no debt is specifically identified as being incurred in connection with a construction project, the Company capitalizes interest on amounts expended on the project at the Company’s weighted average cost of borrowed money. Interest of $33.6 million, $7.7 million and $36.8 million was capitalized for the years ended December 31, 2007, 2006 and 2005, respectively.

Intangibles

The Company’s indefinite-lived intangible assets consist primarily of water rights acquired as part of the overall purchase price of the land on which Wynn Las Vegas is located, and trademarks. Indefinite-lived

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

intangible assets are not amortized, but are reviewed annually for impairment. The Company’s finite-lived intangible assets consist of show production rights. Finite-lived intangible assets are amortized over the shorter of their contractual terms or estimated useful lives.

Deferred Financing Costs

Direct and incremental costs incurred in obtaining loans or in connection with the issuance of long-tem debt are capitalized and amortized to interest expense over the terms of the related debt agreements. Approximately $7.2 million, $8.8 million, and $9.7 million was amortized to interest expense during the years ended December 31, 2007, 2006 and 2005, respectively. Debt discounts incurred in connection with the issuance of debt has been capitalized and is being amortized to interest expense using the effective interest method.

Long-Lived Assets

Long-lived assets, which are not to be disposed of, including intangibles and property and equipment, are periodically reviewed by management for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. For assets to be held and used, the Company reviews these assets for impairment whenever indicators of impairment exist. If an indicator of impairment exists, the Company compares the estimated future cash flows of the asset, on an undiscounted basis, to the carrying value of the asset. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, then impairment is measured as the difference between fair value and carrying value, with fair value typically based on a discounted cash flow model. If an asset is still under development, future cash flows include remaining construction costs.

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

Revenues are recognized net of certain sales incentives in accordance with the Emerging Issues Task Force (“EITF”) consensus on Issue 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Reseller of the Vendor’s Products).” EITF 01-9 requires that sales incentives be recorded as a reduction of revenues; consequently, the Company’s casino revenues are reduced by discounts and points earned in customer loyalty programs, such as the player’s club loyalty program.

The retail value of accommodations, food and beverage, and other services furnished to guests without charge is included in gross revenues and then deducted as promotional allowances. The estimated cost of providing such promotional allowances is primarily included in casino expenses as follows (amounts in thousands):

	Years Ended December 31,
	2007	2006	2005
Rooms	$24,816	$24,531	$17,470
Food and beverage	53,742	55,930	38,629
Entertainment, retail and other	9,701	11,226	8,936

Total	$88,259	$91,687	$65,035

Advertising Costs

The Company expenses advertising costs the first time the advertising takes place. Advertising costs incurred in development periods are included in pre-opening costs. Once a project is completed, advertising costs are included in general and administrative expenses. Total advertising costs were $19.7 million, $16.7 million and $18 million, respectively, for the years ended December 31, 2007, 2006 and 2005.

Pre-Opening Costs

Pre-opening costs, consisting primarily of salaries and wages, legal and consulting fees, insurance, utilities and travel, are expensed as incurred. The Company incurred pre-opening costs in connection with Wynn Las Vegas prior to its opening on April 28, 2005. The Company will continue to incur such costs related to Encore prior to its opening in December 2008.

Income Taxes

The Company’s operations are reported on the consolidated tax return of Wynn Resorts. As a limited liability company, the Company is considered a partnership for federal income tax purposes. Accordingly, no provision has been made for federal income taxes as such taxes are liabilities of its member.

Wynn Resorts’ Equity Instruments Issued to Employees

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), “Share Based Payment.” This statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and supercedes Accounting Principles Board (“APB”) Opinion No. 25 and related interpretations. SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services or incurs a liability in exchange for goods and services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. It requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and recognize that cost over the service period. The Company adopted this statement on January 1, 2006 under the modified prospective method. The Company uses

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the Black-Scholes valuation model to determine the estimated fair value for each option grant issued. The Black- Scholes determined fair value net of estimated forfeitures is amortized as compensation cost on a straight-line basis over the service period. In applying the modified prospective method, financial statements of prior periods presented do not reflect any adjusted amounts (i.e. prior periods do not include compensation cost calculated under the fair value method). Further information on the Company’s share-based compensation arrangements is included in Note 11 “Benefit Plans.”

Prior to 2006, the Company applied the provisions of EITF Issue 00-23 “Options Granted to Employees of Entities under Common Control” and recorded the cost of equity instruments granted by Wynn Resorts to employees of the Company in the Company’s consolidated financial statements as a capital contribution.

Recent Accounting Pronouncements

In June 2006, the FASB ratified the consensus reached on EITF Issue No. 06-03, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (that is, Gross Versus Net Presentation)”. The EITF reached a consensus that the presentation of taxes on either a gross or net basis is an accounting policy decision that requires disclosure. EITF Issue No. 06-03 is effective for the first interim or annual reporting period beginning after December 15, 2006. The Company has historically and will continue to record taxes collected from customers on a net basis. Accordingly, the adoption of EITF Issue No. 06-03 did not have an effect on the Company’s results of operation or financial position.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. This statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements under other accounting pronouncements that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurements. This statement is effective for fiscal years beginning after November 15, 2007. The adoption of this statement will not have a material impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value, with unrealized gains and losses related to these financial instruments reported in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact that the adoption of SFAS No. 159 will have on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations.” SFAS No. 141 (revised) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and noncontrolling interest in the acquiree and the goodwill acquired. The revision is intended to simplify existing guidance and converge rulemaking under U.S. GAAP with international accounting rules. This statement applies prospectively to business combinations where the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of SFAS No. 141 (revised) is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51.” This statement establishes accounting and reporting standards for ownership interest in subsidiaries held by parties other than the parent and for the deconsolidation of a subsidiary. It also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 changes the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amount attributable to both the parent and the noncontrolling interests. The statement also establishes reporting requirements that provide sufficient disclosure that clearly identify and distinguish between the interest of the parent and those of the noncontrolling owners. This statement is effective for fiscal years beginning on or after December 15, 2008. The adoption of SFAS No. 160 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Reclassifications

Certain amounts in the consolidated financial statements for 2006 have been reclassified to be consistent with the current year presentation. These reclassifications had no effect on the previously reported net income.

3. Receivables, net

Receivables, net consisted of the following (amounts in thousands):

	As of December 31,
	2007	2006
Casino	$161,913	$133,985
Hotel	15,317	12,154
Other	8,506	9,352

	185,736	155,491
Less: allowance for doubtful accounts	(50,604)	(35,002)

	$135,132	$120,489

4. Property and Equipment, net

Property and equipment, net consisted of the following (amounts in thousands):

	As of December 31,
	2007	2006
Land and improvements	$603,838	$603,290
Buildings and improvements	1,209,562	1,164,947
Airplane	44,254	44,254
Furniture, fixtures and equipment	655,754	614,676
Construction in progress	865,130	214,574

	3,378,538	2,641,741
Less: accumulated depreciation	(347,135)	(222,580)

	$3,031,403	$2,419,161

As of December 31, 2007 and 2006, construction in progress includes interest and other costs capitalized in conjunction with the Encore project and to certain enhancements to Wynn Las Vegas.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. Intangibles, net

Intangibles, net consisted of the following (amounts in thousands):

	Show Production Rights	Water Rights	Trademarks	Total Intangibles, Net
January 1, 2006	$11,250	$6,400	$1,013	$18,663
Additions	14,497	—	—	14,497
Amortization	(4,958)	—	—	(4,958)

December 31, 2006	20,789	6,400	1,013	28,202
Additions	—	—	286	286
Amortization	(2,963)	—	—	(2,963)

December 31, 2007	$17,826	$6,400	$1,299	$25,525

Water rights reflect the fair value allocation determined in the purchase of the Desert Inn in April 2000. The value of the trademarks primarily represents the costs to acquire the “Le Rêve” name. The water rights and trademarks are indefinite-lived assets and, accordingly, not amortized. Show production rights represent the amounts paid to purchase the rights to present “Monty Python’s Spamalot” and “Le Rêve” production shows. On May 31, 2006, the Company entered into an agreement to acquire substantially all intellectual property rights related to “Le Rêve” which were previously only licensed to the Company. The Company paid $14.5 million to acquire substantially all of the rights in and to “Le Rêve”. The rights acquired enable the Company to produce, present, enhance, or alter the performance of “Le Rêve” after May 31, 2006. The Company expects that amortization of show production rights will be approximately $3.1 million for each of the years 2008 through 2012, approximately $1.9 million for 2013, and approximately $0.2 million in 2014.

6. Deposits and Other Assets

Deposits and other assets consisted of the following (amounts in thousands):

	As of December 31,
	2007	2006
Entertainment production costs	$38,986	$30,057
Base stock	10,645	13,843
Interest rate swap	—	4,789
Golf memberships	3,750	3,750
Deposits and other	10,514	3,818

Total	$63,895	$56,257

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. Long-Term Debt

Long-term debt consisted of the following (amounts in thousands):

	December 31,
	2007	2006
6 5/8% First Mortgage Notes, due December 1, 2014, net of original issue discount of $10,816	$1,689,184	$1,300,000
$900 million Revolving Credit Facility; due August 15, 2011; interest at LIBOR plus 1.625% (approximately 6.2% and 7.0%, respectively)	—	88,892
$225 million Term Loan Facility; $112.5 million due September 30, 2012 with the remaining $112.5 million due August 15, 2013; interest at LIBOR plus 1.875% (approximately 6.9% and 7.2%, respectively)	225,000	225,000
$44.75 million Note Payable; due March 31, 2010; interest at LIBOR plus 2.375% (approximately 7.7%)	—	38,509
$42 million Note Payable; due April 1, 2017; interest at LIBOR plus 1.25% (approximately 6.5%)	40,950	—

	1,955,134	1,652,401
Current portion of long-term debt	(1,050)	(5,309)

	$1,954,084	$1,647,092

6 5/8% First Mortgage Notes

On December 14, 2004, the Issuers issued $1.3 billion aggregate principal amount of 6 5/8% First Mortgage Notes (the “First Mortgage Notes”). The First Mortgage Notes mature on December 1, 2014 and bear interest at the rate of 6 5/8% per year. The Company pays interest on the First Mortgage Notes on June 1st and December 1st of each year. Commencing December 1, 2009, the First Mortgage Notes are redeemable at the Company’s option at a price equal to 103.313% of the principal amount redeemed and declining ratably on December 1st of each year thereafter to zero on or after December 1, 2012.

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

The First Mortgage Notes are obligations of the Issuers, guaranteed by each of the subsidiaries of Wynn Las Vegas, LLC, other than Wynn Completion Guarantor, LLC. Wynn Resorts, Limited does not guarantee the obligations of the Issuers. Subject to an intercreditor agreement and certain exceptions, the First Mortgage Notes and the guarantees thereof are secured by: (1) all amounts on deposit from time to time (currently $31.1 million) in a completion guarantee deposit account maintained by Wynn Completion Guarantor, LLC; (2) a first priority pledge of all of the member’s interests owned by Wynn Las Vegas, LLC in its subsidiaries (other than Wynn Completion Guarantor, LLC) and of Wynn Resorts Holdings, LLC’s 100% member’s interest in Wynn Las Vegas, LLC; (3) first mortgages on all real property constituting Wynn Las Vegas, its golf course and Encore; and (4) a first priority security interest in substantially all other existing and future assets of Wynn Las Vegas, LLC and the guarantors, excluding, among other things, an aircraft beneficially owned by World Travel, LLC.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The obligations of the Issuers and the guarantors under the First Mortgage Notes rank equal to the right of payment with their existing and future senior secured indebtedness, including indebtedness with respect to the Wynn Las Vegas, LLC credit facilities described below, and rank senior in right of payment to all of their existing and future subordinated indebtedness.

On November 6, 2007, the Issuers issued, in a private offering, $400 million aggregate principal amount of 6 5/8% First Mortgage Notes due 2014 at a price of 97.25% of the principal amount (the “Additional Notes”). The Additional Notes were issued under the same indenture as the First Mortgage Notes issued on December 14, 2004.

The Additional Notes rank pari passu with, and will vote on any matter submitted to note holders with, the previously issued First Mortgage Notes. The Additional Notes are senior secured obligations of the Issuers, are guaranteed by Wynn Las Vegas, LLC’s subsidiaries (subject to some exceptions), and are secured by a first priority lien on substantially all of the existing and future assets of the Issuers and guarantors.

The Additional Notes have not been registered under the Securities Act of 1933 or under any state securities laws. Therefore, the Issuers may not offer or sell the Additional Notes within the United States to, or for the account or benefit of, any United States person unless the offer or sale would qualify for a registration exemption from the Securities Act and applicable state securities laws. The Issuers have agreed to make an offer to exchange the Additional Notes for registered, publicly traded notes that have substantially identical terms as the Additional Notes.

Wynn Las Vegas Credit Facilities

On December 14, 2004, Wynn Las Vegas, LLC entered into a credit agreement and related ancillary agreements for secured revolving credit and term loan facilities in the aggregate amount of $1 billion. The credit facilities consisted of a revolving credit facility (the “Revolver”) in the amount of $600 million and a term loan facility (the “Term Loan”) in the amount of $400 million. The Revolver was to terminate and be payable in full on December 14, 2009, and the Term Loan was to mature on December 14, 2011.

On August 15, 2006, the Company refinanced the above noted credit facilities and entered into an Amended and Restated Credit Agreement (the “Amended and Restated Credit Agreement”) which increased the Wynn Las Vegas credit facilities from $1 billion to $1.125 billion by increasing the Revolver from $600 million to $900 million and reducing the Term Loan from $400 million to $225 million. The $900 million Revolver and the $225 million Term Loan are herein referred to as the “Credit Facilities”. In August 2006, the maturity dates for the Revolver and the Term Loan were extended to August 15, 2011 and August 15, 2013, respectively. One half of the Term Loan is due on September 30, 2012 and the remaining half is due August 15, 2013.

For purposes of calculating interest, loans under the Credit Facilities will be designated, at the election of Wynn Las Vegas, LLC, as Eurodollar Loans or, in certain circumstances, Base Rate Loans. Eurodollar Loans under the Revolver and Term Loan bear interest initially at the Eurodollar rate plus 1.625% and the Eurodollar rate plus 1.875%, respectively. Interest on Eurodollar Loans is payable at the end of the applicable interest period in the case of interest periods of one, two or three months, and every three months in the case of interest periods of six months. Base Rate Loans bear interest at (a) the greater of (i) the rate most recently announced by Deutsche Bank as its “prime rate,” or (ii) the Federal Funds Rate plus  1/2 of 1% per annum; plus (b) a borrowing margin 0.625% or 0.875% under the Revolver and Term Loans, respectively. Interest on Base Rate Loans will be payable quarterly in arrears.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

After the opening of Encore, the applicable borrowing margins for the Revolver will be based on Wynn Las Vegas, LLC’s leverage ratio, ranging from 1% to 1.75% per annum for Eurodollar Loans and 0% to 0.75% per annum for Base Rate Loans. Until then, Wynn Las Vegas, LLC will pay, quarterly in arrears, 0.375% per annum on the daily average of unborrowed availability under the Revolver. After opening Encore, the annual fee Wynn Las Vegas, LLC will be required to pay for unborrowed availability under the Revolver will be based on Wynn Las Vegas, LLC’s leverage ratio, ranging from 0.25% to 0.50% per annum.

The Credit Facilities are obligations of Wynn Las Vegas, LLC, guaranteed by each of the subsidiaries of Wynn Las Vegas, LLC, other than Wynn Completion Guarantor, LLC. Subject to an intercreditor agreement, and certain exceptions, the obligations of Wynn Las Vegas, LLC and each of the guarantors under the Credit Facilities are secured by: (1) all amounts on deposit from time to time (currently $31.1 million) in a completion guarantee deposit account maintained by Wynn Completion Guarantor, LLC; (2) all amounts on deposit from time to time in a secured account holding the proceeds of the Credit Facilities; (3) a first priority pledge of all member’s interests owned by Wynn Las Vegas, LLC in its subsidiaries (other than Wynn Completion Guarantor, LLC) and Wynn Resorts Holdings, LLC’s 100% member’s interest in Wynn Las Vegas, LLC; (4) first mortgages on all real property constituting Wynn Las Vegas, its golf course and Encore; and (5) a first priority security interest in substantially all other existing and future assets of Wynn Las Vegas, LLC and the guarantors, excluding an aircraft beneficially owned by World Travel, LLC.

The obligations of Wynn Las Vegas, LLC and the guarantors under the Credit Facilities rank equal in right of payment with existing and future senior indebtedness, including indebtedness with respect to the First Mortgage Notes and rank senior in right of payment to all existing and future subordinated indebtedness.

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

In accordance with EITF 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments,” the Company recorded a loss from extinguishment of debt for the year ended December 31, 2006 of approximately $10.8 million to reflect the write-off of the previous Term Loan’s unamortized deferred financing costs and the payment of certain third-party bank fees incurred during the refinancing of the Credit Facilities.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In April 2007, the Company amended the Credit Facilities to: (a) have the Final Completion, as defined, be deemed satisfied for Wynn Las Vegas with the resulting release of (i) all amounts in excess of $30 million from the Completion Guaranty Deposit Account, ($24.6 million), and (ii) the balance of funds in the Project Liquidity Reserve Account ($32.8 million), (b) increase the permitted expenditures for Encore from $300 million to $500 million prior to the execution of a guaranteed maximum price construction contract, and (c) permit the issuance of up to $500 million of unsecured debt as and when permitted under the indenture governing the First Mortgage Notes.

In October 2007, the Company further amended the Credit Facilities to (a) permit the issuance of up to $500 million of secured indebtedness, in lieu of the $500 million unsecured indebtedness in the April 2007 amendment, (b) remove certain language related to the inter-company loan made by Wynn Las Vegas to Wynn Resorts (Macau) S.A. and (c) amend certain provisions governing Wynn Las Vegas’ insurance related obligations.

$44.75 Million Note Payable and $42 Million Note Payable for Aircraft

On May 24, 2005, World Travel, LLC, a subsidiary of Wynn Las Vegas, LLC, borrowed an aggregate amount of $44.75 million under term loans, which were to terminate on March 31, 2010. The term loans were guaranteed by Wynn Las Vegas, LLC and secured by a first priority security interest in the Company’s aircraft. Principal and interest was payable quarterly, and interest was calculated at LIBOR plus a margin of 2.375%. In addition to scheduled amortization payments, the borrower was required to prepay the loans if certain events of loss with respect to the aircraft occur.

In March 2007, World Travel, LLC, a subsidiary of Wynn Las Vegas, refinanced the $44.75 million note payable. The new loan has a principal balance of $42 million and is due April 1, 2017. The loan is guaranteed by Wynn Las Vegas, LLC and secured by a first priority security interest in the Company’s aircraft. Principal and interest are due quarterly with a balloon payment of $28 million due at maturity. Interest is calculated at 90-day LIBOR plus 125 basis points. In connection with this transaction, the Company incurred a loss from extinguishment of debt of $157,000 related to the write-off of unamortized debt issue costs associated with the original loan during the year ended December 31, 2007.

Debt Covenants

As of December 31, 2007, management believes the Company was in compliance with all debt covenants.

Fair Value of Long-term Debt

The net book value of the First Mortgage Notes, including the Additional Notes, at December 31, 2007 and 2006 was $1.7 billion and $1.3 billion, respectively. The estimated fair value of the First Mortgage Notes, including the Additional Notes, based upon most recent trades at December 31, 2007 and 2006 was approximately $1.67 billion and $1.3 billion, respectively. The net book value of the Company’s other debt instruments approximates fair value.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Scheduled Maturities of Long-Term Debt

Scheduled maturities of long-term debt are as follows (amounts in thousands):

Years Ending December 31,
2008	$1,050
2009	1,400
2010	1,400
2011	1,400
2012	113,900
Thereafter	1,846,800

$1,965,950

8. Interest Rate Swaps

The Company has entered into floating-for-fixed interest rate swap arrangements relating to its Term Loans. The Company accounts for its interest rate swaps in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and its related interpretations.

On December 14, 2004, the Company entered into two $200 million notional amount interest rate swap arrangements to fix the interest rate on the $400 million of floating-rate Term Loan borrowings outstanding prior to the August 15, 2006 refinancing of the Credit Facilities (See Note 7 “Long-term Debt”). Under these arrangements, the Company paid 3.793% of the notional amount and received payments equal to 1-month LIBOR. Although these interest rate swaps essentially fixed the interest rate at approximately 5.9%, changes in the fair value of the interest rate swaps for each reporting period were recorded in the increase (decrease) in swap fair value in the accompanying Consolidated Statements of Operations since the interest rate swaps did not qualify for hedge accounting under SFAS No. 133.

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

As of December 31, 2007 and 2006, the Company has recorded an asset of approximately $0.4 million and $4.8 million, respectively to reflect the fair value of the remaining $200 million notional amount interest rate swap. The fair value approximates the amount the Company would receive if the contract was settled at the respective valuation dates. Fair value is estimated based upon current, and predictions of future, interest rate levels along a yield curve, the remaining duration of the instruments and other market conditions, and therefore, is subject to significant estimation and a high degree of variability of fluctuation between periods.

As noted above, although the current interest rate swap is highly effective economically in fixing the interest rate on $200 million of the Term Loan, this interest rate swap does not qualify for hedge accounting under SFAS No. 133. Accordingly, changes in the fair value of the interest rate swap are recorded in the accompanying Consolidated Statement of Operations as an increase/(decrease) in swap fair value.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. Related Party Transactions, net

Note Receivable from Wynn Resorts, Limited

On August 15, 2005, the Company loaned $80 million to Wynn Resorts that further loaned those funds through its subsidiaries to Wynn Macau, S.A. as part of the financing of Wynn Macau, Wynn Resorts’ casino resort facility in the Macau Special Administrative Region of the People’s Republic of China (“Macau”), which opened on September 6, 2006. Wynn Macau S. A. repaid to Wynn Resorts all amounts outstanding in November 2006. Interest accrues at 7.5% per annum. Unpaid principal and interest is due at maturity on August 15, 2012. Included in the balances as of December 31, 2007 and 2006, was approximately $8.4 million and $2.4 million, respectively, of accrued interest receivable related to this note.

Amounts Due to Affiliates, net

As of December 31, 2007, the Company’s net due to affiliates was primarily comprised of construction payables of approximately $65.7 million, construction retention of approximately $41.6 million, a management fee of approximately $47.4 million (equal to 1.5% of net revenues and payable upon meeting certain leverage ratios as specified in the documents governing the Company’s Credit Facilities), and other net amounts receivable from affiliates totaling $35.2 million (including corporate allocations discussed below). As of December 31, 2006 the Company’s net due to affiliates was primarily comprised of construction payables of approximately $20 million, construction retention of approximately $9 million, a management fee of approximately $27.9 million (equal to 1.5% of revenues and payable upon meeting certain leverage ratios as specified in the documents governing the Company’s Credit Facilities) and other net amounts payable to affiliates totaling $7.8 million (including corporate allocations discussed below).

The Company periodically settles amounts due to affiliates with cash receipts and payments, except for the management fee, which is payable upon meeting certain leverage ratios specified in the documents governing the Company’s Credit Facilities.

Corporate Allocations

The accompanying consolidated statements of operations include allocations from Wynn Resorts for legal, accounting, human resource, information services, real estate, and other corporate support services. The corporate support service allocations have been determined on a basis that Wynn Resorts and the Company consider to be reasonable estimates of the utilization of service provided or the benefit received by the Company. The allocation methods include specific identification, relative cost, square footage and headcount. Wynn Resorts maintains corporate offices at Wynn Las Vegas without charge from the Company. The Company settles these corporate allocation charges with Wynn Resorts on a periodic basis as discussed in “Amounts Due to Affiliates, net” above. During the years ended December 31, 2007 and 2006, approximately $18.7 million and $18.4 million, respectively, was charged to the Company for such corporate allocations.

Amounts due to Officers, net

The Company periodically provides services to Stephen A. Wynn, Chairman of the Board, Chief Executive Officer and one of the principal stockholders of Wynn Resorts (“Mr. Wynn”), and certain other executive officers of Wynn Resorts. These services include household services, construction work and other personal services. The cost of these services is transferred to Wynn Resorts, Limited on a periodic basis. Mr. Wynn and these other officers have amounts on deposit with Wynn Resorts to prepay any such items, which are replenished on an ongoing basis as needed. At December 31, 2007 and December 31, 2006, Wynn Resorts owed Mr. Wynn and the other officers approximately $357,145 and $315,000, respectively.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

10. Property Charges and Other

Property charges and other for the years ended December 31, 2007, 2006 and 2005, were $6 million, $14.4 million and $14.2 million, respectively.

In response to the Company’s evaluation of the completed Wynn Las Vegas project and the reactions of its guests, the Company continues to make enhancements and refinements to the property. Costs relating to assets retired as a result of these enhancement and remodel efforts have been expensed as property charges. During the year ended December 31, 2007, asset abandonments were recorded related to the remodel and enhancements made to the Le Rêve Theater, the abandonment of a marquee sign, two retail outlet conversions and the conversion of Lure to the nighclub Blush. During the year ended December 31, 2006, the Company remodeled six North Fairway Villas, several areas of the retail promenade, a portion of the baccarat area to feature a casino bar and improved public baccarat space along with private baccarat salons and converted the Keno lounge to a retail outlet for womens’ accessories. Included in property charges and other for 2005 are approximately $9.4

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

million of costs relating to assets retired and approximately $3.1 million of expenses relating to the abandonment of improvements made to the temporary offices utilized during part of the construction and development of Wynn Las Vegas. The Company also wrote off approximately $1.6 million of costs incurred in 2005 in connection with the preliminary design and development of a third theater originally planned for a new show production for Wynn Las Vegas which was later abandoned.

11. Benefit Plans

Employee Savings Plan

Wynn Resorts established a retirement savings plan under Section 401(k) of the Internal Revenue Code covering its non-union employees on July 27, 2000. The plan allows employees to defer, within prescribed limits, up to 18% of their income on a pre-tax basis through contributions to this plan. The Company matches the contributions, within prescribed limits, with an amount equal to 100% of the participant’s initial 2% tax deferred contribution and 50% of the tax deferred contribution between 2% and 4% of the participant’s compensation. The Company recorded charges for matching contributions of approximately $4.5 million, $3 million and $591,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

Union employees are covered by various multi-employer pension plans. The Company recorded expenses of approximately $4.5 million, $4.3 million and $1.2 million under such plans for the years ended December 31, 2007, 2006 and 2005, respectively. Information from the plans’ sponsors is not available to permit the Company to determine its share of unfunded vested benefits, if any.

Share-Based Compensation

Wynn Resorts established the 2002 Stock Incentive Plan (the “Stock Plan”) which provides for the grant of (i) Incentive Stock Options, (ii) compensatory (i.e. nonqualified) stock options, and (iii) nonvested shares of Wynn Resorts’ common stock for employees, directors and independent contractors or consultants of Wynn Resorts and its subsidiaries, including the Company. However, only employees are eligible to receive incentive stock options.

A maximum of 9,750,000 shares of Wynn Resorts’ common stock has been reserved for issuance under the Stock Plan. As of December 31, 2007, 4,430,712 shares remain available for the grant of stock options or nonvested shares of Wynn Resorts’ common stock.

Stock Options

Options are granted at the current market price at the date of grant. The Stock Plan provides for a variety of vesting schedules, including: immediate; 25% each year over four years; 33.33% for each of the third, fourth and fifth years; cliff vesting at a determined date; and others to be determined at the time of grant. All options expire ten years from the date of grant.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of option activity under the Stock Plan as of December 31, 2007, and the changes during the year then ended is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2007	1,341,000	$48.34
Granted	—	—
Exercised	(113,825)	$43.79
Canceled	(21,250)	$52.37

Outstanding at December 31, 2007	1,205,925	$48.68	7.14	$73,342,220

Exercisable at December 31, 2007	344,175	$29.99	5.94	$28,271,490

The weighted average fair value of options granted during the years ended December 31, 2006 and 2005 was $31.01 and $24.31, respectively. There were no stock options granted during the year ended December 31, 2007. The total intrinsic value of the options exercised for the years ended December 31, 2007, 2006 and 2005 was $7.9 million, $25 million and $2 million, respectively.

Nonvested Shares

A summary of the status of the Stock Plan’s nonvested shares as of December 31, 2007 and changes during the year then ended is presented below:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2007	169,000	$68.04
Granted	14,000	$123.73
Vested	—	$—
Canceled	(12,000)	$70.33

Nonvested at December 31, 2007	171,000	$72.44

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

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company uses the Black-Scholes valuation model to determine the estimated fair value for each option grant issued, with highly subjective assumptions, changes in which could materially affect the estimated fair value. Expected volatility is based on implied and historical factors related to Wynn Resorts’ common stock. Expected term represents the weighted average time between the option’s grant date and its exercise date. Since the adoption of SFAS No. 123(R), the Company uses the simplified method prescribed by SAB No. 107 for companies with a limited trading history, to estimate the expected term. Prior to the adoption of SFAS No. 123(R), the Company used its best estimate and comparisons to industry peers. The risk-free interest rate used for each period presented is based on the U.S. Treasury yield curve at the time of grant for the period equal to the expected term.

The fair value per option was estimated on the date of grant using the weighted-average assumptions noted in the table below. There were no options granted during the year ended December 31, 2007.

	Year Ended December 31,
	2006	2005
Expected dividend yield	—	—
Expected stock price volatility	32.5%	35.3%
Risk-free interest rate	4.9%	4.1%
Expected average life of options (years)	7.0	6.0

Compensation cost related to stock options for the years ended December 31, 2007 and 2006, were $6.1 million and $7.3 million, respectively.

In addition to compensation cost relating to stock options, during the years ended December 31, 2007 and 2006, the Company recognized compensation cost related to nonvested shares of Wynn Resorts’ common stock of approximately $1.9 million and $809,000, respectively. Approximately $8.7 million of unamortized compensation cost relating to nonvested shares of Common Stock at December 31, 2007, will be recognized as compensation over the vesting period of the related grants through May 2016.

The total compensation cost relating both to stock options and nonvested stock for the years ended December 31, 2007 and 2006 is allocated as follows (amounts in thousands):

	Year Ended December 31,
	2007	2006
Casino	$3,435	$3,076
Rooms	509	605
Food and beverage	878	1,135
Entertainment, retail and other	266	310
General and administrative	2,943	3,007

Total stock-based compensation expense	$8,031	$8,133

As permitted by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of SFAS No. 123”, the Company continued to apply the provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its employee stock-based compensation for the year ended December 31, 2005. Accordingly, compensation expense was recognized only to the extent that the market value at the date of grant exceeded the exercise price.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table illustrates the effect on the net loss that would have resulted had the Company applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” to stock-based employee compensation during the year ended December 31, 2005 (amounts in thousands):

Year Ended December 31, 2005
Net loss as reported	$(45,274)
Less: total stock-based employee compensation expenses determined under the fair-value based method for all awards	(5,138)

Proforma net loss	$(50,412)

12. Commitments and Contingencies

Wynn Las Vegas

Wynn Las Vegas Enhancements. The Company has made and continues to make certain enhancements and refinements to Wynn Las Vegas. As a result, the Company has incurred and will continue to incur capital expenditures related to these enhancements and refinements. Under the terms of the Wynn Las Vegas, LLC credit facilities, the Company was permitted up to $172.2 million of capital expenditures in 2007, of which $60.1 million was spent. For 2008, the limit under the Wynn Las Vegas Credit Facilities is $272.1 million, including $112.1 million carried forward from 2007. These spending limits do not apply to any funds that may be contributed to Wynn Las Vegas, LLC by Wynn Resorts.

Encore Construction Development. Encore’s design includes a 2,034 all-suite hotel tower fully integrated with Wynn Las Vegas, as well as an approximately 72,000 square foot casino, additional convention and meeting space, restaurants, a nightclub, swimming pools, a spa and salon and retail outlets. The Company commenced construction of Encore on April 28, 2006 and expects to open Encore in December 2008.

The project budget for Encore is approximately $2.2 billion, consisting of approximately $2.1 billion for Encore and approximately $100 million for an employee parking garage on our Koval property, an associated pedestrian bridge and costs incurred in connection with the theater remodeling and production of “Monty Python’s Spamalot” at Wynn Las Vegas. The project budget is being funded from our existing Credit Facilities, operating cash flow from Wynn Las Vegas and remaining proceeds from a $400 million addition to the Wynn Las Vegas First Mortgage Notes that was completed in November 2007 (see Note 7). To the extent additional funds are required, they will be provided from additional debt and equity contributions by Wynn Resorts or additional indebtedness to be incurred by Wynn Las Vegas.

On February 27, 2007, the Company entered into a Design Build Architectural, Engineering and Construction Services Agreement (the “Contract”) with Tutor-Saliba Corporation (“Tutor”) for the design and construction of Encore. The Contract sets forth all of the terms and conditions pursuant to which Tutor will design and construct Encore. In June 2007, the Company and Tutor executed the First Amendment to the Contract which set the Guaranteed Maximum Price (“GMP”) for construction work covered by the contract at $1.3 billion. In connection with the execution and delivery of the Contract, Tutor and the Ronald N. Tutor Separate Trust (the “Trust”) have entered into and consented to a Net Worth Agreement pursuant to which (x) the Trust agreed that it will retain its current majority holdings of Tutor and (y) the Trust and Tutor agreed that during the term of the Contract, Tutor will maintain (i) net worth of at least $100 million, and (ii) liquid assets of at least $50 million.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2007, the Company has incurred approximately $998.7 million of project costs related to the development and construction of Encore and related capital improvements.

Completion Guarantee As part of the Wynn Las Vegas financing, the Company contributed $50 million of the net proceeds of the initial public offering of Wynn Resorts’ common stock to Wynn Completion Guarantor, LLC, a special purpose subsidiary of Wynn Las Vegas, LLC and deposited those funds into a completion guarantee deposit account to secure completion of Wynn Las Vegas. As referenced in Note 7, in April 2007 all amounts in excess of $30 million were released as a result of the April 2007 amendment to the Credit Facilities. The remaining $30 million is retained as Encore’s completion guarantee.

Leases and other arrangements

The Company is the lessor under several retail leases and has entered into license and distribution agreements for additional retail outlets. The Company also is a party to joint venture agreements for the operation of one other retail outlet and the Ferrari and Maserati automobile dealership at Wynn Las Vegas.

The following represents the future minimum rentals to be received under the operating leases (amounts in thousands):

Years Ending December 31,
2008	$2,255
2009	2,268
2010	2,189
2011	2,145
2012	2,026
Thereafter	1,701

$12,584

In addition, the Company is the lessee under leases for certain land, buildings and office equipment. Total minimum payments of approximately $9.7 million are to be made under non-cancelable leases for approximately $1.7 million in 2008 and 2009, $1.2 million in 2010, $1.1 million in 2011 and 2012 and approximately $2.9 million thereafter.

Self-insurance

The Company is covered under a self-insured medical plan up to a maximum of $300,000 per year for each insured person. Amounts in excess of these thresholds are covered by the Company’s insurance programs, subject to customary policy limits.

Employment Agreements

The Company has entered into employment agreements with several executive officers, other members of management and certain key employees. These agreements generally have three- to five-year terms and typically indicate a base salary and often contain provisions for discretionary bonuses. Certain of the executives are also entitled to a separation payment if terminated without “cause” or upon voluntary termination of employment for “good reason” following a “change of control” (as these terms are defined in the employment contracts).

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Litigation

The Company does not have any material litigation as of December 31, 2007.

13. Condensed Consolidating Financial Information of Guarantors and Issuers

The following condensed consolidating financial statements present information related to the Issuers of the First Mortgage Notes and their guarantor subsidiaries (World Travel, LLC; Las Vegas Jet, LLC; Wynn Show Performers, LLC; Wynn Golf, LLC; Kevyn, LLC; and Wynn Sunrise, LLC) and non-guarantor subsidiary (Wynn Completion Guarantor, LLC) as of December 31, 2007 and 2006, and for each of the three years in the period ended December 31, 2007.

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

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION

AS OF DECEMBER 31, 2007

(amounts in thousands)

	Issuers	Guarantor Subsidiaries	Nonguarantor Subsidiary	Eliminating Entries	Total
ASSETS
Current assets:
Cash and cash equivalents	$146,556	$(35)	$—	$—	$146,521
Restricted cash and investments	—	—	—	—	—
Receivables, net	135,094	38	—	—	135,132
Inventories	58,612	—	—	—	58,612
Prepaid expenses and other	19,956	168	—	—	20,124

Total current assets	360,218	171	—	—	360,389
Restricted cash and investments	—	—	31,052	—	31,052
Note receivable from Wynn Resorts, Limited	88,379	—	—	—	88,379
Property and equipment, net	2,825,608	205,795	—	—	3,031,403
Intangible assets, net	19,381	6,144	—	—	25,525
Deferred financing costs, net	41,536	—	—	—	41,536
Deposits and other assets	59,174	4,721	—	—	63,895
Investment in unconsolidated affiliates	(2,173)	5,077	—	2,173	5,077

Total assets	$3,392,123	$221,908	$31,052	$2,173	$3,647,256

LIABILITIES AND MEMBER’S EQUITY
Current liabilities:
Current portion of long-term debt	$—	$1,050	$—	$—	$1,050
Accounts payable	28,811	45	—	—	28,856
Accrued interest	10,816	—	—	—	10,816
Accrued compensation and benefits	44,516	1,212	—	—	45,728
Other accrued expenses	22,348	22	—	—	22,370
Customer deposits and other liabilities	88,299	—	—	—	88,299
Due to affiliates, net	(148,607)	189,121	—	—	40,514

Total current liabilities	46,183	191,450	—	—	237,633
Long-term debt	1,914,184	39,900	—	—	1,954,084
Due to affiliates, net	55,618	—	23,783	—	79,401
Other	1,118	—	—	—	1,118

Total liabilities	2,017,103	231,350	23,783	—	2,272,236

Commitments and contingencies
Member’s equity:
Contributed capital	1,461,949	12,530	—	(12,530)	1,461,949
Accumulated earnings (deficit)	(86,929)	(21,972)	7,269	14,703	(86,929)

Total member’s equity	1,375,020	(9,442)	7,269	2,173	1,375,020

Total liabilities and member’s equity	$3,392,123	$221,908	$31,052	$2,173	$3,647,256

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION

AS OF DECEMBER 31, 2006

(amounts in thousands)

	Issuers	Guarantor Subsidiaries	Nonguarantor Subsidiary	Eliminating Entries	Total
ASSETS
Current assets:
Cash and cash equivalents	$93,825	$(5)	$—	$—	$93,820
Restricted cash and investments	24,621	—	—	—	24,621
Receivables, net	120,489	—	—	—	120,489
Inventories	49,451	—	—	—	49,451
Prepaid expenses and other	21,321	398	—	—	21,719

Total current assets	309,707	393	—	—	310,100
Restricted cash and investments	118,965	—	53,931	—	172,896
Note receivable from Wynn Resorts, Limited	82,379	—	—	—	82,379
Property and equipment, net	2,219,360	199,801	—	—	2,419,161
Intangible assets, net	22,058	6,144	—	—	28,202
Deferred financing costs, net	45,215	170	—	—	45,385
Deposits and other assets	56,243	14	—	—	56,257
Investment in unconsolidated affiliates	2,045	5,508	—	(2,045)	5,508

Total assets	$2,855,972	$212,030	$53,931	$(2,045)	$3,119,888

LIABILITIES AND MEMBER’S EQUITY
Current liabilities:
Current portion of long-term debt	$—	$5,309	$—	$—	$5,309
Accounts payable	28,364	95	—	—	28,459
Accrued interest	8,833	17	—	—	8,850
Accrued compensation and benefits	36,235	1,063	—	—	37,298
Other accrued expenses	18,078	15	—	—	18,093
Customer deposits and other liabilities	67,317	—	—	—	67,317
Due to affiliates, net	(161,022)	175,664	18,553	—	33,195

Total current liabilities	(2,195)	182,163	18,553	—	198,521
Long-term debt	1,613,892	33,200	—	—	1,647,092
Due to affiliates, net	1,505	—	30,000	—	31,505

Total liabilities	1,613,202	215,363	48,553	—	1,877,118

Commitments and contingencies
Member’s equity:
Contributed capital	1,453,918	12,530	—	(12,530)	1,453,918
Accumulated earnings (deficit)	(211,148)	(15,863)	5,378	10,485	(211,148)

Total member’s equity	1,242,770	(3,333)	5,378	(2,045)	1,242,770

Total liabilities and member’s equity	$2,855,972	$212,030	$53,931	$(2,045)	$3,119,888

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

YEAR ENDED DECEMBER 31, 2007

(amounts in thousands)

	Issuers	Guarantor Subsidiaries	Nonguarantor Subsidiary	Eliminating Entries	Total
Operating revenues:
Casino	$642,327	$—	$—	$—	$642,327
Rooms	285,702	—	—	—	285,702
Food and beverage	311,032	—	—	—	311,032
Entertainment, retail and other	210,304	—	—	(796)	209,508

Gross revenues	1,449,365	—	—	(796)	1,448,569
Less: promotional allowances	(152,718)	—	—	—	(152,718)

Net revenues	1,296,647	—	—	(796)	1,295,851

Operating costs and expenses:
Casino	276,523	—	—	—	276,523
Rooms	75,808	—	—	—	75,808
Food and beverage	192,497	—	—	—	192,497
Entertainment, retail and other	145,460	—	—	—	145,460
General and administrative	202,135	(1,519)	5	(796)	199,825
Provision for doubtful accounts	21,139	—	—	—	21,139
Management fees	19,473	—	—	—	19,473
Pre-opening costs	6,457	—	—	—	6,457
Depreciation and amortization	147,413	5,426	—	—	152,839
Property charges and other	6,005	—	—	—	6,005

Total operating costs and expenses	1,092,910	3,907	5	(796)	1,096,026
Equity in income (loss) from unconsolidated affiliates	(4,218)	796	—	4,218	796

Operating income (loss)	199,519	(3,111)	(5)	4,218	200,621

Other income (expense):
Interest and other income	12,321	—	1,896	—	14,217
Interest expense, net of capitalized interest	(83,249)	(2,841)	—	—	(86,090)
Increase (decrease) in swap fair value	(4,372)	—	—	—	(4,372)
Loss from extinguishment of debt	—	(157)	—	—	(157)

Other income (expense), net	(75,300)	(2,998)	1,896	—	(76,402)

Net income (loss)	$124,219	$(6,109)	$1,891	$4,218	$124,219

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

YEAR ENDED DECEMBER 31, 2006

(amounts in thousands)

	Issuers	Guarantor Subsidiaries	Nonguarantor Subsidiary	Eliminating Entries	Total
Operating revenues:
Casino	$535,561	$—	$—	$—	$535,561
Rooms	268,237	—	—	—	268,237
Food and beverage	295,205	—	—	—	295,205
Entertainment, retail and other	196,009	—	—	(1,409)	194,600

Gross revenues	1,295,012	—	—	(1,409)	1,293,603
Less: promotional allowances	(154,255)	—	—	—	(154,255)

Net revenues	1,140,757	—	—	(1,409)	1,139,348

Operating costs and expenses:
Casino	250,447	—	—	—	250,447
Rooms	71,170	—	—	—	71,170
Food and beverage	185,382	—	—	—	185,382
Entertainment, retail and other	129,853	—	—	—	129,853
General and administrative	183,166	(1,101)	—	(1,409)	180,656
Provision for doubtful accounts	20,675	—	—	—	20,675
Management fees	17,091	—	—	—	17,091
Pre-opening costs	2,020	—	—	—	2,020
Depreciation and amortization	142,713	4,895	—	—	147,608
Contract termination fee	5,000	—	—	—	5,000
Property charges and other	14,399	—	—	—	14,399

Total operating costs and expenses	1,021,916	3,794	—	(1,409)	1,024,301
Equity in income (loss) from unconsolidated affiliates	(3,090)	1,409	—	3,090	1,409

Operating income (loss)	115,751	(2,385)	—	3,090	116,456

Other income (expense):
Interest and other income	20,303	—	2,498	—	22,801
Interest expense, net of capitalized interest	(114,584)	(3,203)	—	—	(117,787)
Increase in swap fair value	871	—	—	—	871
Loss from extinguishment of debt	(12,533)	—	—	—	(12,533)

Other income (expense), net	(105,943)	(3,203)	2,498	—	(106,648)

Net income (loss)	$9,808	$(5,588)	$2,498	$3,090	$9,808

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

YEAR ENDED DECEMBER 31, 2005

(amounts in thousands)

	Issuers	Guarantor Subsidiaries	Nonguarantor Subsidiary	Eliminating Entries	Total
Operating revenues:
Casino	$353,663	$—	$—	$—	$353,663
Rooms	170,315	—	—	—	170,315
Food and beverage	173,700	—	—	—	173,700
Entertainment, retail and other	125,797	(260)	—	—	125,537

Gross revenues	823,475	(260)	—	—	823,215
Less: promotional allowances	(100,923)	—	—	—	(100,923)

Net revenues	722,552	(260)	—	—	722,292

Operating costs and expenses:
Casino	155,075	—	—	—	155,075
Rooms	44,171	—	—	—	44,171
Food and beverage	118,670	—	—	—	118,670
Entertainment, retail and other	79,631	—	—	—	79,631
General and administrative	110,931	(1,711)	5	—	109,225
Provision for doubtful accounts	16,304	—	—	—	16,304
Management fees	10,836	—	—	—	10,836
Pre-opening costs	66,705	749	—	—	67,454
Depreciation and amortization	90,355	3,942	—	—	94,297
Property charges and other	14,203	(20)	—	—	14,183

Total operating costs and expenses	706,881	2,960	5	—	709,846
Equity in income (loss) from unconsolidated affiliates	(2,898)	610	—	2,898	610

Operating income (loss)	12,773	(2,610)	(5)	2,898	13,056

Other income (expense):
Interest and other income	17,085	1	1,390	—	18,476
Interest expense, net of capitalized interest	(85,072)	(1,674)	—	—	(86,746)
Increase in swap fair value	9,940	—	—	—	9,940

Other income (expense), net	(58,047)	(1,673)	1,390	—	(58,330)

Net income (loss)	$(45,274)	$(4,283)	$1,385	$2,898	$(45,274)

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS INFORMATION

YEAR ENDED DECEMBER 30, 2007

(amounts in thousands)

	Issuers	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminating Entries	Total
Cash flows from operating activities:
Net income (loss)	$124,219	$(6,109)	$1,891	$4,218	$124,219
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	147,413	5,426	—	—	152,839
Stock-based compensation	8,031	—	—	—	8,031
Loss from extinguishment of debt	—	157	—	—	157
Amortization and writeoff of deferred financing costs and other	10,795	13	—	—	10,808
Equity in income (loss) from unconsolidated affiliates, net of distributions	4,218	431	—	(4,218)	431
Provision for doubtful accounts	21,139	—	—	—	21,139
Property charges and other	6,005	—	—	—	6,005
(Increase) decrease in swap fair value	4,372	—	—	—	4,372
Increase (decrease) in cash from changes in:
Receivables	(41,744)	(38)	—	—	(41,782)
Inventories and prepaid expenses and other	(7,252)	230	—	—	(7,022)
Accounts payable, accrued expenses and other	35,963	89	—	—	36,052
Due to affiliates, net	7,642	(7,177)	—	—	465

Net cash provided by (used in) operating activities	320,801	(6,978)	1,891	—	315,714

Cash flows from investing activities:
Capital expenditures, net of construction payables and retentions	(667,060)	(11,420)	—	—	(678,480)
Restricted cash and investments	143,586	—	22,879	—	166,465
Purchase of intangibles and other assets	(21,542)	(4,707)	—	—	(26,249)
Due to affiliates, net	(20,585)	20,634	(24,770)	—	(24,721)
Proceeds from sale of assets	964	—	—	—	964

Net cash provided by (used in) investing activities	(564,637)	4,507	(1,891)	—	(562,021)

Cash flows from financing activities:
Principal payments on long-term debt	(243,352)	(39,559)	—	—	(282,911)
Proceeds from issuance of long-term debt	543,460	42,000	—	—	585,460
Payments of deferred financing costs	(3,541)	—	—	—	(3,541)

Net cash provided by financing activities	296,567	2,441	—	—	299,008

Cash and cash equivalents:
Increase (decrease) in cash and cash equivalents	52,731	(30)	—	—	52,701
Balance, beginning of year	93,825	(5)	—	—	93,820

Balance, end of year	$146,556	$(35)	$—	$—	$146,521

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS INFORMATION

YEAR ENDED DECEMBER 31, 2006

(amounts in thousands)

	Issuers	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminating Entries	Total
Cash flows from operating activities:
Net income (loss)	$9,808	$(5,588)	$2,498	$3,090	$9,808
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	142,713	4,895	—	—	147,608
Stock-based compensation	8,133	—	—	—	8,133
Loss from extinguishment of debt	11,316	—	—	—	11,316
Amortization and writeoff of deferred financing costs and other	14,765	52	—	—	14,817
Equity in (income) loss from unconsolidated affiliates, net of distributions	3,090	(1,159)	—	(3,090)	(1,159)
Provision for doubtful accounts	20,675	—	—	—	20,675
Property charges and other	14,399	—	—	—	14,399
Increase in swap fair value	(871)	—	—	—	(871)
Increase (decrease) in cash from changes in:
Receivables	(52,644)	—	—	(265)	(52,909)
Inventories and prepaid expenses and other	(7,546)	(4)	—	—	(7,550)
Accounts payable, accrued expenses and other	7,596	505	—	275	8,376
Due to affiliates, net	32,985	—	—	—	32,985

Net cash provided by (used in) operating activities	204,419	(1,299)	2,498	10	205,628

Cash flows from investing activities:
Capital expenditures, net of construction payables and retention	(212,455)	(37,071)	—	—	(249,526)
Restricted cash and investments	199,738	—	(2,498)	—	197,240
Purchase of intangibles and other assets	(21,423)	(14)	—	—	(21,437)
Due to affiliates, net	(60,024)	43,406	—	—	(16,618)

Net cash provided by (used in) investing activities	(94,164)	6,321	(2,498)	—	(90,341)

Cash flows from financing activities:
Principal payments on long-term debt	(435,142)	(5,027)	—	—	(440,169)
Proceeds from issuance of long-term debt	328,892	—	—	—	328,892
Proceeds from termination of interest rate swap	6,605	—	—	—	6,605
Payments of deferred financing costs	(4,572)	—	—	—	(4,572)

Net cash used in financing activities	(104,217)	(5,027)	—	—	(109,244)

Cash and cash equivalents:
Increase (decrease) in cash and cash equivalents	6,038	(5)	—	10	6,043
Balance, beginning of year	87,787	—	—	(10)	87,777

Balance, end of year	$93,825	$(5)	$—	$—	$93,820

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS INFORMATION

YEAR ENDED DECEMBER 30, 2005

(amounts in thousands)

	Issuers	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminating Entries	Total
Cash flows from operating activities:
Net income (loss)	$(45,274)	$(4,283)	$1,385	$2,898	$(45,274)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	90,355	3,942	—	—	94,297
Amortization and writeoff of deferred financing costs and other	9,791	32	—	—	9,823
Equity in (income) loss from unconsolidated affiliates, net of distributions	2,898	(610)	—	(2,898)	(610)
Provision for doubtful accounts	16,304	—	—	—	16,304
Property charges and other	14,203	(20)	—	—	14,183
Increase in swap fair value	(9,940)	—	—	—	(9,940)
Increase (decrease) in cash from changes in:
Receivables	(107,092)	106	—	265	(106,721)
Inventories and prepaid expenses and other	(54,901)	(271)	—	—	(55,172)
Accounts payable, accrued expenses and other	130,679	177	—	(274)	130,582
Due to affiliates, net	13,273	—	—	—	13,273

Net cash provided by (used in) operating activities	60,296	(927)	1,385	(9)	60,745

Cash flows from investing activities:
Capital expenditures, net of construction payables and retentions	(648,527)	(8,916)	—	—	(657,443)
Restricted cash and investments	385,223	—	(1,390)	—	383,833
Investment in unconsolidated affiliates	—	(3,739)	—	—	(3,739)
Note receivable from Wynn Resorts, Limited	(80,000)	—	—	—	(80,000)
Purchase of intangibles and other assets	(36,725)	—	—	—	(36,725)
Due to affiliates, net	6,030	(29,723)	5	—	(23,688)
Proceeds from sale of assets	—	23	—	—	23

Net cash used in investing activities	(373,999)	(42,355)	(1,385)	—	(417,739)

Cash flows from financing activities:
Principal payments on long-term debt	(120,000)	(1,214)	—	—	(121,214)
Proceeds from issuance of long-term debt	503,436	44,750	—	—	548,186
Payments of deferred financing costs	(7,638)	(254)	—	—	(7,892)

Net cash provided by financing activities	375,798	43,282	—	—	419,080

Cash and cash equivalents:
Increase (decrease) in cash and cash equivalents	62,095	—	—	(9)	62,086
Balance, beginning of year	25,692	—	—	(1)	25,691

Balance, end of year	$87,787	$—	$—	$(10)	$87,777

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14. Quarterly Financial Information (Unaudited)

The following table presents selected quarterly financial information for 2007 and 2006 (amounts in thousands):

	Year Ended December 31, 2007
	First	Second	Third	Fourth	Year
Net revenues	$330,934	$335,181	$305,798	$323,938	$1,295,851
Operating income	59,014	63,420	35,803	42,384	200,621
Net income	37,572	45,354	16,908	24,385	124,219

	Year Ended December 31, 2006
	First	Second	Third	Fourth	Year
Net revenues	$277,361	$273,562	$273,228	$315,197	$1,139,348
Operating income	22,248	22,140	22,440	49,628	116,456
Net income (loss)	(408)	(583)	(15,864)	26,663	9,808

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2007, the Company’s disclosure controls and procedures are effective, at the reasonable assurance level, in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely discussions regarding required disclosure.

(b) Management Report on Internal Control Over Financial Reporting. Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.

Based on our assessment, management believes that, as of December 31, 2007, the Company’s internal control over financial reporting was effective.

(c) Changes in Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our fourth fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

We have omitted this section pursuant to Instruction I(2) of Form 10-K.

Item 11.	Executive Compensation

We have omitted this section pursuant to Instruction I(2) of Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

We have omitted this section pursuant to Instruction I(2) of Form 10-K.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

We have omitted this section pursuant to Instruction I(2) of Form 10-K.

Item 14.	Principal Accountant Fees and Services

The following table shows the fees paid or accrued by us for audit and other services provided by our auditors, Ernst & Young LLP, during each of the years ended December 31, 2007 and 2006:

	Aggregate Fees
Category	2007	2006
Audit fees	$249,022	$177,339
Audit-related fees	$—	$—
Tax fees	$—	$—
All other fees	$—	$—

“Audit fees” includes the aggregate fees billed by our principal auditors for professional services rendered for the audit of our consolidated financial statements for the year ended December 31. “Audit fees” also includes amounts billed for services provided in connection with the preparation of an offering memorandum in 2007 relating to the issuance of $400 million of 6 5/8% First Mortgage Notes due 2014.

All of the principal accounting fees and services were pre-approved by the Audit Committee in 2007 and 2006. The Audit Committee pre-approves services either by: (1) approving a request from management to engage our principal auditors for a specific project at a specific fee or rate or (2) by pre-approving certain types of services that would comprise the fees within each of the above categories at our principal auditors usual and customary rates.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)1. The following consolidated financial statements of the Company are filed as part of this report under Item 8—Financial Statements and Supplemental Data.

•	Reports of Independent Registered Public Accounting Firms
•	Consolidated Balance Sheets as of December 31, 2007 and 2006
•	Consolidated Statements of Operations for the years ended December 31, 2007, 2006 and 2005
•	Consolidated Statements of Member’s Equity for the years ended December 31, 2007, 2006 and 2005
•	Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005
•	Notes to Consolidated Financial Statements

(a)2. Financial Statement Schedules

•	Schedule II—Valuation and Qualifying Accounts

We have omitted all other financial statement schedules because they are not required or are not applicable, or the required information is shown in the consolidated financial statements or notes to the consolidated financial statements.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(amounts in thousands)

Description	Balance at January 1, 2007	Provisions for Doubtful Accounts	Write-offs, Net of Recoveries	Balance at December 31, 2007
Allowance for doubtful accounts	$35,002	21,139	(5,537)	$50,604

Description	Balance at January 1, 2006	Provisions for Doubtful Accounts	Write-offs, Net of Recoveries	Balance at December 31, 2006
Allowance for doubtful accounts	$15,812	20,675	(1,485)	$35,002

Description	Balance at January 1, 2005	Provisions for Doubtful Accounts	Write-offs, Net of Recoveries	Balance at December 31, 2005
Allowance for doubtful accounts	$—	16,304	(492)	$15,812

(a)3. Exhibits

Exhibits that are not filed herewith have been previously filed with the SEC and are incorporated herein by reference.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Second Amended and Restated Articles of Organization of Wynn Las Vegas, LLC.(1)

3.2	Second Amended and Restated Operating Agreement of Wynn Las Vegas, LLC.(1)

3.3	First Amended and Restated Articles of Incorporation of Wynn Las Vegas Capital Corp.(1)

3.4	Certificate of Amendment of the Articles of Incorporation of Wynn Las Vegas Capital Corp.(1)

3.5	First Amended and Restated Bylaws of Wynn Las Vegas Capital Corp.(1)

3.6	First Amendment to the First Amended and Restated Bylaws of Wynn Las Vegas Capital Corp.(1)

3.7	Second Amendment to the First Amended and Restated Bylaws of Wynn Las Vegas Capital Corp.(1)

3.8	Articles of Organization of Kevyn, LLC(16)

3.9	Operating Agreement of Kevyn, LLC(16)

3.10	Amended and Restated Articles of Organization of Wynn Golf, LLC.(1)

3.11	First Amended and Restated Operating Agreement of Wynn Golf, LLC.(1)

3.12	Second Amended and Restated Articles of Organization of Las Vegas Jet, LLC.(1)

3.13	Second Amended and Restated Operating Agreement of Las Vegas Jet, LLC.(1)

3.14	Articles of Organization of Wynn Sunrise, LLC.(1)

3.15	First Amended and Restated Operating Agreement of Wynn Sunrise, LLC.(1)

3.16	Second Amended and Restated Articles of Organization of World Travel, LLC.(1)

3.17	Second Amended and Restated Operating Agreement of World Travel, LLC.(1)

3.18	First Amended and Restated Articles of Organization of Wynn Show Performers, LLC.(1)

3.19	First Amended and Restated Operating Agreement of Wynn Show Performers, LLC.(1)

4.1	Indenture, dated as of December 14, 2004, among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., the Guarantors set forth therein and U.S. Bank National Association, as trustee.(3)

4.2	Supplemental Indenture, dated as of December 14, 2004, among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., the Guarantors set forth therein and Wells Fargo Bank, National Association, as trustee.(3)

4.3	First Supplemental Indenture, dated as of June 29, 2005, among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., the Guarantors set forth therein and U.S. Bank National Association, as trustee.(8)

4.4	Second Supplemental Indenture, dated as of July 29, 2005, among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., the Guarantors set forth therein and U.S. Bank National Association, as trustee.(16)

Exhibit No.	Description
4.5	Registration Rights Agreement, dated as of December 14, 2004, by and among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., the Guarantor signatories thereto and Deutsche Bank Securities Inc., Banc of America Securities LLC, Bear, Stearns & Co. Inc., J.P. Morgan Securities Inc. and SG Americas Securities, LLC.(4)

4.6	Registration Rights Agreement, dated as of November 6, 2007, by and among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., the Guarantor signatories thereto and Deutsche Bank Securities Inc., Banc of America Securities LLC.(19)

10.1	Master Disbursement Agreement, dated as of December 14, 2004, among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., Deutsche Bank Trust Company Americas and U.S. Bank National Association.(3)

10.2	First Amendment to Master Disbursement Agreement, dated April 26, 2005, among Wynn Las Vegas, LLC, Deutsche Bank Trust Company Americas, as bank agent and Deutsche Bank Trust Company Americas, as disbursement agent.(9)

10.3	Second Amendment to Master Disbursement Agreement, dated as of June 29, 2005, between Wynn Las Vegas, LLC and Deutsche Bank Trust Company Americas.(8)

10.4	Third Amendment to Master Disbursement Agreement, dated as of March 13, 2006, between Wynn Las Vegas, LLC and Deutsche Bank Trust Company Americas.(14)

10.5	Fourth Amendment to Master Disbursement Agreement, dated as of August 15, 2006, among Wynn Las Vegas, LLC and Deutsche Bank Trust Company America, as both agent and disbursement agent.(15)

10.6	Fifth Amendment to Master Disbursement Agreement, dated as of April 9, 2007 among Wynn Las Vegas, LLC and Deutsche Bank Trust Company Americas.(17)

10.7	Amended and Restated Master Disbursement Agreement, dated as of October 25, 2007, by and among Wynn Las Vegas, LLC, Deutsche Bank Trust Company Americas, as the initial Bank Agent, and Deutsche Bank Trust Company America, as the initial Disbursement Agent.(20)

10.8	First Amendment to Amended and Restated Master Disbursement Agreement, dated as of October 31, 2007, by and among Wynn Las Vegas, LLC, Deutsche Bank Trust Company Americas, as the initial Bank Agent, and Deutsche Bank Trust Company America, as the initial Disbursement Agent.(18)

10.9	Second Amendment to Amended and Restated Master Disbursement Agreement, dated as of November 6, 2007, by and among Wynn Las Vegas, LLC, Deutsche Bank Trust Company Americas, as the Bank Agent, and Deutsche Bank Trust Company Americas, as the Disbursement Agent.(19)

10.10	Promissory Note and Agreement, dated May 24, 2005, by Wells Fargo Northwest, National Association, not in its individual capacity but solely as owner trustee, and World Travel, LLC; and accepted and agreed to by Bank of America, N.A., as lender and Wells Fargo Bank, National Association, not in its individual capacity but solely as collateral agent.(10)

10.11	Promissory Note and Agreement, dated May 24, 2005, by Wells Fargo Northwest, National Association, not in its individual capacity but solely as owner trustee, and World Travel, LLC; and accepted and agreed to by The CIT Group / Equipment Financing, Inc., as lender and Wells Fargo Bank, National Association, not in its individual capacity but solely as collateral agent.(10)

10.12	Aircraft Security Agreement, dated May 24, 2005, between Wells Fargo Northwest, National Association, not in its individual capacity but solely as owner trustee, World Travel, LLC and Wells Fargo Bank, National Association, not in its individual capacity but solely as collateral agent.(10)

Exhibit No.	Description
10.13	Guaranty, dated May 24, 2005, by Wynn Las Vegas, LLC in favor of The CIT Group / Equipment Financing, Inc., Bank of America, N.A. and Wells Fargo Bank, National Association, not in its individual capacity but solely as collateral agent.(10)

10.14	Agreement of Termination, dated June 30, 2005, by and between Stephen A. Wynn and Wynn Las Vegas, LLC.(11)

10.15	Fourth Amended and Restated Art Rental and Licensing Agreement, dated as of June 30, 2005, between Stephen A. Wynn, as lessor, Wynn Gallery, LLC, as lessee.(11)

10.16	Lump Sum Agreement, by and between Wynn Las Vegas, LLC and Wadsworth Golf Construction Company, effective as of February 18, 2003.(6)

10.17	Completion Guaranty, dated December 14, 2004, by Wynn Completion Guarantor, LLC in favor of Deutsche Bank Trust Company Americas, as the Bank Agent, and U.S. Bank National Association, as Indenture Trustee.(4)

10.18	Purchase Agreement, dated October 25, 2002, by and among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp. and Stephen A. Wynn.(2)

10.19	Purchase Agreement, dated October 25, 2002, by and among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp. and Aruze USA, Inc.(2)

10.20	Acknowledgement and Agreement, dated as of September 1, 2004, among Wynn Las Vegas, LLC, Wells Fargo Bank, National Association and the lenders named therein.(7)

10.21	Third Amended and Restated Art Rental and Licensing Agreement, dated as of August 6, 2004, by and between Stephen A. Wynn and Wynn Las Vegas, LLC.(5)

10.22	Deed of Trust, Assignment of Rents and Leases, Security Agreement and Fixture Filing, dated as of December 14, 2004, made by Wynn Las Vegas, LLC, as trustor, to Nevada Title Company, as trustee, for the benefit of Deutsche Bank Trust Company Americas, as collateral agent.(4)

10.23	Deed of Trust, Assignment of Rents and Leases, Security Agreement and Fixture Filing, dated as of December 14, 2004, made by Wynn Sunrise, LLC, as trustor, to Nevada Title Company, as trustee, for the benefit of Deutsche Bank Trust Company Americas, as collateral agent.(4)

10.24	Deed of Trust, Assignment of Rents and Leases, Security Agreement and Fixture Filing, dated as of December 14, 2004, made by Wynn Golf, LLC, as trustor, to Nevada Title Company, as trustee, for the benefit of Deutsche Bank Trust Company Americas, as collateral agent.(4)

10.25	Guarantee and Collateral Agreement, dated as of December 14, 2004, made by Wynn Resorts Holdings, LLC, Wynn Las Vegas, LLC, Wynn Show Performers, LLC, Wynn Las Vegas Capital Corp., Wynn Golf, LLC, World Travel, LLC, Las Vegas Jet, LLC, Wynn Sunrise, LLC and the other Grantors from time to time party thereto in favor of Deutsche Bank Trust Company Americas, as administrative agent.(4)

10.26	Intercreditor Agreement, dated as of December 14, 2004, among Deutsche Bank Trust Company Americas, as bank agent, Deutsche Bank Trust Company Americas, as collateral agent, and U.S. Bank National Association, as trustee.(3)

10.27	Pledge and Security Agreement, dated as of December 14, 2004, made by Wynn Resorts Holdings, LLC, Wynn Las Vegas, LLC, Wynn Show Performers, LLC, Wynn Las Vegas Capital Corp., Wynn Golf, LLC, World Travel, LLC, Las Vegas Jet, LLC, Wynn Sunrise, LLC and the other Grantors from time to time party thereto in favor of Deutsche Bank Trust Company Americas, as administrative agent.(4)

Exhibit No.	Description
10.28	Management Fees Subordination Agreement, dated as of December 14, 2004, by Wynn Resorts, Limited, Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., and those subsidiaries of Wynn Las Vegas, LLC listed on Exhibit A hereto in favor of Deutsche Bank Trust Company Americas, as administrative agent, and U.S. Bank National Association, as trustee.(4)

10.29	Management Agreement, made as of December 14, 2004, by and among Wynn Las Vegas, LLC, Wynn Show Performers, LLC, Wynn Las Vegas Capital Corp., Wynn Golf, LLC, World Travel, LLC, Las Vegas Jet, LLC, Wynn Sunrise, LLC, and Wynn Resorts, Limited.(4)

10.30	Irrevocable Trust Agreement, dated as of December 14, 2004, by and among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., and Wells Fargo Bank, National Association, as Trustee.(4)

10.31	Amended and Restated Project Administration Services Agreement, dated December 14, 2004, between Wynn Las Vegas, LLC and Wynn Design & Development, LLC.(4)

10.32	Intellectual Property License Agreement, dated as of December 14, 2004, by and among Wynn Resorts Holdings, Wynn Resorts, Limited and Wynn Las Vegas, LLC.(4)

10.33	Employment Agreement, dated as of August 31, 2005, between Wynn Las Vegas, LLC and Andrew Pascal.(12)

10.34	Employment Agreement, dated as of September 16, 2003 by and between Wynn Las Vegas, LLC and David Sisk.(1)

10.35	First Amendment to Employment Agreement, dated October 20, 2003, by and between Wynn Las Vegas, LLC and David Sisk.(1)

10.36	Amended and Restated Credit Agreement, dated as of August 15, 2006 among Wynn Las Vegas, LLC, as the Borrower, several lenders and agents, and Deutsche Bank Trust Company Americas, as Administrative Agent.(21)

10.37	First Amendment to Amended and Restated Credit Agreement dated April 9, 2007 among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., Wynn Show Performers, LLC, Wynn Golf, LLC, Wynn Sunrise, LLC, World Travel, LLC, Kevyn, LLC, Las Vegas Jet, LLC, and Deutsche Bank Trust Company Americas, as Administrative Agent on behalf of the several banks and other financial institutions or entities from time to time party to Wynn Las Vegas LLC’s Amended and Restated Credit Agreement, dated as of August 15, 2006.(17)

10.38	Second Amendment to Amended and Restated Credit Agreement dated October 31, 2007 among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., Wynn Show Performers, LLC, Wynn Golf, LLC, Wynn Sunrise, LLC, World Travel, LLC, Kevyn, LLC, Las Vegas Jet, LLC, Wynn Resorts Holdings, LLC, Wynn Completion Guarantors, LLC and Deutsche Bank Trust Company Americas, as Administrative Agent on behalf of the several banks and other financial institutions or entities from time to time party to Wynn Las Vegas LLC’s Amended and Restated Credit Agreement, dated as of August 15, 2006.(18)

21.1	Subsidiaries of the Registrant. Pursuant to General Instructions I of Form 10-K, the list of subsidiaries is omitted.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(16)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(16)

32	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(16)

(1)	Previously filed with the Registration Statement on Form S-4 (File No. 333-124052) filed by the registrant on April 13, 2005.

(2)	Incorporated by reference from the Current Report on Form 8-K filed by Wynn Resorts on November 18, 2002.
(3)	Incorporated by reference from the Current Report on Form 8-K filed by Wynn Resorts on December 17, 2004.
(4)	Incorporated by reference from the Annual Report on Form 10-K filed by Wynn Resorts on March 15, 2005.
(5)	Incorporated by reference from the Quarterly Report on Form 10-Q filed by Wynn Resorts on November 4, 2004.
(6)	Incorporated by reference from the Quarterly Report on Form 10-Q filed by Wynn Resorts on May 15, 2003.
(7)	Incorporated by reference from the Current Report on Form 8-K filed by Wynn Resorts on September 8, 2004.
(8)	Previously filed with the Current Report on Form 8-K filed by the Registrant on June 29, 2005 and incorporated herein by reference.
(9)	Previously filed with the Current Report on Form 8-K filed by Wynn Resorts, Limited on April 27, 2005 and incorporated herein by reference
(10)	Previously filed with the Current Report on Form 8-K filed by the Registrant on May 25, 2005 and incorporated herein by reference.
(11)	Previously filed with the Periodic Report on form 10-Q filed by Wynn Resorts, Limited on August 2, 2005 and incorporated herein by reference.
(12)	Previously filed with the Current Report on Form 8-K filed by the Registrant on September 1, 2005 and incorporated herein by reference.
(13)	Not used.
(14)	Incorporated by reference from the Annual Report on Form 10-K filed by the Wynn Resorts on March 16, 2006.
(15)	Incorporated by reference from the Quarterly Report on Form 10-Q filed by Wynn Resorts, Limited on November 9, 2006.
(16)	Filed herewith.
(17)	Incorporated by reference from the Quarterly Report on Form 10-Q filed by the Registrant on August 9, 2007.
(18)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on November 1, 2007.
(19)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on November 13, 2007.
(20)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on October 31, 2007.
(21)	Incorporated by reference from the Quarterly Report on Form 10-Q filed by the Registrant on November 9, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WYNN LAS VEGAS, LLC

Dated: February 22, 2008	By	/S/ ANDREW PASCAL
Andrew Pascal Chief Operating Officer and President (Principal Executive Officer)

Dated: February 22, 2008	By	/S/ DAVID SISK
David Sisk Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ STEPHEN A. WYNN Stephen A. Wynn	Chairman of the Board	February 22, 2008

/S/ KAZUO OKADA Kazuo Okada	Vice Chairman of the Board	February 22, 2008

/S/ RONALD J. KRAMER Ronald J. Kramer	President and Director	February 22, 2008

/S/ LINDA CHEN Linda Chen	President, Wynn International Marketing and Director	February 22, 2008

/S/ RAY R. IRANI Dr. Ray R. Irani	Director	February 22, 2008

/S/ ROBERT J. MILLER Robert J. Miller	Director	February 22, 2008

/S/ JOHN A. MORAN John A. Moran	Director	February 22, 2008

/S/ ALVIN V. SHOEMAKER Alvin V. Shoemaker	Director	February 22, 2008

/S/ D. BOONE WAYSON D. Boone Wayson	Director	February 22, 2008

/S/ ELAINE P. WYNN Elaine P. Wynn	Director	February 22, 2008

Signature	Title	Date

/S/ ALLAN ZEMAN Allan Zeman	Director	February 22, 2008

/S/ ANDREW PASCAL Andrew Pascal	Chief Operating Officer and President (Principal Executive Officer)	February 22, 2008

/S/ DAVID R. SISK David R. Sisk	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 22, 2008