Form 10-Q
period 2008-03-31
WYNN LAS VEGAS LLC
filed 2008-05-09
CIK 1180638

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 333-100768

WYNN LAS VEGAS, LLC

(Exact name of registrant as specified in its charter)

NEVADA	88-0494875
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3131 Las Vegas Boulevard South—Las Vegas, Nevada 89109

(Address of principal executive offices) (Zip Code)

(702) 770-7555

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐     Accelerated filer  ☐    Non-accelerated filer  ☒     Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Wynn Resorts Holdings, LLC owns all of the membership interests of the Registrant as of May 9, 2008.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands)

	March 31, 2008	December 31, 2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$65,994	$146,521
Receivables, net	109,025	135,132
Inventories	61,263	58,612
Prepaid expenses and other	22,438	20,124

Total current assets	258,720	360,389
Restricted cash and investments	31,322	31,052
Note receivable from Wynn Resorts, Limited	89,879	88,379
Property and equipment, net	3,247,333	3,031,403
Intangible assets, net	18,399	25,525
Deferred financing costs, net	39,765	41,536
Deposits and other assets	71,544	63,895
Investment in unconsolidated affiliates	4,570	5,077

Total assets	$3,761,532	$3,647,256

LIABILITIES AND MEMBER’S EQUITY
Current liabilities:
Current portion of long-term debt	$1,400	$1,050
Accounts payable	25,474	28,856
Accrued interest	39,584	10,816
Accrued compensation and benefits	36,172	45,728
Other accrued expenses	26,242	22,370
Customer deposits and other liabilities	55,580	88,299
Due to affiliates, net	69,328	40,514

Total current liabilities	253,780	237,633
Long-term debt	2,079,177	1,954,084
Due to affiliates, net	79,238	79,401
Other	1,118	1,118

Total liabilities	2,413,313	2,272,236

Commitments and contingencies (Note 9)

Member’s equity:
Contributed capital	1,463,915	1,461,949
Accumulated deficit	(115,696)	(86,929)

Total member’s equity	1,348,219	1,375,020

Total liabilities and member’s equity	$3,761,532	$3,647,256

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands)

(unaudited)

	Three months ended March 31,
	2008	2007
Operating revenues:
Casino	$125,134	$173,093
Rooms	70,563	72,938
Food and beverage	77,185	77,347
Entertainment, retail and other	53,855	44,940

Gross revenues	326,737	368,318
Less: promotional allowances	(39,136)	(37,384)

Net revenues	287,601	330,934

Operating costs and expenses:
Casino	68,550	72,215
Rooms	19,082	19,206
Food and beverage	46,860	48,538
Entertainment, retail and other	37,533	32,084
General and administrative	50,957	51,451
Provision for doubtful accounts	3,874	4,991
Management fees	4,314	4,984
Pre-opening costs	5,311	1,533
Depreciation and amortization	39,480	36,070
Property charges and other	20,513	1,104

Total operating costs and expenses	296,474	272,176

Equity in income from unconsolidated affiliates	281	256

Operating (loss) income	(8,592)	59,014

Other income (expense):
Interest income	2,158	4,092
Interest expense, net of capitalized interest	(19,692)	(24,378)
Decrease in swap fair value	(2,641)	(999)
Loss on extinguishment of debt	—	(157)

Other income (expense), net	(20,175)	(21,442)

Net (loss) income	$(28,767)	$37,572

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net (loss) income	$(28,767)	$37,572
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	39,480	36,070
Stock-based compensation	1,966	2,209
Loss from extinguishment of debt	—	157
Amortization and writeoff of deferred financing costs and other	3,243	2,589
Equity in income from unconsolidated affiliates, net of distributions	507	971
Provision for doubtful accounts	3,874	4,991
Property charges and other	20,513	1,104
Decrease in swap fair value	2,641	999
Increase (decrease) in cash from changes in:
Receivables	20,733	18,611
Inventories and prepaid expenses and other	(5,553)	(2,356)
Accounts payable and accrued expenses	(15,242)	3,871
Due to affiliates, net	6,036	(3,894)

Net cash provided by operating activities	49,431	102,894

Cash flows from investing activities:
Capital expenditures, net of construction payables and retention	(238,469)	(98,423)
Restricted cash and investments	(270)	83,625
Purchase of other assets	(8,631)	(13,479)
Due to affiliates, net	(7,443)	(1,716)

Net cash used in investing activities	(254,813)	(29,993)

Cash flows from financing activities:
Principal payments on long-term debt	—	(127,401)
Proceeds from issuance of long-term debt	125,000	42,000
Payments of deferred financing costs	(145)	—

Net cash provided by (used in) financing activities	124,855	(85,401)

Cash and cash equivalents:
Decrease in cash and cash equivalents	(80,527)	(12,500)
Balance, beginning of period	146,521	93,820

Balance, end of period	$65,994	$81,320

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

Wynn Las Vegas Capital Corp. (“Wynn Capital”) is a wholly owned subsidiary of the Company incorporated on June 3, 2002, solely for the purpose of obtaining financing for Wynn Las Vegas. Wynn Capital is authorized to issue 2,000 shares of common stock, par value $0.01. At March 31, 2008, the Company owned the one share that was issued and outstanding. Wynn Capital has neither any significant net assets nor has had any operating activity. Its sole function is to serve as the co-issuer of the mortgage notes described below. Wynn Las Vegas, LLC and Wynn Capital together are hereinafter referred to as the “Issuers”.

The Company is currently constructing Encore at Wynn Las Vegas (“Encore”). Encore is expected to open to the public in December 2008.

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

The accompanying condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results for the interim periods have been made. The results for the three months ended March 31, 2008 are not necessarily indicative of results to be expected for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

2. Summary of Significant Accounting Policies

Accounts Receivable and Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of casino accounts receivable. The Company issues credit in the form of “markers” to approved casino customers following investigations of creditworthiness. As of March 31, 2008 and December 31, 2007, approximately 58% and 53% respectively, of the Company’s markers were due from customers residing in

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

foreign countries, primarily in Asia. Business or economic conditions or other significant events in these countries could affect the collectibility of such receivables.

Accounts receivable, including casino and hotel receivables, are typically non-interest bearing and are initially recorded at cost. Accounts are written off when management deems them to be uncollectible. Recoveries of accounts previously written off are recorded when received. An allowance for doubtful accounts is maintained to reduce the Company’s receivables to their estimated carrying amount, which approximates fair value. The allowance is estimated based on specific review of customer accounts as well as management’s experience with collection trends in the casino industry and current economic and business conditions.

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

The retail value of accommodations, food and beverage, and other services furnished to guests without charge is included in gross revenue and then deducted as promotional allowances. The estimated cost of providing such promotional allowances is primarily included in casino expenses as follows (amounts in thousands):

	Three Months Ended March 31,
	2008	2007
Rooms	$6,446	$5,878
Food and beverage	14,317	14,021
Entertainment, retail and other	2,290	2,063

Total	$23,053	$21,962

Advertising Costs

The Company expenses advertising costs the first time the advertising takes place. For the three months ended March 31, 2008 and 2007, advertising costs totaled approximately $6.5 million each period.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standard Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”. This statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements under other accounting pronouncements that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurements. This statement is effective for fiscal years beginning after November 15, 2007. The adoption of this statement did not have a material impact the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value, with unrealized gains and losses related to these financial instruments reported in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The adoption of this statement did not have a material impact on the Company’s consolidated financial statements.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133”. SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. This statement is effective for fiscal years beginning after November 15, 2008. SFAS No. 161 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

3. Supplemental Disclosure of Cash Flow Information

Interest paid for the three months ended March 31, 2008 and 2007 totaled approximately $4.4 million and $5.6 million, respectively. Interest capitalized for the three months ended March 31, 2008 and 2007 totaled approximately $15.9 million and $4.4 million, respectively.

During the three months ended March 31, 2008 and 2007, capital expenditures includes an increase of approximately $17.7 million and $26.7 million, respectively, in construction payables and retention recorded through amounts due to affiliates.

4. Receivables, net

Receivables, net consisted of the following (amounts in thousands):

	March 31, 2008	December 31, 2007
Casino	$138,538	$161,913
Hotel	14,661	15,317
Other	9,863	8,506

	163,062	185,736
Less: allowance for doubtful accounts	(54,037)	(50,604)

	$109,025	$135,132

5. Property and Equipment, net

Property and equipment, net consisted of the following (amounts in thousands):

	March 31, 2008	December 31, 2007
Land and improvements	$603,838	$603,838
Buildings and improvements	1,209,194	1,209,562
Airplane	44,254	44,254
Furniture, fixtures and equipment	668,246	655,754
Construction in progress	1,103,910	865,130

	3,629,442	3,378,538
Less: accumulated depreciation	(382,109)	(347,135)

	$3,247,333	$3,031,403

As of March 31, 2008 and December 31, 2007, construction in progress includes costs capitalized in conjunction with Encore.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

6. Long-Term Debt

Long-term debt consisted of the following (amounts in thousands):

	March 31, 2008	December 31, 2007
6 5/8% First Mortgage Notes, due December 1, 2014, net of original issue discount of $10,373 and $10,816, respectively	$1,689,627	$1,689,184
$900 million Revolving Credit Facility; due August 15, 2011; interest at LIBOR plus 1.625%	125,000	—
$225 million Term Loan Facility; $112.5 million due September 30, 2012 with the remaining $112.5 million due August 15, 2013; interest at LIBOR plus 1.875%	225,000	225,000
$42 million Note Payable; due April 1, 2017; interest at LIBOR plus 1.25%	40,950	40,950

	2,080,577	1,955,134
Current portion of long-term debt	(1,400)	(1,050)

	$2,079,177	$1,954,084

Debt Covenant Compliance

As of March 31, 2008, management believes the Company was in compliance with all debt covenants.

7. Related Party Transactions, net

Note Receivable from Wynn Resorts, Limited

On August 15, 2005, the Company loaned $80 million to Wynn Resorts who then loaned those funds through its subsidiaries to Wynn Macau, S.A. as part of the financing of Wynn Macau, Wynn Resorts’ casino resort facility in the Macau Special Administrative Region of the People’s Republic of China (“Macau”), which opened to the public on September 6, 2006. Interest accrues at 7.5% per annum. Unpaid principal and interest is due at maturity on August 15, 2012. Included in the balances as of March 31, 2008 and December 31, 2007, was approximately $9.9 and $8.4 million, respectively, of accrued interest receivable related to this note.

Amounts Due to Affiliates, net

As of March 31, 2008, the Company’s net due to affiliates was primarily comprised of construction payables of approximately $74.8 million, construction retention of approximately $50.1 million, a management fee of approximately $51.7 million (equal to 1.5% of net revenues and payable upon meeting certain leverage ratios as specified in the documents governing the Company’s Credit Facilities), and other net amounts receivable from affiliates totaling $28 million (including corporate allocations discussed below).

As of December 31, 2007, the Company’s net due to affiliates was primarily comprised of construction payables of approximately $65.7 million, construction retention of approximately $41.6 million, a management fee of approximately $47.4 million (equal to 1.5% of revenues and payable upon meeting certain leverage ratios as specified in the documents governing the Company’s Credit Facilities), and other net amounts receivable from affiliates totaling $35.2 million (including corporate allocations discussed below).

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

Corporate Allocations

The accompanying condensed consolidated statements of operations include allocations from Wynn Resorts for legal, accounting, human resource, information services, real estate, and other corporate support services. The corporate support service allocations have been determined on a basis that Wynn Resorts and the Company consider to be reasonable estimates of the utilization of service provided or the benefit received by the Company. The allocation methods include specific identification, relative cost, square footage and headcount. Wynn Resorts maintains corporate offices at Wynn Las Vegas without charge from the Company. The Company settles these corporate allocation charges with Wynn Resorts on a periodic basis as discussed in “Amounts Due to Affiliates, Net” above. During the three months ended March 31, 2008 and 2007, approximately $4 million and $5.2 million, respectively, was charged to the Company for such corporate allocations.

Amounts Due to Officers, net

The Company periodically provides services to Stephen A. Wynn, Chairman of the Board, Chief Executive Officer and one of the principal stockholders of Wynn Resorts (“Mr. Wynn”), and certain other executive officers of Wynn Resorts, including household services, construction work and other personal services. The cost of these services is transferred to Wynn Resorts on a periodic basis. Mr. Wynn and these other officers have amounts on deposit with Wynn Resorts to prepay any such items, which are replenished on an ongoing basis as needed. As of March 31, 2008 and December 31, 2007, Wynn Resorts owed Mr. Wynn and the other officers approximately $382,475 and $357,145, respectively.

Villa Suite Lease

Effective July 1, 2005, Mr. Wynn and his wife, Elaine P. Wynn (“Mrs. Wynn”), who is also a director of Wynn Resorts, lease from year to year a villa suite in the Wynn Las Vegas resort as their personal residence. Rent is determined by the Audit Committee of the Board of Directors of Wynn Resorts (the “Audit Committee”), and is based on the fair market value of the use of the suite accommodations. Based on third-party appraisals, the Audit Committee determined the rent for each year in the three-year period commencing July 1, 2005 and ending June 30, 2008 to be $580,000. Certain services for, and maintenance of, the suite are included in the rental. For the two year period commencing July 1, 2008 and ending June 30, 2010, based on a third-party appraisal and a reduction in housekeeping services to be provided, the Audit Committee determined the rent for each year will be $520,000.

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

8. Property Charges and Other

Property charges and other for the three months ended March 31, 2008 and 2007 were $20.5 million and $1.1 million, respectively. Property charges generally include costs related to the retirement of assets for remodels and asset abandonments. Property charges and other for the three months ended March 31, 2008 include $17.8 million of costs associated with Spamalot at Wynn Las Vegas which will close in July 2008. The costs included the production rights that were included in intangible assets, show production costs that were included in other assets and certain other property and equipment. In March 2008, the Company, together with the producers, elected to end the show’s run at Wynn Las Vegas in July 2008, pursuant to their contract. The remaining property charges were related to miscellaneous renovations and abandonments. Property charges for the three months ended March 31, 2007 were related to renovations to portions of the Le Rêve Theater.

9. Commitments and Contingencies

Encore

Encore Construction and Development. Encore will include a 2,034 all-suite hotel tower, an approximately 72,000 square foot casino, additional convention and meeting space, as well as restaurants, a nightclub, swimming pools, a spa and salon and retail outlets. The Company commenced construction of Encore on April 28, 2006 and expects to open it to the public in December 2008.

The project budget is currently estimated at approximately $2.2 billion for Encore and related capital improvements. The project is being funded from the Company’s existing Credit Facilities, remaining proceeds from the First Mortgage Notes and operating cash flow from Wynn Las Vegas. To the extent additional funds are required, the Company will provide these amounts with additional debt and equity contributions by Wynn Resorts or additional indebtedness to be incurred by Wynn Las Vegas.

On February 27, 2007, the Company entered into a Design Build Architectural, Engineering and Construction Services Agreement (the “Contract”) with Tutor-Saliba Corporation (“Tutor”) for the design and construction of Encore. The Contract sets forth all of the terms and conditions pursuant to which Tutor is

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

designing and constructing Encore. In June 2007, the Company executed the first amendment to the Contract which set the guaranteed maximum price for work under the Contract at $1.3 billion. In connection with the execution and delivery of the Contract, Tutor and the Ronald N. Tutor Separate Trust (the “Trust”) have entered into and consented to a Net Worth Agreement pursuant to which (x) the Trust agreed that it will retain its current majority holdings of Tutor and (y) the Trust and Tutor agreed that during the term of the Contract, Tutor will maintain (i) net worth of at least $100 million, and (ii) liquid assets of at least $50 million.

Through March 31, 2008, the Company incurred approximately $1.2 billion of project costs related to the development and construction of Encore and related capital improvements.

Litigation

The Company does not have any material litigation as of March 31, 2008.

10. Consolidating Financial Information of Guarantors and Issuers

The following consolidating information relates to the Issuers of the First Mortgage Notes and their guarantor subsidiaries (World Travel, LLC; Las Vegas Jet, LLC; Wynn Show Performers, LLC; Wynn Golf, LLC; Kevyn, LLC; and Wynn Sunrise, LLC) and non-guarantor subsidiary (Wynn Completion Guarantor, LLC) as of March 31, 2008 and December 31, 2007, and for the three months ended March 31, 2008 and 2007.

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

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION

AS OF MARCH 31, 2008

(amounts in thousands)

(unaudited)

	Issuers	Guarantor Subsidiaries	Non-guarantor Subsidiary	Eliminating Entries	Total
ASSETS
Current assets:
Cash and cash equivalents	$65,996	$(2)	$—	$—	$65,994
Receivables, net	108,882	143	—	—	109,025
Inventories	61,263	—	—	—	61,263
Prepaid expenses and other	22,124	314	—	—	22,438

Total current assets	258,265	455	—	—	258,720
Restricted cash and investments	—	—	31,322	—	31,322
Note receivable from Wynn Resorts, Limited	89,879	—	—	—	89,879
Property and equipment, net	3,042,753	204,580	—	—	3,247,333
Intangible assets, net	12,255	6,144	—	—	18,399
Deferred financing costs, net	39,765	—	—	—	39,765
Deposits and other assets	66,823	4,721	—	—	71,544
Investment in unconsolidated affiliates	(3,332)	4,570	—	3,332	4,570

Total assets	$3,506,408	$220,470	$31,322	$3,332	$3,761,532

LIABILITIES AND MEMBER’S EQUITY
Current liabilities:
Current portion of long-term debt	$—	$1,400	$—	$—	$1,400
Accounts payable	25,367	107	—	—	25,474
Accrued interest	38,963	621	—	—	39,584
Accrued compensation and benefits	35,029	1,143	—	—	36,172
Other accrued expenses	26,221	21	—	—	26,242
Customer deposits and other liabilities	55,580	—	—	—	55,580
Due to affiliates, net	(119,171)	188,499	—	—	69,328

Total current liabilities	61,989	191,791	—	—	253,780
Long-term debt	2,039,627	39,550	—	—	2,079,177
Due to affiliates, net	55,455	—	23,783	—	79,238
Other	1,118	—	—	—	1,118

Total liabilities	2,158,189	231,341	23,783	—	2,413,313

Commitments and contingencies

Member’s equity:
Contributed capital	1,463,915	12,530	—	(12,530)	1,463,915
Accumulated earnings (deficit)	(115,696)	(23,401)	7,539	15,862	(115,696)

Total member’s equity	1,348,219	(10,871)	7,539	3,332	1,348,219

Total liabilities and member’s equity	$3,506,408	$220,470	$31,322	$3,332	$3,761,532

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION

AS OF DECEMBER 31, 2007

(amounts in thousands)

(unaudited)

	Issuers	Guarantor Subsidiaries	Non-guarantor Subsidiary	Eliminating Entries	Total
ASSETS
Current assets:
Cash and cash equivalents	$146,556	$(35)	$—	$—	$146,521
Receivables, net	135,094	38	—	—	135,132
Inventories	58,612	—	—	—	58,612
Prepaid expenses and other	19,956	168	—	—	20,124

Total current assets	360,218	171	—	—	360,389
Restricted cash and investments	—	—	31,052	—	31,052
Note receivable from Wynn Resorts, Limited	88,379	—	—	—	88,379
Property and equipment, net	2,825,608	205,795	—	—	3,031,403
Intangible assets, net	19,381	6,144	—	—	25,525
Deferred financing costs, net	41,536	—	—	—	41,536
Deposits and other assets	59,174	4,721	—	—	63,895
Investment in unconsolidated affiliates	(2,173)	5,077	—	2,173	5,077

Total assets	$3,392,123	$221,908	$31,052	$2,173	$3,647,256

LIABILITIES AND MEMBER’S EQUITY
Current liabilities:
Current portion of long-term debt	$—	$1,050	$—	$—	$1,050
Accounts payable	28,811	45	—	—	28,856
Accrued interest	10,816	—	—	—	10,816
Accrued compensation and benefits	44,516	1,212	—	—	45,728
Other accrued expenses	22,348	22	—	—	22,370
Customer deposits and other liabilities	88,299	—	—	—	88,299
Due to affiliates, net	(148,607)	189,121	—	—	40,514

Total current liabilities	46,183	191,450	—	—	237,633
Long-term debt	1,914,184	39,900	—	—	1,954,084
Due to affiliates, net	55,618	—	23,783	—	79,401
Other	1,118	—	—	—	1,118

Total liabilities	2,017,103	231,350	23,783	—	2,272,236

Commitments and contingencies

Member’s equity:
Contributed capital	1,461,949	12,530	—	(12,530)	1,461,949
Accumulated earnings (deficit)	(86,929)	(21,972)	7,269	14,703	(86,929)

Total member’s equity	1,375,020	(9,442)	7,269	2,173	1,375,020

Total liabilities and member’s equity	$3,392,123	$221,908	$31,052	$2,173	$3,647,256

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

THREE MONTHS ENDED MARCH 31, 2008

(amounts in thousands)

(unaudited)

	Issuers	Guarantor Subsidiaries	Non-guarantor Subsidiary	Eliminating Entries	Total
Operating revenues:
Casino	$125,134	$—	$—	$—	$125,134
Rooms	70,563	—	—	—	70,563
Food and beverage	77,185	—	—	—	77,185
Entertainment, retail and other	54,136	—	—	(281)	53,855

Gross revenues	327,018	—	—	(281)	326,737
Less: promotional allowances	(39,136)	—	—	—	(39,136)

Net revenues	287,882	—	—	(281)	287,601

Operating costs and expenses:
Casino	68,550	—	—	—	68,550
Rooms	19,082	—	—	—	19,082
Food and beverage	46,860	—	—	—	46,860
Entertainment, retail and other	37,533	—	—	—	37,533
General and administrative	51,263	(25)	—	(281)	50,957
Provision for doubtful accounts	3,874	—	—	—	3,874
Management fees	4,314	—	—	—	4,314
Pre-opening costs	5,311	—	—	—	5,311
Depreciation and amortization	38,368	1,112	—	—	39,480
Property charges and other	20,511	2	—	—	20,513

Total operating costs and expenses	295,666	1,089	—	(281)	296,474
Equity in income (loss) from unconsolidated affiliates	(1,159)	281	—	1,159	281

Operating income (loss)	(8,943)	(808)	—	1,159	(8,592)

Other income (expense):
Interest income	1,888	—	270	—	2,158
Interest expense, net of capitalized interest	(19,071)	(621)	—	—	(19,692)
Decrease in swap fair value	(2,641)	—	—	—	(2,641)

Other income (expense), net	(19,824)	(621)	270	—	(20,175)

Net income (loss)	$(28,767)	$(1,429)	$270	$1,159	$(28,767)

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

THREE MONTHS ENDED MARCH 31, 2007

(amounts in thousands)

(unaudited)

	Issuers	Guarantor Subsidiaries	Non-guarantor Subsidiary	Eliminating Entries	Total
Operating revenues:
Casino	$173,093	$—	$—	$—	$173,093
Rooms	72,938	—	—	—	72,938
Food and beverage	77,347	—	—	—	77,347
Entertainment, retail and other	45,196	—	—	(256)	44,940

Gross revenues	368,574	—	—	(256)	368,318
Less: promotional allowances	(37,384)	—	—	—	(37,384)

Net revenues	331,190	—	—	(256)	330,934

Operating costs and expenses:
Casino	72,215	—	—	—	72,215
Rooms	19,206	—	—	—	19,206
Food and beverage	48,538	—	—	—	48,538
Entertainment, retail and other	32,084	—	—	—	32,084
General and administrative	52,154	(447)	—	(256)	51,451
Provision for doubtful accounts	4,991	—	—	—	4,991
Management fees	4,984	—	—	—	4,984
Pre-opening costs	1,533	—	—	—	1,533
Depreciation and amortization	34,272	1,798	—	—	36,070
Property charges and other	1,104	—	—	—	1,104

Total operating costs and expenses	271,081	1,351	—	(256)	272,176
Equity in income (loss) from unconsolidated affiliates	(1,300)	256	—	1,300	256

Operating income (loss)	58,809	(1,095)	—	1,300	59,014

Other income (expense):
Interest income	3,390	—	702	—	4,092
Interest expense, net of capitalized interest	(23,628)	(750)	—	—	(24,378)
Decrease in swap fair value	(999)	—	—	—	(999)
Loss from extinguishment of debt	—	(157)	—	—	(157)

Other income (expense), net	(21,237)	(907)	702	—	(21,442)

Net income (loss)	$37,572	$(2,002)	$702	$1,300	$37,572

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS INFORMATION

THREE MONTHS ENDED MARCH 31, 2008

(amounts in thousands)

(unaudited)

	Issuers	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminating Entries	Total
Cash flows from operating activities:
Net income (loss)	$(28,767)	$(1,429)	$270	$1,159	$(28,767)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	38,368	1,112	—	—	39,480
Stock-based compensation	1,966	—	—	—	1,966
Amortization and writeoff of deferred financing costs and other	3,243	—	—	—	3,243
Equity in income (loss) from unconsolidated affiliates, net of distributions	1,159	507	—	(1,159)	507
Provision for doubtful accounts	3,874	—	—	—	3,874
Property charges and other	20,511	2	—	—	20,513
Decrease in swap fair value	2,641	—	—	—	2,641
Increase (decrease) in cash from changes in:
Receivables	20,838	(105)	—	—	20,733
Inventories and prepaid expenses and other	(5,407)	(146)	—	—	(5,553)
Accounts payable, accrued expenses and other	(15,855)	613	—	—	(15,242)
Due to affiliates, net	6,005	31	—	—	6,036

Net cash provided by operating activities	48,576	585	270	—	49,431

Cash flows from investing activities:
Capital expenditures, net of construction payables and retentions	(238,570)	101	—	—	(238,469)
Restricted cash and investments	—	—	(270)	—	(270)
Purchase of other assets	(8,631)	—	—	—	(8,631)
Due to affiliates, net	(6,790)	(653)	—	—	(7,443)

Net cash used in investing activities	(253,991)	(552)	(270)	—	(254,813)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	125,000	—	—	—	125,000
Payments of deferred financing costs	(145)	—	—	—	(145)

Net cash provided by financing activities	124,855	—	—	—	124,855

Cash and cash equivalents:
Increase (decrease) in cash and cash equivalents	(80,560)	33	—	—	(80,527)
Balance, beginning of period	146,556	(35)	—	—	146,521

Balance, end of period	$65,996	$(2)	$—	$—	$65,994

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS INFORMATION

THREE MONTHS ENDED MARCH 31, 2007

(amounts in thousands)

(unaudited)

	Issuers	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminating Entries	Total
Cash flows from operating activities:
Net income (loss)	$37,572	$(2,002)	$702	$1,300	$37,572
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	34,272	1,798	—	—	36,070
Stock-based compensation	2,209	—	—	—	2,209
Loss from extinguishment of debt	—	157	—	—	157
Amortization and writeoff of deferred financing costs and other	2,576	13	—	—	2,589
Equity in (income) loss from unconsolidated affiliates, net of distributions	1,300	971	—	(1,300)	971
Provision for doubtful accounts	4,991	—	—	—	4,991
Property charges and other	1,104	—	—	—	1,104
Decrease in swap fair value	999	—	—	—	999
Increase (decrease) in cash from changes in:
Receivables	18,611	—	—	—	18,611
Inventories and prepaid expenses and other	(2,534)	178	—	—	(2,356)
Accounts payable, accrued expenses and other	3,949	(78)	—	—	3,871
Due to affiliates, net	(3,894)	—	—	—	(3,894)

Net cash provided by operating activities	101,155	1,037	702	—	102,894

Cash flows from investing activities:
Capital expenditures, net of construction payables and retention	(91,141)	(7,282)	—	—	(98,423)
Restricted cash and investments	84,327	—	(702)	—	83,625
Purchase of other assets	(13,322)	(157)	—	—	(13,479)
Due to affiliates, net	(4,631)	2,915	—	—	(1,716)

Net cash used in investing activities	(24,767)	(4,524)	(702)	—	(29,993)

Cash flows from financing activities:
Principal payments on long-term debt	(88,892)	(38,509)	—	—	(127,401)
Proceeds from issuance of long-term debt	—	42,000	—	—	42,000

Net cash provided by (used in) financing activities	(88,892)	3,491	—	—	(85,401)

Cash and cash equivalents:
Increase (decrease) in cash and cash equivalents	(12,504)	4	—	—	(12,500)
Balance, beginning of period	93,825	(5)	—	—	93,820

Balance, end of period	$81,321	$(1)	$—	$—	$81,320

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

Overview

We are a developer, owner and operator of destination casino resorts. We currently own and operate Wynn Las Vegas, a destination casino resort in Las Vegas, Nevada, which opened on April 28, 2005. In addition, on April 28, 2006, we commenced construction of Encore adjacent to Wynn Las Vegas. We expect to open Encore to the public in December 2008.

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

•

Approximately 74,000 square feet of high-end, brand-name retail shopping, including stores and boutiques by Alexander McQueen, Brioni, Cartier, Chanel, Dior, Graff, Louis Vuitton, Manolo Blahnik, Oscar de la Renta, and Vertu;

•	Recreation and leisure facilities, including an 18-hole golf course, five swimming pools, private cabanas and full service spa and salon; and

•	Two showrooms, two nightclubs and lounges.

The Tower Suites at Wynn Las Vegas is the only casino resort in the world that has been awarded both the Mobil five star and AAA five diamond distinctions. In addition, Wynn Las Vegas was recognized in November 2007 by Michelin, the esteemed European restaurant rating system. Two Michelin stars were awarded to Alex and one Michelin star was awarded to each of Wing Lei and Daniel Boulud Brasserie. Additionally, Wynn Las Vegas received five red pavilions, the highest honor for Michelin rated accommodations.

In response to our evaluation of Wynn Las Vegas and the reactions of our guests, we have made enhancements and refinements to the property which continued through March 2008.

Encore at Wynn Las Vegas

We are constructing Encore on approximately 20 acres on the Las Vegas Strip, adjacent to Wynn Las Vegas. Encore includes a 2,034 all-suite hotel tower, an approximately 72,000 square foot casino, additional convention and meeting space, restaurants, a nightclub, swimming pools, a spa and salon and retail outlets. Encore is expected to open in December 2008.

Future Development

The Company owns approximately 147 acres immediately adjacent to both Wynn Las Vegas and Encore at Wynn Las Vegas, which is currently improved with a golf course. We are in the process of developing our plans for its further development. Conceptual plans at this point in time include additional resorts and a convention center. No construction timeline or budget has been prepared.

Results of Operations

We offer gaming, hotel accommodations, dining, entertainment, retail shopping, convention services and other amenities at Wynn Las Vegas. We currently rely solely upon the operations of Wynn Las Vegas for our operating cash flow. Concentration of our cash flow in one property exposes us to certain risks that competitors, whose operations are more diversified, may be better able to control. In addition to the concentration of operations in a single property, many of our customers are high-end gaming customers who wager on credit, thus exposing us to credit risk. High-end gaming also increases the potential for variability in our results.

We recorded a net loss for the quarter ended March 31, 2008 of $28.8 million, compared to net income of $37.6 million recorded during the quarter ended March 31, 2007. This decrease is primarily due to a $44.3 million decrease in operating income from the casino department as explained below, the write-off of production costs and rights associated with Spamalot which will close in July 2008 and pre-opening costs associated with Encore.

Certain key operating statistics specific to the gaming industry are included in our discussions of the Company’s operational performance for the periods in which a condensed consolidated statement of operations is presented. Below are definitions of the statistics discussed:

•	Table games win is the amount of drop that is retained and recorded as casino revenue.

•	Drop is the amount of cash and net markers issued that are deposited in a gaming table’s drop box.

•	Slot win is the amount of handle (representing the total amount wagered) that is retained and is recorded as casino revenue.

•	Average Daily Rate (“ADR”) is calculated by dividing total room revenue by total rooms occupied.

•	Revenue per Available Room (“REVPAR”) is calculated by dividing total room revenue by total rooms available.

Financial results for the three months ended March 31, 2008 compared to the three months ended March 31, 2007.

Revenues

Net revenues for the three months ended March 31, 2008 are comprised of $125.1 million in casino revenues (43.5% of total net revenues) and $162.5 million of net non-casino revenues (56.5% of total net revenues). Net revenues for the first quarter of 2007 were comprised of $173.1 million in casino revenues (52.3% of total net revenues) and $157.8 million of net non-casino revenues (47.7% of total net revenues).

Casino revenues are comprised of the net win from our table games and slot machine operations. Casino revenues for the three months ended March 31, 2008 of approximately $125.1 million represents a $48 million (or 27.7%) decrease from casino revenues of $173.1 million for the three months ended March 31, 2007. During the three months ended March 31, 2008, we experienced a 3% decrease in drop and a decrease in the average table games win percentage compared to the prior year quarter. Our average table games win percentage (before discounts) of 19.9% was below the expected range of 21% to 24% for the three months ended March 31, 2008. For the three months ended March 31, 2007, our average table games win percentage (before discounts) was 27.6%. Slot handle at Wynn Las Vegas decreased 2.8% during the three months ended March 31, 2008 as compared to 2007, and the slot win percentage was slightly below the expected range of 4.5% to 5.5%.

For the three months ended March 31, 2008, room revenues were approximately $70.6 million, which represents a $2.3 million (or 3%) decrease over the $72.9 million generated in the three months ended March 31, 2007. This decrease is due to a decrease in both occupancy and rate as compared to the prior year. See the table below for key operating measures related to room revenue.

	Three Months Ended March 31,
	2008	2007
Average Daily Rate	$298	$310
Occupancy	95.8%	96.2%
REVPAR	$285	$298

Other non-casino revenues for the three months ended March 31, 2008 include: food and beverage revenues of approximately $77.2 million, retail revenues of approximately $22.6 million, entertainment revenues of approximately $19.2 million, and other revenues from outlets such as the spa and salon, of approximately $12.1 million. Other non-gaming revenues for the three months ended March 31, 2007 included food and beverage revenues of approximately $77.3 million, retail revenues of approximately $21.4 million, entertainment revenues of approximately $10.9 million, and other revenues from outlets, including the spa and salon, of approximately $12.6 million. Entertainment revenues increased over the prior year quarter due to Spamalot which opened in late March 2007, and a full quarter of Le Rêve in 2008 versus only two months during the three months ended March 31, 2007, due to a remodeling of the Le Rêve showroom in March 2007. In March 2008, together with the producers, we elected to end Spamalot’s run at Wynn Las Vegas in July 2008, pursuant to the terms of our contract.

Departmental, Administrative and Other Expenses

During the three months ended March 31, 2008, departmental expenses included casino expenses of $68.6 million, rooms expenses of $19.1 million, food and beverage expenses of $46.9 million, and entertainment, retail and other expenses of $37.5 million. Also included are general and administrative expenses of approximately $51 million and approximately $3.9 million charged as a provision for doubtful accounts receivable. During the three months ended March 31, 2007, departmental expenses included casino expenses of $72.2 million, room expenses of $19.2 million, food and beverage expenses of $48.5 million, and entertainment, retail and other expenses of $32.1 million. Also included are general and administrative expenses of approximately $51.5 million and approximately $5 million charged as a provision for doubtful accounts receivable. Expenses for the three months ended March 31, 2008 decreased compared to March 31, 2007 as a result of decreased revenues.

Management fees

Since opening Wynn Las Vegas, management fees payable to Wynn Resorts for certain corporate management services have been charged and accrued at a rate equal to 1.5% of net revenues. These fees will be paid upon meeting certain leverage ratios and satisfying certain other criteria set forth in our Credit Facilities. Management fees were $4.3 million for the quarter ended March 31, 2008, compared to $5 million for the quarter ended March 31, 2007.

Pre-opening costs

Pre-opening costs for the three months ended March 31, 2008 were $5.3 million compared to $1.5 million for the three months ended March 31, 2007. Pre-opening costs for the three months ended March 31, 2008 were incurred with the development of Encore. We expect that pre-opening costs will increase as the opening of Encore in December 2008 approaches.

Depreciation and amortization

Depreciation and amortization for the three months ended March 31, 2008 was $39.5 million compared to $36.1 million for the three months ended March 31, 2007. This increase is primarily due to a decrease in the estimated lives of certain hotel room furniture, fixtures and equipment due to an anticipated ordinary course room renovation.

Property charges and other

Property charges and other for the three months ended March 31, 2008 were $20.5 million compared to approximately $1.1 million for the three months ended March 31, 2007.

Property charges and other for the three months ended March 31, 2008 include $17.8 million of costs associated with Spamalot at Wynn Las Vegas which will close in July 2008. The charge includes the production rights that were included in intangible assets, show production costs that were included in other assets and certain other property and equipment. In March 2008, the Company, together with the producers, elected to end the show’s run at Wynn Las Vegas in July 2008, pursuant to our contract.

In response to our evaluation of Wynn Las Vegas and the reactions of our guests, we continue to make enhancements to the property. The costs relating to assets retired as a result of these enhancement and remodel efforts are expensed as property charges. During the three months ended March 31, 2008, $2.7 million of such costs were incurred at Wynn Las Vegas. During the three months ended March 31, 2007, the $1.1 million incurred related to enhancements we made to the Le Rêve theater.

Other non-operating costs and expenses

Interest income decreased by $1.9 million to $2.2 million for the three months ended March 31, 2008 compared to the three months ended March 31, 2007. This decrease is primarily due to reduced average invested cash balances during the three months ended March 31, 2008 compared to the prior year’s quarter as a result of spending related to the development and construction of Encore and a decrease in the average interest earned on our invested cash balances.

Interest expense was $19.7 million, net of capitalized interest of $15.9 million, for the three months ended March 31, 2008, compared to $24.4 million, net of capitalized interest of $4.4 million during the three months ended March 31, 2007. Interest expense increased approximately $7.2 million related to the additional $400 million first mortgage notes issued in November 2007. This increase was offset by an approximate $11.5 million increase in capitalized interest due to the construction costs of Encore. Capitalized interest continues to increase with the ongoing borrowings and construction costs related to Encore.

Our interest rate swaps are accounted for in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended. The fair value of our interest rate swap is recorded as either an asset or liability. Changes in the fair value of our interest rate swaps are recorded as increase (or decrease) in swap fair value in each period. We recorded an expense of approximately $2.6 million for the three months ended March 31, 2008 resulting from the decrease in the fair value of our interest rate swap from December 31, 2007 to March 31, 2008. During the three months ended March 31, 2007 we recorded an expense of $1 million resulting from the decrease in the fair value of interest rate swap between December 31, 2006 and March 31, 2007. For further information on our interest rate swaps, see Item 3 – “Quantitative and Qualitative Disclosures about Market Risk.”

Liquidity and Capital Resources

Cash Flow from Operations

Our operating cash flows are primarily affected by our operating income generated by Wynn Las Vegas, interest paid, and non-cash charges included in operating income. Net cash provided by operations for the three months ended March 31, 2008 was $49.4 million compared to $102.9 million provided by operations for the three months ended March 31, 2007. This decrease is primary due to the decrease in operating income as a result of reduced operating results especially in the casino department as discussed above.

Capital Resources

We require a certain amount of cash on hand for operations. As of March 31, 2008, we had approximately $66 million of cash and cash equivalents available for new development activities, general corporate purposes, enhancements to Wynn Las Vegas, and to support the development and construction of Encore. As of March 31, 2008, our completion guarantee deposit account was approximately $31.3 million and is recorded as restricted investments in the accompanying condensed consolidated balance sheet. In addition, we have availability under our Credit Facilities as noted below under Financing Activities.

Cash equivalents include investments in overnight money market funds. Restricted investments are kept in money market funds or relatively short-term, government-backed, marketable debt securities as required by agreements governing our debt facilities.

Investing Activities

Encore at Wynn Las Vegas

On April 28, 2006, we commenced construction of Encore adjacent to Wynn Las Vegas. We expect to open Encore to the public in December 2008. Design and construction is progressing as expected. Current construction activities in the various project sections since groundbreaking include the following:

•	The concrete floor slabs and structural steel are complete for the hotel tower and the low-rise casino;

•	Exterior glass installation is 100% complete and the tower’s illuminated “Encore” sign is operational;

•	Furniture and equipment installation is in progress;

•	Drywall is 95% complete in the convention area, 50% complete in the casino, 50% complete at the spa level, and 85% in the back of house area; and

•	Taxi and valet tunnels are complete and exterior enclosure of the entire low rise is 60% complete.

Our project budget is currently estimated at approximately $2.2 billion for Encore and related capital improvements. The project is being funded from our existing Credit Facilities, remaining proceeds from the First Mortgage Notes and operating cash flow from Wynn Las Vegas. To the extent additional funds are required, we will provide these amounts with additional debt and equity contributions from Wynn Resorts or additional indebtedness to be incurred by Wynn Las Vegas.

On February 27, 2007, we entered into a Design Build Architectural, Engineering and Construction Services Agreement (the “Contract”) with Tutor-Saliba Corporation (“Tutor”) for the design and construction of Encore. The Contract sets forth all of the terms and conditions pursuant to which Tutor is designing and constructing Encore. In June 2007, we executed the first amendment to the Contract which set the guaranteed maximum price for work under the Contract at $1.3 billion. In connection with the execution and delivery of the Contract, Tutor and the Ronald N. Tutor Separate Trust (the “Trust”) have entered into and consented to a Net Worth Agreement pursuant to which (x) the Trust agreed that it will retain its current majority holdings of Tutor and (y) the Trust and Tutor agreed that during the term of the Contract, Tutor will maintain (i) net worth of at least $100 million, and (ii) liquid assets of at least $50 million.

As of March 31, 2008, we incurred approximately $1.2 billion of project costs related to the development and construction of Encore and related capital improvements.

The ongoing costs of Encore will be paid with funds from the following sources and in the following order of priority:

•	First, by using agreed amounts of excess cash flow from the operations of Wynn Las Vegas;

•	Second, by using the proceeds of borrowings under the Wynn Las Vegas Credit Facilities; and

•	Third, by using the funds from the completion guarantee deposit account.

Wynn Las Vegas

In response to our evaluation of Wynn Las Vegas and the reaction of our guests, we continue to make certain enhancements and refinements to the property. As a result, we have incurred and will continue to incur capital expenditures relating to these enhancements and refinements. Under the terms of the Wynn Las Vegas Credit Facilities, we are permitted to make up to $272.1 million of capital expenditures in 2008, of which we have expended approximately $10 million through March 31, 2008. The spending limit may be increased to the extent funds are contributed to Wynn Las Vegas by Wynn Resorts, Limited.

Financing Activities

Wynn Las Vegas and Encore

As of March 31, 2008, our Credit Facilities consisted of a $900 million revolving credit facility (the “Revolver”) and a $225 million term loan facility (the “Term Loan”). For borrowings under the Term Loan we have elected, and expect to continue to elect, Eurodollar loans which bear interest at 1-month LIBOR and include a margin of 1.875% on that outstanding balance. We have a $200 million notional amount interest rate swap to essentially fix the interest on $200 million of this Term Loan. (For further information, see Item 3. “Quantitative and Qualitative Discussions about Market Risk”.)

During the three months ended March 31, 2008, we borrowed $125 million under the Revolver. We also have $16.7 million of outstanding letters of credit that reduce our availability under the Revolver. Consequently, $758.3 million remains available under the Revolver for future borrowings for the construction of Encore or for other uses as necessary. For borrowings under the Revolver, we have elected, and expect to continue to elect, Eurodollar loans, which bear interest at 1-month LIBOR and currently include a margin of 1.625% on the outstanding balance. After opening Encore, the margin will fluctuate between a range of 1.0% to 1.75%, depending on our leverage ratio. In addition to interest, we also pay quarterly in arrears, an annual rate of 0.375% on the daily average of unborrowed availability under the Revolver. After the opening of Encore, the annual fee that we will be required to pay for unborrowed availability under the Revolver will be based on our leverage ratio and will range from an annual rate of 0.25% to 0.50%.

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

Contractual Obligations and Off-Balance Sheet Arrangements

There have been no material changes during the quarter to our contractual obligations or off-balance sheet arrangements as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

Critical Accounting Policies and Estimates

A description of our critical accounting policies is included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2007. Other than some additional information related to the allowance for estimated doubtful accounts receivable below, there have been no material change to these policies for the three months ended March 31, 2008.

Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. This statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements under other accounting pronouncements that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurements. This statement is effective for fiscal years beginning after November 15, 2007. The adoption of this statement did not have a material impact our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value, with unrealized gains and losses related to these financial instruments reported in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The adoption of this statement did not have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations.” SFAS No. 141 (revised) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and noncontrolling interest in the acquiree and the goodwill acquired. The revision is intended to simplify existing guidance and converge rulemaking under U.S. GAAP with international accounting rules. This statement applies prospectively to business combinations where the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of SFAS No. 141 (revised) is not expected to have a material impact on our financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51.” This statement establishes accounting and reporting standards for ownership interest in subsidiaries held by parties other than the parent and for the deconsolidation of a subsidiary. It also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 changes the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amount attributable to both the parent and the noncontrolling interests. The statement also establishes reporting requirements that provide sufficient disclosure that clearly identify and distinguish between the interest of the parent and those of the noncontrolling owners. This statement is effective for fiscal years beginning on or after December 15, 2008. The adoption of SFAS No. 160 is not expected to have a material impact on our financial position, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133”. SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. This statement is effective for fiscal years beginning after November 15, 2008. SFAS No. 161 is not expected to have a material impact on our financial position, results of operations or cash flows.

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

As of March 31, 2008, we have one interest rate swap arrangement to hedge the underlying interest rate risk on a total of $200 million of borrowings under the Term Loan, which bears interest at LIBOR plus 1.875%. Under this interest rate swap arrangement, we receive payments at a variable rate of LIBOR and pay a fixed rate of 3.793% on the $200 million notional amount which expires on December 31, 2008. Although this interest rate swap is highly effective economically in fixing the interest rate on this borrowing under the Term Loan at approximately 5.7%, changes in fair value of our interest rate swap for each reporting period are, and will continue to be, recorded as an increase/(decrease) in swap fair value in our Condensed Consolidated Statements of Operations, as the swap does not qualify for hedge accounting.

Summary of Historical Fair Values

As of March 31, 2008 and December 31, 2007, our interest rate swap had an approximate liability fair value of $2.2 million and an asset fair value of $0.4 million, respectively. The fair value approximates the amount the Company would pay/receive if this contract were settled at the valuation date. Fair value is estimated based upon current, and predictions of future, interest rate levels along a yield curve, the remaining duration of the instruments and other market conditions, and therefore, is subject to significant estimation and a high degree of variability of fluctuation between periods.

Interest Rate Sensitivity

As of March 31, 2008, approximately 91% of our long-term debt was based on fixed rates, including the notional amount related to our interest rate swap. Based on our borrowings as of March 31, 2008, an assumed 1% change in variable rates would cause our annual interest cost to change by $1.8 million.

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

Part II - OTHER INFORMATION

Item IA. Risk Factors

A description of our risk factors can be found in Item IA of our Annual Report on Form 10-K for the year ended December 31, 2007. There were no material changes to those risk factors during the three months ended March 31, 2008.

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

Item 6. Exhibits

(a) Exhibits

EXHIBIT INDEX

Exhibit No.	Description
3.1	Second Amended and Restated Articles of Organization of Wynn Las Vegas, LLC. (1)

3.2	Second Amended and Restated Operating Agreement of Wynn Las Vegas, LLC. (1)

10.1	Employement Agreement, dated as of March 3, 2008, by and between Wynn Las Vegas, LLC, and David Sisk (2)

*31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a – 14(a) and Rule 15d – 14(a).

*31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a – 14(a) and Rule 15d – 14(a).

*32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350.

*	Filed herewith.
(1)	Previously filed with the Registration Statement on Form S-4 filed by the Registrant on April 13, 2005 (File No. 333-124052) and incorporated herein by reference.

(2)	Previously filed with the Current Report on Form 8-K filed by the Registrant on March 4, 2008 and incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WYNN LAS VEGAS

Dated: May 9, 2008	By:	/s/ DAVID SISK
David Sisk
Executive Vice President and Chief Financial Officer (Principal Financial Officer)