Form 10-Q
period 2008-06-30
WYNN LAS VEGAS LLC
filed 2008-08-08
CIK 1180638

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Wynn Resorts Holdings, LLC owns all of the membership interests of the Registrant as of August 8, 2008.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands)

(unaudited)

	June 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$62,726	$146,521
Receivables, net	94,768	135,132
Inventories	63,300	58,612
Prepaid expenses and other	21,035	20,124

Total current assets	241,829	360,389
Restricted cash and investments	31,495	31,052
Note receivable from Wynn Resorts, Limited.	91,379	88,379
Property and equipment, net	3,493,003	3,031,403
Intangible assets, net	17,881	25,525
Deferred financing costs, net	37,818	41,536
Deposits and other assets	83,579	63,895
Investment in unconsolidated affiliates	4,526	5,077

Total assets	$4,001,510	$3,647,256

LIABILITIES AND MEMBER’S EQUITY
Current liabilities:
Current portion of long-term debt	$1,050	$1,050
Accounts payable	30,946	28,856
Accrued interest	10,670	10,816
Accrued compensation and benefits	40,437	45,728
Other accrued expenses	20,436	22,370
Customer deposits and other liabilities	61,458	88,299
Due to affiliates, net	82,495	40,514

Total current liabilities	247,492	237,633
Long-term debt	2,315,000	1,954,084
Due to affiliates, net	83,308	79,401
Other	—	1,118

Total liabilities	2,645,800	2,272,236

Commitments and contingencies (Note 9)

Member’s equity:
Contributed capital	1,466,328	1,461,949
Accumulated deficit	(110,618)	(86,929)

Total member’s equity	1,355,710	1,375,020

Total liabilities and member’s equity	$4,001,510	$3,647,256

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Operating revenues:
Casino	$120,664	$159,388	$245,798	$332,481
Rooms	72,140	74,449	142,703	147,387
Food and beverage	84,295	82,143	161,480	159,490
Entertainment, retail and other	55,462	54,610	109,317	99,550

Gross revenues	332,561	370,590	659,298	738,908
Less: promotional allowances	(37,093)	(35,409)	(76,229)	(72,793)

Net revenues	295,468	335,181	583,069	666,115

Operating costs and expenses:
Casino	61,281	65,116	129,831	137,331
Rooms	19,327	19,242	38,409	38,448
Food and beverage	50,575	50,430	97,435	98,968
Entertainment, retail and other	35,963	37,022	73,496	69,106
General and administrative	52,098	49,648	103,055	101,099
Provision for doubtful accounts.	3,258	7,641	7,132	12,632
Management fees	4,431	5,038	8,745	10,022
Pre-opening costs	6,832	818	12,143	2,351
Depreciation and amortization	40,794	36,517	80,274	72,587
Property charges and other	566	597	21,079	1,701

Total operating costs and expenses	275,125	272,069	571,599	544,245

Equity in income (loss) from unconsolidated affiliates	(44)	308	237	564

Operating income	20,299	63,420	11,707	122,434

Other income (expense):
Interest income	1,830	3,550	3,988	7,642
Interest expense, net of capitalized interest	(18,135)	(22,027)	(37,827)	(46,405)
Increase (decrease) in swap fair value	1,084	411	(1,557)	(588)
Loss on extinguishment of debt	—	—	—	(157)

Other income (expense), net	(15,221)	(18,066)	(35,396)	(39,508)

Net income (loss)	$5,078	$45,354	$(23,689)	$82,926

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net (loss) income	$(23,689)	$82,926
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	80,274	72,587
Stock-based compensation	4,379	4,388
Loss from extinguishment of debt	—	157
Amortization and writeoff of deferred financing costs and other	5,369	5,195
Equity in income from unconsolidated affiliates, net of distributions	551	663
Provision for doubtful accounts	7,132	12,632
Property charges and other	21,079	1,701
Decrease in swap fair value	1,557	588
Increase (decrease) in cash from changes in:
Receivables	30,232	16,399
Inventories and prepaid expenses and other	(6,187)	(3,775)
Accounts payable and accrued expenses	(34,381)	(20,325)
Due to affiliates, net	11,443	(265)

Net cash provided by operating activities	97,759	172,871

Cash flows from investing activities:
Capital expenditures, net of construction payables and retention	(516,158)	(255,539)
Restricted cash and investments	(443)	156,917
Deposits and purchase of other assets	(23,462)	(20,910)
Due to affiliates, net	(1,640)	2,578

Net cash used in investing activities	(541,703)	(116,954)

Cash flows from financing activities:
Principal payments on long-term debt	(700)	(127,751)
Proceeds from issuance of long-term debt	361,000	42,000
Payments of deferred financing costs	(151)	—

Net cash provided by (used in) financing activities	360,149	(85,751)

Cash and cash equivalents:
Decrease in cash and cash equivalents	(83,795)	(29,834)
Balance, beginning of year	146,521	93,820

Balance, end of year	$62,726	$63,986

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization and Basis of Presentation

Organization

Wynn Las Vegas, LLC was formed on April 17, 2001 as a Nevada limited liability company. Unless the context otherwise requires, all references herein to the “Company” refer to Wynn Las Vegas, LLC, a Nevada limited liability company and its consolidated subsidiaries. The sole member of the Company is Wynn Resorts Holdings, LLC (“Holdings”). The sole member of Holdings is Wynn Resorts, Limited (“Wynn Resorts”). The Company was organized primarily to develop 240 acres on or near the Las Vegas Strip, including Wynn Las Vegas and Encore at Wynn Las Vegas and related amenities. Wynn Las Vegas opened on April 28, 2005.

Wynn Las Vegas Capital Corp. (“Wynn Capital”) is a wholly owned subsidiary of the Company incorporated on June 3, 2002, solely for the purpose of obtaining financing for Wynn Las Vegas. Wynn Capital is authorized to issue 2,000 shares of common stock, par value $0.01. At June 30, 2008, the Company owned the one share that was issued and outstanding. Wynn Capital has no significant net assets or operating activity. Its sole function is to serve as the co-issuer of the first mortgage notes described below. Wynn Las Vegas, LLC and Wynn Capital together are hereinafter referred to as the “Issuers”.

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

The accompanying condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results for the interim periods have been made. The results for the three and six months ended June 30, 2008 are not necessarily indicative of results to be expected for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

2. Summary of Significant Accounting Policies

Accounts Receivable and Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of casino accounts receivable. The Company issues credit in the form of “markers” to approved casino customers following investigations of creditworthiness. As of June 30, 2008 and December 31, 2007, approximately 61% and 53% respectively, of the Company’s markers were due from customers residing in

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

foreign countries, primarily in Asia. Business or economic conditions or other significant events in these countries could affect the collectibility of such receivables.

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

The retail value of accommodations, food and beverage, and other services furnished to guests without charge is included in gross revenue and then deducted as promotional allowances. The estimated cost of providing such promotional allowances is primarily included in casino expenses as follows (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Rooms	$6,554	$6,106	$13,000	$11,984
Food & beverage	12,285	11,776	26,602	25,797
Entertainment, retail and other	1,969	1,881	4,259	3,944

Total	$20,808	$19,763	$43,861	$41,725

Advertising Costs

The Company expenses advertising costs the first time the advertising takes place. Advertising cost incurred during development periods are included in pre-opening costs. Once a project is complete, advertising costs are

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

included in general and administrative expenses. For the three months ended June 30, 2008 and 2007, advertising costs totaled approximately $5.4 million and $4.8 million, respectively. For the six months ended June 30, 2008 and 2007, advertising costs totaled approximately $11.9 million and $11.3 million, respectively.

Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”. This statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements under other accounting pronouncements that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurements. In February 2008, the FASB issued FASB Staff Position FAS 157-2, which defers the effective date of SFAS 157 for non-financial assets and liabilities that are recognized or disclosed at fair value in the entity’s financial statements on a recurring basis to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. The Company partially adopted the provisions of SFAS 157 effective January 1, 2008 and expects to adopt the remaining provisions of SFAS 157 on January 1, 2009. The adoption of this statement did not have a material impact the Company’s consolidated financial statements.

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

3. Supplemental Disclosure of Cash Flow Information

Interest paid for the six months ended June 30, 2008 and 2007, respectively, totaled approximately $68.1 million and $53.6 million. Interest capitalized for the six months ended June 30, 2008 and 2007 totaled approximately $34.9 million and $10.6 million, respectively.

During the six months ended June 30, 2008 and 2007, capital expenditures include an increase of approximately $23.7 million and $35.1 million, respectively, in construction payables and retention recorded through amounts due to affiliates.

4. Receivables, net

Receivables, net consisted of the following (amounts in thousands):

	June 30, 2008	December 31, 2007
Casino	$126,047	$161,913
Hotel	16,866	15,317
Other	8,875	8,506

	151,788	185,736
Less: allowance for doubtful accounts	(57,020)	(50,604)

	$94,768	$135,132

5. Property and Equipment, net

Property and equipment, net consisted of the following (amounts in thousands):

	June 30, 2008	December 31, 2007
Land and improvements	$603,838	$603,838
Buildings and improvements	1,210,956	1,209,562
Airplane	44,254	44,254
Furniture, fixtures and equipment	684,231	655,754
Construction in progress	1,369,278	865,130

	3,912,557	3,378,538
Less: accumulated depreciation	(419,554)	(347,135)

	$3,493,003	$3,031,403

As of June 30, 2008 and December 31, 2007, construction in progress includes costs capitalized in conjunction with Encore.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

6. Long-Term Debt

Long-term debt consisted of the following (amounts in thousands):

	June 30, 2008	December 31, 2007
6 5/8% First Mortgage Notes, due December 1, 2014, net of original issue discount of $10,200 and $10,816, respectively	$1,689,800	$1,689,184
$900 million Revolving Credit Facility; due August 15, 2011; interest at LIBOR plus 1.625%	361,000	—
$225 million Term Loan Facility; $112.5 million due September 30, 2012 with the remaining $112.5 million due August 15, 2013; interest at LIBOR plus 1.875%	225,000	225,000
$42 million Note Payable; due April 1, 2017; interest at LIBOR plus 1.25%	40,250	40,950

	2,316,050	1,955,134
Current portion of long-term debt	(1,050)	(1,050)

	$2,315,000	$1,954,084

Debt Covenant Compliance

As of June 30, 2008, management believes the Company was in compliance with all debt covenants.

7. Related Party Transactions, net

Note Receivable from Wynn Resorts, Limited

On August 15, 2005, the Company loaned $80 million to Wynn Resorts who then loaned those funds through its subsidiaries to Wynn Macau, S.A. as part of the financing of Wynn Macau, Wynn Resorts’ casino resort facility in the Macau Special Administrative Region of the People’s Republic of China (“Macau”). Interest accrues at 7.5% per annum and the note matures on August 15, 2012. Included in the balances as of June 30, 2008 and December 31, 2007, was approximately $11.4 and $8.4 million, respectively, of accrued interest receivable. In November 2006, Wynn Macau paid all amounts due to Wynn Resorts. In July 2008, Wynn Resorts paid all amounts due to Wynn Las Vegas.

Amounts Due to Affiliates, net

As of June 30, 2008, the Company’s net due to affiliates was primarily comprised of construction payables of approximately $69.8 million, construction retention of approximately $61.1 million, a management fee of approximately $56.1 million (equal to 1.5% of net revenues and payable upon meeting certain leverage ratios specified in the documents governing the Company’s Credit Facilities), and other net amounts receivable from affiliates totaling $21.2 million (including corporate allocations discussed below).

As of December 31, 2007, the Company’s net due to affiliates was primarily comprised of construction payables of approximately $65.7 million, construction retention of approximately $41.6 million, a management fee of approximately $47.4 million (equal to 1.5% of net revenues and payable upon meeting certain leverage ratios specified in the documents governing the Company’s Credit Facilities), and other net amounts receivable from affiliates totaling $35.2 million (including corporate allocations discussed below).

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

Corporate Allocations

The accompanying condensed consolidated statements of operations include allocations from Wynn Resorts for legal, accounting, human resource, information services, real estate, and other corporate support services. The corporate support service allocations have been determined on a basis that Wynn Resorts and the Company consider to be reasonable estimates of the utilization of service provided or the benefit received by the Company. The Company settles corporate allocation charges with Wynn Resorts on a periodic basis as discussed in “Amounts Due to Affiliates, Net” above. During the three months ended June 30, 2008 and 2007, approximately $5 million and $5.5 million, respectively, was charged to Wynn Las Vegas for such corporate allocations. During the six months ended June 30, 2008 and 2007, approximately $9 million and $10.8 million, respectively, was charged to Wynn Las Vegas for such corporate allocations. Wynn Resorts maintains corporate offices at Wynn Las Vegas without charge from the Company.

Amounts Due to Officers, net

The Company periodically provides services to Stephen A. Wynn, Chairman of the Board, Chief Executive Officer and one of the principal stockholders of Wynn Resorts (“Mr. Wynn”), and certain other executive officers of Wynn Resorts, including household services, construction work and other personal services. The cost of these services is transferred to Wynn Resorts on a periodic basis. Mr. Wynn and these other officers have amounts on deposit with Wynn Resorts to prepay any such items, which deposits are replenished on an ongoing basis as needed. As of June 30, 2008 and December 31, 2007, Wynn Resorts owed Mr. Wynn and the other officers $165,783 and $357,145, respectively.

Villa Suite Lease

Effective July 1, 2005, Mr. Wynn and his wife, Elaine P. Wynn (“Mrs. Wynn”), who is also a director of Wynn Resorts, lease from year to year a villa suite in the Wynn Las Vegas resort as their personal residence. Rent is determined by the Audit Committee of the Board of Directors of Wynn Resorts (the “Audit Committee”), and is based on the fair market value of the use of the suite accommodations. Based on third-party appraisals, the Audit Committee determined the rent for each year in the three-year period commencing July 1, 2005 and ended June 30, 2008 to be $580,000. Certain services for, and maintenance of, the suite are included in the rental. For the two year period commencing July 1, 2008 and ending June 30, 2010, based on a third-party appraisal and a reduction in housekeeping services to be provided, the Audit Committee determined the rent for each year will be $520,000.

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

8. Property Charges and Other

Property charges and other for the three months ended June 30, 2008 and 2007 were $0.6 million for each period. Property charges and other for the six months ended June 30, 2008 and 2007 were $21.1 million and $1.7 million, respectively. Property charges generally include costs related to the retirement of assets for remodels and asset abandonments. Property charges and other for the six months ended June 30, 2008 include $17.8 million of costs associated with Spamalot at Wynn Las Vegas which closed in July 2008. The costs included the production rights that were included in intangible assets, show production costs that were included in other assets and certain other property and equipment. In March 2008, the Company, together with the producers, elected to end the show’s run at Wynn Las Vegas in July 2008, pursuant to their contract. The remaining property charges were related to miscellaneous renovations and abandonments. Property charges for the three months ended June 30, 2007 were related to renovations to portions of the Le Rêve Theater.

9. Commitments and Contingencies

Encore

Encore will include a 2,034 all-suite hotel tower, an approximately 72,000 square foot casino, additional convention and meeting space, as well as restaurants, a nightclub, swimming pools, a spa and salon and retail outlets. The Company commenced construction of Encore on April 28, 2006 and expects to open it to the public in December 2008.

The project budget is approximately $2.3 billion for Encore and related capital improvements. The project is being funded from the Company’s existing Credit Facilities and operating cash flow from Wynn Las Vegas. To the extent additional funds are required, the Company will provide these amounts with additional debt and equity contributions by Wynn Resorts or additional indebtedness to be incurred by Wynn Las Vegas.

On February 27, 2007, the Company entered into a Design Build Architectural, Engineering and Construction Services Agreement (the “Contract”) with Tutor-Saliba Corporation (“Tutor”) for the design and

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

construction of Encore. The Contract sets forth all of the terms and conditions pursuant to which Tutor is designing and constructing Encore. In June 2007, the Company executed the first amendment to the Contract which set the guaranteed maximum price for work under the Contract at $1.3 billion. Subsequent change orders bring the current guaranteed maximum price to $1.4 billion. In connection with the execution and delivery of the Contract, Tutor and the Ronald N. Tutor Separate Trust (the “Trust”) have entered into and consented to a Net Worth Agreement pursuant to which (x) the Trust agreed that it will retain its current majority holdings of Tutor and (y) the Trust and Tutor agreed that during the term of the Contract, Tutor will maintain (i) net worth of at least $100 million, and (ii) liquid assets of at least $50 million.

Through June 30, 2008, the Company incurred approximately $1.5 billion of project costs related to the development and construction of Encore and related capital improvements.

Litigation

The Company does not have any material litigation as of June 30, 2008.

Sales and use tax on complimentary meals

In March, 2008, the Nevada Supreme Court ruled, in the matter captioned Sparks Nugget, Inc. vs. State ex rel. Department of Taxation, that food and non-alcoholic beverages purchased for use in providing complimentary meals to customers and to employees was exempt from sales and use tax. In July, 2008, the Court denied the State’s motion for rehearing. Through April 2008, Wynn Las Vegas paid use tax on these items and has filed for refunds for the periods from April 2005 to April 2008. The amount subject to these refunds is approximately $5.4 million. As of June 30, 2008, the Company had not recorded a receivable related to this matter.

10. Consolidating Financial Information of Guarantors and Issuers

The following consolidating information relates to the Issuers of the First Mortgage Notes and their guarantor subsidiaries (World Travel, LLC; Las Vegas Jet, LLC; Wynn Show Performers, LLC; Wynn Golf, LLC; Kevyn, LLC; and Wynn Sunrise, LLC) and non-guarantor subsidiary (Wynn Completion Guarantor, LLC) as of June 30, 2008 and December 31, 2007, and for the three and six months ended June 30, 2008 and 2007.

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

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION

AS OF JUNE 30, 2008

(amounts in thousands)

(unaudited)

	Issuers	Guarantor Subsidiaries	Nonguarantor Subsidiary	Eliminating Entries	Total
ASSETS
Current assets:
Cash and cash equivalents	$62,726	$—	$—	$—	$62,726
Receivables, net	94,768	—	—	—	94,768
Inventories	63,300	—	—	—	63,300
Prepaid expenses and other	21,035	—	—	—	21,035

Total current assets	241,829	—	—	—	241,829
Restricted cash and investments	—	—	31,495	—	31,495
Note receivable from Wynn Resorts, Limited	91,379	—	—	—	91,379
Property and equipment, net	3,289,374	203,629	—	—	3,493,003
Intangible assets, net	11,737	6,144	—	—	17,881
Deferred financing costs, net	37,818	—	—	—	37,818
Deposits and other assets	79,015	4,564	—	—	83,579
Investment in unconsolidated affiliates	(4,293)	4,526	—	4,293	4,526

Total assets	$3,746,859	$218,863	$31,495	$4,293	$4,001,510

LIABILITIES AND MEMBER’S EQUITY
Current liabilities:
Current portion of long-term debt	$—	$1,050	$—	$—	$1,050
Accounts payable	30,815	131	—	—	30,946
Accrued interest	10,670	—	—	—	10,670
Accrued compensation and benefits	38,882	1,555	—	—	40,437
Other accrued expenses	20,421	15	—	—	20,436
Customer deposits and other liabilities	61,458	—	—	—	61,458
Due to affiliates, net	(106,422)	188,917	—	—	82,495

Total current liabilities	55,824	191,668	—	—	247,492
Long-term debt	2,275,800	39,200	—	—	2,315,000
Due to affiliates, net	59,525	—	23,783	—	83,308
Other	—	—	—	—	—

Total liabilities	2,391,149	230,868	23,783	—	2,645,800

Commitments and contingencies

Member’s equity:
Contributed capital	1,466,328	12,530	—	(12,530)	1,466,328
Accumulated earnings (deficit)	(110,618)	(24,535)	7,712	16,823	(110,618)

Total member’s equity	1,355,710	(12,005)	7,712	4,293	1,355,710

Total liabilities and member’s equity	$3,746,859	$218,863	$31,495	$4,293	$4,001,510

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

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

THREE MONTHS ENDED JUNE 30, 2008

(amounts in thousands)

(unaudited)

	Issuers	Guarantor Subsidiaries	Nonguarantor Subsidiary	Eliminating Entries	Total
Operating revenues:
Casino	$120,664	$—	$—	$—	$120,664
Rooms	72,140	—	—	—	72,140
Food and beverage	84,295	—	—	—	84,295
Entertainment, retail and other	55,418	—	—	44	55,462

Gross revenues	332,517	—	—	44	332,561
Less: promotional allowances	(37,093)	—	—	—	(37,093)

Net revenues	295,424	—	—	44	295,468

Operating costs and expenses:
Casino	61,281	—	—	—	61,281
Rooms	19,327	—	—	—	19,327
Food and beverage	50,575	—	—	—	50,575
Entertainment, retail and other	35,963	—	—	—	35,963
General and administrative	52,506	(452)	—	44	52,098
Provision for doubtful accounts	3,258	—	—	—	3,258
Management fees	4,431	—	—	—	4,431
Pre-opening costs	6,832	—	—	—	6,832
Depreciation and amortization	39,679	1,115	—	—	40,794
Property charges and other	563	3	—	—	566

Total operating costs and expenses	274,415	666	—	44	275,125

Equity in income (loss) from unconsolidated affiliates	(961)	(44)	—	961	(44)

Operating income (loss)	20,048	(710)	—	961	20,299

Other income (expense):
Interest income	1,657	—	173	—	1,830
Interest expense, net of capitalized interest	(17,711)	(424)	—	—	(18,135)
Increase in swap fair value	1,084	—	—	—	1,084

Other income (expense), net	(14,970)	(424)	173	—	(15,221)

Net income (loss)	$5,078	$(1,134)	$173	$961	$5,078

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

THREE MONTHS ENDED JUNE 30, 2007

(amounts in thousands)

(unaudited)

	Issuers	Guarantor Subsidiaries	Nonguarantor Subsidiary	Eliminating Entries	Total
Operating revenues:
Casino	$159,388	$—	$—	$—	$159,388
Rooms	74,449	—	—	—	74,449
Food and beverage	82,143	—	—	—	82,143
Entertainment, retail and other	54,918	—	—	(308)	54,610

Gross revenues	370,898	—	—	(308)	370,590
Less: promotional allowances	(35,409)	—	—	—	(35,409)

Net revenues	335,489	—	—	(308)	335,181

Operating costs and expenses:
Casino	65,116	—	—	—	65,116
Rooms	19,242	—	—	—	19,242
Food and beverage	50,430	—	—	—	50,430
Entertainment, retail and other	37,022	—	—	—	37,022
General and administrative	50,307	(351)	—	(308)	49,648
Provision for doubtful accounts	7,641	—	—	—	7,641
Management fees	5,038	—	—	—	5,038
Pre-opening costs	818	—	—	—	818
Depreciation and amortization	35,292	1,225	—	—	36,517
Property charges and other	597	—	—	—	597

Total operating costs and expenses	271,503	874	—	(308)	272,069

Equity in income (loss) from unconsolidated affiliates	(818)	308	—	818	308

Operating income (loss)	63,168	(566)	—	818	63,420

Other income (expense):
Interest income	3,096	—	454	—	3,550
Interest expense, net of capitalized interest	(21,321)	(706)	—	—	(22,027)
Increase in swap fair value	411	—	—	—	411
Loss from extinguishment of debt	—	—	—	—	—

Other income (expense), net	(17,814)	(706)	454	—	(18,066)

Net income (loss)	$45,354	$(1,272)	$454	$818	$45,354

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

SIX MONTHS ENDED JUNE 30, 2008

(amounts in thousands)

(unaudited)

	Issuers	Guarantor Subsidiaries	Nonguarantor Subsidiary	Eliminating Entries	Total
Operating revenues:
Casino	$245,798	$—	$—	$—	$245,798
Rooms	142,703	—	—	—	142,703
Food and beverage	161,480	—	—	—	161,480
Entertainment, retail and other	109,554	—	—	(237)	109,317

Gross revenues	659,535	—	—	(237)	659,298
Less: promotional allowances	(76,229)	—	—	—	(76,229)

Net revenues	583,306	—	—	(237)	583,069

Operating costs and expenses:
Casino	129,831	—	—	—	129,831
Rooms	38,409	—	—	—	38,409
Food and beverage	97,435	—	—	—	97,435
Entertainment, retail and other	73,496	—	—	—	73,496
General and administrative	103,769	(477)	—	(237)	103,055
Provision for doubtful accounts	7,132	—	—	—	7,132
Management fees	8,745	—	—	—	8,745
Pre-opening costs	12,143	—	—	—	12,143
Depreciation and amortization	78,047	2,227	—	—	80,274
Property charges and other	21,074	5	—	—	21,079

Total operating costs and expenses	570,081	1,755	—	(237)	571,599

Equity in income (loss) from unconsolidated affiliates	(2,120)	237	—	2,120	237

Operating income (loss)	11,105	(1,518)	—	2,120	11,707

Other income (expense):
Interest income	3,545	—	443	—	3,988
Interest expense, net of capitalized interest	(36,782)	(1,045)	—	—	(37,827)
Decrease in swap fair value	(1,557)	—	—	—	(1,557)
Loss from extinguishment of debt	—	—	—	—	—

Other income (expense), net	(34,794)	(1,045)	443	—	(35,396)

Net income (loss)	$(23,689)	$(2,563)	$443	$2,120	$(23,689)

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

SIX MONTHS ENDED JUNE 30, 2007

(amounts in thousands)

(unaudited)

	Issuers	Guarantor Subsidiaries	Nonguarantor Subsidiary	Eliminating Entries	Total
Operating revenues:
Casino	$332,481	$—	$—	$—	$332,481
Rooms	147,387	—	—	—	147,387
Food and beverage	159,490	—	—	—	159,490
Entertainment, retail and other	100,114	—	—	(564)	99,550

Gross revenues	739,472	—	—	(564)	738,908
Less: promotional allowances	(72,793)	—	—	—	(72,793)

Net revenues	666,679	—	—	(564)	666,115

Operating costs and expenses:
Casino	137,331	—	—	—	137,331
Rooms	38,448	—	—	—	38,448
Food and beverage	98,968	—	—	—	98,968
Entertainment, retail and other	69,106	—	—	—	69,106
General and administrative	102,461	(798)	—	(564)	101,099
Provision for doubtful accounts	12,632	—	—	—	12,632
Management fees	10,022	—	—	—	10,022
Pre-opening costs	2,351	—	—	—	2,351
Depreciation and amortization	69,564	3,023	—	—	72,587
Property charges and other	1,701	—	—	—	1,701

Total operating costs and expenses	542,584	2,225	—	(564)	544,245
Equity in income (loss) from unconsolidated affiliates	(2,118)	564	—	2,118	564

Operating income (loss)	121,977	(1,661)	—	2,118	122,434

Other income (expense):
Interest income	6,486	—	1,156	—	7,642
Interest expense, net of capitalized interest	(44,949)	(1,456)	—	—	(46,405)
Decrease in swap fair value	(588)	—	—	—	(588)
Loss from extinguishment of debt	—	(157)	—	—	(157)

Other income (expense), net	(39,051)	(1,613)	1,156	—	(39,508)

Net income (loss)	$82,926	$(3,274)	$1,156	$2,118	$82,926

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS INFORMATION

SIX MONTHS ENDED JUNE 30, 2008

(amounts in thousands)

(unaudited)

	Issuers	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminating Entries	Total
Cash flows from operating activities:
Net income (loss)	$(23,689)	$(2,563)	$443	$2,120	$(23,689)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	78,047	2,227	—	—	80,274
Stock-based compensation	4,379	—	—	—	4,379
Amortization and writeoff of deferred financing costs and other	5,369	—	—	—	5,369
Equity in income (loss) from unconsolidated affiliates, net of distributions	2,120	551	—	(2,120)	551
Provision for doubtful accounts	7,132	—	—	—	7,132
Property charges and other	21,074	5	—	—	21,079
Decrease in swap fair value	1,557	—	—	—	1,557
Increase (decrease) in cash from changes in:
Receivables	30,194	38	—	—	30,232
Inventories and prepaid expenses and other .	(6,355)	168	—	—	(6,187)
Accounts payable, accrued expenses and other	(34,803)	422	—	—	(34,381)
Due to affiliates, net	11,376	67	—	—	11,443

Net cash provided by operating activities	96,401	915	443	—	97,759

Cash flows from investing activities:
Capital expenditures, net of construction payables and retentions	(516,249)	91	—	—	(516,158)
Restricted cash and investments .	—	—	(443)	—	(443)
Deposits and purchase of other assets	(23,462)	—	—	—	(23,462)
Due to affiliates, net	(1,369)	(271)	—	—	(1,640)

Net cash used in investing activities	(541,080)	(180)	(443)	—	(541,703)

Cash flows from financing activities:
Principal payments on long-term debt	—	(700)	—	—	(700)
Proceeds from issuance of long-term debt	361,000	—	—	—	361,000
Payments of deferred financing costs	(151)	—	—	—	(151)

Net cash provided by (used in) financing activities	360,849	(700)	—	—	360,149

Cash and cash equivalents:
Increase (decrease) in cash and cash equivalents	(83,830)	35	—	—	(83,795)
Balance, beginning of year	146,556	(35)	—	—	146,521

Balance, end of year	$62,726	$—	$—	$—	$62,726

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS INFORMATION

SIX MONTHS ENDED JUNE 30, 2007

(amounts in thousands)

(unaudited)

	Issuers	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminating Entries	Total
Cash flows from operating activities:
Net income (loss)	$82,926	$(3,274)	$1,156	$2,118	$82,926
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	69,564	3,023	—	—	72,587
Stock-based compensation	4,388	—	—	—	4,388
Loss from extinguishment of debt	—	157	—	—	157
Amortization and writeoff of deferred financing costs and other	5,182	13	—	—	5,195
Equity in (income) loss from unconsolidated affiliates, net of distributions	2,118	663	—	(2,118)	663
Provision for doubtful accounts	12,632	—	—	—	12,632
Property charges and other	1,701	—	—	—	1,701
Increase in swap fair value	588	—	—	—	588
Increase (decrease) in cash from changes in:
Receivables	16,402	(3)	—	—	16,399
Inventories and prepaid expenses and other	(4,173)	398	—	—	(3,775)
Accounts payable, accrued expenses and other	(20,283)	(42)	—	—	(20,325)
Due to affiliates, net	1,517	(1,782)	—	—	(265)

Net cash provided by (used in) operating activities	172,562	(847)	1,156	—	172,871

Cash flows from investing activities:
Capital expenditures, net of construction payables and retention	(248,168)	(7,371)	—	—	(255,539)
Restricted cash and investments	133,298	—	23,619	—	156,917
Deposits and purchase of other assets	(16,303)	(4,607)	—	—	(20,910)
Due to affiliates, net	17,666	9,687	(24,775)	—	2,578

Net cash used in investing activities	(113,507)	(2,291)	(1,156)	—	(116,954)

Cash flows from financing activities:
Principal payments on long-term debt	(88,892)	(38,859)	—	—	(127,751)
Proceeds from issuance of long-term debt	—	42,000	—	—	42,000

Net cash provided by (used in) financing activities	(88,892)	3,141	—	—	(85,751)

Cash and cash equivalents:
Increase (decrease) in cash and cash equivalents	(29,837)	3	—	—	(29,834)
Balance, beginning of year	93,825	(5)	—	—	93,820

Balance, end of year	$63,988	$(2)	$—	$—	$63,986

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

•	Recreation and leisure facilities, including an 18-hole golf course, five swimming pools, private cabanas and full service spa and salon; and

•	A showroom, two nightclubs and lounges.

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

In response to our evaluation of Wynn Las Vegas and the reactions of our guests, we have made enhancements and refinements to the property which continued through June 2008.

Encore at Wynn Las Vegas

We are constructing Encore on approximately 20 acres on the Las Vegas Strip, adjacent to Wynn Las Vegas. Encore includes a 2,034 all-suite hotel tower, an approximately 72,000 square foot casino, additional convention and meeting space, restaurants, a nightclub, swimming pools, a spa and salon and retail outlets. Encore is expected to open in December 2008.

Future Development

The Company owns approximately 147 acres immediately adjacent to both Wynn Las Vegas and Encore, which is currently improved with a golf course. We are in the process of creating a plan for its further development. Conceptual plans at this point in time include additional resorts and a convention center. No construction timeline or budget has been prepared.

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

We recorded net income for the three months ended June 30, 2008 of $5.1 million compared to net income of $45.4 million during the three months ended June 30, 2007. This decrease is primarily due to a $34.9 million decrease in departmental income from the casino department as discussed below and preopening costs related to Encore. For the six months ended June 30, 2008, we recorded a net loss of $23.7 million compared to net income of $82.9 million in the prior year. This decrease is primarily due to a $79.2 million decrease in departmental income from the casino department as explained below, the write-off of production costs and rights associated with Spamalot which closed in July 2008, and pre-opening costs associated with Encore. We also believe that our operating results at Wynn Las Vegas for the three and six months ended June 30, 2008 have been impacted by the weakened United States economy. Disruptions in the housing and stock markets, along with high gas and travel costs have and may continue to adversely impact our financial results.

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

Financial results for the three months ended June 30, 2008 compared to the three months ended June 30, 2007.

Revenues

Net revenues for the three months ended June 30, 2008 are comprised of $120.7 million in casino revenues (40.8% of total net revenues) and $174.8 million of net non-casino revenues (59.2% of total net revenues). Net revenues for the three months ended June 30, 2007 were comprised of $159.4 million in casino revenues (47.6% of total net revenues) and $175.8 million of net non-casino revenues (52.4% of total net revenues).

Casino revenues are comprised of the net win from our table games and slot machine operations. Casino revenues for the three months ended June 30, 2008 of approximately $120.7 million represents a $38.7 million (or 24.3%) decrease from casino revenues of $159.4 million for the three months ended June 30, 2007. During the three months ended June 30, 2008, we experienced a 12.1% decrease in drop and a decrease in the table games win percentage compared to the prior year quarter. Our table games win percentage (before discounts) of 20.4% was below the expected range of 21% to 24% for the three months ended June 30, 2008. For the three months ended June 30, 2007, our table games win percentage (before discounts) was 24.2%. Slot handle at Wynn Las Vegas decreased 12.7% during the three months ended June 30, 2008 as compared to the three months ended June 30, 2007, and the slot win percentage was within the expected range of 4.5% to 5.5%.

For the three months ended June 30, 2008, room revenues were approximately $72.1 million, which represents a $2.3 million (or 3.1%) decrease over the $74.4 million generated in the three months ended June 30, 2007. This decrease is due to a decrease in both occupancy and rate as compared to the prior year. See the table below for key operating measures related to room revenue.

	Three Months Ended June 30,
	2008	2007
Average Daily Rate	$302	$311
Occupancy	96.5%	97.0%
REVPAR	$292	$301

Other non-casino revenues for the three months ended June 30, 2008 include: food and beverage revenues of approximately $84.3 million, retail revenues of approximately $22.1 million, entertainment revenues of approximately $18.9 million, and other revenues from outlets such as the spa and salon, of approximately $14.5 million. Other non-gaming revenues for the three months ended June 30, 2007 included food and beverage revenues of approximately $82.1 million, retail revenues of approximately $22.9 million, entertainment revenues of approximately $18.7 million, and other revenues from outlets, including the spa and salon, of approximately $13 million. In July 2008, the Las Vegas run of Spamalot ended. We have begun the renovation of the theater and in February 2009 it will reopen as the Encore Theater featuring Danny Gans.

Departmental, Administrative and Other Expenses

During the three months ended June 30, 2008, departmental expenses included casino expenses of $61.3 million, rooms expenses of $19.3 million, food and beverage expenses of $50.6 million, and entertainment, retail and other expenses of $36 million. Also included are general and administrative expenses of approximately $52.1 million and approximately $3.3 million charged as a provision for doubtful accounts receivable. During the three months ended June 30, 2007, departmental expenses included casino expenses of $65.1 million, room expenses of $19.2 million, food and beverage expenses of $50.4 million, and entertainment, retail and other expenses of $37 million. Also included are general and administrative expenses of approximately $49.6 million and approximately $7.6 million charged as a provision for doubtful accounts receivable. The provision for doubtful accounts decreased $4.4 million quarter over quarter primarily due to a significant number of collections on fully reserved and substantially reserved casino accounts receivable.

Management fees

Since opening Wynn Las Vegas, management fees payable to Wynn Resorts for certain corporate management services have been charged and accrued at a rate equal to 1.5% of net revenues. These fees will be paid upon meeting certain leverage ratios and satisfying certain other criteria set forth in our Credit Facilities. Management fees were $4.4 million for the quarter ended June 30, 2008, compared to $5 million for the quarter ended June 30, 2007.

Pre-opening costs

Pre-opening costs for the three months ended June 30, 2008 were $6.8 million, compared to $0.8 million for the three months ended June 30, 2007. Pre-opening costs for the three months ended June 30, 2008 were incurred with the development of Encore. We expect that pre-opening costs will increase as the opening of Encore in December 2008 approaches.

Depreciation and amortization

Depreciation and amortization for the three months ended June 30, 2008 was $40.8 million compared to $36.5 million for the three months ended June 30, 2007. This increase is primarily due to a decrease in the estimated lives of certain hotel room furniture, fixtures and equipment due to an anticipated ordinary course room renovation.

Property charges and other

Property charges and other were $0.6 million for each of the three months ended June 30, 2008 and 2007. In response to our evaluation of Wynn Las Vegas and the reactions of our guests, we continue to make enhancements to the property. The costs relating to assets retired as a result of these enhancement and remodel efforts are expensed as property charges.

Other non-operating costs and expenses

Interest income decreased by $1.7 million to $1.8 million for the three months ended June 30, 2008 compared to the three months ended June 30, 2007. This decrease is primarily due to reduced average invested cash balances during the three months ended June 30, 2008 compared to the prior year’s quarter as a result of spending related to the development and construction of Encore and a decrease in the average interest earned on our invested cash balances.

Interest expense was $18.1 million, net of capitalized interest of $19.1 million, for the three months ended June 30, 2008, compared to $22 million, net of capitalized interest of $6.2 million during the three months ended June 30, 2007. Interest expense increased approximately $7.4 million related to the additional $400 million first mortgage notes issued in November 2007 and $2.1 million related to additional borrowings under the Wynn Las Vegas Revolver. This increase was offset by an approximate $12.9 million increase in capitalized interest due to the construction costs of Encore and a decrease in interest on our other borrowings of approximately $0.5 million. Capitalized interest continues to increase with the ongoing borrowings and construction costs related to Encore.

Our interest rate swap is accounted for in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended. The fair value of our interest rate swap is recorded as either an asset or liability. Changes in the fair value of our interest rate swap is recorded as an increase (or decrease) in swap fair value in each period. We recorded a gain of approximately $1.1 million for the three months ended June 30, 2008 resulting from the increase in the fair value of our interest rate swap from March 31, 2008 to June 30, 2008. During the three months ended June 30, 2007 we recorded a gain of $0.4 million resulting from the increase in the fair value of our interest rate swap between March 31, 2007 and June 30, 2007. For further information on our interest rate swaps, see Item 3 – “Quantitative and Qualitative Disclosures about Market Risk.”

Financial results for the six months ended June 30, 2008 compared to the six months ended June 30, 2007.

Revenues

Net revenues for the six months ended June 30, 2008 are comprised of $245.8 million in casino revenues (42.2% of total net revenues) and $337.3 million of net non-casino revenues (57.8% of total net revenues). Net revenues for the six months ended June 30, 2007 were comprised of $332.5 million in casino revenues (49.9% of total net revenues) and $333.6 million of net non-casino revenues (50.1% of total net revenues).

Casino revenues are comprised of the net win from our table games and slot machine operations. Casino revenues for the six months ended June 30, 2008 of approximately $245.8 million represents an $86.7 million (or 26.1%) decrease from casino revenues of $332.5 million for the six months ended June 30, 2007. During the six months ended June 30, 2008, we experienced a 7.7% decrease in drop and a decrease in the table games win percentage compared to the prior year. Our table games win percentage (before discounts) of 20.2% was below the expected range of 21% to 24% for the six months ended June 30, 2008. For the six months ended June 30, 2007, our table games win percentage (before discounts) was 25.9%. Slot handle at Wynn Las Vegas decreased 7.9% during the six months ended June 30, 2008 as compared to the six months ended June 30, 2007, and the slot win percentage was within the expected range of 4.5% to 5.5%.

For the six months ended June 30, 2008, room revenues were approximately $142.7 million, which represents a $4.7 million (or 3.2%) decrease over the $147.4 million generated in the six months ended June 30, 2007. This decrease is due to a decrease in both occupancy and rate as compared to the prior year. See the table below for key operating measures related to room revenue.

	Six months Ended June 30,
	2008	2007
Average Daily Rate	$300	$310
Occupancy	96.2%	96.6%
REVPAR	$289	$300

Other non-casino revenues for the six months ended June 30, 2008 include: food and beverage revenues of approximately $161.5 million, retail revenues of approximately $44.7 million, entertainment revenues of approximately $38.1 million, and other revenues from outlets such as the spa and salon, of approximately $26.5 million. Other non-gaming revenues for the six months ended June 30, 2007 included food and beverage revenues of approximately $159.5 million, retail revenues of approximately $44.3 million, entertainment revenues of approximately $29.6 million, and other revenues from outlets, including the spa and salon, of approximately $25.7 million. Entertainment revenues increased over the prior year due to Spamalot which opened in late March 2007, and a full year of Le Rêve in 2008 versus only five months during the six months ended June 30, 2007, due to a remodeling of the Le Rêve showroom in March 2007. In March 2008, together with the producers, we elected to end Spamalot’s run at Wynn Las Vegas in July 2008, pursuant to the terms of our contract. We have begun a renovation of the theater and in February 2009 it will reopen as the Encore Theater featuring Danny Gans.

Departmental, Administrative and Other Expenses

During the six months ended June 30, 2008, departmental expenses included casino expenses of $129.8 million, rooms expenses of $38.4 million, food and beverage expenses of $97.4 million, and entertainment, retail and other expenses of $73.5 million. Also included are general and administrative expenses of approximately $103.1 million and approximately $7.1 million charged as a provision for doubtful accounts receivable. During the six months ended June 30, 2007, departmental expenses included casino expenses of $137.3 million, room expenses of $38.4 million, food and beverage expenses of $99 million, and entertainment, retail and other expenses of $69.1 million. Also included are general and administrative expenses of approximately $101.1 million and approximately $12.6 million charged as a provision for doubtful accounts receivable. The provision for doubtful accounts for the six months ended June 30, 2008 decreased $5.5 million from the prior year period primarily due to a significant number of collections on fully reserved and substantially reserved casino accounts receivable.

Management fees

Since opening Wynn Las Vegas, management fees payable to Wynn Resorts for certain corporate management services have been charged and accrued at a rate equal to 1.5% of net revenues. These fees will be paid upon meeting certain leverage ratios and satisfying certain other criteria set forth in our Credit Facilities.

Management fees were $8.7 million for the six months ended June 30, 2008, compared to $10 million for the six months ended June 30, 2007.

Pre-opening costs

Pre-opening costs for the six months ended June 30, 2008 were $12.1 million compared to $2.4 million for the six months ended June 30, 2007. Pre-opening costs for the six months ended June 30, 2008 were incurred with the development of Encore. We expect that pre-opening costs will increase as the opening of Encore in December 2008 approaches.

Depreciation and amortization

Depreciation and amortization for the six months ended June 30, 2008 was $80.3 million compared to $72.6 million for the six months ended June 30, 2007. This increase is primarily due to a decrease in the estimated lives of certain hotel room furniture, fixtures and equipment due to an anticipated ordinary course room renovation.

Property charges and other

Property charges and other for the six months ended June 30, 2008 were $21.1 million compared to approximately $1.7 million for the six months ended June 30, 2007.

Property charges and other for the six months ended June 30, 2008 include $17.8 million of costs associated with Spamalot at Wynn Las Vegas which closed in July 2008. The charge includes the production rights that were included in intangible assets, show production costs that were included in other assets and certain other property and equipment. In March 2008, the Company, together with the producers, elected to end the show’s run at Wynn Las Vegas in July 2008, pursuant to our contract.

In response to our evaluation of Wynn Las Vegas and the reactions of our guests, we continue to make enhancements to the property. The costs relating to assets retired as a result of these enhancement and remodel efforts are expensed as property charges. During the six months ended June 30, 2008, $3.3 million of such costs were incurred at Wynn Las Vegas. During the six months ended June 30, 2007, $1.1 million was incurred related to enhancements we made to the Le Rêve theater in March 2007.

Other non-operating costs and expenses

Interest income decreased by $3.7 million to $4 million for the six months ended June 30, 2008 compared to the six months ended June 30, 2007. This decrease is primarily due to reduced invested cash balances during the six months ended June 30, 2008 compared to the prior year as a result of spending related to the development and construction of Encore and a decrease in the average interest earned on our invested cash balances.

Interest expense was $37.8 million, net of capitalized interest of $34.9 million, for the six months ended June 30, 2008, compared to $46.4 million, net of capitalized interest of $10.6 million during the six months ended June 30, 2007. Interest expense increased approximately $14.6 million related to the additional $400 million first mortgage notes issued in November 2007 and $1.8 million related to additional borrowings under the Wynn Las Vegas Revolver. This increase was offset by an approximate $24.3 million increase in capitalized interest due to the construction costs of Encore and a decrease in interest on our other borrowings of approximately $0.7 million. Capitalized interest continues to increase with the ongoing borrowings and construction costs related to Encore.

Our interest rate swap is accounted for in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended. The fair value of our interest rate swap is recorded as either an asset or liability. Changes in the fair value of our interest rate swap is recorded as an increase (or decrease) in swap fair value in each period. We recorded an expense of approximately $1.6 million for the six months ended June 30, 2008 resulting from the decrease in the fair value of our interest rate swap from December 31, 2007 to June 30, 2008. During the six months ended June 30, 2007 we recorded an expense of $0.6 million resulting from the decrease in the fair value of our interest rate swap between December 31, 2006 and June 30, 2007. For further information on our interest rate swaps, see Item 3 – “Quantitative and Qualitative Disclosures about Market Risk.”

Liquidity and Capital Resources

Cash Flow from Operations

Our operating cash flows are primarily affected by our operating income generated by Wynn Las Vegas, interest paid, and non-cash charges included in operating income. Net cash provided by operations for the six months ended June 30, 2008 was $97.8 million compared to $172.9 million provided by operations for the six months ended June 30, 2007. This decrease is primary due to the decrease in operating income as a result of reduced operating results especially in the casino department as discussed above.

Capital Resources

We require a certain amount of cash on hand for operations. As of June 30, 2008, we had approximately $62.7 million of cash and cash equivalents available for current operations, new development activities, general corporate purposes, enhancements to Wynn Las Vegas, and to support the development and construction of Encore. As of June 30, 2008, our completion guarantee deposit account was approximately $31.5 million and is recorded as restricted investments in the accompanying condensed consolidated balance sheet. In addition, we have availability under our Credit Facilities of $519.7 million as noted below under Financing Activities.

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

Investing Activities

Encore at Wynn Las Vegas

On April 28, 2006, we commenced construction of Encore adjacent to Wynn Las Vegas. We expect to open Encore to the public in December 2008. Design and construction is progressing as expected. Current construction activities in the various project sections since groundbreaking include the following:

•	Exterior glass installation is 100% complete and the tower’s illuminated “Encore” sign is operational;

•	Construction is essentially complete in the tower;

•	FF&E installation in the typical guestrooms is 95% complete;

•	Drywall in the lowrise is 98% complete;

•	Enclosure of the lowrise is expected to be complete in early August; and

•	Pool construction is 80% complete and the pool deck is 70% complete.

Our project budget is approximately $2.3 billion for Encore and related capital improvements. The project is being funded from our existing Credit Facilities and operating cash flow from Wynn Las Vegas. To the extent additional funds are required, we will provide these amounts with additional debt and equity contributions from Wynn Resorts or additional indebtedness to be incurred by Wynn Las Vegas.

On February 27, 2007, we entered into a Design Build Architectural, Engineering and Construction Services Agreement (the “Contract”) with Tutor-Saliba Corporation (“Tutor”) for the design and construction of Encore.

The Contract sets forth all of the terms and conditions pursuant to which Tutor is designing and constructing Encore. In June 2007, we executed the first amendment to the Contract which set the guaranteed maximum price for work under the Contract at $1.3 billion. Subsequent change orders bring the current guaranteed maximum price to $1.4 billion. In connection with the execution and delivery of the Contract, Tutor and the Ronald N. Tutor Separate Trust (the “Trust”) have entered into and consented to a Net Worth Agreement pursuant to which (x) the Trust agreed that it will retain its current majority holdings of Tutor and (y) the Trust and Tutor agreed that during the term of the Contract, Tutor will maintain (i) net worth of at least $100 million, and (ii) liquid assets of at least $50 million.

As of June 30, 2008, we incurred approximately $1.5 billion of project costs related to the development and construction of Encore and related capital improvements.

The ongoing costs of Encore will be paid with funds from the following sources and in the following order of priority:

•	First, by using agreed amounts of excess cash flow from the operations of Wynn Las Vegas;

•	Second, by using the proceeds of borrowings under the Wynn Las Vegas Credit Facilities; and

•	Third, by using the funds from the completion guarantee deposit account.

Wynn Las Vegas

In response to our evaluation of Wynn Las Vegas and the reaction of our guests, we continue to make certain enhancements and refinements to the property. As a result, we have incurred and will continue to incur capital expenditures relating to these enhancements and refinements. Under the terms of the Wynn Las Vegas Credit Facilities, we are permitted to make up to $272.1 million of capital expenditures in 2008, of which we have expended approximately $23.4 million through June 30, 2008. The spending limit may be increased to the extent funds are contributed to Wynn Las Vegas by Wynn Resorts, Limited.

Financing Activities

Wynn Las Vegas and Encore

As of June 30, 2008, our Credit Facilities consisted of a $900 million revolving credit facility (the “Revolver”) and a $225 million term loan facility (the “Term Loan”). For borrowings under the Term Loan we have elected, and expect to continue to elect, Eurodollar loans which bear interest at 1-month LIBOR and include a margin of 1.875% on that outstanding balance. We have a $200 million notional amount interest rate swap to essentially fix the interest on $200 million of this Term Loan. (For further information, see Item 3. “Quantitative and Qualitative Discussions about Market Risk”.)

During the six months ended June 30, 2008, we borrowed $361 million under the Revolver. We also have $19.3 million of outstanding letters of credit that reduce our availability under the Revolver. Consequently, $519.7 million remains available under the Revolver for future borrowings for the construction of Encore or for other uses as necessary. For borrowings under the Revolver, we have elected, and expect to continue to elect, Eurodollar loans, which bear interest at 1-month LIBOR and currently include a margin of 1.625% on the outstanding balance. After opening Encore, the margin will fluctuate between a range of 1.0% to 1.75%, depending on our leverage ratio. In addition to interest, we also pay quarterly in arrears, an annual rate of 0.375% on the daily average of unborrowed availability under the Revolver. After the opening of Encore, the annual fee that we will be required to pay for unborrowed availability under the Revolver will be based on our leverage ratio and will range from an annual rate of 0.25% to 0.50%.

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

Contractual Obligations and Off-Balance Sheet Arrangements

There have been no material changes during the quarter to our contractual obligations or off-balance sheet arrangements as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007, other than an increase in the amount of debt outstanding and a decrease in construction related commitments both related to the continued construction of Encore.

Other Liquidity Matters

We are restricted under the indenture governing the First Mortgage Notes from making certain “restricted payments” as defined in the indenture. These restricted payments include the payments of dividends or distributions to any direct or indirect holders of equity interests of Wynn Las Vegas, LLC. These restricted payments may not be made until Encore has been completed and certain other financial and non-financial criteria have been satisfied. In addition, the Credit Facilities contain similar restrictions.

If completion of Encore is delayed, then our debt service obligations accruing prior to the actual opening will increase correspondingly. We intend to fund our operations and capital requirements from operating cash flow and remaining availability under our Credit Facilities. We cannot assure you, however, that Wynn Las Vegas will generate sufficient cash flow from operations or that future borrowings available to us under the Credit Facilities will be sufficient to enable us to service and repay Wynn Las Vegas, LLC’s indebtedness and to fund other liquidity needs. We may refinance all or a portion of our indebtedness on or before maturity. We cannot assure you that we will be able to refinance any of the indebtedness on acceptable terms.

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

Critical Accounting Policies and Estimates

A description of our critical accounting policies is included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2007. There have been no material change to these policies for the six months ended June 30, 2008.

Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”. This statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements under other accounting pronouncements that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurements. In February 2008, the FASB issued FASB Staff Position FAS 157-2, which defers the effective date of SFAS 157 for non-financial assets and liabilities that are recognized or disclosed at fair value in the entity’s financial statements on a recurring basis to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. The Company partially adopted the provisions of SFAS 157 effective January 1, 2008 and expects to adopt the remaining provisions of SFAS 157 on January 1, 2009. The adoption of this statement did not have a material impact the Company’s consolidated financial statements.

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

As of June 30, 2008, we have one interest rate swap arrangement to hedge the underlying interest rate risk on a total of $200 million of borrowings under the Term Loan, which bears interest at LIBOR plus 1.875%. Under this interest rate swap arrangement, we receive payments at a variable rate of LIBOR and pay a fixed rate of 3.793% on the $200 million notional amount which expires on December 31, 2008. Although this interest rate swap is highly effective economically in fixing the interest rate on this borrowing under the Term Loan at approximately 5.7%, changes in fair value of our interest rate swap for each reporting period are, and will continue to be, recorded as an increase/(decrease) in swap fair value in our Condensed Consolidated Statements of Operations, as the swap does not qualify for hedge accounting.

Summary of Historical Fair Values

As of June 30, 2008 and December 31, 2007, our interest rate swap had an approximate liability fair value of $1.1 million and an asset fair value of approximately $0.4 million, respectively. The fair value approximates the amount the Company would pay/receive if this contract were settled at the valuation date. Fair value is estimated based upon current, and predictions of future, interest rate levels along a yield curve, the remaining duration of the instruments and other market conditions, and therefore, is subject to significant estimation and a high degree of variability of fluctuation between periods.

Interest Rate Sensitivity

As of June 30, 2008, approximately 82% of our long-term debt was based on fixed rates, including the notional amount related to our interest rate swap. Based on our borrowings as of June 30, 2008, an assumed 1% change in variable rates would cause our annual interest cost to change by $4.3 million.

Item 4. Controls and Procedures

(a) Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective, at the reasonable assurance level, in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Part II—OTHER INFORMATION

Item IA. Risk Factors

A description of our risk factors can be found in Item IA of our Annual Report on Form 10-K for the year ended December 31, 2007. There were no material changes to those risk factors during the six months ended June 30, 2008.

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

Item 6. Exhibits

(a) Exhibits

EXHIBIT INDEX

Exhibit No.	Description

3.1	Second Amended and Restated Articles of Organization of Wynn Las Vegas, LLC. (1)

3.2	Second Amended and Restated Operating Agreement of Wynn Las Vegas, LLC. (1)

10.1	Second Amendment to Agreement of Lease, made as of June 10, 2008, by and between Wynn Las Vegas, LLC and Stephen A. Wynn (2)

*31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a – 14(a) and Rule 15d – 14(a).

*31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a – 14(a) and Rule 15d – 14(a).

*32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350.

*	Filed herewith.

(1)	Previously filed with the Registration Statement on Form S-4 filed by the Registrant on April 13, 2005 (File No. 333-124052) and incorporated herein by reference.

(2)	Previously filed with the Current Report on Form 8-K filed by the Registrant on June 12, 2008 and incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WYNN LAS VEGAS

Dated: August 8, 2008	By:	/s/ DAVID SISK
David Sisk
Executive Vice President and Chief Financial Officer (Principal Financial Officer)