Form 10-Q
period 2008-09-30
WYNN LAS VEGAS LLC
filed 2008-11-10
CIK 1180638

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Wynn Resorts Holdings, LLC owns all of the membership interests of the Registrant as of November 7, 2008.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands)

	September 30, 2008 (unaudited)	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$415,423	$146,521
Receivables, net	104,222	135,132
Inventories	75,525	58,612
Prepaid expenses and other	22,245	20,124

Total current assets	617,415	360,389
Restricted cash	31,626	31,052
Note receivable from Wynn Resorts, Limited	—	88,379
Property and equipment, net	3,755,134	3,031,403
Intangible assets, net	17,363	25,525
Deferred financing costs, net	39,700	41,536
Deposits and other assets	93,513	63,895
Investment in unconsolidated affiliates	4,586	5,077

Total assets	$4,559,337	$3,647,256

LIABILITIES AND MEMBER'S EQUITY
Current liabilities:
Current portion of long-term debt	$1,400	$1,050
Accounts payable	37,617	28,856
Accrued interest	39,780	10,816
Accrued compensation and benefits	44,090	45,728
Other accrued expenses	20,885	22,370
Customer deposits and other liabilities	62,930	88,299
Due to affiliates, net	116,368	40,514

Total current liabilities	323,070	237,633
Long-term debt	2,833,451	1,954,084
Due to affiliates, net	60,570	79,401
Other	—	1,118

Total liabilities	3,217,091	2,272,236

Commitments and contingencies (Note 9)

Member's equity:
Contributed capital	1,468,962	1,461,949
Accumulated deficit	(126,716)	(86,929)

Total member's equity	1,342,246	1,375,020

Total liabilities and member's equity	$4,559,337	$3,647,256

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Operating revenues:
Casino	$143,181	$149,856	$388,979	$482,337
Rooms	65,323	68,000	208,026	215,387
Food and beverage	74,605	72,789	236,085	232,279
Entertainment, retail and other	51,008	52,287	160,325	151,837

Gross revenues	334,117	342,932	993,415	1,081,840
Less: promotional allowances	(39,317)	(37,134)	(115,546)	(109,927)

Net revenues	294,800	305,798	877,869	971,913

Operating costs and expenses:
Casino	66,916	64,989	196,747	202,320
Rooms	18,387	19,317	56,796	57,765
Food and beverage	47,788	46,545	145,223	145,513
Entertainment, retail and other	31,708	37,781	105,204	106,887
General and administrative	51,496	49,284	154,551	150,383
Provision for doubtful accounts	17,600	3,943	24,732	16,575
Management fees	4,425	4,588	13,170	14,610
Pre-opening costs	13,911	1,423	26,054	3,774
Depreciation and amortization	42,269	39,881	122,543	112,468
Property charges and other	632	2,404	21,711	4,105

Total operating costs and expenses	295,132	270,155	866,731	814,400

Equity in income from unconsolidated affiliates	60	160	297	724

Operating income (loss)	(272)	35,803	11,435	158,237

Other income (expense):
Interest income	545	2,604	4,533	10,246
Interest expense, net of capitalized interest	(17,404)	(19,302)	(55,231)	(65,707)
Increase (decrease) in swap fair value	1,033	(2,197)	(524)	(2,785)
Loss on extinguishment of debt	—	—	—	(157)

Other income (expense), net	(15,826)	(18,895)	(51,222)	(58,403)

Net income (loss)	$(16,098)	$16,908	$(39,787)	$99,834

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net (loss) income	$(39,787)	$99,834
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	122,543	112,468
Stock-based compensation	7,013	6,480
Loss from extinguishment of debt	—	157
Amortization and writeoff of deferred financing costs and other	7,632	7,676
Equity in income from unconsolidated affiliates, net of distributions	491	503
Provision for doubtful accounts	24,732	16,575
Property charges and other	21,711	4,105
Decrease in swap fair value	524	2,785
Increase (decrease) in cash from changes in:
Receivables	14,557	4,663
Inventories and prepaid expenses and other	(19,622)	(4,953)
Accounts payable and accrued expenses	(3,841)	39,462
Due to affiliates, net	(3,297)	731

Net cash provided by operating activities	132,656	290,486

Cash flows from investing activities:
Capital expenditures, net of construction payables and retention	(801,311)	(444,769)
Restricted cash	(574)	150,708
Collection of note receivable from Wynn Resorts, Limited	80,000	—
Deposits and purchase of other assets	(30,056)	(24,303)
Due to affiliates, net	13,382	(8,545)

Net cash used in investing activities	(738,559)	(326,909)

Cash flows from financing activities:
Principal payments on long-term debt	(700)	(128,101)
Proceeds from issuance of long-term debt	879,484	133,476
Payments of deferred financing costs	(3,979)	—

Net cash provided by financing activities	874,805	5,375

Cash and cash equivalents:
Increase (decrease) in cash and cash equivalents	268,902	(31,048)
Balance, beginning of year	146,521	93,820

Balance, end of year	$415,423	$62,772

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization and Basis of Presentation

Organization

Wynn Las Vegas, LLC was formed on April 17, 2001 as a Nevada limited liability company. Unless the context otherwise requires, all references herein to the “Company” refer to Wynn Las Vegas, LLC, a Nevada limited liability company, and its consolidated subsidiaries. The sole member of the Company is Wynn Resorts Holdings, LLC (“Holdings”). The sole member of Holdings is Wynn Resorts, Limited (“Wynn Resorts”). The Company was organized primarily to develop 240 acres on or near the Las Vegas Strip, including Wynn Las Vegas and Encore at Wynn Las Vegas and related amenities. Wynn Las Vegas opened on April 28, 2005.

Wynn Las Vegas Capital Corp. (“Wynn Capital”) is a wholly owned subsidiary of the Company incorporated on June 3, 2002, solely for the purpose of obtaining financing for Wynn Las Vegas. Wynn Capital is authorized to issue 2,000 shares of common stock, par value $0.01. At September 30, 2008, the Company owned the one share that was issued and outstanding. Wynn Capital has no significant net assets or operating activity. Its sole function is to serve as the co-issuer of the first mortgage notes described below. Wynn Las Vegas, LLC and Wynn Capital together are hereinafter referred to as the “Issuers”.

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

The accompanying condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results for the interim periods have been made. The results for the three and nine months ended September 30, 2008 are not necessarily indicative of results to be expected for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

2. Summary of Significant Accounting Policies

Accounts Receivable and Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of casino accounts receivable. The Company issues credit in the form of “markers” to approved casino customers following investigations of creditworthiness. As of September 30, 2008 and December 31, 2007, approximately 59% and 53% respectively, of the Company’s markers were due from customers residing in foreign countries, primarily in Asia. Business or economic conditions or other significant events in these countries could affect the collectibility of such receivables.

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

The retail value of accommodations, food and beverage, and other services furnished to guests without charge is included in gross revenue and then deducted as promotional allowances. The estimated cost of providing such promotional allowances is primarily included in casino expenses as follows (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Rooms	$6,886	$6,044	$19,886	$18,028
Food and beverage	12,748	12,929	39,350	38,726
Entertainment, retail and other	3,172	2,638	7,431	6,582

Total	$22,806	$21,611	$66,667	$63,336

Advertising Costs

The Company expenses advertising costs the first time the advertising takes place. Advertising cost incurred during development periods are included in pre-opening costs. Once a project is complete, advertising costs are included in general and administrative expenses. For the three months ended September 30, 2008 and 2007, advertising costs totaled approximately $3.7 million and $3 million, respectively. For the nine months ended September 30, 2008 and 2007, advertising costs totaled approximately $15.5 million and $14.4 million, respectively.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51.” This statement establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent and for the deconsolidation of a subsidiary. It also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 changes the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amount attributable to both the parent and the noncontrolling interests. The statement also establishes reporting requirements that provide sufficient disclosure that clearly identify and distinguish between the interest of the parent and those of the noncontrolling owners. This statement is effective for fiscal years beginning on or after December 15, 2008. The adoption of SFAS No. 160 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

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

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

In October 2008, the FASB issued FASB Staff Position No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (FSP 157-3 or the FSP). FSP 157-3 clarifies the application of SFAS No. 157, Fair Value Measurements (Statement 157), in a market that is not active. The FSP amends Statement 157 to include an example that illustrates key considerations when applying the principles in Statement 157 to financial assets when the market for these instruments is not active.

3. Supplemental Disclosure of Cash Flow Information

Interest paid for the nine months ended September 30, 2008 and 2007, respectively, totaled approximately $76 million and $59 million. Interest capitalized for the nine months ended September 30, 2008 and 2007 totaled approximately $56.9 million and $20.1 million, respectively.

During the nine months ended September 30, 2008 and 2007, capital expenditures include an increase of approximately $34.4 million and $68.5 million, respectively, in construction payables and retention recorded through amounts due to affiliates.

4. Receivables, net

Receivables, net consisted of the following (amounts in thousands):

	September 30, 2008	December 31, 2007
Casino	$152,880	$161,913
Hotel	15,851	15,317
Other	6,329	8,506

	175,060	185,736
Less: allowance for doubtful accounts	(70,838)	(50,604)

	$104,222	$135,132

5. Property and Equipment, net

Property and equipment, net consisted of the following (amounts in thousands):

	September 30, 2008	December 31, 2007
Land and improvements	$603,838	$603,838
Buildings and improvements	1,211,200	1,209,562
Airplane	44,254	44,254
Furniture, fixtures and equipment	700,155	655,754
Construction in progress	1,651,837	865,130

	4,211,284	3,378,538
Less: accumulated depreciation	(456,150)	(347,135)

	$3,755,134	$3,031,403

As of September 30, 2008 and December 31, 2007, construction in progress includes costs capitalized in conjunction with Encore.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

6. Long-Term Debt

Long-term debt consisted of the following (amounts in thousands):

	September 30, 2008	December 31, 2007
6 5/8% First Mortgage Notes, due December 1, 2014, net of original issue discount of $9,883 and $10,816, respectively	$1,690,117	$1,689,184
$900 million Revolving Credit Facility; due August 15, 2011; interest at LIBOR plus 1.625%	879,484	—
$225 million Term Loan Facility; $112.5 million due September 30, 2012 with the remaining $112.5 million due August 15, 2013; interest at LIBOR plus 1.875%	225,000	225,000
$42 million Note Payable; due April 1, 2017; interest at LIBOR plus 1.25%	40,250	40,950

	2,834,851	1,955,134
Current portion of long-term debt	(1,400)	(1,050)

	$2,833,451	$1,954,084

Wynn Las Vegas Credit Agreement

On September 17, 2008, Wynn Las Vegas entered into a third amendment to its Amended and Restated Credit Agreement dated as of August 15, 2006, as amended April 9, 2007 and as further amended October 31, 2007. This amendment, among other things, provides the Company with additional flexibility with respect to its financial covenants and related financial calculations and permits the Company to incur incremental secured debt of up to $150 million in connection with the development of Encore at Wynn Las Vegas.

Debt Covenant Compliance

As of September 30, 2008, management believes the Company was in compliance with all debt covenants.

7. Related Party Transactions, net

Note Receivable from Wynn Resorts, Limited

On August 15, 2005, the Company loaned $80 million to Wynn Resorts who then loaned those funds through its subsidiaries to Wynn Macau, S.A. as part of the financing of Wynn Macau, Wynn Resorts’ casino resort facility in the Macau Special Administrative Region of the People’s Republic of China (“Macau”). Interest accrues at 7.5% per annum and the note matures on August 15, 2012. In July 2008, Wynn Resorts paid all amounts due to Wynn Las Vegas. Included in the balance as of December 31, 2007, was approximately $8.4 million of accrued interest receivable. In November 2006, Wynn Macau paid all amounts due to Wynn Resorts.

Amounts Due to Affiliates, net

As of September 30, 2008, the Company’s net due to affiliates was primarily comprised of construction payables of approximately $71.6 million, construction retention of approximately $70.1 million, a management fee of approximately $60.6 million (equal to 1.5% of net revenues and payable upon meeting certain leverage ratios specified in the documents governing the Company’s Credit Facilities), and other net amounts receivable from affiliates totaling $25.3 million (including corporate allocations discussed below).

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

As of December 31, 2007, the Company’s net due to affiliates was primarily comprised of construction payables of approximately $65.7 million, construction retention of approximately $41.6 million, a management fee of approximately $47.4 million (equal to 1.5% of net revenues and payable upon meeting certain leverage ratios specified in the documents governing the Company’s Credit Facilities), and other net amounts receivable from affiliates totaling $34.8 million (including corporate allocations discussed below).

The Company periodically settles amounts due to affiliates with cash receipts and payments, except for the management fee, which is payable upon meeting certain leverage ratios specified in the documents governing the Company’s Credit Facilities.

Corporate Allocations

The accompanying condensed consolidated statements of operations include allocations from Wynn Resorts for legal, accounting, human resource, information services, real estate, and other corporate support services. The corporate support service allocations have been determined on a basis that Wynn Resorts and the Company consider to be reasonable estimates of the utilization of service provided or the benefit received by the Company. The Company settles corporate allocation charges with Wynn Resorts on a periodic basis as discussed in “Amounts Due to Affiliates, Net” above. During the three months ended September 30, 2008 and 2007, approximately $4.6 million and $5.6 million, respectively, was charged to Wynn Las Vegas for such corporate allocations. During the nine months ended September 30, 2008 and 2007, approximately $13.6 million and $16.4 million, respectively, was charged to Wynn Las Vegas for such corporate allocations. Wynn Resorts maintains corporate offices at Wynn Las Vegas without charge from the Company.

Amounts Due to Officers, net

The Company periodically provides services to Stephen A. Wynn, Chairman of the Board, Chief Executive Officer and one of the principal stockholders of Wynn Resorts (“Mr. Wynn”), and certain other executive officers of Wynn Resorts, including household services, construction work and other personal services. The cost of these services is charged to Wynn Resorts on a periodic basis. Mr. Wynn and these other officers have amounts on deposit with Wynn Resorts to prepay any such items, which deposits are replenished on an ongoing basis as needed. As of September 30, 2008 and December 31, 2007, Wynn Resorts owed Mr. Wynn and the other officers $382,389 and $357,145, respectively.

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

8. Property Charges and Other

Property charges and other for the three months ended September 30, 2008 and 2007 were $0.6 million and $2.4 million, respectively. Property charges and other for the nine months ended September 30, 2008 and 2007 were $21.7 million and $4.1 million, respectively. Property charges generally include costs related to the retirement of assets for remodels and asset abandonments. Property charges and other for the nine months ended September 30, 2008 include $17.8 million of costs associated with Spamalot at Wynn Las Vegas which closed in July 2008. The costs included the production rights that were included in intangible assets, show production costs that were included in other assets and certain other property and equipment. In March 2008, the Company, together with the producers, elected to end the show’s run at Wynn Las Vegas pursuant to the contract. The remaining property charges were related to miscellaneous renovations and abandonments. Property charges for the nine months ended September 30, 2007 were primarily related to renovations to portions of the Le Rêve Theater.

9. Commitments and Contingencies

Encore

Encore will include a 2,034 all-suite hotel tower, an approximately 72,000 square foot casino, additional convention and meeting space, as well as five restaurants, a nightclub, swimming pools, a spa and salon and retail outlets. The Company commenced construction of Encore on April 28, 2006, and expects to open it to the public in December 2008.

The project budget is approximately $2.3 billion for Encore and related capital improvements. The project is being funded with proceeds from the Company’s existing Credit Facilities and operating cash flow from Wynn Las Vegas. To the extent additional funds are required, the Company will provide these amounts with additional debt and equity contributions by Wynn Resorts or additional indebtedness to be incurred by Wynn Las Vegas.

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

Through September 30, 2008, the Company incurred approximately $1.8 billion of project costs related to the development and construction of Encore and related capital improvements.

Litigation

The Company does not have any material litigation as of September 30, 2008.

Sales and Use Tax on Complimentary Meals

In March 2008, the Nevada Supreme Court ruled, in the matter captioned Sparks Nugget, Inc. vs. The State of Nevada Ex Rel. Department of Taxation, that food and non-alcoholic beverages purchased for use in providing complimentary meals to customers and to employees was exempt from sales and use tax. In July, 2008, the Court denied the State’s motion for rehearing. Through April 2008, Wynn Las Vegas paid use tax on these items and has filed for refunds for the periods from April 2005 to April 2008. The amount subject to these refunds is approximately $5.4 million. As of September 30, 2008, the Company had not recorded a receivable related to this matter.

10. Consolidating Financial Information of Guarantors and Issuers

The following consolidating information relates to the Issuers of the First Mortgage Notes and their guarantor subsidiaries (World Travel, LLC; Las Vegas Jet, LLC; Wynn Show Performers, LLC; Wynn Golf, LLC; Kevyn, LLC; and Wynn Sunrise, LLC) and non-guarantor subsidiary (Wynn Completion Guarantor, LLC) as of September 30, 2008 and December 31, 2007, and for the three and nine months ended September 30, 2008 and 2007.

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

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION

AS OF SEPTEMBER 30, 2008

(amounts in thousands)

(unaudited)

	Issuers	Guarantor Subsidiaries	Nonguarantor Subsidiary	Eliminating Entries	Total
ASSETS
Current assets:
Cash and cash equivalents	$415,423	$—	$—	$—	$415,423
Receivables, net	104,222	—	—	—	104,222
Inventories	75,525	—	—	—	75,525
Prepaid expenses and other	21,998	247	—	—	22,245

Total current assets	617,168	247	—	—	617,415
Restricted cash	—	—	31,626	—	31,626
Note receivable from Wynn Resorts, Limited	—	—	—	—	—
Property and equipment, net	3,552,228	202,906	—	—	3,755,134
Intangible assets, net	11,219	6,144	—	—	17,363
Deferred financing costs, net	39,700	—	—	—	39,700
Deposits and other assets	88,840	4,673	—	—	93,513
Investment in unconsolidated affiliates	(5,378)	4,586	—	5,378	4,586

Total assets	$4,303,777	$218,556	$31,626	$5,378	$4,559,337

LIABILITIES AND MEMBER’S EQUITY
Current liabilities:
Current portion of long-term debt	$—	$1,400	$—	$—	$1,400
Accounts payable	37,605	12	—	—	37,617
Accrued interest	39,350	430	—	—	39,780
Accrued compensation and benefits	42,407	1,683	—	—	44,090
Other accrued expenses	20,847	38	—	—	20,885
Customer deposits and other liabilities	62,930	—	—	—	62,930
Due to affiliates, net	(96,779)	189,364	23,783	—	116,368

Total current liabilities	106,360	192,927	23,783	—	323,070
Long-term debt	2,794,601	38,850	—	—	2,833,451
Due to affiliates, net	60,570	—	—	—	60,570
Other	—	—	—	—	—

Total liabilities	2,961,531	231,777	23,783	—	3,217,091

Commitments and contingencies

Member’s equity:
Contributed capital	1,468,962	12,530	—	(12,530)	1,468,962
Accumulated earnings (deficit)	(126,716)	(25,751)	7,843	17,908	(126,716)

Total member’s equity	1,342,246	(13,221)	7,843	5,378	1,342,246

Total liabilities and member’s equity	$4,303,777	$218,556	$31,626	$5,378	$4,559,337

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION

AS OF DECEMBER 31, 2007

(amounts in thousands)

(unaudited)

	Issuers	Guarantor Subsidiaries	Nonguarantor Subsidiary	Eliminating Entries	Total
ASSETS
Current assets:
Cash and cash equivalents	$146,556	$(35)	$—	$—	$146,521
Restricted cash	—	—	—	—	—
Receivables, net	135,094	38	—	—	135,132
Inventories	58,612	—	—	—	58,612
Prepaid expenses and other	19,956	168	—	—	20,124

Total current assets	360,218	171	—	—	360,389
Restricted cash	—	—	31,052	—	31,052
Note receivable from Wynn Resorts, Limited	88,379	—	—	—	88,379
Property and equipment, net	2,825,608	205,795	—	—	3,031,403
Intangible assets, net	19,381	6,144	—	—	25,525
Deferred financing costs, net	41,536	—	—	—	41,536
Deposits and other assets	59,174	4,721	—	—	63,895
Investment in unconsolidated affiliates	(2,173)	5,077	—	2,173	5,077

Total assets	$3,392,123	$221,908	$31,052	$2,173	$3,647,256

LIABILITIES AND MEMBER’S EQUITY
Current liabilities:
Current portion of long-term debt	$—	$1,050	$—	$—	$1,050
Accounts payable	28,811	45	—	—	28,856
Accrued interest	10,816	—	—	—	10,816
Accrued compensation and benefits	44,516	1,212	—	—	45,728
Other accrued expenses	22,348	22	—	—	22,370
Customer deposits and other liabilities	88,299	—	—	—	88,299
Due to affiliates, net	(148,607)	189,121	—	—	40,514

Total current liabilities	46,183	191,450	—	—	237,633
Long-term debt	1,914,184	39,900	—	—	1,954,084
Due to affiliates, net	55,618	—	23,783	—	79,401
Other	1,118	—	—	—	1,118

Total liabilities	2,017,103	231,350	23,783	—	2,272,236

Commitments and contingencies

Member’s equity:
Contributed capital	1,461,949	12,530	—	(12,530)	1,461,949
Accumulated earnings (deficit)	(86,929)	(21,972)	7,269	14,703	(86,929)

Total member’s equity	1,375,020	(9,442)	7,269	2,173	1,375,020

Total liabilities and member’s equity	$3,392,123	$221,908	$31,052	$2,173	$3,647,256

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

THREE MONTHS ENDED SEPTEMBER 30, 2008

(amounts in thousands)

(unaudited)

	Issuers	Guarantor Subsidiaries	Nonguarantor Subsidiary	Eliminating Entries	Total
Operating revenues:
Casino	$143,181	$—	$—	$—	$143,181
Rooms	65,323	—	—	—	65,323
Food and beverage	74,605	—	—	—	74,605
Entertainment, retail and other	51,068	—	—	(60)	51,008

Gross revenues	334,177	—	—	(60)	334,117
Less: promotional allowances	(39,317)	—	—	—	(39,317)

Net revenues	294,860	—	—	(60)	294,800

Operating costs and expenses:
Casino	66,916	—	—	—	66,916
Rooms	18,387	—	—	—	18,387
Food and beverage	47,788	—	—	—	47,788
Entertainment, retail and other	31,708	—	—	—	31,708
General and administrative	51,837	(281)	—	(60)	51,496
Provision for doubtful accounts	17,600	—	—	—	17,600
Management fees	4,425	—	—	—	4,425
Pre-opening costs	13,911	—	—	—	13,911
Depreciation and amortization	41,142	1,127	—	—	42,269
Property charges and other	632	—	—	—	632

Total operating costs and expenses	294,346	846	—	(60)	295,132

Equity in income (loss) from unconsolidated affiliates	(1,085)	60	—	1,085	60

Operating income (loss)	(571)	(786)	—	1,085	(272)

Other income (expense):
Interest income	414	—	131	—	545
Interest expense, net of capitalized interest	(16,974)	(430)	—	—	(17,404)
Increase in swap fair value	1,033	—	—	—	1,033

Other income (expense), net	(15,527)	(430)	131	—	(15,826)

Net income (loss)	$(16,098)	$(1,216)	$131	$1,085	$(16,098)

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

THREE MONTHS ENDED SEPTEMBER 30, 2007

(amounts in thousands)

(unaudited)

	Issuers	Guarantor Subsidiaries	Nonguarantor Subsidiary	Eliminating Entries	Total
Operating revenues:
Casino	$149,856	$—	$—	$—	$149,856
Rooms	68,000	—	—	—	68,000
Food and beverage	72,789	—	—	—	72,789
Entertainment, retail and other	52,447	—	—	(160)	52,287

Gross revenues	343,092	—	—	(160)	342,932
Less: promotional allowances	(37,134)	—	—	—	(37,134)

Net revenues	305,958	—	—	(160)	305,798

Operating costs and expenses:
Casino	64,989	—	—	—	64,989
Rooms	19,317	—	—	—	19,317
Food and beverage	46,545	—	—	—	46,545
Entertainment, retail and other	37,781	—	—	—	37,781
General and administrative	49,726	(282)	—	(160)	49,284
Provision for doubtful accounts	3,943	—	—	—	3,943
Management fees	4,588	—	—	—	4,588
Pre-opening costs	1,423	—	—	—	1,423
Depreciation and amortization	38,656	1,225	—	—	39,881
Property charges and other	2,404	—	—	—	2,404

Total operating costs and expenses	269,372	943	—	(160)	270,155

Equity in income (loss) from unconsolidated affiliates	(1,100)	160	—	1,100	160

Operating income (loss)	35,486	(783)	—	1,100	35,803

Other income (expense):
Interest income	2,220	—	384	—	2,604
Interest expense, net of capitalized interest	(18,601)	(701)	—	—	(19,302)
Increase in swap fair value	(2,197)	—	—	—	(2,197)
Loss from extinguishment of debt	—	—	—	—	—

Other income (expense), net	(18,578)	(701)	384	—	(18,895)

Net income (loss)	$16,908	$(1,484)	$384	$1,100	$16,908

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

NINE MONTHS ENDED SEPTEMBER 30, 2008

(amounts in thousands)

(unaudited)

	Issuers	Guarantor Subsidiaries	Nonguarantor Subsidiary	Eliminating Entries	Total
Operating revenues:
Casino	$388,979	$—	$—	$—	$388,979
Rooms	208,026	—	—	—	208,026
Food and beverage	236,085	—	—	—	236,085
Entertainment, retail and other	160,622	—	—	(297)	160,325

Gross revenues	993,712	—	—	(297)	993,415
Less: promotional allowances	(115,546)	—	—	—	(115,546)

Net revenues	878,166	—	—	(297)	877,869

Operating costs and expenses:
Casino	196,747	—	—	—	196,747
Rooms	56,796	—	—	—	56,796
Food and beverage	145,223	—	—	—	145,223
Entertainment, retail and other	105,204	—	—	—	105,204
General and administrative	155,606	(758)	—	(297)	154,551
Provision for doubtful accounts	24,732	—	—	—	24,732
Management fees	13,170	—	—	—	13,170
Pre-opening costs	26,054	—	—	—	26,054
Depreciation and amortization	119,189	3,354	—	—	122,543
Property charges and other	21,706	5	—	—	21,711

Total operating costs and expenses	864,427	2,601	—	(297)	866,731

Equity in income (loss) from unconsolidated affiliates	(3,205)	297	—	3,205	297

Operating income (loss)	10,534	(2,304)	—	3,205	11,435

Other income (expense):
Interest income	3,959	—	574	—	4,533
Interest expense, net of capitalized interest	(53,756)	(1,475)	—	—	(55,231)
Decrease in swap fair value	(524)	—	—	—	(524)
Loss from extinguishment of debt	—	—	—	—	—

Other income (expense), net	(50,321)	(1,475)	574	—	(51,222)

Net income (loss)	$(39,787)	$(3,779)	$574	$3,205	$(39,787)

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

NINE MONTHS ENDED SEPTEMBER 30, 2007

(amounts in thousands)

(unaudited)

	Issuers	Guarantor Subsidiaries	Nonguarantor Subsidiary	Eliminating Entries	Total
Operating revenues:
Casino	$482,337	$—	$—	$—	$482,337
Rooms	215,387	—	—	—	215,387
Food and beverage	232,279	—	—	—	232,279
Entertainment, retail and other	152,561	—	—	(724)	151,837

Gross revenues	1,082,564	—	—	(724)	1,081,840
Less: promotional allowances	(109,927)	—	—	—	(109,927)

Net revenues	972,637	—	—	(724)	971,913

Operating costs and expenses:
Casino	202,320	—	—	—	202,320
Rooms	57,765	—	—	—	57,765
Food and beverage	145,513	—	—	—	145,513
Entertainment, retail and other	106,887	—	—	—	106,887
General and administrative	152,187	(1,080)	—	(724)	150,383
Provision for doubtful accounts	16,575	—	—	—	16,575
Management fees	14,610	—	—	—	14,610
Pre-opening costs	3,774	—	—	—	3,774
Depreciation and amortization	108,220	4,248	—	—	112,468
Property charges and other	4,105	—	—	—	4,105

Total operating costs and expenses	811,956	3,168	—	(724)	814,400

Equity in income (loss) from unconsolidated affiliates	(3,218)	724	—	3,218	724

Operating income (loss)	157,463	(2,444)	—	3,218	158,237

Other income (expense):
Interest income	8,706	—	1,540	—	10,246
Interest expense, net of capitalized interest	(63,550)	(2,157)	—	—	(65,707)
Decrease in swap fair value	(2,785)	—	—	—	(2,785)
Loss from extinguishment of debt	—	(157)	—	—	(157)

Other income (expense), net	(57,629)	(2,314)	1,540	—	(58,403)

Net income (loss)	$99,834	$(4,758)	$1,540	$3,218	$99,834

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS INFORMATION

NINE MONTHS ENDED SEPTEMBER 30, 2008

(amounts in thousands)

(unaudited)

	Issuers	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminating Entries	Total
Cash flows from operating activities:
Net income (loss)	$(39,787)	$(3,779)	$574	$3,205	$(39,787)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	119,189	3,354	—	—	122,543
Stock-based compensation	7,013	—	—	—	7,013
Amortization and writeoff of deferred financing costs and other	7,632	—	—	—	7,632
Equity in income from unconsolidated affiliates, net of distributions	3,205	491	—	(3,205)	491
Provision for doubtful accounts	24,732	—	—	—	24,732
Property charges and other	21,706	5	—	—	21,711
Decrease in swap fair value	524	—	—	—	524
Increase (decrease) in cash from changes in:
Receivables	14,519	38	—	—	14,557
Inventories and prepaid expenses and other	(19,543)	(79)	—	—	(19,622)
Accounts payable, accrued expenses and other	(4,725)	884	—	—	(3,841)
Due to affiliates, net	2,244	(5,541)	—	—	(3,297)

Net cash provided by operating activities	136,709	(4,627)	574	—	132,656

Cash flows from investing activities:
Capital expenditures, net of construction payables and retentions	(800,889)	(422)	—	—	(801,311)
Restricted cash	—	—	(574)	—	(574)
Note receivable from Wynn Resorts, Limited	80,000	—	—	—	80,000
Deposits and purchase of other assets	(30,056)	—	—	—	(30,056)
Due to affiliates, net	7,598	5,784	—	—	13,382

Net cash used in investing activities	(743,347)	5,362	(574)	—	(738,559)

Cash flows from financing activities:
Principal payments on long-term debt	—	(700)	—	—	(700)
Proceeds from issuance of long-term debt	879,484	—	—	—	879,484
Payments of deferred financing costs	(3,979)	—	—	—	(3,979)

Net cash provided by (used in) financing activities	875,505	(700)	—	—	874,805

Cash and cash equivalents:
Increase in cash and cash equivalents	268,867	35	—	—	268,902
Balance, beginning of year	146,556	(35)	—	—	146,521

Balance, end of year	$415,423	$—	$—	$—	$415,423

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS INFORMATION

NINE MONTHS ENDED SEPTEMBER 30, 2007

(amounts in thousands)

(unaudited)

	Issuers	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminating Entries	Total
Cash flows from operating activities:
Net income (loss)	$99,834	$(4,758)	$1,540	$3,218	$99,834
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	108,220	4,248	—	—	112,468
Stock-based compensation	6,480	—	—	—	6,480
Loss from extinguishment of debt	—	157	—	—	157
Amortization and writeoff of deferred financing costs and other	7,663	13	—	—	7,676
Equity in income from unconsolidated affiliates, net of distributions	3,218	503	—	(3,218)	503
Provision for doubtful accounts	16,575	—	—	—	16,575
Property charges and other	4,105	—	—	—	4,105
Decrease in swap fair value	2,785	—	—	—	2,785
Increase (decrease) in cash from changes in:
Receivables	4,666	(3)	—	—	4,663
Inventories and prepaid expenses and other	(4,964)	11	—	—	(4,953)
Accounts payable, accrued expenses and other	39,480	(18)	—	—	39,462
Due to affiliates, net	6,161	(5,430)	—	—	731

Net cash provided by (used in) operating activities	294,223	(5,277)	1,540	—	290,486

Cash flows from investing activities:
Capital expenditures, net of construction payables and retention	(435,589)	(9,180)	—	—	(444,769)
Restricted cash	127,473	—	23,235	—	150,708
Note receivable from Wynn Resorts, Limited	—	—	—	—	—
Deposits and purchase of other assets	(19,696)	(4,607)	—	—	(24,303)
Due to affiliates, net	(50)	16,280	(24,775)	—	(8,545)

Net cash provided by (used in) investing activities	(327,862)	2,493	(1,540)	—	(326,909)

Cash flows from financing activities:
Principal payments on long-term debt	(88,892)	(39,209)	—	—	(128,101)
Proceeds from issuance of long-term debt	91,476	42,000	—	—	133,476

Net cash provided by financing activities	2,584	2,791	—	—	5,375

Cash and cash equivalents:
Increase (decrease) in cash and cash equivalents	(31,055)	7	—	—	(31,048)
Balance, beginning of year	93,825	(5)	—	—	93,820

Balance, end of year	$62,770	$2	$—	$—	$62,772

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

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Certain information included in this Quarterly Report on Form 10-Q contains statements that are forward-looking, including, but not limited to, statements relating to our business strategy and development activities as well as other capital spending, financing sources, the effects of regulation (including gaming and tax regulations), expectations concerning future operations, margins, profitability and competition. Any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, in some cases you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “would,” “could,” “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “continue” or the negative of these terms or other comparable terminology. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by us. These risks and uncertainties include, but are not limited to:

•

tourism trends given the current general domestic and international economic conditions that are causing uncertainty among some consumers, uncertain effects of volatility in financial markets globally and from governmental intervention in the financial markets;

•	general macroeconomic conditions;

•	conditions precedent to funding under the agreements governing the disbursement of the proceeds of certain of our debt and equity offerings and borrowings under our Credit Facilities;

•	competition in the casino/hotel and resort industries;

•	completion of Encore on time and within budget;

•	our intention to fund a substantial portion of the development and construction costs of Encore with anticipated cash flows generated at Wynn Las Vegas;

•	new development and construction activities of competitors;

•	our dependence on Stephen A. Wynn and existing management;

•	our dependence on one property for all of our cash flow;

•	leverage and debt service (including sensitivity to fluctuations in interest rates);

•	levels of travel, leisure and casino spending;

•	changes in federal or state tax laws or the administration of such laws;

•	changes in gaming laws or regulations (including the legalization of gaming in certain jurisdictions);

•	applications for licenses and approvals under applicable jurisdictional laws and regulations (including gaming laws and regulations);

•	the impact that an outbreak of an infectious disease, such as avian flu, or the impact of a natural disaster may have on the travel and leisure industry;

•	the consequences of the war in Iraq and other military conflicts in the Middle East and any future security alerts and/or terrorist attacks; and

•	future legal proceedings.

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

The Tower Suites at Wynn Las Vegas is the only casino resort in the world that has been awarded both the Mobil five star and AAA five diamond distinctions. In addition, Wynn Las Vegas was recognized in October 2008 by Michelin, the esteemed European restaurant rating system. Two Michelin stars were awarded to Alex and one Michelin star was awarded to each of Wing Lei and Daniel Boulud Brasserie. Additionally, Wynn Las Vegas received five red pavilions, the highest honor for Michelin rated accommodations.

In response to our evaluation of Wynn Las Vegas and the reactions of our guests, we have made enhancements and refinements to the property which continued through September 2008.

Encore at Wynn Las Vegas

We are constructing Encore on approximately 20 acres on the Las Vegas Strip, adjacent to Wynn Las Vegas. Encore includes a 2,034 all-suite hotel tower, an approximately 72,000 square foot casino, additional convention and meeting space, five destination restaurants, a nightclub, swimming pools, a spa and salon and retail outlets. Encore is expected to open in December 2008.

Future Development

The Company owns approximately 147 acres immediately adjacent to both Wynn Las Vegas and Encore, which is currently improved with a golf course. We may develop this property in the future, however due to the current economic environment, no construction timeline or budget have been prepared.

Current Economic and Operating Environment

Due to a number of factors affecting customers/consumers, including a slowdown in global economies, contracting credit markets, reduced consumer spending, and new U.S. political leadership, the outlook for the gaming, travel, and entertainment industries both domestically and abroad remains highly uncertain. Auto traffic into Las Vegas and air travel to McCarran International airport has declined, resulting in lower casino volumes and a reduced demand for hotel rooms. Based on these adverse circumstances, we believe that Wynn Las Vegas will continue to experience lower than expected hotel occupancy rates and casino volumes. We also believe that Encore at Wynn Las Vegas, once opened will experience the same lower than expected hotel occupancy rates and reduced casino volumes.

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

We recorded a net loss for the three months ended September 30, 2008 of $16.1 million compared to net income of $16.9 million during the three months ended September 30, 2007. This decrease is primarily due to an $8.6 million decrease in departmental income from the casino department, a $13.7 million increase to the provision for doubtful accounts and an increase in pre-opening costs of $12.5 million associated with Encore, all compared to the prior year quarter. In September 2008, we increased our provision for doubtful accounts due to the current economic uncertainty caused by the global credit crisis. For the nine months ended September 30, 2008, we recorded a net loss of $39.8 million compared to net income of $99.8 million in the prior year. This decrease is primarily due to an $87.8 million decrease in departmental income from the casino department as explained below, an $17.8 million write-off of production costs and rights associated with Spamalot which closed in July 2008, and an increase in pre-opening costs of $22.3 million associated with Encore, all compared to the prior year. We also believe that our operating results at Wynn Las Vegas for the three and nine months ended September 30, 2008 have been impacted by the weakened global economy. Disruptions in the global financial and stock markets, along with high gas and travel costs have and will continue to adversely impact our financial results.

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

Financial results for the three months ended September 30, 2008 compared to the three months ended September 30, 2007.

Revenues

Net revenues for the three months ended September 30, 2008 are comprised of $143.2 million in casino revenues (48.6% of total net revenues) and $151.6 million of net non-casino revenues (51.4% of total net revenues). Net revenues for the three months ended September 30, 2007 were comprised of $149.9 million in casino revenues (49% of total net revenues) and $155.9 million of net non-casino revenues (51% of total net revenues).

Casino revenues are comprised of the net win from our table games and slot machine operations. Casino revenues for the three months ended September 30, 2008 of approximately $143.2 million represents a $6.7 million (or 4.5%) decrease from casino revenues of $149.9 million for the three months ended September 30, 2007. During the three months ended September 30, 2008, we experienced an 11.6% increase in drop and a decrease in the table games win percentage compared to the prior year quarter. Our table games win percentage (before discounts) of 24.3% was slightly above the expected range of 21% to 24% for the three months ended September 30, 2008, but below the 26.4% for the three months ended September 30, 2007. Slot handle at Wynn Las Vegas decreased 11.9% during the three months ended September 30, 2008 as compared to the three months ended September 30, 2007, and the slot win percentage was within the expected range of 4.5% to 5.5%.

For the three months ended September 30, 2008, room revenues were approximately $65.3 million, which represents a $2.7 million (or 3.9%) decrease over the $68 million generated in the three months ended September 30, 2007. This decrease is due to a decrease in both occupancy and rate as compared to the prior year. The table below sets forth key operating measures related to room revenue.

	Three Months Ended September 30,
	2008	2007
Average Daily Rate	$272	$282
Occupancy	96.1%	96.6%
REVPAR	$261	$272

Other non-casino revenues for the three months ended September 30, 2008 include: food and beverage revenues of approximately $74.6 million, retail revenues of approximately $23 million, entertainment revenues of approximately $16 million, and other revenues from outlets such as the spa and salon, of approximately $12 million. Other non-gaming revenues for the three months ended September 30, 2007 included food and beverage revenues of approximately $72.8 million, retail revenues of approximately $23.8 million, entertainment revenues of approximately $17 million, and other revenues from outlets, including the spa and salon, of approximately $11.5 million. In July 2008, the Las Vegas run of Spamalot ended. We have begun the renovation of the theater and in February 2009 it will reopen as the Encore Theater featuring Danny Gans. The decrease in entertainment revenues from the closure of Spamalot were partially offset by increased revenues from Le Rêve during the three months ended September 30, 2008.

Departmental, Administrative and Other Expenses

During the three months ended September 30, 2008, departmental expenses included casino expenses of $66.9 million, rooms expenses of $18.4 million, food and beverage expenses of $47.8 million, and entertainment, retail and other expenses of $31.7 million. Also included are general and administrative expenses of approximately $51.5 million and approximately $17.6 million charged as a provision for doubtful accounts receivable. During the three months ended September 30, 2007, departmental expenses included casino expenses of $65 million, room expenses of $19.3 million, food and beverage expenses of $46.5 million, and entertainment, retail and other expenses of $37.8 million. Also included are general and administrative expenses of approximately $49.3 million and approximately $3.9 million charged as a provision for doubtful accounts receivable. Entertainment, retail and other expenses decreased approximately $6.1 million primarily due to entertainment department related savings associated with Spamalot which closed in mid-July 2008. In September 2008, we increased our provision for doubtful accounts receivable by $11.1 million in light of the current global economic uncertainty.

Management fees

Since opening Wynn Las Vegas, management fees payable to Wynn Resorts for certain corporate management services have been charged and accrued at a rate equal to 1.5% of net revenues. These fees will be paid upon meeting certain leverage ratios and satisfying certain other criteria set forth in our Credit Facilities. Management fees were $4.4 million for the quarter ended September 30, 2008, compared to $4.6 million for the quarter ended September 30, 2007.

Pre-opening costs

Pre-opening costs for the three months ended September 30, 2008 were $13.9 million, compared to $1.4 million for the three months ended September 30, 2007. Pre-opening costs for the three months ended September 30, 2008 were incurred with the development of Encore. We expect that pre-opening costs will increase as the opening of Encore in December 2008 approaches. Pre-opening costs will cease once Encore opens.

Depreciation and amortization

Depreciation and amortization for the three months ended September 30, 2008 was $42.3 million compared to $39.9 million for the three months ended September 30, 2007. This increase is primarily due to a decrease in the estimated lives of certain hotel room furniture, fixtures and equipment due to an anticipated ordinary course room renovation.

Property charges and other

Property charges and other for the three months ended September 30, 2008 and 2007 were $0.6 million and $2.4 million, respectively. In response to our evaluation of Wynn Las Vegas and the reactions of our guests, we continue to make enhancements to the property. The costs relating to assets retired as a result of these enhancement and remodel efforts are expensed as property charges.

Other non-operating costs and expenses

Interest income decreased by $2.1 million to $0.5 million for the three months ended September 30, 2008 compared to the three months ended September 30, 2007. This decrease is primarily due to the collection of the note receivable from Wynn Resorts in July 2008, and reduced average invested cash balances during the three months ended September 30, 2008 compared to the prior year’s quarter as a result of spending related to the development and construction of Encore and a decrease in the average interest earned on our invested cash balances. Our cash balance at September 30, 2008, is higher than normal due to a draw under the Credit Facility in late September 2008. The proceeds from that draw will be used to fund construction costs of Encore.

Interest expense was $17.4 million, net of capitalized interest of $21.9 million, for the three months ended September 30, 2008, compared to $19.3 million, net of capitalized interest of $9.5 million, during the three months ended September 30, 2007. Interest expense increased approximately $7.1 million related to the additional $400 million first mortgage notes issued in November 2007 and $3.9 million related to additional borrowings under the Wynn Las Vegas Revolver. This increase was offset by an approximate $12.4 million increase in capitalized interest due to the construction costs of Encore. Capitalized interest continues to increase with the ongoing borrowings and construction costs related to Encore, but will cease with the opening of Encore in December 2008.

Our interest rate swap is accounted for in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended. The fair value of our interest rate swap is recorded as either an asset or liability in our Condensed Consolidated Balance Sheets. Changes in the fair value of our interest rate swap is recorded as an increase (or decrease) in swap fair value in each period. We recorded a gain of approximately $1 million for the three months ended September 30, 2008 due to the increase in the fair value of our interest rate swap from June 30, 2008 to September 30, 2008. During the three months ended September 30, 2007, we recorded an expense of $2.2 million due to the decrease in the fair value of our interest rate swap from June 30, 2007 to September 30, 2007. For further information on our interest rate swaps, see Item 3 – “Quantitative and Qualitative Disclosures about Market Risk.”

Financial results for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007.

Revenues

Net revenues for the nine months ended September 30, 2008 are comprised of $389 million in casino revenues (44.3% of total net revenues) and $488.9 million of net non-casino revenues (55.7% of total net revenues). Net revenues for the nine months ended September 30, 2007 were comprised of $482.3 million in casino revenues (49.6% of total net revenues) and $489.6 million of net non-casino revenues (50.4% of total net revenues).

Casino revenues are comprised of the net win from our table games and slot machine operations. Casino revenues for the nine months ended September 30, 2008 of approximately $389 million represents a $93.4 million (or 19.4%) decrease from casino revenues of $482.3 million for the nine months ended September 30, 2007. During the nine months ended September 30, 2008, we experienced a 1.9% decrease in drop and a decrease in the table games win percentage compared to the prior year. Our table games win percentage (before discounts) of 21.6% was within the expected range of 21% to 24% for the nine months ended September 30, 2008. For the nine months ended September 30, 2007, our table games win percentage (before discounts) was 26%. Slot handle at Wynn Las Vegas decreased 9.2% during the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007, and the slot win percentage was within the expected range of 4.5% to 5.5%.

For the nine months ended September 30, 2008, room revenues were approximately $208 million, which represents a $7.4 million (or 3.4%) decrease over the $215.4 million generated in the nine months ended September 30, 2007. This decrease is due to a decrease in both occupancy and rate as compared to the prior year. The table below sets forth key operating measures related to room revenue.

	Nine months Ended September 30,
	2008	2007
Average Daily Rate	$291	$301
Occupancy	96.1%	96.6%
REVPAR	$280	$291

Other non-casino revenues for the nine months ended September 30, 2008 include: food and beverage revenues of approximately $236.1 million, retail revenues of approximately $67.6 million, entertainment revenues of approximately $54.1 million, and other revenues from outlets such as the spa and salon, of approximately $38.6 million. Other non-gaming revenues for the nine months ended September 30, 2007 included food and beverage revenues of approximately $232.3 million, retail revenues of approximately $68 million, entertainment revenues of approximately $46.7 million, and other revenues from outlets, including the spa and salon, of approximately $37.1 million. Entertainment revenues increased as a result of an approximate $10.7 million increase from Le Rêve, offset by a decrease of $3.3 million due to Spamalot which closed mid-July 2008. In March 2008, together with the producers, we elected to end Spamalot’s run at Wynn Las Vegas in July 2008, pursuant to the terms of our contract. We have begun a renovation of the theater and in February 2009 it will reopen as the Encore Theater featuring Danny Gans.

Departmental, Administrative and Other Expenses

During the nine months ended September 30, 2008, departmental expenses included casino expenses of $196.7 million, rooms expenses of $56.8 million, food and beverage expenses of $145.2 million, and entertainment, retail and other expenses of $105.2 million. Also included are general and administrative expenses of approximately $154.6 million and approximately $24.7 million charged as a provision for doubtful accounts receivable. During the nine months ended September 30, 2007, departmental expenses included casino expenses of $202.3 million, room expenses of $57.8 million, food and beverage expenses of $145.5 million, and entertainment, retail and other expenses of $106.9 million. Also included are general and administrative expenses of approximately $150.4 million and approximately $16.6 million charged as a provision for doubtful accounts receivable. In September 2008, we increased our provision for doubtful accounts receivable by $11.1 million in light of the current global economic uncertainty.

Management fees

Since opening Wynn Las Vegas, management fees payable to Wynn Resorts for certain corporate management services have been charged and accrued at a rate equal to 1.5% of net revenues. These fees will be paid upon meeting certain leverage ratios and satisfying certain other criteria set forth in our Credit Facilities. Management fees were $13.2 million for the nine months ended September 30, 2008, compared to $14.6 million for the nine months ended September 30, 2007.

Pre-opening costs

Pre-opening costs for the nine months ended September 30, 2008 were $26.1 million compared to $3.8 million for the nine months ended September 30, 2007. Pre-opening costs for the nine months ended September 30, 2008 were incurred with the development of Encore. We expect that pre-opening costs will increase as the opening of Encore in December 2008 approaches. Pre-opening costs will cease once Encore opens.

Depreciation and amortization

Depreciation and amortization for the nine months ended September 30, 2008 was $122.5 million compared to $112.5 million for the nine months ended September 30, 2007. This increase is primarily due to a decrease in the estimated lives of certain hotel room furniture, fixtures and equipment due to an anticipated ordinary course room renovation.

Property charges and other

Property charges and other for the nine months ended September 30, 2008 were $21.7 million compared to approximately $4.1 million for the nine months ended September 30, 2007. Property charges and other for the nine months ended September 30, 2008 include $17.8 million of costs associated with Spamalot at Wynn Las Vegas which closed in July 2008. The charge includes the production rights that were included in intangible assets, show production costs that were included in other assets and certain other property and equipment. In March 2008, the Company, together with the producers, elected to end the show’s run at Wynn Las Vegas in July 2008, pursuant to our contract.

In response to our evaluation of Wynn Las Vegas and the reactions of our guests, we continue to make enhancements to the property. The costs relating to assets retired as a result of these enhancement and remodel efforts are expensed as property charges. During the nine months ended September 30, 2008, $3.9 million of such costs were incurred at Wynn Las Vegas. During the nine months ended September 30, 2007, $4.1 million was incurred primarily related to enhancements we made to the Le Rêve theater in March 2007.

Other non-operating costs and expenses

Interest income decreased by $5.7 million to $4.5 million for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. This decrease is primarily due to reduced invested cash balances during the nine months ended September 30, 2008 compared to the prior year as a result of spending related to the development and construction of Encore and a decrease in the average interest earned on our invested cash balances, and the collection of the note receivable from Wynn Resorts in July 2008.

Interest expense was $55.2 million, net of capitalized interest of $56.9 million, for the nine months ended September 30, 2008, compared to $65.7 million, net of capitalized interest of $20.1 million during the nine months ended September 30, 2007. Interest expense increased approximately $21.3 million related to the additional $400 million first mortgage notes issued in November 2007 and $6.2 million related to additional borrowing costs under the Credit Facility. This increase was offset by an approximate $36.8 million increase in capitalized interest due to the construction costs of Encore. Capitalized interest continues to increase with the ongoing borrowings and construction costs related to Encore, but will cease with the opening of Encore in December 2008.

Our interest rate swap is accounted for in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended. The fair value of our interest rate swap is recorded as either an asset or liability in our Condensed Consolidated Balance Sheets. Changes in the fair value of our interest rate swap is recorded as an increase (or decrease) in swap fair value in each period. We recorded an expense of approximately $0.5 million for the nine months ended September 30, 2008 resulting from the decrease in the fair value of our interest rate swap from December 31, 2007 to September 30, 2008. During the nine months ended September 30, 2007 we recorded an expense of $2.8 million resulting from the decrease in the fair value of our interest rate swap between December 31, 2006 and September 30, 2007. For further information on our interest rate swaps, see Item 3 – “Quantitative and Qualitative Disclosures about Market Risk.”

Liquidity and Capital Resources

Cash Flow from Operations

Our operating cash flows are primarily affected by our operating income(loss) generated by Wynn Las Vegas, interest paid, and non-cash charges included in operating income (loss). Net cash provided by operations for the nine months ended September 30, 2008 was $132.7 million compared to $290.5 million provided by operations for the nine months ended September 30, 2007. This decrease is primary due to the decrease in operating income as a result of reduced operating results especially in the casino department as discussed above.

Capital Resources

We require a certain amount of cash on hand for operations. As of September 30, 2008, we had approximately $415.4 million of cash and cash equivalents available for current operations, new development activities, general corporate purposes, enhancements to Wynn Las Vegas, and to support the development and construction of Encore. This includes $364 million borrowed under the Wynn Las Vegas Revolver in late September 2008 that will be used to fund construction costs of Encore. We made these borrowings to maintain our financial flexibility in light of volatility and uncertainty in the credit markets. As of September 30, 2008, our completion guarantee deposit account had a balance of approximately $31.6 million which is recorded as restricted cash in the accompanying Condensed Consolidated Balance Sheets. Cash and cash equivalents include investments in U.S. Treasury Bills and bank time deposits, all of which have maturities of less than 90 days. Restricted cash is currently kept in a U.S. Treasury Fund.

Investing Activities

Encore at Wynn Las Vegas

On April 28, 2006, we commenced construction of Encore adjacent to Wynn Las Vegas. We expect to open Encore to the public in December 2008. Design and construction is progressing as expected. Current construction activities in the various project sections since groundbreaking include the following:

•	Construction is essentially complete in the tower;

•	Furniture, Fixtures and Equipment installation in the typical guestrooms is 100% complete and in the suites is 80% complete;

•	Temporary Certificates of Occupancy (TCO) have been received for the highrise, convention, meeting and ballroom areas, warehouse, central plant and parking garage;

•	Casino load-in has commenced;

•	Final grading is 90% complete with curbs and driveways 70% complete and landscaping underway; and

•	Pool construction is 100% complete.

Our project budget is approximately $2.3 billion for Encore and related capital improvements. The project is being funded with proceeds from our existing Credit Facilities and operating cash flow from Wynn Las Vegas. To the extent additional funds are required, we will obtain these amounts with additional debt and equity contributions from Wynn Resorts or additional indebtedness to be incurred by Wynn Las Vegas.

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

As of September 30, 2008, we incurred approximately $1.8 billion of project costs related to the development and construction of Encore and related capital improvements.

The ongoing costs of Encore will be paid with funds from the following sources and in the following order of priority:

•	First, by using agreed amounts of excess cash flow from the operations of Wynn Las Vegas;

•	Second, by using the proceeds of borrowings under the Wynn Las Vegas Credit Facilities;

•	Third, additional equity contributions from Wynn Resorts; and

•	Fourth, by using the funds from the completion guarantee deposit account.

Note receivable from Wynn Resorts

On August 15, 2005, the Company loaned $80 million to Wynn Resorts. In July 2008, Wynn Resorts repaid the $80 million plus accrued interest.

Wynn Las Vegas

In response to our evaluation of Wynn Las Vegas and the reaction of our guests, we continue to make certain enhancements and refinements to the property. As a result, we have incurred and will continue to incur capital expenditures relating to these enhancements and refinements. Under the terms of the Wynn Las Vegas Credit Facilities, we are permitted to make up to $272.1 million of capital expenditures in 2008, of which we have expended approximately $38 million through September 30, 2008. The spending limit may be increased to the extent funds are contributed to Wynn Las Vegas by Wynn Resorts, Limited.

Financing Activities

Wynn Las Vegas and Encore

As of September 30, 2008, our Credit Facilities consisted of a $900 million revolving credit facility (the “Revolver”) and a $225 million term loan facility (the “Term Loan”). For borrowings under the Term Loan we have historically elected Eurodollar loans which bear interest at 1-month LIBOR and include a margin of 1.875% on that outstanding balance. We have a $200 million notional amount interest rate swap to essentially fix the interest on $200 million of this Term Loan. (For further information, see Item 3. “Quantitative and Qualitative Discussions about Market Risk”.)

During the nine months ended September 30, 2008, we borrowed $879.5 million under the Revolver. We also have $20.5 million of outstanding letters of credit that reduce our availability under the Revolver. Consequently, no amounts remain available under the Revolver for future borrowings. Cash and cash equivalents as of September 30, 2008, include $364 million from draws under the Revolver which will be used to fund Encore. We borrowed these funds to ensure on hand liquidity in light of current events in the credit markets. For borrowings under the Revolver, we have historically elected Eurodollar loans which bear interest at 1-month LIBOR and currently include a margin of 1.625% on the outstanding balance. After opening Encore, the margin will fluctuate between a range of 1.0% to 1.75%, depending on our leverage ratio. In addition to interest, we also pay quarterly in arrears, an annual rate of 0.375% on the daily average of unborrowed availability under the Revolver. After the opening of Encore, the annual fee that we will be required to pay for unborrowed availability under the Revolver will be based on our leverage ratio and will range from an annual rate of 0.25% to 0.50%.

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

On September 17, 2008, Wynn Las Vegas entered into a third amendment to its Amended and Restated Credit Agreement dated as of August 15, 2006, as amended April 9, 2007 and as further amended October 31, 2007 (the “Wynn Las Vegas Credit Facility”). This amendment, among other things, provides us with additional flexibility with respect to our financial covenants and related financial calculations and permits us to incur incremental secured debt of up to $150 million in connection with the development of Encore at Wynn Las Vegas.

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

If completion of Encore is delayed, then our debt service obligations accruing prior to the actual opening will increase correspondingly. We intend to fund our operations and capital requirements from operating cash flow and to the extent additional funds are required, with additional debt and equity contributions from Wynn Resorts or additional indebtedness to be incurred by Wynn Las Vegas. We cannot assure you, however, that Wynn Las Vegas will generate sufficient cash flow from operations or that future contributions from Wynn Resorts or the availability of additional indebtedness will be sufficient to enable us to service and repay Wynn Las Vegas, LLC’s indebtedness and to fund other liquidity needs. We may refinance all or a portion of our indebtedness on or before maturity. We cannot assure you that we will be able to refinance any of the indebtedness on acceptable terms. Continued volatility in the capital markets may affect our ability to access those markets and increase costs associated with borrowing funds.

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

Critical Accounting Policies and Estimates

A description of our critical accounting policies is included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2007. There have been no material changes to these policies for the nine months ended September 30, 2008.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51.” This statement establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent and for the deconsolidation of a subsidiary. It also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 changes the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amount attributable to both the parent and the noncontrolling interests. The statement also establishes reporting requirements that provide sufficient disclosure that clearly identify and distinguish between the interest of the parent and those of the noncontrolling owners. This statement is effective for fiscal years beginning on or after December 15, 2008. The adoption of SFAS No. 160 is not expected to have a material impact on our financial position, results of operations or cash flows.

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

In October 2008, the FASB issued FASB Staff Position No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (FSP 157-3 or the FSP). FSP 157-3 clarifies the application of SFAS No. 157, Fair Value Measurements (Statement 157), in a market that is not active. The FSP amends Statement 157 to include an example that illustrates key considerations when applying the principles in Statement 157 to financial assets when the market for these instruments is not active.

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

As of September 30, 2008, we have one interest rate swap arrangement to hedge the underlying interest rate risk on a total of $200 million of borrowings under the Term Loan, which bears interest at LIBOR plus 1.875%. Under this interest rate swap arrangement, we receive payments at a variable rate of LIBOR and pay a fixed rate of 3.793% on the $200 million notional amount which expires on December 31, 2008. Although this interest rate swap is highly effective economically in fixing the interest rate on this borrowing under the Term Loan at approximately 5.7%, changes in fair value of our interest rate swap for each reporting period are, and will continue to be, recorded as an increase/(decrease) in swap fair value in our Condensed Consolidated Statements of Operations, as the swap does not qualify for hedge accounting.

Summary of Historical Fair Values

As of September 30, 2008 and December 31, 2007, our interest rate swap had an approximate current liability fair value of $0.1 million and a current asset fair value of approximately $0.4 million, respectively. The fair value approximates the amount the Company would pay/receive if this contract were settled at the valuation date. Fair value is estimated based upon current, and predictions of future, interest rate levels along a yield curve, the remaining duration of the instruments and other market conditions, and therefore, is subject to significant estimation and a high degree of variability of fluctuation between periods.

Interest Rate Sensitivity

As of September 30, 2008, approximately 67% of our long-term debt was based on fixed rates, including the notional amount related to our interest rate swap. Based on our borrowings as of September 30, 2008, an assumed 1% change in variable rates would cause our annual interest cost to change by approximately $9.4 million.

Item 4.	Controls and Procedures

(a) Disclosure Controls and Procedures. The Company’s management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective, at the reasonable assurance level, in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Part II—OTHER INFORMATION

Item IA. Risk Factors

A description of our risk factors can be found in Item IA of our Annual Report on Form 10-K for the year ended December 31, 2007. There were no material changes to those risk factors during the nine months ended September 30, 2008, except as follows:

Continued disruption in the world financial markets may adversely impact the spending patterns of our customers and the availability and cost of borrowing.

Changes in discretionary consumer spending resulting from the slowdown in economies globally, continued disruptions in the world financial and credit markets may result in fewer customers visiting, or customers spending less at our property, which will adversely impact our revenues and the availability and cost of credit. The current situation in the world credit markets and the disruption in the normal flow of credit among financial institutions may adversely impact the availability and cost of credit, which could adversely affect our future growth and operations. There can be no assurances that government responses to the disruptions in the financial and credit markets will restore consumer confidence, stabilize the markets or increase liquidity and the availability of credit. As a result, customer demand for the luxury amenities and leisure activities that we offer may be depressed or decline for an extended period.

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

Item 6. Exhibits

(a) Exhibits

EXHIBIT INDEX

Exhibit No.	Description

3.1	Second Amended and Restated Articles of Organization of Wynn Las Vegas, LLC. (1)

3.2	Second Amended and Restated Operating Agreement of Wynn Las Vegas, LLC. (1)

10.1	Third Amendment to Amended and Restated Credit Agreement dated as of September 17, 2008 among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., Wynn Show Performers, LLC, Wynn Golf, LLC, Wynn Sunrise, LLC, World Travel, LLC, Kevyn, LLC, Las Vegas Jet, LLC, Wynn Resorts Holdings, LLC, Wynn Completion Guarantor, LLC and Deutsche Bank Trust Company Americas, as Administrative Agent on behalf of the several banks and other financial institutions or entities from time to time party to Wynn Las Vegas, LLC’s Amended and Restated Credit Agreement, dated as of August 15, 2006. (2)

*31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a – 14(a) and Rule 15d – 14(a).

*31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a – 14(a) and Rule 15d – 14(a).

*32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350.

*	Filed herewith.

(1)	Previously filed with the Registration Statement on Form S-4 filed by the Registrant on April 13, 2005 (File No. 333-124052) and incorporated herein by reference.

(2)	Previously filed with the Current Report on Form 8-K filed by the Registrant on September 19, 2008 and incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WYNN LAS VEGAS
Dated: November 10, 2008	By:	/s/ DAVID SISK
David Sisk
Executive Vice President and Chief Financial Officer (Principal Financial Officer)