Form 10-K
period 2008-12-31
WYNN LAS VEGAS LLC
filed 2009-03-02
CIK 1180638

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

The aggregate market value of the registrant’s voting interests held by non-affiliates on June 30, 2008 was $0. Wynn Resorts Holdings, LLC owns all of the membership interests of the registrant.

The registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

PART I

Item 1. Business

Overview

Wynn Las Vegas, LLC owns and operates “Wynn Las Vegas,” a destination casino resort on the “Strip” in Las Vegas, Nevada, and “Encore at Wynn Las Vegas”, or “Encore” which is located adjacent to and is connected with Wynn Las Vegas. Wynn Las Vegas, LLC was formed on April 17, 2001 as a Nevada limited liability company. Unless the context otherwise requires, all references herein to the “Company,” “we,” “us” or “our,” or similar terms, refer to Wynn Las Vegas, LLC and its consolidated subsidiaries. The sole member of the Company is Wynn Resorts Holdings, LLC (“Holdings”). The sole member of Holdings is Wynn Resorts, Limited (“Wynn Resorts”).

Wynn Las Vegas Capital Corp. (“Wynn Capital”) is a wholly owned subsidiary of Wynn Las Vegas, LLC, incorporated on June 3, 2002, solely for the purpose of obtaining financing for Wynn Las Vegas. Wynn Capital is authorized to issue 2,000 shares of common stock, par value $0.01. At December 31, 2008, the Company owned the one share that was issued and outstanding. Wynn Capital has neither any significant net assets nor any operating activity. Its sole function is to serve as the co-issuer of the mortgage notes described below.

We commenced operations with the opening of Wynn Las Vegas on April 28, 2005. We opened Encore on December 22, 2008. Prior to April 28, 2005, we were solely a development stage company.

Due to a number of factors affecting consumers, including a slowdown in global economies, contracting credit markets, and reduced consumer spending, 2008 was a difficult year for the casino resort business, particularly for U.S. operations. Auto traffic into Las Vegas, airline capacity and air travel to McCarran International Airport have declined, resulting in lower casino volumes and a reduced demand for hotel rooms. The deterioration in global economic conditions will likely continue to cause us to experience lower than historical hotel occupancy rates, room rates, casino volumes and profitability. As a result of these factors, cash flow from operations for the year ended December 31, 2008 was significantly less than that generated in 2007.

The factors described above accelerated through 2008 with fourth quarter results in Las Vegas significantly weaker than 2007. Additionally, in early 2009, we have experienced cancellation and attrition of group business at greater than historical levels.

We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments of such reports with the Securities and Exchange Commission (“SEC”). Any document we file may be inspected, without charge, at the SEC’s public reference room at 100 F Street, N.E. Washington, D.C. 20549 or at the SEC’s internet site address at http://www.sec.gov. Information related to the operation of the SEC’s public reference room may be obtained by calling the SEC at 1-800-SEC-0330. In addition, through its own internet address at www.wynnresorts.com, Wynn Resorts provides a hyperlink to a third-party SEC filing website which posts our filings as soon as reasonably practicable, where they can be reviewed without charge. Information found on our website is not a part of this Annual Report on Form 10-K.

Wynn Las Vegas

Wynn Las Vegas opened on April 28, 2005. We believe that the resort offers exceptional accommodations, amenities and service with 2,716 rooms and suites, including 36 fairway villas and 6 private-entry villas for our premium guests. The Tower Suites at Wynn Las Vegas is the only casino resort in the world that has been awarded both the Mobil five-star and AAA five-diamond distinctions. In January 2009, The Spa at Wynn Las Vegas earned five-star recognition from Mobil and became the only spa in Las Vegas to earn such award. In addition, Wynn Las Vegas was recognized for the second year in a row by Michelin, the esteemed European restaurant rating system. In October 2008, three of our restaurants were awarded Michelin stars. Two Michelin stars were awarded to Alex and one Michelin star was awarded to each of Wing Lei and Daniel Boulud Brasserie. Our resort also received five red pavilions, the highest honor for Michelin rated accommodations.

The approximately 111,000 square foot casino features approximately 135 table games, a baccarat salon, private VIP gaming rooms, a poker room, approximately 1,935 slot machines, and a race and sports book. The resort’s 22 food and beverage outlets feature six fine dining restaurants, including restaurants helmed by award winning chefs. Wynn Las Vegas also offers two nightclubs, a spa and salon, a Ferrari and Maserati automobile dealership, wedding chapels, an 18-hole golf course, approximately 223,000 square feet of meeting space and an approximately 74,000 square foot retail promenade featuring boutiques from Alexander McQueen, Brioni, Cartier, Chanel, Dior, Graff, Louis Vuitton, Manolo Blahnik, Oscar de la Renta and Vertu. Wynn Las Vegas also has a showroom which features “Le Rêve”, a water-based theatrical production. We believe that the unique experience of Wynn Las Vegas drives the significant visitation experienced since opening.

Encore

Encore opened on December 22, 2008. This resort is located immediately adjacent to and is connected with Wynn Las Vegas and features a 2,034 all-suite hotel as well as an approximately 72,000 square foot casino with approximately 95 table games, a baccarat salon, private VIP gaming rooms, approximately 835 slot machines and a sports book. The resort’s 12 food and beverage outlets include five restaurants, many of which feature award winning chefs. Encore also offers a night club, a spa and salon, approximately 60,000 square feet of meeting space and approximately 27,000 square feet of upscale retail outlets featuring boutiques from Hermes, Chanel and Rock & Republic. The Encore Theater, featuring Danny Gans, opened February 10, 2009.

Construction and Other Development

In the ordinary course of our business, in response to market developments and customer preferences and in order to increase revenues, we have made and continue to make certain enhancements and refinements to our properties. We have incurred and will continue to incur capital expenditures related to these types of enhancements and refinements at Wynn Las Vegas and Encore.

Approximately 142 acres of land comprising Wynn Las Vegas and Encore is currently improved with a golf course. While we may develop this property in the future; due to the current economic environment and certain restrictions in our credit facilities, we have no immediate plans to develop this property.

We continually seek out new opportunities for additional gaming or related businesses, in Las Vegas, other markets in the United States and worldwide.

Our Strategy

We believe that Steve Wynn is the preeminent designer, developer and operator of destination casino resorts and has developed brand name status. Mr. Wynn’s involvement with our casino resorts provides a distinct advantage over other gaming enterprises. We integrate luxurious surroundings, distinctive entertainment and superior amenities, including fine dining and premium retail offerings, to create resorts that appeal to a variety of customers.

Our properties were designed and built to provide a premium experience. We seek to position Wynn Las Vegas and Encore at Wynn Las Vegas as full-service luxury resorts and casinos in the leisure, convention and tour and travel industries. We market these resorts directly to gaming customers using database marketing techniques, as well as traditional incentives, including reduced room rates and complimentary meals and suites. Our rewards system offers discounted and complimentary meals, lodging and entertainment for our guests. We also create general market awareness for our properties through various media channels, including television, radio, newspapers, magazines, the internet, direct mail and billboards.

Mr. Wynn and his team bring significant experience in designing, developing and operating casino resorts. The senior executive team has an average of approximately 25 years of experience in the hotel and gaming industries. We also have an approximately 70-person design, development and construction subsidiary, the senior management of which has significant experience in all major construction disciplines.

Market and Competition

Las Vegas

Las Vegas is the largest gaming market in the United States. The casino/hotel industry in Las Vegas is highly competitive and prior to the recent economic conditions and interruption in projects under development, had undergone a period of exceptional growth, particularly with the addition of projects targeting the premium customer. Wynn Las Vegas and Encore at Wynn Las Vegas are located on the Las Vegas Strip and compete with these and other high-quality resorts and hotel casinos, those in downtown Las Vegas, as well as a large number of hotels in and near Las Vegas. Many competing properties, such as the Bellagio, Caesars Palace, Luxor Hotel and Casino, Mandalay Bay Resort & Casino, The Mirage, New York-New York Hotel and Casino, Paris Las Vegas, Treasure Island, The Venetian, The Palazzo and others, have themes and attractions which draw a significant number of visitors and directly compete with our operations. We seek to differentiate Wynn Las Vegas and Encore at Wynn Las Vegas from other major Las Vegas resorts by concentrating on our fundamental elements of design, atmosphere, personal service and luxury.

Wynn Las Vegas and Encore at Wynn Las Vegas may face additional competition from new multi-billion dollar resorts that are expected to open on the Las Vegas Strip before the end of 2010 including, without limitation, City Center, Fontainebleau Las Vegas and Cosmopolitan. There are several other large projects under development in Las Vegas which have been delayed or may be delayed.

The addition of Encore’s 2,034 suites also creates competition for Wynn Las Vegas. While we are attempting to differentiate the product, at this time, we are uncertain how our customers will value the properties on a relative basis.

Wynn Las Vegas and Encore also compete, to some extent, with other hotel/casino facilities in Nevada and Atlantic City, riverboat gaming facilities in other states, casino facilities on Native American lands and elsewhere in the world, as well as state lotteries and other forms of gaming. The proliferation of Native American gaming in California could have a negative impact on our operations. In particular, the legalization of casino gaming in or near metropolitan areas from which we attract customers could have a negative effect on our business. In addition, new or renovated casinos in Macau, including our properties in Macau, or elsewhere in Asia could draw Asian gaming customers, including “highrollers”, away from Las Vegas.

Reflecting the current economic environment, the Las Vegas gaming and hotel markets experienced the first decline in trends in five years during 2008 with, among other things, a 4.4% decrease in visitation to 37.5 million visitors, a 10.6% decrease in Las Vegas Strip gaming revenue and a 9.8% decrease in average daily room rates, all as compared to the year ended December 2007. We, along with our competitors, have responded to the deterioration in consumer spending by aggressively marketing and pricing our Las Vegas offerings.

Regulation and Licensing

Introduction. The gaming industry is highly regulated. Gaming registrations, licenses and approvals, once obtained, can be suspended or revoked for a variety of reasons. We cannot assure you that we will obtain all required registrations, licenses and approvals on a timely basis or at all, or that, once obtained, the registrations, findings of suitability, licenses and approvals will not be suspended, conditioned, limited or revoked. If we ever are prohibited from operating Wynn Las Vegas, Encore or any other property we may own and operate in the future, we would, to the extent permitted by law, seek to recover our investment by selling the property affected, but we cannot assure you that we would recover its full value.

The ownership and operation of casino gaming facilities in the State of Nevada are subject to the Nevada Gaming Control Act and the regulations made under the Act, as well as to various local ordinances. Our properties are subject to the licensing and regulatory control of the Nevada Gaming Commission, the Nevada State Gaming Control Board and the Clark County Liquor and Gaming Licensing Board, which we refer to herein collectively as the “Nevada Gaming Authorities.”

Policy Concerns of Gaming Laws. The laws, regulations and supervisory procedures of the Nevada Gaming Authorities are based upon declarations of public policy. Such public policy concerns include, among other things:

•	preventing unsavory or unsuitable persons from being directly or indirectly involved with gaming at any time or in any capacity;

•	establishing and maintaining responsible accounting practices and procedures;

•

maintaining effective controls over the financial practices of licensees, including establishing minimum procedures for internal fiscal affairs and safeguarding assets and revenue, providing reliable recordkeeping and requiring the filing of periodic reports with the Nevada Gaming Authorities;

•	preventing cheating and fraudulent practices; and

•	providing a source of state and local revenue through taxation and licensing fees.

Changes in applicable laws, regulations and procedures could have significant negative effects on Wynn Las Vegas’ gaming operations and our financial condition and results of operations.

Owner and Operator Licensing Requirements. Wynn Las Vegas, LLC, as the owner and operator of Wynn Las Vegas and Encore, has been approved by the Nevada Gaming Authorities as a limited liability company licensee, referred to as a company licensee, which includes approval to conduct casino gaming operations, including a race book and sports pool and pari-mutuel wagering. These gaming licenses are not transferable.

Company Registration Requirements. Wynn Resorts was found suitable by the Nevada Gaming Commission to own the equity interests of Holdings and to be registered by the Nevada Gaming Commission as a publicly traded corporation, referred to as a registered company, for the purposes of the Nevada Gaming Control Act. Holdings was found suitable by the Nevada Gaming Commission to own the equity interests of Wynn Las Vegas, LLC and to be registered by the Nevada Gaming Commission as an intermediary company. In addition to being licensed, Wynn Las Vegas, LLC, as an issuer of debt securities that were registered with the SEC, also qualified as a registered company. Wynn Las Vegas Capital Corp., a co-issuer of the debt securities, was not required to be registered or licensed, but may be required to be found suitable as a lender or financing source.

Periodically, we are required to submit detailed financial and operating reports to the Nevada Gaming Commission and provide any other information that the Nevada Gaming Commission may require. Substantially all of our material loans, leases, sales of securities and similar financing transactions must be reported to, and/or approved by, the Nevada Gaming Commission.

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

Consequences of Violating Gaming Laws. If the Nevada Gaming Commission determines that we have violated the Nevada Gaming Control Act or any of its regulations, it could limit, condition, suspend or revoke our registrations and gaming license. In addition, we and the persons involved could be subject to substantial fines for each separate violation of the Nevada Gaming Control Act, or of the regulations of the Nevada Gaming Commission, at the discretion of the Nevada Gaming Commission. Further, the Nevada Gaming Commission could appoint a supervisor to operate Wynn Las Vegas and Encore and, under specified circumstances, earnings generated during the supervisor’s appointment (except for the reasonable rental value of the premises) could be forfeited to the State of Nevada. Limitation, conditioning or suspension of any of our gaming licenses and the appointment of a supervisor could, and revocation of any gaming license would, have a significant negative effect on our gaming operations.

Requirements for Voting or Nonvoting Securities Holders. Regardless of the number of shares held, any beneficial owner of a registered company’s voting or nonvoting securities may be required to file an application, be investigated and have that person’s suitability as a beneficial owner of voting securities determined if the Nevada Gaming Commission has reason to believe that the ownership would be inconsistent with the declared policies of the State of Nevada. If the beneficial owner of the voting or nonvoting securities of Wynn Resorts who must be found suitable is a corporation, partnership, limited partnership, limited liability company or trust, it must submit detailed business and financial information including a list of its beneficial owners. The applicant must pay all costs of the investigation incurred by the Nevada Gaming Authorities in conducting any investigation.

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

The articles of incorporation of Wynn Resorts include provisions intended to assist its implementation of the above restrictions.

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

Approval of Public Offerings. We may not make a public offering without the prior approval of the Nevada Gaming Commission if the proceeds from the offering are intended to be used to construct, acquire or finance gaming facilities in Nevada, or to retire or extend obligations incurred for those purposes or for similar transactions. On March 22, 2007, the Nevada Gaming Commission granted us prior approval, subject to certain conditions, to make public offerings for a period of two years (the “Shelf Approval”). The Shelf Approval also applies to any affiliated company wholly owned by us which is a publicly traded corporation or would thereby become a publicly traded corporation pursuant to a public offering. The Shelf Approval may be rescinded for good cause without prior notice upon the issuance of an interlocutory stop order by the Chairman of the Nevada

State Gaming Control Board. The Shelf Approval does not constitute a finding, recommendation or approval by any of the Nevada Gaming Authorities as to the accuracy or adequacy of the offering memorandum or the investment merits of the securities. Any representation to the contrary is unlawful. We have applied for a new Shelf Approval which is scheduled to be heard in March 2009.

Approval of Changes in Control. A registered company must obtain the prior approval of the Nevada Gaming Commission with respect to a change in control through merger; consolidation; stock or asset acquisitions; management or consulting agreements; or any act or conduct by a person by which the person obtains control of the registered company.

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

Approval of Defensive Tactics. The Nevada legislature has declared that some corporate acquisitions opposed by management, repurchases of voting securities and corporate defense tactics affecting Nevada corporate gaming licensees or affecting registered companies that are affiliated with the operations of Nevada gaming licensees may be harmful to stable and productive corporate gaming. The Nevada Gaming Commission has established a regulatory scheme to reduce the potential adverse effects of these business practices upon Nevada’s gaming industry and to further Nevada’s policy in order to:

•	assure the financial stability of corporate gaming licensees and their affiliated companies;

•	preserve the beneficial aspects of conducting business in the corporate form; and

•	promote a neutral environment for the orderly governance of corporate affairs.

Approvals may be required from the Nevada Gaming Commission before a registered company can make exceptional repurchases of voting securities above its current market price and before a corporate acquisition opposed by management can be consummated. The Nevada Gaming Control Act also requires prior approval of a plan of recapitalization proposed by a registered company’s board of directors in response to a tender offer made directly to its stockholders for the purpose of acquiring control.

Fees and Taxes. License fees and taxes, computed in various ways depending on the type of gaming or activity involved, are payable to the State of Nevada and to the counties and cities in which the licensed subsidiaries’ respective operations are conducted. Depending upon the particular fee or tax involved, these fees and taxes are payable monthly, quarterly or annually and are based upon :

•	a percentage of the gross revenue received;

•	the number of gaming devices operated; or,

•	the number of table games operated.

A live entertainment tax also is imposed on admission charges and sales of food, beverages and merchandise where live entertainment is furnished.

Foreign Gaming Investigations. Any person who is licensed, required to be licensed, registered, required to be registered in Nevada, or is under common control with such persons (collectively, “licensees”), and who proposes to become involved in a gaming venture outside of Nevada, is required to deposit with the Nevada State Gaming Control Board, and thereafter maintain, a revolving fund in the amount of $10,000 to pay the expenses of investigation of the Nevada State Gaming Control Board of the licensee’s or registrant’s participation in such foreign gaming. The revolving fund is subject to increase or decrease at the discretion of the Nevada Gaming

Commission. Licensees and registrants are required to comply with the foreign gaming reporting requirements imposed by the Nevada Gaming Control Act. A licensee or registrant is also subject to disciplinary action by the Nevada Gaming Commission if it:

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

Licenses for Conduct of Gaming and Sale of Alcoholic Beverages. The conduct of gaming activities and the service and sale of alcoholic beverages at Wynn Las Vegas and Encore are subject to licensing, control and regulation by the Clark County Liquor and Gaming Licensing Board, which has granted Wynn Las Vegas, LLC, licenses for such purposes. In addition to approving Wynn Las Vegas, LLC, the Clark County Liquor and Gaming Licensing Board has the authority to approve all persons owning or controlling the stock of any corporation controlling a gaming license. Clark County gaming and liquor licenses are not transferable. The County has full power to limit, condition, suspend or revoke any license. Any disciplinary action could, and revocation would, have a substantial negative impact upon our operations.

Seasonality

We may experience fluctuations in revenues and cash flows from month to month, however, we do not believe that our business is materially impacted by seasonality.

Employees

As of December 31, 2008, we had a total of approximately 13,200 employees.

During 2006, we entered into a collective bargaining agreement with the Culinary and Bartenders Union local covering approximately 6,300 of our employees. In May 2007, the dealers at Wynn Las Vegas elected the Transportation Workers Union to represent them. We are currently negotiating a contract with the Transportation Workers Union. Certain other unions may seek to organize the workers at Wynn Las Vegas and Encore. Unionization, pressure to unionize, or other forms of collective bargaining could increase our labor costs.

Intellectual Property

Our most important marks are our trademarks and service marks that use the name “WYNN”. Holdings has filed applications with the U.S. Patent and Trademark Office (“PTO”) and various foreign patent and trademark registries, to register a variety of the WYNN-related trademarks and service marks in connection with a variety of goods and services. These marks include “WYNN LAS VEGAS” and “ENCORE”. Some of the applications are based upon ongoing use and others are based upon a bona fide intent to use the marks in the future.

A common element of most of these marks is the use of the surname, “WYNN.” As a general rule, a surname (or a mark primarily constituting a surname) is not registerable unless the surname has acquired “secondary meaning.” To date, Holdings has been successful in demonstrating to the PTO such secondary meaning for the Wynn name in certain of the applications based upon Mr. Wynn’s prominence as a resort developer.

Federal registrations are not completely dispositive of the right to such marks. Third parties who claim prior rights with respect to similar marks may nonetheless challenge our right to obtain registrations or our use of the marks and seek to overcome the presumptions afforded by such registrations.

We have also filed applications with various foreign patent and trademark registries including registries in Macau, China, Singapore, Hong Kong, Taiwan, Japan, certain European countries and various other jurisdictions throughout the world to register a variety of WYNN-related trademarks and service marks in connection with a variety of goods and services. These marks include many of the same marks filed with the United States Patent and Trademark Office and include “WYNN LAS VEGAS” and “ENCORE”. Some of the applications are based upon ongoing use and others are based upon a bona fide intent to use the marks in the future.

We recognize that our intellectual property assets, especially the logo version of “WYNN”, are among our most valuable assets. As a result, and in connection with expansion of our resort and gaming activities outside the United States, we have undertaken a program to register our trademarks and other intellectual property rights in all relevant jurisdictions. We have retained counsel and intend to take all steps necessary to not only acquire, but protect our intellectual property rights against unauthorized use throughout the world.

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

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Certain information included in this Annual Report on Form 10-K contains statements that are forward-looking, including, but not limited to, statements relating to our business strategy and development activities as well as other capital spending, financing sources, the effects of regulation (including gaming and tax regulations), expectations concerning future operations, profitability and competition. Any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, in some cases you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “would,” “could,” “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “continue” or the negative of these terms or other comparable terminology. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by us. These risks and uncertainties include, but are not limited to, those set forth in Item 1A (Risk Factors) as well as the following:

•	adverse tourism trends given the current domestic and international economic conditions;

•	volatility and weakness in world-wide credit and financial markets globally and from governmental intervention in the financial markets;

•	general global macroeconomic conditions;

•	further decreases in levels of travel, leisure and consumer spending;

•	fluctuation in occupancy rates and average daily room rates;

•	conditions precedent to funding under the agreements governing the disbursement of the proceeds of borrowings under our credit facilities;

•	continued compliance with all provisions in our credit agreements;

•	competition in the casino/hotel and resort industries and action taken by our competitors in reaction to adverse economic conditions;

•	new development and construction activities of competitors;

•	our dependence on Stephen A. Wynn and existing management;

•	our dependence on two properties for all of our cash flow;

•	leverage and debt service (including sensitivity to fluctuations in interest rates);

•	changes in federal or state tax laws or the administration of such laws;

•	changes in state law regarding water rights;

•	changes in gaming laws or regulations (including the legalization of gaming in certain jurisdictions);

•	applications for licenses and approvals under applicable jurisdictional laws and regulations (including gaming laws and regulations);

•

the impact that an outbreak of an infectious disease, such as avian flu, or the impact of a natural disaster, such as the tsunami which struck southeast Asia in December 2004, may have on the travel and leisure industry;

•	the consequences of the war in Iraq and other military conflicts in the Middle East and any future security alerts and/or terrorist attacks; and

•	pending or future legal proceedings.

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

We have a substantial amount of consolidated debt in relation to our equity. As of December 31, 2008, we had total outstanding debt of approximately $2.8 billion. In addition, our credit agreement and indenture permit us to incur additional indebtedness in connection with potential expansion plans under certain circumstances in the future. Our substantial indebtedness could have important consequences. For example:

•

if we fail to meet our payment obligations or otherwise default under the agreements governing our indebtedness, the lenders under those agreements will have the right to accelerate the indebtedness and exercise other rights and remedies against us. These rights and remedies include rights to:

•	repossess and foreclose upon the assets that serve as collateral;

•	initiate judicial foreclosure against us; and

•	petition a court to appoint a receiver for us or for substantially all of our assets.

•

we are required to use a substantial portion of our cash flow from the operations of Wynn Las Vegas and Encore to service and amortize our indebtedness and to pay final construction and retention payables for Encore (approximately $202 million at December 31, 2008) which will reduce the amount of available cash, if any, to fund working capital, other capital expenditures and other general corporate purposes, and may give us greater exposure to the current adverse economic and industry condition;

•

we may experience decreased revenues from our operations attributable to decreases in consumer spending levels due to the current adverse economic and industry conditions, and could fail to generate sufficient cash to fund our liquidity needs and/or fail to satisfy the financial and other restrictive covenants to which we are subject to under our existing indebtedness. We cannot provide assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available to us in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs;

•	we may have a limited ability to respond to changing business and economic conditions and to withstand competitive pressures, which may affect our financial condition;

•	we may not be able to obtain additional financing if needed, satisfy working capital requirements, or pay for other capital expenditures, debt service or other obligations;

•	under our credit facilities, rates we pay will fluctuate with market rates and, accordingly, our interest expense will increase if market interest rates increase; and

•

if we fail to pay our debts generally as they become due, unsecured creditors that we fail to pay may initiate involuntary bankruptcy proceedings against us, subject to the requirements of the United States Bankruptcy Code, and such bankruptcy proceedings will delay or impair the repayment of our credit facilities and first mortgage notes.

Under the terms of the documents governing our debt facilities, we may, subject to certain limitations, be permitted to incur additional indebtedness, including secured senior and subordinated indebtedness. If we incur additional indebtedness, the risks described above will be exacerbated.

The agreements governing our debt facilities contain certain financial covenants and other covenants that restrict our ability to engage in certain transactions and may impair our ability to respond to changing business and economic conditions.

Our debt facilities require us to satisfy various financial covenants, which include requirements for a minimum interest coverage ratio and a ratio pertaining to total debt to earnings before interest, tax, depreciation and amortization. If our operations fail to generate adequate cash flow, we may violate those covenants causing a default in our agreements. Future indebtedness or other contracts could contain covenants more restrictive than those contained in our existing debt facilities.

Our ability to comply with the terms of our outstanding facilities may be affected by general economic conditions, industry conditions and other events some of which may be beyond our control. As a result, we may not be able to maintain compliance with these covenants. Our failure to comply with the terms of our debt facilities, including failure as a result of events beyond our control, could result in an event of default, which could materially and adversely affect our operating results and our financial condition or result in our lenders taking action to enforce their security interests in our various assets.

The agreements governing our debt facilities also contain restrictions on our ability to engage in certain transactions and may limit our ability to respond to changing business and economic conditions. The debt facilities impose operating and financial restrictions on us and our restricted subsidiaries, including, among other things, limitations on the ability to:

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

Risks Related to our Business

Continued weakness and further weakening in global economic conditions may adversely affect consumer and corporate spending and tourism trends, resulting in additional deterioration in our business.

Discretionary consumer spending has been adversely affected by the current economic crisis. Worldwide, consumers are traveling less and spending less when they do travel. Likewise, corporate spending on conventions and business development is being significantly curtailed as businesses cut their budgets. Since our business model relies on significant expenditures on luxury and discretionary items, continuation or deepening of the crisis will adversely affect our operations.

The current conditions in the world’s financial and credit markets adversely affects prospects of debt refinancing, availability of credit to us and to our customers and the profitability of our business.

There was unprecedented deterioration in financial and credit markets worldwide in 2008. There can be no assurance that the decline is over and there can be no assurance that government response to these conditions will successfully address the fundamental weakness, restore consumer confidence or lead to improvement or increase liquidity in the markets. Customer demand for luxury amenities and leisure activities that we offer may be depressed or continue to decline.

There have been and will continue to be large additions to the room supply in Las Vegas.

There have been and will continue to be large additions to the room supply in Las Vegas. Even after the global economy begins to recover, there may be excess supply particularly in the luxury segment.

We are entirely dependent on two properties for all of our cash flow, which subjects us to greater risks than a gaming company with more operating properties.

We do not expect to have material assets or operations other than Wynn Las Vegas and Encore. We are entirely dependent upon Wynn Las Vegas and Encore for all of our cash flow. As a result, we are subject to a greater degree of risk than a gaming company with more operating properties. The risks to which we have a greater degree of exposure include the following:

•	local economic and competitive conditions;

•	changes in local and state governmental laws and regulations, including gaming laws and regulations;

•	natural and other disasters;

•

an increase in the cost of utilities for our properties as a result of, among other things, power shortages in California or other western states with which Nevada shares a single regional power grid or a shortage of natural resources such as water;

•	a decline in the number of visitors to Las Vegas; and

•	a decrease in gaming and non-gaming activities at Wynn Las Vegas and Encore.

Any of the factors outlined above could negatively affect our ability to generate sufficient cash flow to make payments or maintain our covenants with respect to our debt.

Our casino, hotel, convention and other facilities face intense competition.

The casino/hotel industry is highly competitive and additional developments are currently underway. Resorts located on or near the Las Vegas Strip compete with other Las Vegas Strip hotels and with other hotel casinos in Las Vegas on the basis of overall atmosphere, range of amenities, level of service, price, location, entertainment, theme and size, among other factors. Wynn Las Vegas and Encore may also compete with one another.

Wynn Las Vegas and Encore also compete with other hotel/casino facilities in other cities, riverboat gaming facilities in other states, casino facilities on Native American lands and elsewhere in the world, state lotteries and other forms of gaming. The proliferation of gaming activities in other areas could significantly harm our business as well. The impact on our business from the legalization of gaming activities in other metropolitan areas is unclear at this time. In addition, new or renovated casinos in Macau or elsewhere in Asia could draw Asian gaming customers, including high-rollers, away from Wynn Las Vegas and Encore.

Our business relies on high-end, international customers to whom we often extend credit, and we may not be able to collect gaming receivables from our credit players or credit play may decrease.

A significant portion of our table game revenue at Wynn Las Vegas and Encore is attributable to the play of a limited number of international customers. The loss or a reduction in the play of the most significant of these customers could have a substantial negative effect on our future operating results. A continued downturn in economic conditions in the countries in which these customers reside could cause a further reduction in the frequency of visits by and revenue generated from these customers.

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

In addition, high-end gaming is more volatile than other forms of gaming, and variances in win-loss results attributable to high-end gaming may have a positive or negative impact on cash flow and earnings in a particular quarter.

While gaming debts evidenced by a credit instrument, including what is commonly referred to as a “marker,” and judgments on gaming debts are enforceable under the current laws of Nevada, and judgments on gaming debts are enforceable in all states under the Full Faith and Credit Clause of the United States Constitution, other jurisdictions may determine that direct or indirect enforcement of gaming debts is against public policy. Although courts of some foreign nations will enforce gaming debts directly and the assets in the United States of foreign debtors may be used to satisfy a judgment, judgments on gaming debts from U.S. courts are not binding on the courts of many foreign nations. We cannot assure you that we will be able to collect the full amount of gaming debts owed to us, even in jurisdictions that enforce gaming debts. Recent dramatic changes in the economic conditions may make it more difficult to assess creditworthiness and more difficult to collect the full amounts of any gaming debt owed to us. Our inability to collect gaming debts could have a significant negative impact on our operating results.

Our business is particularly sensitive to reductions in discretionary consumer spending as a result of downturns in the economy.

Consumer demand for hotel/casino resorts, trade shows and conventions and for the type of luxury amenities we offer is particularly sensitive to downturns in the economy and the corresponding impact on discretionary spending on leisure activities. Changes in discretionary consumer spending or consumer preferences brought about by the factors such as perceived or actual general economic conditions, the current housing crisis, the current credit crisis, bank failures and the potential for additional bank failures, perceived or actual disposable consumer income and wealth, the current global economic recession and changes in consumer confidence in the economy, or fears of war and future acts of terrorism could reduce customer demand for the luxury amenities and leisure activities we offer, and may have a significant negative impact on our operating results.

The current recession and economic crisis have resulted in a significant decline in the amount of tourism and spending in Las Vegas. In the fourth quarter, the occupancy rates across Las Vegas have declined by approximately 9.9%, room rates have declined by approximately 12.3% and Las Vegas Strip gaming revenue has declined approximately 21.7%, compared to the fourth quarter of 2007. We have also recently experienced increased levels of attrition and cancellation in the group business segment. If these trends continue, our financial condition, results of operations and cash flows will be adversely affected.

We are subject to extensive state and local regulation, and licensing and gaming authorities have significant control over our operations, which could have a negative effect on our business.

The operations of Wynn Las Vegas and Encore are contingent upon maintaining all necessary regulatory licenses, permits, approvals, registrations, findings of suitability, orders and authorizations. The laws, regulations and ordinances requiring these licenses, permits and other approvals generally relate to the responsibility, financial stability and character of the owners and managers of gaming operations, as well as persons financially interested or involved in gaming operations. The scope of the approvals required to open and operate a facility is extensive. We received all approvals for the opening of Wynn Las Vegas on April 28, 2005 and Encore on December 22, 2008; however, we are subject to ongoing regulation to maintain these operations.

The Nevada Gaming Commission may, in its discretion, require the holder of any debt or securities that we or Wynn Resorts issue to file applications, be investigated and be found suitable to own our or Wynn Resorts’ securities if it has reason to believe that the security ownership would be inconsistent with the declared policies of the State of Nevada.

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

We are subject to taxation by various governments and agencies. The rate of taxation could change.

We are subject to taxation in the United States at the federal, state and local level. Specific rates of taxation can be changed by legislative action. Increases in taxation could adversely affect our results.

Terrorism and the uncertainty of military conflicts, as well as other factors affecting discretionary consumer spending, may harm our operating results.

The strength and profitability of our business depends on consumer demand for hotel casino resorts in general and for the type of luxury amenities Wynn Las Vegas and Encore offer. Changes in consumer preferences or discretionary consumer spending could harm our business. The terrorist attacks of September 11, 2001, other terrorist activities in the United States and elsewhere, military conflicts in Iraq and in the Middle East, past outbreaks of infectious disease and tsunamis, among other things, have had negative impacts on travel and leisure expenditures, including lodging, gaming and tourism. We cannot predict the extent to which similar events and conditions may continue to affect us, directly or indirectly, in the future. An extended period of reduced discretionary spending and/or disruptions or declines in airline travel and business conventions could significantly harm our operations. In particular, because our business will rely heavily upon high-end customers, particularly international customers, factors resulting in a decreased propensity to travel internationally could have a negative impact on our operations.

In addition to terrorist activities, military conflicts, the outbreak of infectious diseases such as the avian flu or the impact of a natural disaster such as a tsunami or typhoon, other factors affecting travel and discretionary consumer spending, including general economic conditions, disposable consumer income, fears of recession and reduced consumer confidence in the economy, may negatively impact our business. Negative changes in any factors affecting discretionary spending could reduce customer demand for the products and services we offer, thus imposing practical limits on pricing and harming our operations.

Our insurance coverage may not be adequate to cover all possible losses that we could suffer, and our insurance costs may increase.

The terrorist attacks of September 11, 2001 have substantially affected the availability of insurance coverage for certain types of damages or occurrences. We currently have insurance coverage for occurrences of terrorist acts with respect to our properties for up to $800 million of losses that could result from these acts. However, these types of acts could expose us to losses that exceed our coverage and could have a significant negative impact on our operations.

In addition, insurance premiums have increased and we may not have sufficient insurance coverage in the event of a catastrophic property or casualty loss. We may also suffer disruption of our business in the event of a terrorist attack or other catastrophic property or casualty loss or be subject to claims by third parties injured or harmed. While we currently carry general liability insurance and business interruption insurance, such insurance may not be adequate to cover all losses in such event. In the event that insurance premiums continue to increase, we may not be able to maintain the insurance coverages we currently have or otherwise be able to maintain adequate insurance protection.

If a third party successfully challenges Holdings’ ownership of, or right to use, the Wynn-related service marks, our business or results of operations could be harmed.

We have sublicensed certain Wynn-related trademarks and services from Holdings. Holdings has filed applications with the United States Patent and Trademark Office (“PTO”), to register a variety of WYNN-related trademarks and service marks in connection with a variety of goods and services. These marks include “WYNN LAS VEGAS” and “ENCORE.” Some of the applications are based upon ongoing use and others are based upon a bona fide intent to use the marks in the future.

A common element of most of these marks is the use of the surname, “WYNN.” As a general rule, a surname (or a mark primarily constituting a surname) cannot be registered unless the surname has acquired “secondary meaning.” To date, Holdings has been successful in demonstrating to the PTO such secondary meaning for the Wynn name, in certain of the applications, based upon Mr. Wynn’s prominence as a resort developer, but we cannot assure you that we will be successful with the other pending applications.

Even if Holdings is able to obtain registration of the WYNN-related marks, such federal registrations are not completely dispositive of the right to such marks. Third parties who claim prior rights with respect to similar marks may nonetheless challenge our right to obtain registrations or our use of the marks and seek to overcome the presumptions afforded by such registrations.

We have also filed applications with various foreign patent and trademark registries including registries in Macau, China, Hong Kong, Taiwan, Japan, certain European countries and various other jurisdictions throughout the world to register a variety of WYNN-related trademarks and service marks in connection with a variety of goods and services. These marks include many of the same marks filed with the United States Patent and Trademark Office and include “WYNN LAS VEGAS” and “ENCORE.” Some of the applications are based upon ongoing use and others are based upon a bona fide intent to use the marks in the future.

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

Historically, trademarks and service marks have been the principal form of intellectual property rights relevant to the gaming industry. However, due to the increased use of technology in computerized gaming machines and in business operations generally, other forms of intellectual property rights (such as patents and copyrights) are becoming of increased relevance. It is possible that, in the future, third parties might assert superior intellectual property rights or allege that their intellectual property rights cover some aspect of our operations. The defense of such allegations may result in substantial expenses, and, if such claims are successfully prosecuted, may have a material impact on our business.

The loss of Stephen A. Wynn could significantly harm our business.

Our ability to maintain our competitive position is dependent to a large degree on the efforts and skills of Stephen A. Wynn, the Chairman of the Board, Chief Executive Officer and one of the principal stockholders of

Wynn Resorts. In 2008, Wynn Resorts extended the term of Mr. Wynn’s employment agreement until October 2020. However, we cannot assure you that Mr. Wynn will remain with Wynn Resorts. If Wynn Resorts loses the services of Mr. Wynn, or if he is unable to devote sufficient attention to our operations for any other reason, our business may be significantly impaired. In addition, if Mr. Wynn is no longer either employed by Wynn Resorts as Chief Executive Officer or serving as Chairman of the Board, other than as a result of death or disability or other limited circumstances, it would constitute a change of control that would require us to offer to repay the first mortgage notes and would constitute an event of default under our credit facilities.

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

On November 13, 2006, the Board of Wynn Resorts approved an amendment of its bylaws that exempts future acquisitions of shares of Wynn Resorts’ common stock by either Mr. Wynn or Aruze USA, Inc. (each owning approximately 21% of our common stock as of December 31, 2008) from Nevada’s acquisition of controlling interest statutes. The Nevada acquisition of controlling interest statutes require stockholder approval in order to exercise voting rights in connection with any acquisition of a controlling interest in certain Nevada corporations unless the articles of incorporation or bylaws of the corporation in effect on the 10th day following the acquisition of a controlling interest by certain acquiring persons provide that these statutes do not apply to the corporation or to the acquisition specifically by types of existing or future stockholders. These statutes define a “controlling interest” as (i) one-fifth or more but less than one-third, (ii) one-third or more but less than a majority, or (iii) a majority or more, of the voting power in the election of directors. As a result of the bylaw amendment, either Mr. Wynn or Aruze USA, Inc. or their respective affiliates may acquire ownership of outstanding voting shares of Wynn Resorts permitting them to exercise more than one-third but less than a majority, or a majority or more, of all of the voting power of the corporation in the election of directors, without requiring a resolution of the stockholders of the corporation granting voting rights in the control shares acquired.

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

We have incurred costs to comply with environmental requirements, such as those relating to discharges into the air, water and land, the handling and disposal of solid and hazardous waste and the cleanup of properties affected by hazardous substances. Under these and other environmental requirements we may be required to investigate and clean up hazardous or toxic substances or chemical releases at our property. As an owner or operator, we could also be held responsible to a governmental entity or third parties for property damage, personal injury and investigation and cleanup costs incurred by them in connection with any contamination.

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

Any violation of the Foreign Corrupt Practices Act or applicable Anti-Money Laundering Regulation could have a negative impact on us.

We are subject to regulations imposed by the Foreign Corrupt Practices Act (the “FCPA”), which generally prohibits U.S. companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or retaining business. Any determination that we have violated the FCPA could have a material adverse effect on our financial condition. We also deal with significant amounts of cash in our operations and are subject to various reporting and anti-money laundering regulations. Any violation of anti-money laundering laws or regulations by any of our properties could have a negative effect on our results of operations.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Las Vegas Land

We currently own approximately 240 acres of land on or near the Las Vegas Strip. This consists of approximately 75 acres at the northeast corner of the intersection of Las Vegas Boulevard and Sands Avenue on which Wynn Las Vegas and Encore are located, the approximately 142-acre golf course behind Wynn Las Vegas, approximately 5 acres adjacent to the golf course on which an office building is located and approximately 18 acres located across from the Wynn Las Vegas site at Koval Lane and Sands Avenue, a portion of which is improved with an employee parking garage. Our Las Vegas property, with limited exceptions, is encumbered by a first priority security interest in favor of our lenders under our first mortgage notes and bank credit facilities.

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

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of our security holder during the fourth quarter of 2008.

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

Distributions

We have never declared or paid cash distributions on our membership interests. We currently intend to retain all available funds and any future consolidated earnings to fund our operations and the development and growth of our business and therefore do not anticipate paying any cash distributions.

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

	Years Ended December 31,
	2008	2007	2006	2005	2004
	(in thousands)
Consolidated Statement of Operations Data:
Net revenues [1]	$1,099,891	$1,295,851	$1,139,348	$722,292	$—
Pre-opening costs	72,373	6,457	2,020	67,454	41,073
Operating income (loss)	(58,350)	200,621	116,456	13,056	(46,431)
Net income (loss)	(129,794)	124,219	9,808	(45,274)	(160,502)

	As of December 31,
	2008	2007	2006	2005	2004
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$123,315	$146,521	$93,820	$87,777	$25,691
Restricted cash and investments [2]	—	31,052	197,517	394,757	778,590
Construction in progress	4,579	865,130	214,574	30,996	1,448,529
Total assets	4,584,271	3,647,256	3,119,888	3,195,828	2,788,302
Total long-term obligations [3]	2,898,378	2,035,653	1,683,906	1,763,995	1,356,593
Members equity	1,257,563	1,375,020	1,242,770	1,224,829	1,276,868

[1]	Wynn Las Vegas opened on April 28, 2005 and Encore opened on December 22, 2008.
[2]	Restricted cash and investments primarily reflect the proceeds of our debt and equity financings that were restricted for the construction of Encore and prior to December 31, 2005, for Wynn Las Vegas.
[3]	Includes the current portion of long-term debt and long-term amounts due to affiliates.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K.

Overview

We are a developer, owner and operator of destination casino resorts. We currently own and operate Wynn Las Vegas, a destination casino resort in Las Vegas, Nevada, which opened on April 28, 2005, and Encore at Wynn Las Vegas (“Encore”), a destination casino resort located adjacent to Wynn Las Vegas, which opened on December 22, 2008. Until the opening of Wynn Las Vegas in 2005, we were solely a development stage company.

Our Resorts

The following table sets forth information about our operating properties as of February 2009:

	Hotel Rooms & Suites	Approximate Casino Square Footage	Approximate Number of Table Games	Approximate Number of Slots
Wynn Las Vegas	2,716	111,000	135	1,935
Encore	2,034	72,000	95	835

Wynn Las Vegas

Wynn Las Vegas is located at the intersection of the Las Vegas Strip and Sands Avenue, occupies approximately 217 acres of land fronting the Las Vegas Strip and utilizes approximately 18 additional acres across Sands Avenue, a portion of which is improved with an employee parking garage.

We believe Wynn Las Vegas is the preeminent destination casino resort on the Strip in Las Vegas. Wynn Las Vegas currently features:

•	An approximately 111,000 square foot casino offering 24-hour gaming and a full range of games, including private baccarat salons, a poker room, and a sports book;

•	Luxury hotel accommodations in 2,716 spacious hotel rooms, suites and villas;

•	22 food and beverage outlets including the AAA Five Diamond, Mobil Five Star and Michelin award-winning restaurant, Alex;

•	A Ferrari and Maserati automobile dealership;

•

Approximately 74,000 square feet of high-end, brand-name retail shopping, including stores and boutiques featuring Alexander McQueen, Brioni, Cartier, Chanel, Dior, Graff, Louis Vuitton, Manolo Blahnik, Oscar de la Renta, Vertu and others;

•	Recreation and leisure facilities, including an 18-hole golf course, five swimming pools, private cabanas and full service spa and salon; and

•	A showroom, two nightclubs and a lounge.

Encore

We opened Encore on December 22, 2008. This resort is located immediately adjacent to and connected with Wynn Las Vegas. Encore currently features:

•	An approximately 72,000 square foot casino offering 24-hour gaming and a full range of games, including private baccarat salons and a sports book;

•	Luxury hotel accommodation in 2,034 all-suite rooms;

•	Twelve food and beverage outlets;

•	Approximately 27,000 square feet of high-end brand name retail shopping, including stores and boutiques featuring Hermes, Chanel and Rock & Republic;

•	Recreation and leisure facilities including swimming pools, private cabanas and a full service spa and salon; and

•	A showroom, nightclub and lounges.

Construction and Future Development

In response to our evaluation of our properties and the reactions of our guests, we have and expect to continue to remodel and make enhancements and refinements at both Wynn Las Vegas and Encore.

Approximately 142 acres of land comprising Wynn Las Vegas and Encore is currently improved with a golf course. While we may develop this property in the future; due to the current economic environment and certain restrictions in our credit facilities, we have no immediate plans to develop this property.

Current Economic and Operating Environment

Due to a number of factors affecting consumers, including a slowdown in global economies, contracting credit markets, reduced consumer and corporate spending, and new U.S. political leadership, the outlook for the gaming, travel, and entertainment industries both domestically and abroad remains highly uncertain. Auto traffic into Las Vegas, airline capacity and air travel to McCarran International airport have declined, resulting in lower casino volumes and a reduced demand for hotel rooms. This slow down was particularly significant in the fourth quarter of 2008 and has continued into the first quarter of 2009. Based on our experience in 2008 and current market conditions, we believe that Wynn Las Vegas and Encore has in the last several months, and will continue to experience lower than historical hotel occupancy rates, room rates, casino volumes and accordingly lower departmental profitability.

As a result of the current economic conditions, we have increasingly focused on efficiency initiatives that we began implementing at Wynn Las Vegas in early 2009. These initiatives include reductions in pay for salaried employees in Las Vegas, reduced work weeks for full-time hourly employees, the substantial reduction of 2009 bonus accruals and a suspension of the employer match to the 401(k) contributions. We expect that these initiatives, along with other operational efficiencies, will save approximately $75-$100 million annually.

The factors described above accelerated through 2008 with fourth quarter results in Las Vegas significantly weaker than 2007. Additionally, in early 2009, we have experienced cancellation and attrition of group business at greater than historical levels.

Results of Operations

Our results of operations for the year ended December 31, 2008, include 10 days of operations for Encore which opened on December 22, 2008. Encore did not significantly impact our results of operations for the year ended December 31, 2008.

We offer gaming, hotel accommodations, dining, entertainment, retail shopping, convention services and other amenities at Wynn Las Vegas and Encore. We currently rely solely upon the operations of Wynn Las Vegas and Encore for our operating cash flow. Concentration of our cash flows in two properties exposes us to certain risks that competitors, whose operations are more diversified, may be better able to control. In addition to the concentration of operations in two properties, many of our customers are high-end gaming customers who wager on credit, thus exposing us to increased credit risk. High-end gaming also increases the potential for variability in our results.

We recorded a net loss for the year ended December 31, 2008 of $129.8 million, which represents a $254 million decrease from the net income of $124.2 million recorded during the year ended December 31, 2007. This change is primarily due to decreases in revenues and operating income in our casino and hotel operations as identified below, a significant increase in pre-opening costs related to Encore, an increase in depreciation and amortization and an increase in property charges and other primarily related to the writeoff associated with the closure of the production show Spamalot.

Operating Measures

Certain key operating statistics specific to the gaming industry are included in our discussion of our operational performance for the periods for which a Consolidated Statement of Operations is presented. Below are definitions of the gaming statistics discussed:

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

Financial results for the year ended December 31, 2008 compared to financial results for the year ended December 31, 2007.

Revenues

Net revenues for the year ended December 31, 2008 were comprised of $479.7 million in net casino revenues (43.6% of total net revenues) and $620.2 million of net non-casino revenues (56.4% of total net revenues). Net revenues for the year ended December 31, 2007 were comprised of $642.3 million in net casino revenues (49.6% of total net revenues) and $653.5 million of net non-casino revenues (50.4% of total net revenues). Our results for 2008 include the 10 days of operations at Encore which opened December 22, 2008.

Casino revenues are comprised of the net win from our table games and slot machine operations. Casino revenues for the year ended December 31, 2008 of approximately $479.7 million represents a decrease of approximately $162.6 million (or 25.3%) from casino revenues of $642.3 million for the year ended December 31, 2007. For the year ended December 31, 2008, we experienced a 7.1% decrease in drop and our average table games win percentage (before discounts) of 20.0% was below the expected range of 21% to 24%. During the year ended December 31, 2007, our average table games win percentage (before discounts) was 25.3%. Slot handle decreased 12.9% during the year ended December 31, 2008 as compared to 2007, and our slot win percentage for the years ended December 31, 2008 and 2007 were within the expected range of 4.5% and 5.5%. As noted above, we believe the decrease in casino volumes reflect the overall slowdown in the global economy. In the fourth quarter of 2008, casino revenue at Wynn Las Vegas, including Encore, declined 43.3% compared to the fourth quarter of 2007 as a result of a decrease in table games drop of 20.2% and a decline in our average table games win percentage to 15.3% compared to 23.5% in the prior year fourth quarter. Slot handle at Wynn Las Vegas, including Encore, decreased 22.7% during the fourth quarter of 2008 compared to the fourth quarter of 2007.

For the year ended December 31, 2008, room revenues were approximately $268.5 million, which represents a $17.2 million (or 6%) decrease from the $285.7 million generated for the year ended December 31, 2007. The decrease is primarily driven by decreased occupancy and rates at Wynn Las Vegas, offset by revenues generated from the 10 days of operations at Encore. In the fourth quarter of 2008, room revenue at Wynn Las Vegas, including Encore, declined by 14% as our occupancy percentage declined 14.6% and the average daily rate declined 6%, all compared to the fourth quarter of 2007. Room rates have continued to decline as the economic slow down reduces demand for our product.

The table below sets forth key operating measures related to room revenue for Wynn Las Vegas, including Encore.

	For the Year Ended December 31,
	2008	2007
Average Daily Rate	$288	$300
Occupancy	91.8%	96.0%
REVPAR	$265	$288

Other non-casino revenues for the year ended December 31, 2008 included food and beverage revenues of approximately $305.7 million, retail revenues of approximately $86.1 million, entertainment revenues of approximately $66.2 million, and other revenues from outlets, including the spa and salon, of approximately $49.8 million. Other non-casino revenues for the year ended December 31, 2007 included food and beverage revenues of approximately $311 million, retail revenues of approximately $94.8 million, entertainment revenues of approximately $64.5 million, and other revenues from outlets, including the spa and salon, of approximately $50.2 million. Food and beverage revenues and retail revenues declined in 2008 as compared to 2007 as a result in fewer customers and customers spending less due to current economic conditions. Entertainment revenues increased approximately $10.9 million from Le Rêve at Wynn Las Vegas, offset by a decrease of $9.2 million due to the close of Spamalot in mid-July 2008. Together with the producers, we elected to end Spamalot’s run at Wynn Las Vegas in July 2008 pursuant to the terms of our contract. We have renovated the theater and on February 10, 2009, it reopened as the Encore Theater featuring Danny Gans.

Departmental, Administrative and Other Expenses

During the year ended December 31, 2008, departmental expenses included casino expenses of $258 million, rooms expenses of $73.8 million, food and beverage expenses of $188.5 million, and entertainment, retail and other expenses of $132.9 million. General and administrative expenses of approximately $199.5 million and approximately $24.9 million charged as a provision for doubtful accounts receivable. During the year ended December 31, 2007, departmental expenses included casino expenses of $276.5 million, room expenses of $75.8 million, food and beverage expenses of $192.5 million, and entertainment, retail and other expenses of $145.5 million. Also included are general and administrative expenses of approximately $199.8 million and approximately $21.1 million charged as a provision for doubtful accounts receivable. Departmental expenses decreased commensurate with the decrease in revenues. General and administrative expenses increased with the opening of Encore, offset by a reduction in employee bonuses for the year ended December 31, 2008. Our provision for doubtful accounts receivable increased compared to prior year primarily due to an additional provision in light of the current global economic uncertainties.

Management fees

Since opening Wynn Las Vegas, management fees payable to Wynn Resorts for certain corporate management services have been charged and accrued at a rate equal to 1.5% of net revenues. These fees will be paid upon meeting certain leverage ratios and satisfying certain other criteria set forth in our credit facilities. Management fees were $16.5 million for the year ended December 31, 2008 compared to $19.5 million for the prior year as a result of decreased revenues.

Pre-opening costs

Pre-opening costs for the year ended December 31, 2008 of $72.4 million increased by $65.9 million compared to the $6.5 million incurred during the year ended December 31, 2007. Pre-opening costs for the year ended December 31, 2008 relate to Encore. Pre-opening costs related to Encore ceased once it opened on December 22, 2008.

Depreciation and amortization

Depreciation and amortization expense for the year ended December 31, 2008 was $169.6 million an increase of $16.8 million compared to the $152.8 million incurred in the year ended December 31, 2007. This increase primarily related to the shortened estimated lives beginning in March 2008, of certain hotel room furniture, fixtures and equipment of Wynn Las Vegas based on a planned room renovation, and the opening of Encore. In light of current economic conditions, the room renovation has been postponed.

During the construction of Wynn Las Vegas and Encore, costs incurred in the construction of the buildings, improvements to land and the purchases of assets for use in operations were capitalized. Once Wynn Las Vegas and Encore opened on April 28, 2005 and December 22, 2008, respectively, these assets were placed into service and we began recognizing the associated depreciation expense. Depreciation expense will continue throughout the estimated useful lives of these assets. In addition, we continually evaluate the useful life of our property and equipment, intangibles and other assets. When circumstances require a revision to those estimates of useful life, we adjust them accordingly.

Property charges and other

Property charges and other for the year ended December 31, 2008 of $22.4 million increased by $16.4 million compared to the $6 million incurred for the year ended December 31, 2007.

Based upon our evaluation of Wynn Las Vegas and the reactions of our guests, we continue to make enhancements and refinements to Wynn Las Vegas. Costs relating to assets retired as a result of these enhancement and remodel efforts have been expensed as property charges. During the year ended December 31, 2008, property charges included $17.8 million of costs associated with Spamalot at Wynn Las Vegas which closed in mid-July 2008. Together with the producers, we elected to end the show’s run at Wynn Las Vegas pursuant to the contract. The charge includes production rights that were included in intangible assets, show production costs that were included in other assets and certain other property and equipment. The remaining property charges were related to miscellaneous renovations and abandonments at Wynn Las Vegas.

Property charges for the year ended December 31, 2007 were related to renovations to portions of the Le Rêve Theater, the abandonment of a marquee sign, the conversion of two retail outlets and a nightclub at Wynn Las Vegas.

We expect to continue to remodel and make enhancements at our properties.

Other non-operating costs and expenses

Interest income was $4.8 million for the year ended December 31, 2008, a decrease of $9.4 million compared to $14.2 million for the year ended December 31, 2007. This decrease was primarily due to reduced interest income earned on invested cash balances during the year ended December 31, 2008 compared to 2007 as our cash was used to fund costs related to the development and construction of Encore, along with a decrease in interest rates on our invested cash balance.

Interest expense was $75.9 million, net of capitalized interest of $80.4 million for the year ended December 31, 2008 compared to $86.1 million, net of capitalized interest of $33.6 million, for the year ended December 31, 2007. Interest expense increased approximately $24.1 million related to the additional $400 million first mortgage notes issued in November 2007 and approximately $12.5 million net related to borrowings under the Wynn Las Vegas Credit Facilities and other. This increase was offset by an approximate $46.8 million increase in capitalized interest due to the construction costs of Encore. In future periods, interest expense will increase significantly as we no longer capitalize such costs with the opening of Encore.

Our interest rate swap was accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activity”, as amended. The fair value of our interest rate swap was recorded as either an asset or liability with changes in the fair value of the interest rate swap recorded as an increase (decrease) in swap fair value. We recorded a decrease in swap fair value of approximately $0.4 million for the year ended December 31, 2008 and a decrease in swap fair value of approximately $4.4 million for the year ended December 31, 2007 resulting from a decrease in the fair value of our interest rate swap from December 31, 2007 to December 31, 2008 and a decrease in the fair value of our interest rate swap from December 31, 2006 to December 31, 2007, respectively.

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

Liquidity and Capital Resources

Cash Flow from Operations

Our operating cash flows are primarily affected by the operating income generated by Wynn Las Vegas and Encore, interest paid, and non-cash charges included in operating income. Net cash provided by operations for the year ended December 31, 2008 was $135.1 million compared to $315.7 million provided by operations for the year ended December 31, 2007. This decrease is due to the decrease in operating income as a result of a decline in operational results especially in the casino and hotel departments as noted above and an increase in pre-opening costs of $65.9 million.

Capital Resources

At December 31, 2008, we had approximately $123.3 million of cash and cash equivalents available for use without restriction, including for operations, debt service and retirement, funding the remaining construction and retention payables related to Encore (approximately $202 million as of December 31, 2008), new development activities, enhancements to Wynn Las Vegas and Encore and general corporate purposes. We require a certain amount of cash on hand for operations. We will require additional funds to pay the final construction and retention payables related to Encore. We anticipate such funds, together with any other cash needs during 2009 in excess of what we generate from operations or additional borrowings, will be provided with capital contributions from Wynn Resorts. Subsequent to December 31, 2008, Wynn Resorts made $100 million of such contributions. Except for scheduled quarterly payments on one note payable, we have no debt maturities until August 2011.

Cash Flows—Investing Activities

Capital expenditures were approximately $1.1 billion for the year ended December 31, 2008 and were almost entirely related to Encore. There was also a decrease in our restricted cash balances which was used to pay construction payables. On April 28, 2006, we commenced construction on Encore which opened on December 22, 2008. Total costs of the project did not exceed our project budget of approximately $2.3 billion for Encore and related capital improvements. During 2008, the project was funded with proceeds from our Wynn Las Vegas Credit Facilities and operating cash flow from Wynn Las Vegas.

Note Receivable from Wynn Resorts

On August 15, 2005, the Company loaned $80 million to Wynn Resorts. In July 2008, Wynn Resorts repaid the $80 million.

Financing Activities

Wynn Las Vegas and Encore

As of December 31, 2008, our Wynn Las Vegas credit facilities consist of a $900 million revolving credit facility (the “Wynn Las Vegas Revolver”) and a $225 million term loan facility (the “Wynn Las Vegas Term Loan”) ( together the “Wynn Las Vegas Credit Facilities”). For borrowings under the Wynn Las Vegas Term Loan we have historically elected Eurodollar loans which bear interest at the 1-month LIBOR and include a margin of 1.875% on that outstanding balance. We had a $200 million notional amount interest rate swap to essentially fix the interest on $200 million of the Wynn Las Vegas Term Loan at the rate of 5.7% per annum that expired in December 2008. (For further information, see Item 7A. “Quantitative and Qualitative Discussions about Market Risk”.)

During the year ended December 31, 2008, we borrowed $879.5 million under the Wynn Las Vegas Revolver. We also have $20.1 million of outstanding letters of credit that reduce our availability under the Wynn Las Vegas Revolver. Consequently, as of December 31, 2008, $0.4 million remained available under the Wynn Las Vegas Revolver for future borrowings. For borrowings under the Wynn Las Vegas Revolver, we have historically elected Eurodollar loans, which bear interest at the 1-month LIBOR and currently include a margin of 1.625% on the outstanding balance. Beginning June 30, 2009, the margin will fluctuate between a range of 1 to 1.75%, depending on our leverage ratio. In addition to interest, we also pay quarterly in arrears, an annual rate of 0.375% on the daily average of unborrowed availability. Beginning June 30, 2009, the annual fee that we will be required to pay for unborrowed availability is based on our leverage ratio and will range from an annual rate of 0.25% to 0.50%.

The $900 million Wynn Las Vegas Revolver will terminate and be payable in full on August 15, 2011. The Wynn Las Vegas Term Loan will mature in two installments: $112.5 million will be payable on September 30, 2012 and the remaining $112.5 million will be payable on August 15, 2013.

The Wynn Las Vegas Credit Facilities are obligations of Wynn Las Vegas, LLC and are guaranteed by and secured by substantially all of the assets (except the corporate aircraft) of each of its subsidiaries (other than Wynn Completion Guarantor, LLC). The obligations of Wynn Las Vegas, LLC and the guarantors under the Wynn Las Vegas Credit Facilities rank pari passu in right of payment with their existing and future senior indebtedness, including indebtedness with respect to the First Mortgage Notes and senior in right of payment to all of their existing and future subordinated indebtedness.

On September 17, 2008, Wynn Las Vegas entered into a third amendment to its Amended and Restated Credit Agreement dated as of August 15, 2006, as amended April 9, 2007 and as further amended October 31, 2007. This amendment, among other things, provides Wynn Las Vegas with additional flexibility with respect to its financial covenants and related financial calculations.

The Wynn Las Vegas Credit Facilities contain customary covenants restricting our activities including, but not limited to: the ability to sell assets, make capital expenditures, enter into capital leases, make loans or other investments and incur additional indebtedness. In addition, we were required by the financial covenants to maintain a Consolidated Leverage Ratio, as defined, not greater than 5.00 to 1 as of December 31, 2008, and Consolidated Interest Coverage Ratio, as defined, not less than 1.40 to 1. Management believes that we were in compliance with all covenants at December 31, 2008. The Consolidated Leverage Ratio is 5.00 to 1, 8.25 to 1, 7.75 to 1 and 7.50 to 1 for each of the reporting periods ending March 31, 2009, June 30, 2009, September 30, 2009 and December 31, 2009, respectively. The Consolidated Interest Coverage Ratio is 1.35 to 1 for the reporting period ending March 31, 2009, and then increases to 1.75 to 1 for the reporting periods ending June 30, 2009 and September 30, 2009, and 2.00 to 1 for the reporting period ending December 31, 2009.

Off-Balance Sheet Arrangements

We have not entered into any transactions with special purpose entities nor do we engage in any derivatives except for previously discussed interest rate swaps. We do not have any retained or contingent interest in assets transferred to an unconsolidated entity. At December 31, 2008, we had outstanding letters of credit totaling $20.1 million.

Contractual Obligations and Commitments

The following table summarizes our scheduled contractual commitments at December 31, 2008 (amounts in millions):

	Payments Due By Period
	Less Than 1 Year	1 to 3 Years	4 to 5 Years	After 5 Years	Total
Long-term debt obligations	$1.1	$882.2	$227.8	$1,732.9	$2,844.0
Fixed interest payments	112.6	225.3	225.3	103.2	666.4
Estimated variable interest payments [1]	24.0	41.1	7.3	1.8	74.2
Operating leases	3.4	1.6	0.3	3.0	8.3
Construction contracts and commitments	2.0	—	—	—	2.0
Employment agreements	26.6	23.9	0.5	—	51.0
Other [2]	47.4	—	—	—	47.4

Total commitments	$217.1	$1,174.1	$461.2	$1,840.9	$3,693.3

[1]	Amounts for all periods represent our estimated future interest payments on our debt facilities based upon amounts outstanding and LIBOR rates at December 31, 2008. Such rates are at historical lows as of December 31, 2008 and have been very volatile in recent months. Actual rates will vary.
[2]	Other includes open purchase orders, aircraft purchase and other contracts.

Other Liquidity Matters

We are restricted under the indenture governing the First Mortgage Notes from making certain “restricted payments” as defined in the indenture. These restricted payments include the payment of dividends or distributions to any direct or indirect holders of equity interests of Wynn Las Vegas, LLC. The restricted payments may not be made until certain other financial and non-financial criteria have been satisfied. In addition, the Credit Facilities contain similar restrictions.

Wynn Las Vegas and Encore will fund its operations and capital requirements from operating cash flow and to the extent required and available from capital contributions from Wynn Resorts. We cannot be sure that Wynn Las Vegas and Encore will generate sufficient cash flow from operations or that future borrowings or contributions from Wynn Resorts that are available to us, if any, will be sufficient to enable us to service and repay Wynn Las Vegas, LLC’s indebtedness and to fund its other liquidity needs. We cannot be sure that we will be able to refinance any of the indebtedness on acceptable terms or at all.

New business developments or other unforeseen events may occur, resulting in the need to raise additional funds. We continue to explore opportunities to develop additional gaming or related businesses in Las Vegas, as well as other domestic or international markets. There can be no assurances regarding the business prospects with respect to any other opportunity. Any future development would require us to obtain additional financing.

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

Development, Construction and Property and Equipment Estimates

During the construction and development of a resort, pre-opening or start-up costs are expensed when incurred. In connection with the construction and development of our properties, significant start-up costs are incurred and charged to pre-opening costs through their respective openings. Once our properties open, expenses associated with the opening of the resorts are no longer charged as pre-opening costs.

During the construction and development stage, direct costs such as those incurred for the design and construction of our properties, including applicable portions of interest, are capitalized. Accordingly, the recorded amounts of property and equipment increase significantly during construction periods. Depreciation expense related to capitalized construction costs is recognized when the related assets are placed in service. Upon the opening of our properties, we begin recognizing depreciation expense on the resort’s fixed assets.

The remaining estimated useful lives of assets are periodically reviewed and adjusted as necessary.

Costs of repairs and maintenance are charged to expense when incurred. The cost and accumulated depreciation of property and equipment retired or otherwise disposed of are eliminated from the respective accounts and any resulting gain or loss is included in operating income or loss.

We also evaluate our property and equipment and other long-lived assets for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” For assets to be disposed of, we recognize the asset at the lower of carrying value or fair market value less costs of disposal, as estimated based on comparable asset sales, solicited offers, or a discounted cash flow model. For assets to be held and used, we review for impairment whenever indicators of impairment exist. In reviewing for impairment we compare the estimated future cash flows of the asset, on an undiscounted basis, to the carrying value of the asset. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, then an impairment is recorded based on the fair value of the asset, typically measured using a discounted cash flow model. If an asset is still under development, future cash flows include remaining construction costs. All recognized impairment losses, whether for assets to be disposed of or assets to be held and used, are recorded as operating expenses.

Allowance for Estimated Doubtful Accounts Receivable

A substantial portion of our outstanding receivables relate to casino credit play. Credit play, through the issuance of markers, represents a significant portion of the table games volume at Wynn Las Vegas and Encore. We maintain strict controls over the issuance of markers and aggressively pursue collection from those customers who fail to pay their balances in a timely fashion. These collection efforts may include the mailing of statements and delinquency notices, personal contacts, the use of outside collection agencies, and litigation. Markers are generally legally enforceable instruments in the United States. Markers are not legally enforceable instruments in some foreign countries, but the United States assets of foreign customers may be used to satisfy judgments entered in the United States. At December 31, 2008 and 2007, approximately 69% and 53%, respectively, of our casino accounts receivable were owed by customers from foreign countries, primarily in Asia. The collectibility of markers given by foreign customers is affected by a number of factors including changes in currency exchange rates and economic conditions in the customers’ home countries.

We regularly evaluate our reserve for bad debts based on a specific review of customer accounts as well as management’s prior experience with collection trends in the casino industry and current economic and business conditions. The following table presents key statistics related to our casino accounts receivables (amounts in thousands):

	December 31, 2008	December 31, 2007
Casino accounts receivable	$142,515	$161,913
Allowance for doubtful casino accounts receivable	$64,530	$50,142
Allowance as a percentage of casino accounts receivable	45.3%	31.0%
Percentage of casino accounts receivable outstanding over 180 days	31.0%	20.7%

The increase in the allowance for doubtful accounts as a percentage of casino accounts receivable is due to a change in our reserve estimates effective September 2008, as a result of the current global economic uncertainty. Our reserve for doubtful casino accounts receivable is based on our estimates of amounts collectible and depends on the risk assessments and judgments by our employees regarding realizability, the state of the economy and our credit policy.

As our customer payment experience evolves, we will continue to refine our estimated reserve for bad debts. Accordingly, the associated provision for doubtful accounts charge may fluctuate. Because individual customer account balances can be significant, the reserve and the provision can change significantly between periods, as we become aware of additional information about a customer or as changes in a region’s economy or legal system.

Derivative Financial Instruments

We seek to manage our market risk, including interest rate risk associated with variable rate borrowings, through balancing fixed-rate and variable-rate borrowings and the use of derivative financial instruments. We account for derivative financial instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities, as amended.” Derivative financial instruments are recognized as assets or liabilities, with changes in fair value affecting net income (loss) or comprehensive income (loss) as applicable. During the year ended December 31, 2008, we had one interest rate swap with changes in fair value being recorded in our Consolidated Statements of Operations. This swap matured on December 31, 2008.

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

Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 157, “Fair Value Measurements”. This statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements under other accounting pronouncements that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurements. In February 2008, the FASB issued FASB Staff Position FAS 157-2, which defers the effective date of SFAS 157 for non-financial assets and liabilities that are recognized or disclosed at fair value in the entity’s financial statements on a recurring basis to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. We partially adopted the provisions of SFAS 157 effective January 1, 2008 and expect to adopt the remaining provisions of SFAS 157 on January 1, 2009. The adoption of this statement did not have a material impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value, with unrealized gains and losses related to these financial instruments reported in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 159 on January 1, 2008, did not have a material impact on our consolidated financial statements.

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

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. This FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (“EPS”) under the two-class method described in paragraphs 60 and 61 of FASB Statement No. 128, Earnings per Share. The FSP will be effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. All prior period EPS data presented shall be adjusted retrospectively to conform to the provisions of this FSP. We are currently evaluating the impact of this FSP, but do not expect it to have a material impact on our consolidated results of operations or financial position.

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

Interest Rate Risks

Our primary exposure to market risk is interest rate risk associated with our debt facilities that bear interest based on floating rates. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results

of Operations—Liquidity and Capital Resources—Financing Activities.” We attempt to manage interest rate risk by managing the mix of long-term fixed rate borrowings and variable rate borrowings supplemented by hedging activities as believed by us to be appropriate. We cannot be sure that these risk management strategies have had the desired effect, and interest rate fluctuations could have a negative impact on our results of operations.

The following table provides estimated future cash flow information derived from our best estimates of repayments at December 31, 2008 on our expected long-term indebtedness. However, we cannot predict the LIBOR rate that will be in effect in the future. As of December 31, 2008, such rates were at historic lows and have been very volatile in recent months. Actual rates will vary. The one-month LIBOR rate at December 31, 2008 of 0.44% was used for all variable rate calculations in the table below.

	As of December 31,
	2009	2010	2011	2012	2013	Thereafter	Total
	(in millions)
Long-term debt:
Fixed rate	—	—	—	—	—	$1,700.0	$1,700.0
Average interest rate	—	—	—	—	—	6.6%	6.6%
Variable rate	$1.1	$1.4	$880.8	$113.9	$113.9	$32.9	$1,144.0
Average interest rate	1.7%	1.7%	2.1%	2.3%	2.3%	1.7%	2.1%

Interest Rate Swaps

On December 31, 2008, our interest rate swap at Wynn Las Vegas matured. This interest rate swap arrangement was intended to hedge the underlying interest rate risk on a total of $200 million of borrowings under the Wynn Las Vegas Term Loan, which bears interest at LIBOR plus 1.875%. Under this interest rate swap arrangement, we received payments at a variable rate of LIBOR and paid a fixed rate of 3.793% on the $200 million notional amount. Although this interest rate swap was highly effective economically in fixing the interest rate on borrowings under the Wynn Las Vegas Term Loan at approximately 5.7%, changes in the fair value of our interest rate swap for each reporting period was recorded as an increase/decrease in swap fair value in our Consolidated Statements of Operations, as the swap did not qualify for hedge accounting. We currently have no interest rate swap contracts.

Summary of Historical Swap Fair Values

As of December 31, 2007, our interest rate swap had an approximate asset fair value of $0.4 million. The fair value approximates the amount we would have received if this contract had settled at the valuation date. Fair value is estimated based upon current, and predictions of future, interest rate levels along a yield curve, the remaining duration of the instruments and other market conditions, and therefore, is subject to significant estimation and a high degree of variability of fluctuation between periods.

Other Interest Rate Swap Information

We do not use derivative financial instruments, other financial instruments or derivative commodity instruments for trading or speculative purposes.

Interest Rate Sensitivity

As of December 31, 2008, approximately 60% of our long-term debt was based on fixed rate. Based on our borrowings as of December 31, 2008, an assumed 1% change in variable rates would cause our annual interest cost to change by $11.4 million.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Member of Wynn Las Vegas, LLC:

We have audited the accompanying consolidated balance sheets of Wynn Las Vegas, LLC and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, member’s equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Las Vegas, Nevada

February 27, 2009

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONSOLIDATED BALANCE SHEETS

(amounts in thousands)

	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$123,315	$146,521
Receivables, net	98,282	135,132
Inventories	95,206	58,612
Prepaid expenses and other	21,648	20,124

Total current assets	338,451	360,389
Restricted cash	—	31,052
Note receivable from Wynn Resorts, Limited	—	88,379
Property and equipment, net	4,108,953	3,031,403
Intangible assets, net	16,881	25,525
Deferred financing costs, net	37,462	41,536
Deposits and other assets	77,969	63,895
Investment in unconsolidated affiliates	4,555	5,077

Total assets	$4,584,271	$3,647,256

LIABILITIES AND MEMBER’S EQUITY
Current liabilities:
Current portion of long-term debt	$1,050	$1,050
Accounts payable	46,701	28,856
Accrued interest	10,110	10,816
Accrued compensation and benefits	50,127	45,728
Other accrued expenses	19,143	22,370
Customer deposits and other liabilities	101,825	88,299
Due to affiliates, net	200,424	40,514

Total current liabilities	429,380	237,633
Long-term debt	2,833,423	1,954,084
Due to affiliates, net	63,905	79,401
Other	—	1,118

Total liabilities	3,326,708	2,272,236

Commitments and contingencies (Note 13)
Member’s equity:
Contributed capital	1,474,286	1,461,949
Accumulated deficit	(216,723)	(86,929)

Total member’s equity	1,257,563	1,375,020

Total liabilities and member’s equity	$4,584,271	$3,647,256

The accompanying notes are an integral part of these consolidated financial statements.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands)

	December 31,
	2008	2007	2006
Operating revenues:
Casino	$479,711	$642,327	$535,561
Rooms	268,515	285,702	268,237
Food and beverage	305,702	311,032	295,205
Entertainment, retail and other	202,122	209,508	194,600

Gross revenues	1,256,050	1,448,569	1,293,603
Less: promotional allowances	(156,159)	(152,718)	(154,255)

Net revenues	1,099,891	1,295,851	1,139,348

Operating costs and expenses:
Casino	257,983	276,523	250,447
Rooms	73,782	75,808	71,170
Food and beverage	188,521	192,497	185,382
Entertainment, retail and other	132,870	145,460	129,853
General and administrative	199,540	199,825	180,656
Provision for doubtful accounts	24,887	21,139	20,675
Management fees	16,505	19,473	17,091
Pre-opening costs	72,373	6,457	2,020
Depreciation and amortization	169,640	152,839	147,608
Contract termination fee	—	—	5,000
Property charges and other	22,406	6,005	14,399

Total operating costs and expenses	1,158,507	1,096,026	1,024,301

Equity in income from unconsolidated affiliates	266	796	1,409

Operating income (loss)	(58,350)	200,621	116,456

Other income (expense):
Interest income	4,827	14,217	22,801
Interest expense, net of capitalized interest	(75,855)	(86,090)	(117,787)
Increase (decrease) in swap fair value	(416)	(4,372)	871
Loss on extinguishment of debt	—	(157)	(12,533)

Other income (expense), net	(71,444)	(76,402)	(106,648)

Net income (loss)	$(129,794)	$124,219	$9,808

The accompanying notes are an integral part of these consolidated financial statements.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONSOLIDATED STATEMENTS OF MEMBER’S EQUITY

(amounts in thousands)

Balance at January 1, 2006	$1,224,829

Net income	9,808
Parent company stock-based compensation	8,133

Balance at December 31, 2006	1,242,770

Net income	124,219
Parent company stock-based compensation	8,031

Balance at December 31, 2007	1,375,020

Net loss	(129,794)
Parent company stock-based compensation	9,502
Contributions from Wynn Resorts, Ltd	2,835

Balance at December 31, 2008	$1,257,563

The accompanying notes are an integral part of these consolidated financial statements.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	December 31,
	2008	2007	2006
Cash flows from operating activities:
Net income (loss)	$(129,794)	$124,219	$9,808
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	169,640	152,839	147,608
Stock-based compensation	9,502	8,031	8,133
Loss from extinguishment of debt	—	157	11,316
Amortization and writeoff of deferred financing costs and other	11,078	10,808	14,817
Equity in income from unconsolidated affiliates, net of distributions	522	431	(1,159)
Provision for doubtful accounts	24,887	21,139	20,675
Property charges and other	22,406	6,005	14,399
(Increase) decrease in swap fair value	416	4,372	(871)
Increase (decrease) in cash from changes in:
Receivables	20,342	(41,782)	(52,909)
Inventories and prepaid expenses and other	(38,706)	(7,022)	(7,550)
Accounts payable and accrued expenses	22,392	36,052	8,376
Due to affiliates, net	22,455	465	32,985

Net cash provided by operating activities	135,140	315,714	205,628

Cash flows from investing activities:
Capital expenditures, net of construction payables and retention	(1,129,525)	(678,480)	(249,526)
Restricted cash and investments	31,052	166,465	197,240
Note receivable from Wynn Resorts, Limited	80,000	—	—
Purchase of other assets and intangibles	(35,061)	(26,249)	(21,437)
Due to affiliates, net	18,546	(24,721)	(16,618)
Proceeds from sale of assets	2,537	964	—

Net cash used in investing activities	(1,032,451)	(562,021)	(90,341)

Cash flows from financing activities:
Principal payments on long-term debt	(1,400)	(282,911)	(440,169)
Proceeds from issuance of long-term debt	879,484	585,460	328,892
Proceeds from termination of interest rate swap	—	—	6,605
Payments of deferred financing costs	(3,979)	(3,541)	(4,572)

Net cash provided by (used in) financing activities	874,105	299,008	(109,244)

Cash and cash equivalents:
Increase (decrease) in cash and cash equivalents	(23,206)	52,701	6,043
Balance, beginning of year	146,521	93,820	87,777

Balance, end of year	$123,315	$146,521	$93,820

Supplemental cash flow disclosures:
Cash paid for interest, net of amounts capitalized	$147,209	$110,298	$108,205
Change in construction payables and retention	99,948	78,308	(8,945)
Capitalized stock-based compensation	573	774	1,158

The accompanying notes are an integral part of these consolidated financial statements.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization

Wynn Las Vegas, LLC was formed on April 17, 2001 as a Nevada limited liability company. Unless the context otherwise requires, all references herein to the “Company” refer to Wynn Las Vegas, LLC, a Nevada limited liability company and its consolidated subsidiaries. The sole member of the Company is Wynn Resorts Holdings, LLC (“Holdings”). The sole member of Holdings is Wynn Resorts, Limited (“Wynn Resorts”). The Company was organized primarily to construct and operate “Wynn Las Vegas,” a destination resort and casino on the “Strip” in Las Vegas, Nevada. Wynn Las Vegas opened on April 28, 2005. In April 2006, the Company commenced construction of Encore at Wynn Las Vegas (“Encore”), a 2,034 all-suite hotel fully integrated with Wynn Las Vegas. Encore opened on December 22, 2008.

Wynn Las Vegas Capital Corp. (“Wynn Capital”) is a wholly owned subsidiary of the Company incorporated on June 3, 2002, solely for the purpose of obtaining financing for Wynn Las Vegas. Wynn Capital is authorized to issue 2,000 shares of common stock, par value $0.01. At December 31, 2008, the Company owned the one share that was issued and outstanding. Wynn Capital has neither any significant net assets nor has had any operating activity. Its sole function is to serve as the co-issuer of the mortgage notes described below. Wynn Las Vegas, LLC and Wynn Capital together are hereinafter referred to as the “Issuers”.

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

Restricted Cash

As of December 31, 2007, restricted cash consisted primarily of certain proceeds of the Company’s financing activities invested in approved money market funds. The majority of these funds were restricted by the agreements governing the Company’s debt instruments for the payment of certain construction and development costs relating to Encore.

Accounts Receivable and Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of casino accounts receivable. The Company issues credit in the form of “markers” to approved

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

casino customers following investigations of creditworthiness. At December 31, 2008 and 2007, approximately 69% and 53%, respectively, of the Company’s markers were due from customers residing outside the United States, primarily in Asia. Business or economic conditions or other significant events in these countries could affect the collectibility of such receivables.

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

Capitalized Interest

The interest cost associated with major development and construction projects is capitalized and included in the cost of the project. Interest capitalization ceases once a project is substantially complete or no longer undergoing construction activities to prepare it for its intended use. When no debt is specifically identified as being incurred in connection with a construction project, the Company capitalizes interest on amounts expended on the project at the Company’s weighted average cost of borrowed money. Interest of $80.4 million, $33.6 million and $7.7 million was capitalized for the years ended December 31, 2008, 2007 and 2006, respectively.

Intangibles

The Company’s indefinite-lived intangible assets consist primarily of water rights acquired as part of the overall purchase price of the land on which Wynn Las Vegas is located, and trademarks. Indefinite-lived intangible assets are not amortized, but are reviewed annually for impairment. The Company’s finite-lived intangible assets consist of show production rights. Finite-lived intangible assets are amortized over the shorter of their contractual terms or estimated useful lives.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Deferred Financing Costs

Direct and incremental costs incurred in obtaining loans or in connection with the issuance of long-tem debt are capitalized and amortized to interest expense over the terms of the related debt agreements. Approximately $8.5 million, $7.2 million and $8.8 million, was amortized to interest expense during the years ended December 31, 2008, 2007 and 2006, respectively. Debt discounts incurred in connection with the issuance of debt has been capitalized and is being amortized to interest expense using the effective interest method.

Derivative Financial Instruments

The Company seeks to manage its market risk, including interest rate risk associated with variable rate borrowings, through balancing fixed-rate and variable-rate borrowings with the use of derivative financial instruments. The Company accounts for derivative financial instruments in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. The fair value of derivative financial instruments are recognized as assets or liabilities at each balance sheet date, with changes in fair value affecting net income (loss) or comprehensive income (loss) as applicable. The Company’s interest rate swaps did not qualify for hedge accounting. Accordingly, changes in the fair value of the interest rate swaps are presented as an increase (decrease) in fair value of swaps in the accompanying Consolidated Statements of Operations.

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

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The retail value of accommodations, food and beverage, and other services furnished to guests without charge is included in gross revenues and then deducted as promotional allowances. The estimated cost of providing such promotional allowances is primarily included in casino expenses as follows (amounts in thousands):

	Years Ended December 31,
	2008	2007	2006
Rooms	$27,292	$24,816	$24,531
Food and beverage	53,006	53,742	55,930
Entertainment, retail and other	10,027	9,701	11,226

Total	$90,325	$88,259	$91,687

Advertising Costs

The Company expenses advertising costs the first time the advertising takes place. Advertising costs incurred in development periods are included in pre-opening costs. Once a project is completed, advertising costs are included in general and administrative expenses. Total advertising costs were $27.1 million including $11.1 million of pre-opening related to Encore, $21.4 million and $16.7 million, respectively, for the years ended December 31, 2008, 2007 and 2006.

Pre-Opening Costs

Pre-opening costs, consisting primarily of direct salaries and wages, legal and consulting fees, insurance, utilities and advertising, are expensed as incurred. The Company incurred pre-opening costs in connection with Encore prior to its opening on December 22, 2008.

Income Taxes

The Company’s operations are reported on the consolidated tax return of Wynn Resorts. As a limited liability company, the Company is considered a partnership for federal income tax purposes. Accordingly, no provision has been made for federal income taxes as such taxes are liabilities of its member.

Wynn Resorts’ Equity Instruments Issued to Employees

In accordance with SFAS 123(R), “Share Based Payment”, the Company recognizes compensation expense on a straight-line basis over the awards vesting period. SFAS 123(R) requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and recognize that cost over the service period. The Company uses the Black-Scholes valuation model to determine the estimated fair value for each option grant issued. The Black-Scholes determined fair value net of estimated forfeitures is amortized as compensation cost on a straight line basis over the service period.

Further information on the Company’s share-based compensation arrangements is included in Note 12 “Benefit Plans—Share-Based Compensation”.

Recent Accounting Pronouncements

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements”. This statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

under other accounting pronouncements that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurements. In February 2008, the FASB issued FASB Staff Position FAS 157-2, which defers the effective date of SFAS 157 for non-financial assets and liabilities that are recognized or disclosed at fair value in the entity’s financial statements on a recurring basis to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. The Company partially adopted the provisions of SFAS 157 effective January 1, 2008 and expects to adopt the remaining provisions of SFAS 157 on January 1, 2009. The partial adoption of this statement did not have a material impact the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value, with unrealized gains and losses related to these financial instruments reported in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The adoption of this statement on January 1, 2008, did not have a material impact on the Company’s consolidated financial statements.

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

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. This FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing EPS under the two-class method described in paragraphs 60 and 61 of FASB Statement No. 128, Earnings per Share. The FSP will be effective for financial statements issued for fiscal

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

years and interim periods beginning after December 15, 2008. All prior period EPS data presented shall be adjusted retrospectively to conform to the provisions of this FSP. The Company is currently evaluating the impact of this FSP, but does not expect it to have a material impact on its financial position, results of operations or cash flows.

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

3. Receivables, net

Receivables, net consisted of the following (amounts in thousands):

	As of December 31,
	2008	2007
Casino	$142,515	$161,913
Hotel	13,051	15,317
Other	8,130	8,506

	163,696	185,736
Less: allowance for doubtful accounts	(65,414)	(50,604)

	$98,282	$135,132

4. Property and Equipment, net

Property and equipment, net consisted of the following (amounts in thousands):

	As of December 31,
	2008	2007
Land and improvements	$695,474	$603,838
Buildings and improvements	2,557,489	1,209,562
Airplane	44,254	44,254
Furniture, fixtures and equipment	1,301,182	655,754
Construction in progress	4,579	865,130

	4,602,978	3,378,538
Less: accumulated depreciation	(494,025)	(347,135)

	$4,108,953	$3,031,403

Depreciation expense for the years ended December 31, 2008, 2007 and 2006 was $156.4 million, $139.5 million and $133 million, respectively.

As of December 31, 2008, construction in progress includes construction, development, interest and other costs capitalized in conjunction with enhancements to Wynn Las Vegas. As of December 31, 2007, such balance primarily consisting of the costs associated with Encore which opened on December 22, 2008.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. Intangibles, net

Intangibles, net consisted of the following (amounts in thousands):

	Show Production Rights	Water Rights	Trademarks	Total Intangibles, Net
January 1, 2007	$20,789	$6,400	$1,013	$28,202
Additions	—	—	286	286
Amortization	(2,963)	—	—	(2,963)

December 31, 2007	17,826	6,400	1,299	25,525
Additions	—	—	35	35
Write-offs	(6,340)	—	—	(6,340)
Amortization	(2,339)	—	—	(2,339)

December 31, 2008	$9,147	$6,400	$1,334	$16,881

Show production rights represent the amounts paid to purchase the rights to present the “Le Rêve” and “Monty Python’s Spamalot” production shows. During the year ended December 31, 2008, the Company wrote-off the show production rights associated with Spamalot as the contract for that show was terminated. The Company expects that amortization of show production rights will be approximately $2.1 million for each of the years 2009 through 2012, and approximately $0.8 million in 2013.

Water rights reflect the fair value allocation determined in the purchase of the property on which Wynn Las Vegas is located in April 2000. The value of the trademarks primarily represents the costs to acquire the “Le Rêve” name. The water rights and trademarks are indefinite-lived assets and, accordingly, not amortized.

6. Deposits and Other Assets

Deposits and other assets consisted of the following (amounts in thousands):

	As of December 31,
	2008	2007
Entertainment production costs	$21,878	$38,986
Base stock	28,321	10,645
Deposits and other	24,020	10,514
Golf memberships	3,750	3,750

Total	$77,969	$63,895

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. Long-Term Debt

Long-term debt consisted of the following (amounts in thousands):

	As of December 31,
	2008	2007
6 5/8% First Mortgage Notes, due December 1, 2014, net of original issue discount of $9,561 and $10,816, respectively	$1,690,439	$1,689,184
$900 million Revolving Credit Facility; due August 15, 2011; interest at LIBOR plus 1.625% (approximately 2.2%)	879,484	—
$225 million Term Loan Facility; $112.5 million due September 30, 2012 with the remaining $112.5 million due August 15, 2013; interest at LIBOR plus 1.875% (approximately 3.1% and 6.9%, respectively)	225,000	225,000
$42 million Note Payable; due April 1, 2017; interest at LIBOR plus 1.25% (approximately 3.0% and, 6.5% respectively)	39,550	40,950

	2,834,473	1,955,134
Current portion of long-term debt	(1,050)	(1,050)

	$2,833,423	$1,954,084

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

The indenture governing the First Mortgage Notes and the Additional Notes contains covenants limiting the ability of the Issuers to incur additional debt, make distributions, investments and restricted payments, create liens, enter into transactions with affiliates, sell assets, enter into sale leaseback transactions, permit restrictions on dividends and other payments by subsidiaries, or engage in mergers, consolidations, sales of substantially all assets, sales of subsidiary stock and other specified types of transactions.

The First Mortgage Notes and the Additional Notes are obligations of the Issuers, guaranteed by each of the subsidiaries of Wynn Las Vegas, LLC, other than Wynn Completion Guarantor, LLC. Wynn Resorts, Limited does not guarantee the obligations of the Issuers. Subject to an intercreditor agreement and certain exceptions, the First Mortgage Notes and the guarantees thereof are secured by: (1) a first priority pledge of all of the member’s interests owned by Wynn Las Vegas, LLC in its subsidiaries (other than Wynn Completion Guarantor, LLC) and of Holdings’ 100% member’s interest in Wynn Las Vegas, LLC; (2) first mortgages on all real property constituting Wynn Las Vegas, its golf course and Encore; and (3) a first priority security interest in substantially all other existing and future assets of Wynn Las Vegas, LLC and the guarantors, excluding, among other things, an aircraft beneficially owned by World Travel, LLC.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The obligations of the Issuers and the guarantors under the First Mortgage Notes and the Additional Notes rank equal to the right of payment with their existing and future senior secured indebtedness, including indebtedness with respect to the Wynn Las Vegas, LLC credit facilities described below, and rank senior in right of payment to all of their existing and future subordinated indebtedness.

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

The Additional Notes were registered under the Securities Act of 1933 and in May 2008, the Company completed an exchange of the Additional Notes for registered, publicly traded notes that have substantially identical terms as the Additional Notes.

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

Beginning June 30, 2009, the applicable borrowing margins for the Revolver will be based on Wynn Las Vegas, LLC’s leverage ratio, ranging from 1% to 1.75% per annum for Eurodollar Loans and 0% to 0.75% per annum for Base Rate Loans. Until then, Wynn Las Vegas, LLC will pay, quarterly in arrears, 0.375% per annum on the daily average of unborrowed availability under the Revolver. Beginning June 30, 2009, the annual fee Wynn Las Vegas, LLC will be required to pay for unborrowed availability under the Revolver will be based on Wynn Las Vegas, LLC’s leverage ratio, ranging from 0.25% to 0.50% per annum.

The Credit Facilities are obligations of Wynn Las Vegas, LLC, guaranteed by each of the subsidiaries of Wynn Las Vegas, LLC, other than Wynn Completion Guarantor, LLC. Subject to an intercreditor agreement, and

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

certain exceptions, the obligations of Wynn Las Vegas, LLC and each of the guarantors under the Credit Facilities are secured by: (1) a first priority pledge of all member’s interests owned by Wynn Las Vegas, LLC in its subsidiaries (other than Wynn Completion Guarantor, LLC) and Holdings’ 100% member’s interest in Wynn Las Vegas, LLC; (2) first mortgages on all real property constituting Wynn Las Vegas, its golf course and Encore; and (3) a first priority security interest in substantially all other existing and future assets of Wynn Las Vegas, LLC and the guarantors, excluding an aircraft beneficially owned by World Travel, LLC.

The obligations of Wynn Las Vegas, LLC and the guarantors under the Credit Facilities rank equal in right of payment with existing and future senior indebtedness, including indebtedness with respect to the First Mortgage Notes and the Additional Notes and rank senior in right of payment to all existing and future subordinated indebtedness.

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

The Amended and Restated Credit Agreement contains customary negative covenants and financial covenants, including negative covenants that restrict Wynn Las Vegas, LLC’s ability to: incur additional indebtedness, including guarantees; create, incur, assume or permit to exist liens on property and assets; declare or pay dividends and make distributions or restrict the ability of Wynn Las Vegas, LLC’s subsidiaries to pay dividends and make distributions; engage in mergers, investments and acquisitions; enter into transactions with affiliates; enter into sale-leaseback transactions; execute modifications to material contracts; engage in sales of assets; make capital expenditures; and make optional prepayments of certain indebtedness. The financial covenants include maintaining a (i) Consolidated Leverage Ratio, as defined, not greater than 5.00 to 1 as of December 31, 2008, and (ii) Consolidated Interest Coverage Ratio, as defined, not less than 1.40 to 1. Management believes that the Company was in compliance with all covenants at December 31, 2008. The Consolidated Leverage Ratio is 5.00 to 1, 8.25 to 1, 7.75 to 1 and 7.50 to 1 for each of the reporting periods ending March 31, 2009, June 30, 2009, September 30, 2009 and December 31, 2009, respectively. The Consolidated Interest Coverage Ratio is 1.35 to 1 for the reporting period ending March 31, 2009, and then increases to 1.75 to 1 for the reporting periods ending June 30, 2009 and September 30, 2009, and 2.00 to 1 for the reporting period ending December 31, 2009.

In accordance with EITF 96-19, “Debtor’s Accounting for a Modification or Exchange of its Debt Instruments,” the Company recorded a loss from extinguishment of debt for the year ended December 31, 2006 of approximately $10.8 million to reflect the write-off of the previous Term Loan’s unamortized deferred financing costs and the payment of certain third-party bank fees incurred during the refinancing of the Credit Facilities.

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

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On September 17, 2008, Wynn Las Vegas entered into a third amendment to the Amended and Restated Credit Agreement. This amendment, among other things, provides Wynn Las Vegas with additional flexibility with respect to its financial covenants and related financial calculations.

$42 Million Note Payable for Aircraft

On March 30, 2007, World Travel, LLC, a subsidiary of Wynn Las Vegas, refinanced a $44.75 million note payable with a new loan. The new loan has a principal balance of $42 million and is due April 1, 2017. The loan is guaranteed by Wynn Las Vegas, LLC and secured by a first priority security interest in the Company’s aircraft. Principal and interest are due quarterly with a balloon payment of $28 million due at maturity. Interest is calculated at 90-day LIBOR plus 125 basis points. In connection with this transaction, the Company incurred a loss from extinguishment of debt of $157,000 related to the write-off of unamortized debt issue costs associated with the original loan during the year ended December 31, 2007.

Fair Value of Long-term Debt

The net book value of the First Mortgage Notes, including the Additional Notes, at December 31, 2008 and 2007 was approximately $1.7 billion and $1.7 billion, respectively. The estimated fair value of the First Mortgage Notes, including the Additional Notes, based upon most recent trades at December 31, 2008 and 2007 was approximately $1.25 billion and $1.67 billion, respectively. The net book value of the Company’s other debt instruments was $1.1 billion and the approximate fair value of such debt was approximately $694 million as of December 31, 2008.

Scheduled Maturities of Long-Term Debt

Scheduled maturities of long-term debt are as follows (amounts in thousands):

Years Ending December 31,
2009	$1,050
2010	1,400
2011	880,884
2012	113,900
2013	113,900
Thereafter	1,732,900

$2,844,034

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. Interest Rate Swap

The Company had a floating-for-fixed interest rate swap related to its Term Loan. The Company accounts for its interest rate swaps in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and its related interpretations. On December 31, 2008, the Company’s only interest rate swap matured.

The Company measured the fair value of its interest rate swap on a recurring basis pursuant to SFAS No. 157. SFAS No. 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. The Company categorized its swap contract as Level 2.

The Company’s swap had a notional amount of $200 million which essentially fixed the interest rate on $200 million of the $225 million of Term Loan borrowings. The Company paid a fixed rate of 3.793% on the $200 million notional amount and received payments based on LIBOR resulting in the interest rate on $200 million of the $225 million Term Loan being fixed at approximately 5.7%. The interest rate on the remaining $25 million of Term Loan was subject to changes in LIBOR rates.

As of December 31, 2007, the Company had recorded an asset of approximately $0.4 million to reflect the fair value of the $200 million notional amount interest rate swap. The fair value approximates the amount the Company would have received if the contract was settled at the valuation date. Fair value is estimated based upon current, and predictions of future, interest rate levels along a yield curve, the remaining duration of the instruments and other market conditions, and therefore, is subject to significant estimation and a high degree of variability of fluctuation between periods.

As noted above, although the interest rate swap was highly effective economically in fixing the interest rate on $200 million of the Term Loan, this interest rate swap did not qualify for hedge accounting under SFAS No. 133. Accordingly, changes in the fair value of the interest rate swap were recorded in the accompanying Consolidated Statements of Operations as an increase/(decrease) in swap fair value.

9. Related Party Transactions, net

Note Receivable from Wynn Resorts, Limited

On August 15, 2005, the Company loaned $80 million to Wynn Resorts who then loaned those funds through its subsidiaries to Wynn Macau, S.A. as part of the financing of Wynn Macau, Wynn Resorts’ casino resort facility in the Macau Special Administrative Region of the People’s Republic of China (“Macau”). Interest accrued at 7.5% per annum and the note’s scheduled maturity was August 15, 2012. In July 2008, Wynn Resorts paid all amounts due to Wynn Las Vegas. Included in the balance as of December 31, 2007, was approximately $8.4 million of accrued interest receivable. In November 2006, Wynn Macau paid all amounts due to Wynn Resorts.

Amounts Due to Affiliates, net

As of December 31, 2008, the Company’s current Due to affiliates, net was primarily comprised of construction payables of approximately $123.4 million, construction retention of approximately $77.7 million

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and other net amounts receivable from affiliates totaling $0.7 million. The long-term Due to affiliates, net is comprised of a management fee of approximately $63.9 million (equal to 1.5% of net revenues and payable upon meeting certain leverage ratios as specified in the documents governing the Company’s Credit Facilities). As of December 31, 2007 the Company’s net due to affiliates was primarily comprised of construction payables of approximately $65.7 million, construction retention of approximately $41.6 million, a management fee of approximately $47.4 million (equal to 1.5% of revenues and payable upon meeting certain leverage ratios as specified in the documents governing the Company’s Credit Facilities) and other net amounts receivable to affiliates totaling $34.8 million (including corporate allocations discussed below).

The Company periodically settles amounts due to affiliates with cash receipts and payments, except for the management fee, which is payable upon meeting certain leverage ratios specified in the documents governing the Company’s Credit Facilities.

Corporate Allocations

The accompanying Consolidated Statements of Operations include allocations from Wynn Resorts for legal, accounting, human resource, information services, real estate, and other corporate support services. The corporate support service allocations have been determined on a basis that Wynn Resorts and the Company consider to be reasonable estimates of the utilization of service provided or the benefit received by the Company. Wynn Resorts maintains corporate offices at Wynn Las Vegas without charge from the Company. Through September 30, 2008, the Company settled these corporate allocation charges with Wynn Resorts on a periodic basis as discussed in “Amounts Due to Affiliates, net” above. Beginning with the fourth quarter of 2008, the Company currently no longer intends to settle its corporate allocation and accordingly, such allocations have been recorded as a contribution to equity from Wynn Resorts. During the years ended December 31, 2008, 2007 and 2006, approximately $22 million, $25.9 million, and $24.6 million, respectively, was charged to the Company for such corporate allocations.

Amounts Due to Officers, net

The Company periodically provides services to Stephen A. Wynn, Chairman of the Board, Chief Executive Officer and one of the principal stockholders of Wynn Resorts (“Mr. Wynn”), and certain other executive officers of Wynn Resorts. These services include household services, construction work and other personal services. The cost of these services is transferred to Wynn Resorts, Limited on a periodic basis. Mr. Wynn and these other officers have amounts on deposit with Wynn Resorts to prepay any such items, which are replenished on an ongoing basis as needed. At December 31, 2008 and December 31, 2007, Wynn Resorts owed Mr. Wynn and the other officers approximately $434,003 and $357,145, respectively.

Villa Suite Lease

Effective July 1, 2005, Mr. Wynn and his wife, Elaine P. Wynn, who is also a director of Wynn Resorts, lease from year to year a villa suite in the Wynn Las Vegas resort as their personal residence. Rent is determined by the Audit Committee of the Board of Directors of Wynn Resorts (the “Audit Committee”), and is based on the fair market value of the use of the suite accommodations. Based on third-party appraisals, the Audit Committee determined the rent for each year in the three-year period commencing July 1, 2005 and ending June 30, 2008 to be $580,000. Substantially all services for, and maintenance of, the suite are included in the rental. For the two year period commencing July 1, 2008 and ending June 30, 2010, based on a third-party appraisal and a reduction in housekeeping services to be provided, the Audit Committee determined the rent for each year will be $520,000.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

10. Contract Termination Fee

On May 28, 2006, the Company ended a production show that had performed at Wynn Las Vegas. To terminate the contract, the Company paid a termination fee of $5 million, which was recorded in the first quarter of 2006 in accordance with the liability recognition provisions of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”

11. Property Charges and Other

Property charges and other for the years ended December 31, 2008, 2007 and 2006, were $22.4 million, $6 million and $14.4 million, respectively.

In response to the Company’s evaluation of the completed Wynn Las Vegas project and the reactions of its guests, the Company makes enhancements and refinements to the property. Costs relating to assets retired as a result of these enhancement and remodel efforts have been expensed as property charges. Property charges and other for the year ended December 31, 2008 include $17.8 million of costs associated with Spamalot at Wynn Las Vegas which closed in mid-July 2008. Together with the producers, the Company elected to end the show’s run at Wynn Las Vegas pursuant to the contract. The charge includes production rights that were included in intangible assets, show production costs that were included in other assets and certain other property and equipment. The remaining property charges were related to miscellaneous renovations and abandonments at Wynn Las Vegas. During the year ended December 31, 2007, property charges were recorded related to the remodel and enhancements made to the Le Rêve Theater, the abandonment of a marquee sign, two retail outlet conversions and the conversion of Lure to the nighclub Blush. During the year ended December 31, 2006, the Company remodeled six North Fairway Villas, several areas of the retail promenade, a portion of the baccarat area to feature a casino bar and improved public baccarat space along with private baccarat salons and converted the Keno lounge to a retail outlet for womens’ accessories.

12. Benefit Plans

Employee Savings Plan

Wynn Resorts established a retirement savings plan under Section 401(k) of the Internal Revenue Code covering its non-union employees in July 2000. The plan allows employees to defer, within prescribed limits, a percentage of their income on a pre-tax basis through contributions to this plan. The Company matches the contributions, within prescribed limits, with an amount equal to 100% of the participant’s initial 2% tax deferred contribution and 50% of the tax deferred contribution between 2% and 4% of the participant’s compensation. The Company recorded charges for matching contributions of approximately $4.8 million, $4.5 million and $3 million for the years ended December 31, 2008, 2007 and 2006, respectively. Effective March 16, 2009, the Company is suspending matching contributions to this plan.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Union employees are covered by various multi-employer pension plans. The Company recorded expenses of approximately $4.6 million, $4.5 million and $4.3 million under such plans for the years ended December 31, 2008, 2007 and 2006, respectively. Information from the plans’ sponsors is not available to permit the Company to determine its share of unfunded vested benefits, if any.

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

A maximum of 9,750,000 shares of Wynn Resorts’ common stock has been reserved for issuance under the Stock Plan. As of December 31, 2008, 3,124,212 shares remain available for the grant of stock options or nonvested shares of Wynn Resorts’ common stock.

Stock Options

Options are granted at the current market price at the date of grant. The Stock Plan provides for a variety of vesting schedules, including: immediate; 25% each year over four years; 33.33% for each of the third, fourth and fifth years; cliff vesting at a determined date; and others to be determined at the time of grant. All options expire ten years from the date of grant.

A summary of option activity under the Stock Plan as of December 31, 2008, and changes during the year then ended is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2008	1,205,925	$48.68
Granted	362,500	$105.47
Exercised	(26,334)	$49.34
Canceled	(7,500)	$66.20

Outstanding at December 31, 2008	1,534,591	$64.97	7.0	$5,627,376

Exercisable at December 31, 2008	603,162	$39.85	5.6	$5,627,376

The weighted average fair value of options granted during the years ended December 31, 2008, 2007 and 2006 was $60.09, $0 and $31.01, respectively. The total intrinsic value of the options exercised for the years ended December 31, 2008, 2007 and 2006 was $1.3 million, $7.9 million and $25 million, respectively.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Nonvested Shares

A summary of nonvested share activity under the Stock Plan as of December 31, 2008, and changes during the year then ended is presented below:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2008	171,000	$72.44
Granted	117,500	$104.27
Vested	(10,000)	$80.19
Canceled	(25,500)	$94.58

Nonvested at December 31, 2008	253,000	$89.49

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

The Company uses the Black-Scholes valuation model to determine the estimated fair value for each option grant issued, with highly subjective assumptions, changes in which could materially affect the estimated fair value. Expected volatility is based on implied and historical factors related to Wynn Resorts’ common stock. Expected term represents the weighted average time between the option’s grant date and its exercise date. The Company used the simplified method prescribed by SAB No. 107 and No. 110 for companies with a limited trading history, to estimate the expected term. Prior to the adoption of SFAS No. 123(R), the Company used its best estimate and comparisons to industry peers. The risk-free interest rate used for each period presented is based on the U.S. Treasury yield curve at the time of grant for the period equal to the expected term.

The fair value per option was estimated on the date of grant using the weighted-average assumptions noted in the table below. There were no options granted during the year ended December 31, 2007.

	Years Ended December 31,
	2008	2006
Expected dividend yield	—	—
Expected stock price volatility	44.1%	32.5%
Risk-free interest rate	3.6%	4.9%
Expected average life of options (years)	9.0	7.0

Compensation cost related to stock options for the years ended December 31, 2008, 2007 and 2006, were $6.8 million, $6.1 million and $7.3 million, respectively.

In addition to compensation cost relating to stock options, during the years ended December 31, 2008, 2007 and 2006, the Company recognized compensation cost related to nonvested shares of Wynn Resorts’ common stock of approximately $2.7 million, $1.9 million and $0.8 million, respectively. Approximately $14.8 million of

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

unamortized compensation cost relating to nonvested shares of Common Stock at December 31, 2008, will be recognized as compensation over the vesting period of the related grants through December 2016.

The total compensation cost relating both to stock options and nonvested stock for the years ended December 31, 2008, 2007 and 2006 is allocated as follows (amounts in thousands):

	Years Ended December 31,
	2008	2007	2006
Casino	$3,313	$3,435	$3,076
Rooms	371	509	605
Food and beverage	845	878	1,135
Entertainment, retail and other	210	266	310
General and administrative	4,509	2,943	3,007
Preopening costs	254	—	—

Total stock-based compensation expense	$9,502	$8,031	$8,133

13. Commitments and Contingencies

Aircraft Deposits

The Company has made deposits on an aircraft purchase totaling $13.4 million which is included in other assets as of December 31, 2008. The Company was scheduled to take delivery of this airplane in 2009 with additional payments to be made totaling $31.1 million. On February 19, 2009, the Company cancelled the agreement to purchase this aircraft. The deposit is refundable only to the extent the seller is able to find another buyer. Due to the uncertainty as to the recoverability of this deposit, the Company will write-off the $13.4 million deposit in the first quarter of 2009.

Leases and other arrangements

The Company is the lessor under several retail leases and has entered into license and distribution agreements for additional retail outlets. The Company also is a party to joint venture agreements for the operation of one other retail outlet and the Ferrari and Maserati automobile dealership at Wynn Las Vegas.

The following represents the future minimum rentals to be received under the operating leases (amounts in thousands):

Years Ending December 31,
2009	$2,615
2010	2,552
2011	2,507
2012	2,389
2013	1,335
Thereafter	2,677

$14,075

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In addition, the Company is the lessee under leases for certain land, buildings and office equipment. At December 31, 2008, the Company was obligated under non-cancellable operating leases, to make future minimum lease payments as follows (amounts in thousands):

Years Ending December 31,
2009	$3,354
2010	1,451
2011	184
2012	140
2013	139
Thereafter	3,081

$8,349

Rent expense for the years ended December 31, 2008, 2007 and 2006 was $6.9 million, $7.4 million and $8.6 million, respectively.

Self-insurance

The Company is covered under a self-insured medical plan up to a maximum of $300,000 per year for each insured person. Amounts in excess of these thresholds are covered by the Company’s insurance programs, subject to customary policy limits.

Employment Agreements

The Company has entered into employment agreements with several executive officers, other members of management and certain key employees. These agreements generally have three-to five-year terms and typically indicate a base salary and often contain provisions for discretionary bonuses. Certain of the executives are also entitled to a separation payment if terminated without “cause” or upon voluntary termination of employment for “good reason” following a “change of control” (as these terms are defined in the employment contracts).

Litigation

The Company does not have any material litigation as of December 31, 2008.

Sales and Use Tax on Complimentary Meals

In March 2008, the Nevada Supreme Court ruled, in the matter captioned Sparks Nugget, Inc. vs. The State of Nevada Ex Rel. Department of Taxation, that food and non-alcoholic beverages purchased for use in providing complimentary meals to customers and to employees was exempt from sales and use tax. In July 2008, the Court denied the State’s motion for rehearing. Through April 2008, Wynn Las Vegas has paid use tax on these items and has filed for refunds for the periods from April 2005 to April 2008. The amount subject to these refunds is approximately $5.4 million. As of December 31, 2008, the Company had not recorded a receivable related to this matter.

14. Subsequent Event

During the first two months of 2009, Wynn Resorts has contributed to Member’s Equity $100 million. These contributions will fund construction and retention payables related to Encore of approximately $202 million as of December 31, 2008.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. Condensed Consolidating Financial Information of Guarantors and Issuers

The following condensed consolidating financial statements present information related to the Issuers of the First Mortgage Notes and their guarantor subsidiaries (World Travel, LLC; Las Vegas Jet, LLC; Wynn Show Performers, LLC; Wynn Golf, LLC; Kevyn, LLC; and Wynn Sunrise, LLC) and non-guarantor subsidiary (Wynn Completion Guarantor, LLC) as of December 31, 2008 and 2007, and for each of the three years in the period ended December 31, 2008.

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

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION

AS OF DECEMBER 31, 2008

(amounts in thousands)

	Issuers	Guarantor Subsidiaries	Nonguarantor Subsidiary	Eliminating Entries	Total
ASSETS
Current assets:
Cash and cash equivalents	$123,315	$—	$—	$—	$123,315
Receivables, net	98,277	—	5	—	98,282
Inventories	95,206	—	—	—	95,206
Prepaid expenses and other	21,465	183	—	—	21,648

Total current assets	338,263	183	5	—	338,451
Restricted cash	—	—	—	—	—
Note receivable from Wynn Resorts, Limited	—	—	—	—	—
Property and equipment, net	3,906,460	202,493	—	—	4,108,953
Intangible assets, net	10,737	6,144	—	—	16,881
Deferred financing costs, net	37,462	—	—	—	37,462
Deposits and other assets	64,619	13,350	—	—	77,969
Investment in unconsolidated affiliates	(7,286)	4,555	—	7,286	4,555

Total assets	$4,350,255	$226,725	$5	$7,286	$4,584,271

LIABILITIES AND MEMBER’S EQUITY
Current liabilities:
Current portion of long-term debt	$—	$1,050	$—	$—	$1,050
Accounts payable	46,701	—	—	—	46,701
Accrued interest	10,110	—	—	—	10,110
Accrued compensation and benefits	48,822	1,305	—	—	50,127
Other accrued expenses	19,104	39	—	—	19,143
Customer deposits and other liabilities	101,825	—	—	—	101,825
Due to affiliates, net	7,302	201,003	(7,881)	—	200,424

Total current liabilities	233,864	203,397	(7,881)	—	429,380
Long-term debt	2,794,923	38,500	—	—	2,833,423
Due to affiliates, net	63,905	—	—	—	63,905
Other	—	—	—	—	—

Total liabilities	3,092,692	241,897	(7,881)	—	3,326,708

Commitments and contingencies
Member’s equity:
Contributed capital	1,474,286	12,530	—	(12,530)	1,474,286
Retained earnings (deficit)	(216,723)	(27,702)	7,886	19,816	(216,723)

Total member’s equity	1,257,563	(15,172)	7,886	7,286	1,257,563

Total liabilities and member’s equity	$4,350,255	$226,725	$5	$7,286	$4,584,271

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION

AS OF DECEMBER 31, 2007

(amounts in thousands)

	Issuers	Guarantor Subsidiaries	Nonguarantor Subsidiary	Eliminating Entries	Total
ASSETS
Current assets:
Cash and cash equivalents	$146,556	$(35)	$—	$—	$146,521
Receivables, net	135,094	38	—	—	135,132
Inventories	58,612	—	—	—	58,612
Prepaid expenses and other	19,956	168	—	—	20,124

Total current assets	360,218	171	—	—	360,389
Restricted cash	—	—	31,052	—	31,052
Note receivable from Wynn Resorts, Limited	88,379	—	—	—	88,379
Property and equipment, net	2,825,608	205,795	—	—	3,031,403
Intangible assets, net	19,381	6,144	—	—	25,525
Deferred financing costs, net	41,536	—	—	—	41,536
Deposits and other assets	59,174	4,721	—	—	63,895
Investment in unconsolidated affiliates	(2,173)	5,077	—	2,173	5,077

Total assets	$3,392,123	$221,908	$31,052	$2,173	$3,647,256

LIABILITIES AND MEMBER’S EQUITY
Current liabilities:
Current portion of long-term debt	$—	$1,050	$—	$—	$1,050
Accounts payable	28,811	45	—	—	28,856
Accrued interest	10,816	—	—	—	10,816
Accrued compensation and benefits	44,516	1,212	—	—	45,728
Other accrued expenses	22,348	22	—	—	22,370
Customer deposits and other liabilities	88,299	—	—	—	88,299
Due to affiliates, net	(148,607)	189,121	—	—	40,514

Total current liabilities	46,183	191,450	—	—	237,633
Long-term debt	1,914,184	39,900	—	—	1,954,084
Due to affiliates, net	55,618	—	23,783	—	79,401
Other	1,118	—	—	—	1,118

Total liabilities	2,017,103	231,350	23,783	—	2,272,236

Commitments and contingencies
Member’s equity:
Contributed capital	1,461,949	12,530	—	(12,530)	1,461,949
Retained earnings (deficit)	(86,929)	(21,972)	7,269	14,703	(86,929)

Total member’s equity	1,375,020	(9,442)	7,269	2,173	1,375,020

Total liabilities and member’s equity	$3,392,123	$221,908	$31,052	$2,173	$3,647,256

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

YEAR ENDED DECEMBER 31, 2008

(amounts in thousands)

	Issuers	Guarantor Subsidiaries	Nonguarantor Subsidiary	Eliminating Entries	Total
Operating revenues:
Casino	$479,711	$—	$—	$—	$479,711
Rooms	268,515	—	—	—	268,515
Food and beverage	305,702	—	—	—	305,702
Entertainment, retail and other	202,388	—	—	(266)	202,122

Gross revenues	1,256,316	—	—	(266)	1,256,050
Less: promotional allowances	(156,159)	—	—	—	(156,159)

Net revenues	1,100,157	—	—	(266)	1,099,891

Operating costs and expenses:
Casino	257,983	—	—	—	257,983
Rooms	73,782	—	—	—	73,782
Food and beverage	188,521	—	—	—	188,521
Entertainment, retail and other	132,870	—	—	—	132,870
General and administrative	201,017	(1,216)	5	(266)	199,540
Provision for doubtful accounts	24,887	—	—	—	24,887
Management fees	16,505	—	—	—	16,505
Pre-opening costs	72,373	—	—	—	72,373
Depreciation and amortization	165,121	4,519	—	—	169,640
Property charges and other	21,916	490	—	—	22,406

Total operating costs and expenses	1,154,975	3,793	5	(266)	1,158,507
Equity in income (loss) from unconsolidated affiliates.	(5,113)	266	—	5,113	266

Operating income (loss)	(59,931)	(3,527)	(5)	5,113	(58,350)

Other income (expense):
Interest income	4,205	—	622	—	4,827
Interest expense, net of capitalized interest	(73,652)	(2,203)	—	—	(75,855)
Increase (decrease) in swap fair value	(416)	—	—	—	(416)
Loss from extinguishment of debt	—	—	—	—	—

Other income (expense), net	(69,863)	(2,203)	622	—	(71,444)

Net income (loss)	$(129,794)	$(5,730)	$617	$5,113	$(129,794)

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

YEAR ENDED DECEMBER 31, 2007

(amounts in thousands)

	Issuers	Guarantor Subsidiaries	Nonguarantor Subsidiary	Eliminating Entries	Total
Operating revenues:
Casino	$642,327	$—	$—	$—	$642,327
Rooms	285,702	—	—	—	285,702
Food and beverage	311,032	—	—	—	311,032
Entertainment, retail and other	210,304	—	—	(796)	209,508

Gross revenues	1,449,365	—	—	(796)	1,448,569
Less: promotional allowances	(152,718)	—	—	—	(152,718)

Net revenues	1,296,647	—	—	(796)	1,295,851

Operating costs and expenses:
Casino	276,523	—	—	—	276,523
Rooms	75,808	—	—	—	75,808
Food and beverage	192,497	—	—	—	192,497
Entertainment, retail and other	145,460	—	—	—	145,460
General and administrative	202,135	(1,519)	5	(796)	199,825
Provision for doubtful accounts	21,139	—	—	—	21,139
Management fees	19,473	—	—	—	19,473
Pre-opening costs	6,457	—	—	—	6,457
Depreciation and amortization	147,413	5,426	—	—	152,839
Property charges and other	6,005	—	—	—	6,005

Total operating costs and expenses	1,092,910	3,907	5	(796)	1,096,026
Equity in income (loss) from unconsolidated affiliates.	(4,218)	796	—	4,218	796

Operating income (loss)	199,519	(3,111)	(5)	4,218	200,621

Other income (expense):
Interest income	12,321	—	1,896	—	14,217
Interest expense, net of capitalized interest	(83,249)	(2,841)	—	—	(86,090)
Increase (decrease) in swap fair value	(4,372)	—	—	—	(4,372)
Loss from extinguishment of debt	—	(157)	—	—	(157)

Other income (expense), net	(75,300)	(2,998)	1,896	—	(76,402)

Net income (loss)	$124,219	$(6,109)	$1,891	$4,218	$124,219

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

YEAR ENDED DECEMBER 31, 2006

(amounts in thousands)

	Issuers	Guarantor Subsidiaries	Nonguarantor Subsidiary	Eliminating Entries	Total
Operating revenues:
Casino	$535,561	$—	$—	$—	$535,561
Rooms	268,237	—	—	—	268,237
Food and beverage	295,205	—	—	—	295,205
Entertainment, retail and other	196,009	—	—	(1,409)	194,600

Gross revenues	1,295,012	—	—	(1,409)	1,293,603
Less: promotional allowances	(154,255)	—	—	—	(154,255)

Net revenues	1,140,757	—	—	(1,409)	1,139,348

Operating costs and expenses:
Casino	250,447	—	—	—	250,447
Rooms	71,170	—	—	—	71,170
Food and beverage	185,382	—	—	—	185,382
Entertainment, retail and other	129,853	—	—	—	129,853
General and administrative	183,166	(1,101)	—	(1,409)	180,656
Provision for doubtful accounts	20,675	—	—	—	20,675
Management fees	17,091	—	—	—	17,091
Pre-opening costs	2,020	—	—	—	2,020
Depreciation and amortization	142,713	4,895	—	—	147,608
Contract termination fee	5,000	—	—	—	5,000
Property charges and other	14,399	—	—	—	14,399

Total operating costs and expenses	1,021,916	3,794	—	(1,409)	1,024,301
Equity in income (loss) from unconsolidated affiliates.	(3,090)	1,409	—	3,090	1,409

Operating income (loss)	115,751	(2,385)	—	3,090	116,456

Other income (expense):
Interest income	20,303	—	2,498	—	22,801
Interest expense, net of capitalized interest	(114,584)	(3,203)	—	—	(117,787)
Increase (decrease) in swap fair value	871	—	—	—	871
Loss from extinguishment of debt	(12,533)	—	—	—	(12,533)

Other income (expense), net	(105,943)	(3,203)	2,498	—	(106,648)

Net income (loss)	$9,808	$(5,588)	$2,498	$3,090	$9,808

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS INFORMATION

YEAR ENDED DECEMBER 31, 2008

(amounts in thousands)

	Issuers	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminating Entries	Total
Cash flows from operating activities:
Net income (loss)	$(129,794)	$(5,730)	$617	$5,113	$(129,794)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	165,121	4,519	—	—	169,640
Stock-based compensation	9,502	—	—	—	9,502
Loss from extinguishment of debt	—	—	—	—	—
Amortization and writeoff of deferred financing costs and other	11,078	—	—	—	11,078
Equity in income (loss) from unconsolidated affiliates, net of distributions	5,113	522	—	(5,113)	522
Provision for doubtful accounts	24,887	—	—	—	24,887
Property charges and other	21,916	490	—	—	22,406
Decrease in swap fair value	416	—	—	—	416
Increase (decrease) in cash from changes in:
Receivables	20,309	38	(5)	—	20,342
Inventories and prepaid expenses and other	(38,691)	(15)	—	—	(38,706)
Accounts payable, accrued expenses and other	22,327	65	—	—	22,392
Due to affiliates, net	29,739	(7,284)	—	—	22,455

Net cash provided by (used in) operating activities	141,923	(7,395)	612	—	135,140

Cash flows from investing activities:
Capital expenditures, net of construction payables and retentions	(1,128,089)	(1,436)	—	—	(1,129,525)
Restricted cash	—	—	31,052	—	31,052
Note receivable from Wynn Resorts, Limited	80,000	—	—	—	80,000
Purchase of intangibles and other assets	(26,161)	(8,900)	—	—	(35,061)
Due to affiliates, net	31,044	19,166	(31,664)	—	18,546
Proceeds from sale of assets	2,537	—	—	—	2,537

Net cash provided by (used in) investing activities	(1,040,669)	8,830	(612)	—	(1,032,451)

Cash flows from financing activities:
Principal payments on long-term debt	—	(1,400)	—	—	(1,400)
Proceeds from issuance of long-term debt	879,484	—	—	—	879,484
Payments of deferred financing costs	(3,979)	—	—	—	(3,979)

Net cash provided by (used in) financing activities	875,505	(1,400)	—	—	874,105

Cash and cash equivalents:
Increase (decrease) in cash and cash equivalents	(23,241)	35	—	—	(23,206)
Balance, beginning of year	146,556	(35)	—	—	146,521

Balance, end of year	$123,315	$—	$—	$—	$123,315

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS INFORMATION

YEAR ENDED DECEMBER 31, 2007

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

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16. Quarterly Financial Information (Unaudited)

The following table presents selected quarterly financial information for 2008 and 2007 (amounts in thousands):

	Year Ended December 31, 2008
	First	Second	Third	Fourth	Year
Net revenues	$287,601	$295,468	$294,800	$222,022	$1,099,891
Operating income (loss)	(8,592)	20,299	(272)	(69,785)	(58,350)
Net income (loss)	(28,767)	5,078	(16,098)	(90,007)	(129,794)

	Year Ended December 31, 2007
	First	Second	Third	Fourth	Year
Net revenues	$330,934	$335,181	$305,798	$323,938	$1,295,851
Operating income	59,014	63,420	35,803	42,384	200,621
Net income	37,572	45,354	16,908	24,385	124,219

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2008, the Company’s disclosure controls and procedures are effective, at the reasonable assurance level, in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely discussions regarding required disclosure.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.

Based on our assessment, management believes that, as of December 31, 2008, the Company’s internal control over financial reporting was effective.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. The attestation report of the Company’s registered public accounting firm is not required in this annual report under the SEC’s temporary rules, which permit the Company to provide only management’s report in this annual report.

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

Item 14. Principal Accountant Fees and Services

The following table shows the fees paid or accrued by us for audit and other services provided by our auditors, Ernst & Young LLP, during each of the years ended December 31, 2008 and 2007:

	Aggregate Fees
Category	2008	2007
Audit fees	$290,600	$249,022
Audit-related fees	$—	$—
Tax fees	$—	$—
All other fees	$—	$—

“Audit fees” includes the aggregate fees billed by our principal auditors for professional services rendered for the audit of our consolidated financial statements for the year ended December 31. “Audit fees” also includes amounts billed for services provided in connection with the preparation of an offering memorandum in 2007 and subsequent registration statement in 2008 relating to the issuance of $400 million of 6- 5/8% First Mortgage Notes due 2014.

All of the principal accounting fees and services were pre-approved by the Audit Committee in 2008 and 2007. The Audit Committee pre-approves services either by: (1) approving a request from management to engage our principal auditors for a specific project at a specific fee or rate or (2) by pre-approving certain types of services that would comprise the fees within each of the above categories at our principal auditors usual and customary rates.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)1. The following consolidated financial statements of the Company are filed as part of this report under Item 8—Financial Statements and Supplemental Data.

•	Report of Independent Registered Public Accounting Firm
•	Consolidated Balance Sheets as of December 31, 2008 and 2007
•	Consolidated Statements of Operations for the years ended December 31, 2008, 2007 and 2006
•	Consolidated Statements of Member’s Equity for the years ended December 31, 2008, 2007 and 2006
•	Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006
•	Notes to Consolidated Financial Statements

(a)2. Financial Statement Schedules

•	Schedule II—Valuation and Qualifying Accounts

We have omitted all other financial statement schedules because they are not required or are not applicable, or the required information is shown in the consolidated financial statements or notes to the consolidated financial statements.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(amounts in thousands)

Description	Balance at January 1, 2008	Provisions for Doubtful Accounts	Write-offs, Net of Recoveries	Balance at December 31, 2008
Allowance for doubtful accounts	$50,604	24,887	(10,077)	$65,414

Description	Balance at January 1, 2007	Provisions for Doubtful Accounts	Write-offs, Net of Recoveries	Balance at December 31, 2007
Allowance for doubtful accounts	$35,002	21,139	(5,537)	$50,604

Description	Balance at January 1, 2006	Provisions for Doubtful Accounts	Write-offs, Net of Recoveries	Balance at December 31, 2006
Allowance for doubtful accounts	$15,812	20,675	(1,485)	$35,002

(a)3. Exhibits

Exhibits that are not filed herewith have been previously filed with the SEC and are incorporated herein by reference.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Second Amended and Restated Articles of Organization of Wynn Las Vegas, LLC. (1)

3.2	Second Amended and Restated Operating Agreement of Wynn Las Vegas, LLC. (1)

3.3	First Amended and Restated Articles of Incorporation of Wynn Las Vegas Capital Corp. (1)

3.4	Certificate of Amendment of the Articles of Incorporation of Wynn Las Vegas Capital Corp. (1)

3.5	First Amended and Restated Bylaws of Wynn Las Vegas Capital Corp. (1)

3.6	First Amendment to the First Amended and Restated Bylaws of Wynn Las Vegas Capital Corp. (1)

3.7	Second Amendment to the First Amended and Restated Bylaws of Wynn Las Vegas Capital Corp. (1)

3.8	Articles of Organization of Kevyn, LLC (23)

3.9	Operating Agreement of Kevyn, LLC (23)

3.10	Amended and Restated Articles of Organization of Wynn Golf, LLC. (1)

3.11	First Amended and Restated Operating Agreement of Wynn Golf, LLC. (1)

3.12	Second Amended and Restated Articles of Organization of Las Vegas Jet, LLC. (1)

3.13	Second Amended and Restated Operating Agreement of Las Vegas Jet, LLC. (1)

3.14	Articles of Organization of Wynn Sunrise, LLC. (1)

3.15	First Amended and Restated Operating Agreement of Wynn Sunrise, LLC. (1)

3.16	Second Amended and Restated Articles of Organization of World Travel, LLC. (1)

3.17	Second Amended and Restated Operating Agreement of World Travel, LLC. (1)

3.18	First Amended and Restated Articles of Organization of Wynn Show Performers, LLC. (1)

3.19	First Amended and Restated Operating Agreement of Wynn Show Performers, LLC. (1)

4.1	Indenture, dated as of December 14, 2004, among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., the Guarantors set forth therein and U.S. Bank National Association, as trustee. (3)

4.2	Supplemental Indenture, dated as of December 14, 2004, among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., the Guarantors set forth therein and Wells Fargo Bank, National Association, as trustee. (3)

4.3	First Supplemental Indenture, dated as of June 29, 2005, among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., the Guarantors set forth therein and U.S. Bank National Association, as trustee. (8)

4.4	Second Supplemental Indenture, dated as of July 29, 2005, among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., the Guarantors set forth therein and U.S. Bank National Association, as trustee. (23)

Exhibit No.	Description
4.5	Registration Rights Agreement, dated as of December 14, 2004, by and among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., the Guarantor signatories thereto and Deutsche Bank Securities Inc., Banc of America Securities LLC, Bear, Stearns & Co. Inc., J.P. Morgan Securities Inc. and SG Americas Securities, LLC. (4)

4.6	Registration Rights Agreement, dated as of November 6, 2007, by and among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., the Guarantor signatories thereto and Deutsche Bank Securities Inc., Banc of America Securities LLC. (19)

10.1	Amended and Restated Master Disbursement Agreement, dated as of October 25, 2007, by and among Wynn Las Vegas, LLC, Deutsche Bank Trust Company Americas, as the initial Bank Agent, and Deutsche Bank Trust Company America, as the initial Disbursement Agent. (20)

10.2	First Amendment to Amended and Restated Master Disbursement Agreement, dated as of October 31, 2007, by and among Wynn Las Vegas, LLC, Deutsche Bank Trust Company Americas, as the initial Bank Agent, and Deutsche Bank Trust Company America, as the initial Disbursement Agent. (18)

10.3	Second Amendment to Amended and Restated Master Disbursement Agreement, dated as of November 6, 2007, by and among Wynn Las Vegas, LLC, Deutsche Bank Trust Company Americas, as the Bank Agent, and Deutsche Bank Trust Company Americas, as the Disbursement Agent. (19)

10.4	Promissory Note and Agreement, dated May 24, 2005, by Wells Fargo Northwest, National Association, not in its individual capacity but solely as owner trustee, and World Travel, LLC; and accepted and agreed to by Bank of America, N.A., as lender and Wells Fargo Bank, National Association, not in its individual capacity but solely as collateral agent. (10)

10.5	Promissory Note and Agreement, dated May 24, 2005, by Wells Fargo Northwest, National Association, not in its individual capacity but solely as owner trustee, and World Travel, LLC; and accepted and agreed to by The CIT Group / Equipment Financing, Inc., as lender and Wells Fargo Bank, National Association, not in its individual capacity but solely as collateral agent. (10)

10.6	Aircraft Security Agreement, dated May 24, 2005, between Wells Fargo Northwest, National Association, not in its individual capacity but solely as owner trustee, World Travel, LLC and Wells Fargo Bank, National Association, not in its individual capacity but solely as collateral agent. (10)

10.7	Guaranty, dated May 24, 2005, by Wynn Las Vegas, LLC in favor of The CIT Group / Equipment Financing, Inc., Bank of America, N.A. and Wells Fargo Bank, National Association, not in its individual capacity but solely as collateral agent. (10)

10.8	Agreement of Termination, dated June 30, 2005, by and between Stephen A. Wynn and Wynn Las Vegas, LLC. (11)

10.9	Fourth Amended and Restated Art Rental and Licensing Agreement, dated as of June 30, 2005, between Stephen A. Wynn, as lessor, Wynn Gallery, LLC, as lessee. (11)

10.10	Lump Sum Agreement, by and between Wynn Las Vegas, LLC and Wadsworth Golf Construction Company, effective as of February 18, 2003. (6)

10.11	Completion Guaranty, dated December 14, 2004, by Wynn Completion Guarantor, LLC in favor of Deutsche Bank Trust Company Americas, as the Bank Agent, and U.S. Bank National Association, as Indenture Trustee. (4)

10.12	Purchase Agreement, dated October 25, 2002, by and among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp. and Stephen A. Wynn. (2)

10.13	Purchase Agreement, dated October 25, 2002, by and among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp. and Aruze USA, Inc. (2)

Exhibit No.	Description
10.14	Acknowledgement and Agreement, dated as of September 1, 2004, among Wynn Las Vegas, LLC, Wells Fargo Bank, National Association and the lenders named therein. (7)

10.15	Third Amended and Restated Art Rental and Licensing Agreement, dated as of August 6, 2004, by and between Stephen A. Wynn and Wynn Las Vegas, LLC. (5)

10.16	Deed of Trust, Assignment of Rents and Leases, Security Agreement and Fixture Filing, dated as of December 14, 2004, made by Wynn Las Vegas, LLC, as trustor, to Nevada Title Company, as trustee, for the benefit of Deutsche Bank Trust Company Americas, as collateral agent. (4)

10.17	Deed of Trust, Assignment of Rents and Leases, Security Agreement and Fixture Filing, dated as of December 14, 2004, made by Wynn Sunrise, LLC, as trustor, to Nevada Title Company, as trustee, for the benefit of Deutsche Bank Trust Company Americas, as collateral agent. (4)

10.18	Deed of Trust, Assignment of Rents and Leases, Security Agreement and Fixture Filing, dated as of December 14, 2004, made by Wynn Golf, LLC, as trustor, to Nevada Title Company, as trustee, for the benefit of Deutsche Bank Trust Company Americas, as collateral agent. (4)

10.19	Guarantee and Collateral Agreement, dated as of December 14, 2004, made by Wynn Resorts Holdings, LLC, Wynn Las Vegas, LLC, Wynn Show Performers, LLC, Wynn Las Vegas Capital Corp., Wynn Golf, LLC, World Travel, LLC, Las Vegas Jet, LLC, Wynn Sunrise, LLC and the other Grantors from time to time party thereto in favor of Deutsche Bank Trust Company Americas, as administrative agent. (4)

10.20	Intercreditor Agreement, dated as of December 14, 2004, among Deutsche Bank Trust Company Americas, as bank agent, Deutsche Bank Trust Company Americas, as collateral agent, and U.S. Bank National Association, as trustee. (3)

10.21	Pledge and Security Agreement, dated as of December 14, 2004, made by Wynn Resorts Holdings, LLC, Wynn Las Vegas, LLC, Wynn Show Performers, LLC, Wynn Las Vegas Capital Corp., Wynn Golf, LLC, World Travel, LLC, Las Vegas Jet, LLC, Wynn Sunrise, LLC and the other Grantors from time to time party thereto in favor of Deutsche Bank Trust Company Americas, as administrative agent. (4)

10.22	Management Fees Subordination Agreement, dated as of December 14, 2004, by Wynn Resorts, Limited, Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., and those subsidiaries of Wynn Las Vegas, LLC listed on Exhibit A hereto in favor of Deutsche Bank Trust Company Americas, as administrative agent, and U.S. Bank National Association, as trustee. (4)

10.23	Management Agreement, made as of December 14, 2004, by and among Wynn Las Vegas, LLC, Wynn Show Performers, LLC, Wynn Las Vegas Capital Corp., Wynn Golf, LLC, World Travel, LLC, Las Vegas Jet, LLC, Wynn Sunrise, LLC, and Wynn Resorts, Limited. (4)

10.24	Irrevocable Trust Agreement, dated as of December 14, 2004, by and among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., and Wells Fargo Bank, National Association, as Trustee. (4)

10.25	Amended and Restated Project Administration Services Agreement, dated December 14, 2004, between Wynn Las Vegas, LLC and Wynn Design & Development, LLC. (4)

10.26	Intellectual Property License Agreement, dated as of December 14, 2004, by and among Wynn Resorts Holdings, Wynn Resorts, Limited and Wynn Las Vegas, LLC. (4)

10.27	Employment Agreement, dated as of August 31, 2005, between Wynn Las Vegas, LLC and Andrew Pascal. (12)

10.28	First Amendment to Employment Agreement, dated December 31, 2008, by and between Wynn Las Vegas, LLC and Andrew Pascal (16)

Exhibit No.	Description
10.29	Employment Agreement, dated as of March 3, 2008 by and between Wynn Las Vegas, LLC and David Sisk. (22)

10.30	First Amendment to Employment Agreement, dated December 31, 2008, by and between Wynn Las Vegas, LLC and David Sisk. (16)

10.31	Amended and Restated Credit Agreement, dated as of August 15, 2006 among Wynn Las Vegas, LLC, as the Borrower, several lenders and agents, and Deutsche Bank Trust Company Americas, as Administrative Agent. (21)

10.32	First Amendment to Amended and Restated Credit Agreement dated April 9, 2007 among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., Wynn Show Performers, LLC, Wynn Golf, LLC, Wynn Sunrise, LLC, World Travel, LLC, Kevyn, LLC, Las Vegas Jet, LLC, and Deutsche Bank Trust Company Americas, as Administrative Agent on behalf of the several banks and other financial institutions or entities from time to time party to Wynn Las Vegas LLC’s Amended and Restated Credit Agreement, dated as of August 15, 2006. (17)

10.33	Second Amendment to Amended and Restated Credit Agreement dated October 31, 2007 among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., Wynn Show Performers, LLC, Wynn Golf, LLC, Wynn Sunrise, LLC, World Travel, LLC, Kevyn, LLC, Las Vegas Jet, LLC, Wynn Resorts Holdings, LLC, Wynn Completion Guarantors, LLC and Deutsche Bank Trust Company Americas, as Administrative Agent on behalf of the several banks and other financial institutions or entities from time to time party to Wynn Las Vegas LLC’s Amended and Restated Credit Agreement, dated as of August 15, 2006. (18)

10.34	Third Amendment to Amended and Restated Credit Agreement dated as of September 17, 2008 among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., Wynn Show Performers, LLC, Wynn Golf, LLC, Wynn Sunrise, LLC, World Travel, LLC, Kevyn, LLC, Las Vegas Jet, LLC, Wynn Resorts Holdings, LLC, Wynn Completion Guarantor, LLC and Deutsche Bank Trust Company Americas, as Administrative Agent on behalf of the several banks and other financial institutions or entities from time to time party to Wynn Las Vegas, LLC’s Amended and Restated Credit Agreement, dated as of August 15, 2006. (13)

21.1	Subsidiaries of the Registrant. Pursuant to General Instructions I of Form 10-K, the list of subsidiaries is omitted.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (16)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (16)

32	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (16)

(1)	Previously filed with the Registration Statement on Form S-4 (File No. 333-124052) filed by the registrant on April 13, 2005.
(2)	Incorporated by reference from the Current Report on Form 8-K filed by Wynn Resorts on November 18, 2002.
(3)	Incorporated by reference from the Current Report on Form 8-K filed by Wynn Resorts on December 17, 2004.
(4)	Incorporated by reference from the Annual Report on Form 10-K filed by Wynn Resorts on March 15, 2005.
(5)	Incorporated by reference from the Quarterly Report on Form 10-Q filed by Wynn Resorts on November 4, 2004.
(6)	Incorporated by reference from the Quarterly Report on Form 10-Q filed by Wynn Resorts on May 15, 2003.

(7)	Incorporated by reference from the Current Report on Form 8-K filed by Wynn Resorts on September 8, 2004.
(8)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on June 29, 2005.
(9)	Incorporated by reference from the Current Report on Form 8-K filed by Wynn Resorts, Limited on April 27, 2005.
(10)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on May 25, 2005.
(11)	Incorporated by reference from the Periodic Report on form 10-Q filed by Wynn Resorts, Limited on August 2, 2005.
(12)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on September 1, 2005.
(13)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on September 19, 2008.
(14)	Incorporated by reference from the Annual Report on Form 10-K filed by the Wynn Resorts on March 16, 2006.
(15)	Incorporated by reference from the Quarterly Report on Form 10-Q filed by Wynn Resorts, Limited on November 9, 2006.
(16)	Filed herewith.
(17)	Incorporated by reference from the Quarterly Report on Form 10-Q filed by the Registrant on August 9, 2007.
(18)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on November 1, 2007.
(19)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on November 13, 2007.
(20)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on October 31, 2007.
(21)	Incorporated by reference from the Quarterly Report on Form 10-Q filed by the Registrant on November 9, 2006.
(22)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on March 4, 2008.
(23)	Incorporated by reference from the Annual Report on Form 10-K Filed by the Registrant on February 22, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WYNN LAS VEGAS, LLC

Dated: February 27, 2009	By	/S/ ANDREW PASCAL
Andrew Pascal Chief Operating Officer and President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ STEPHEN A. WYNN Stephen A. Wynn	Chairman of the Board	February 27, 2009

/S/ KAZUO OKADA Kazuo Okada	Vice Chairman of the Board	February 27, 2009

/S/ LINDA CHEN Linda Chen	President, Wynn International Marketing and Director	February 27, 2009

/S/ RUSSELL GOLDSMITH Russell Goldsmith	Director	February 27, 2009

/S/ RAY R. IRANI Dr. Ray R. Irani	Director	February 27, 2009

/S/ ROBERT J. MILLER Robert J. Miller	Director	February 27, 2009

/S/ JOHN A. MORAN John A. Moran	Director	February 27, 2009

/S/ ALVIN V. SHOEMAKER Alvin V. Shoemaker	Director	February 27, 2009

/S/ D. BOONE WAYSON D. Boone Wayson	Director	February 27, 2009

/S/ ELAINE P. WYNN Elaine P. Wynn	Director	February 27, 2009

/S/ ALLAN ZEMAN Allan Zeman	Director	February 27, 2009

/S/ ANDREW PASCAL Andrew Pascal	Chief Operating Officer and President (Principal Executive Officer)	February 27, 2009

/S/ DAVID R. SISK David R. Sisk	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 27, 2009