Form 10-Q
period 2009-03-31
WYNN LAS VEGAS LLC
filed 2009-05-11
CIK 1180638

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Wynn Resorts Holdings, LLC owns all of the membership interests of the Registrant as of May 8, 2009.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands)

(unaudited)

	March 31, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$96,774	$123,315
Receivables, net	86,517	98,282
Inventories	96,214	95,206
Prepaid expenses and other	20,117	21,648

Total current assets	299,622	338,451
Property and equipment, net	4,050,996	4,108,953
Intangible assets, net	16,429	16,881
Deferred financing costs, net	35,273	37,462
Deposits and other assets	56,854	77,969
Investment in unconsolidated affiliates	3,936	4,555

Total assets	$4,463,110	$4,584,271

LIABILITIES AND MEMBER’S EQUITY
Current liabilities:
Current portion of long-term debt	$1,050	$1,050
Accounts payable	30,429	46,701
Accrued interest	38,194	10,110
Accrued compensation and benefits	40,064	50,127
Other accrued expenses	21,203	19,143
Customer deposits and other liabilities	61,028	101,825
Due to affiliates, net	100,229	200,424

Total current liabilities	292,197	429,380
Long-term debt	2,833,401	2,833,423
Due to affiliates, net	68,259	63,905

Total liabilities	3,193,857	3,326,708

Commitments and contingencies (Note 9)

Member’s equity:
Contributed capital	1,581,440	1,474,286
Accumulated deficit	(312,187)	(216,723)

Total member’s equity	1,269,253	1,257,563

Total liabilities and member’s equity	$4,463,110	$4,584,271

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands)

(unaudited)

	Three Months Ended March 31,
	2009	2008
Operating revenues:
Casino	$117,481	$125,134
Rooms	85,089	70,563
Food and beverage	96,909	77,185
Entertainment, retail and other	46,353	53,855

Gross revenues	345,832	326,737
Less: promotional allowances	(54,310)	(39,136)

Net revenues	291,522	287,601

Operating costs and expenses:
Casino	78,473	68,550
Rooms	24,110	19,082
Food and beverage	56,310	46,860
Entertainment, retail and other	29,449	37,533
General and administrative	65,242	50,957
Provision for doubtful accounts	584	3,874
Management fees	4,354	4,314
Pre-opening costs	—	5,311
Depreciation and amortization	77,444	39,480
Property charges and other	13,940	20,513

Total operating costs and expenses	349,906	296,474

Equity in income (loss) from unconsolidated affiliates	(251)	281

Operating loss	(58,635)	(8,592)

Other income (expense):
Interest income	12	2,158
Interest expense, net of capitalized interest	(36,841)	(19,692)
Decrease in swap fair value	—	(2,641)

Other income (expense), net	(36,829)	(20,175)

Net loss	$(95,464)	$(28,767)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(95,464)	$(28,767)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	77,444	39,480
Stock-based compensation	2,178	1,966
Amortization and writeoff of deferred financing costs and other	6,166	3,243
Equity in income from unconsolidated affiliates, net of distributions	619	507
Provision for doubtful accounts	584	3,874
Property charges and other	13,940	20,513
Decrease in swap fair value	—	2,641
Increase (decrease) in cash from changes in:
Receivables	11,181	20,733
Inventories and prepaid expenses and other	3,127	(5,553)
Accounts payable and accrued expenses	(32,223)	(15,242)
Due to affiliates, net	7,703	6,036

Net cash provided by (used in) operating activities	(4,745)	49,431

Cash flows from investing activities:
Capital expenditures, net of construction payables and retention	(115,028)	(238,469)
Restricted cash and investments	—	(270)
Purchase of other assets	(2,755)	(8,631)
Due to affiliates, net	(3,663)	(7,443)

Net cash used in investing activities	(121,446)	(254,813)

Cash flows from financing activities:
Principal payments on long-term debt	(50,350)	—
Proceeds from issuance of long-term debt	50,000	125,000
Capital contribution from the Parent	100,000	—
Payments of deferred financing costs	—	(145)

Net cash provided by financing activities	99,650	124,855

Cash and cash equivalents:
Decrease in cash and cash equivalents	(26,541)	(80,527)
Balance, beginning of year	123,315	146,521

Balance, end of year	$96,774	$65,994

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization and Basis of Presentation

Organization

Wynn Las Vegas, LLC was formed on April 17, 2001 as a Nevada limited liability company. Unless the context otherwise requires, all references herein to the “Company” refer to Wynn Las Vegas, LLC, a Nevada limited liability company and its consolidated subsidiaries. The sole member of the Company is Wynn Resorts Holdings, LLC (“Holdings”). The sole member of Holdings is Wynn Resorts, Limited (“Wynn Resorts”). The Company was organized primarily to construct and operate “Wynn Las Vegas,” a destination resort and casino on the “Strip” in Las Vegas, Nevada. Wynn Las Vegas opened on April 28, 2005. On December 22, 2008, the Company opened Encore at Wynn Las Vegas (“Encore”), an expansion of Wynn Las Vegas. Encore is a 2,034 all-suite hotel fully integrated with Wynn Las Vegas.

Wynn Las Vegas Capital Corp. (“Wynn Capital”) is a wholly owned subsidiary of the Company incorporated on June 3, 2002, solely for the purpose of obtaining financing for Wynn Las Vegas. Wynn Capital is authorized to issue 2,000 shares of common stock, par value $0.01. At March 31, 2009, the Company owned the one share that was issued and outstanding. Wynn Capital has neither any significant net assets nor has had any operating activity. Its sole function is to serve as the co-issuer of the mortgage notes described below. Wynn Las Vegas, LLC and Wynn Capital together are hereinafter referred to as the “Issuers”.

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

The accompanying condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results for the interim periods have been made. The results for the three months ended March 31, 2009 are not necessarily indicative of results to be expected for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

2. Summary of Significant Accounting Policies

Accounts Receivable and Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of casino accounts receivable. The Company issues credit in the form of “markers” to approved casino customers following investigations of creditworthiness. As of March 31, 2009 and December 31, 2008, approximately 59% and 69% respectively, of the Company’s markers were due from customers residing in foreign countries, primarily in Asia. Business or economic conditions or other significant events in these countries could affect the collectibility of such receivables.

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

The retail value of accommodations, food and beverage, and other services furnished to guests without charge is included in gross revenue and then deducted as promotional allowances. Such amounts have increased with the opening of Encore in December 2008. The estimated cost of providing such promotional allowances is primarily included in casino expenses as follows (amounts in thousands):

	Three Months Ended March 31,
	2009	2008
Rooms	$12,515	$6,446
Food and beverage	16,753	14,317
Entertainment, retail and other	2,700	2,290

Total	$31,968	$23,053

Advertising Costs

The Company expenses advertising costs the first time the advertising takes place. Advertising costs incurred in development periods are included in pre-opening costs. Once a project is completed, advertising costs are included in general and administrative expenses. For the three months ended March 31, 2009 and 2008, advertising costs totaled approximately $6.9 million and $6.5 million, respectively. There was approximately $0.5 million of advertising costs included in pre-opening expenses for the three months ended March 31, 2008.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Recently Issued Accounting Standards

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), “Business Combinations.” SFAS No. 141 (revised) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and noncontrolling interest in the acquiree and the goodwill acquired. The revision is intended to simplify existing guidance and converge rulemaking under U.S. GAAP with international accounting rules. This statement applies prospectively to business combinations where the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of SFAS No. 141 (revised) on January 1, 2009, did not impact the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51.” This statement establishes accounting and reporting standards for ownership interest in subsidiaries held by parties other than the parent and for the deconsolidation of a subsidiary. It also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 changes the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amount attributable to both the parent and the noncontrolling interests. The statement also establishes reporting requirements that provide sufficient disclosure that clearly identify and distinguish between the interest of the parent and those of the noncontrolling owners. This statement is effective for fiscal years beginning on or after December 15, 2008. The adoption of SFAS No. 160 on January 1, 2009 did not impact the Company’s financial position, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133”. SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. This statement is effective for fiscal years beginning after November 15, 2008. The adoption of SFAS No. 161 did not have a material impact on the Company’s financial position, results of operations or cash flows.

3. Supplemental Disclosure of Cash Flow Information

Interest paid for the three months ended March 31, 2009 and 2008 totaled approximately $6.2 million and $4.4 million, respectively. Interest capitalized for the three months ended March 31, 2009 and 2008 totaled approximately $0 and $15.9 million, respectively.

During the three months ended March 31, 2009 and 2008, capital expenditures include a decrease of approximately $95 million and an increase of approximately $17.7 million, respectively, in construction payables and retention recorded through amounts due to affiliates.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

4. Receivables, net

Receivables, net consisted of the following (amounts in thousands):

	March 31, 2009	December 31, 2008
Casino	$122,663	$142,515
Hotel	16,435	13,051
Other	8,707	8,130

	147,805	163,696
Less: allowance for doubtful accounts	(61,288)	(65,414)

	$86,517	$98,282

5. Property and Equipment, net

Property and equipment, net consisted of the following (amounts in thousands):

	March 31, 2009	December 31, 2008
Land and improvements	$696,201	$695,474
Buildings and improvements	2,564,996	2,557,489
Airplane	44,254	44,254
Furniture, fixtures and equipment	1,308,429	1,301,182
Construction in progress	5,351	4,579

	4,619,231	4,602,978
Less: accumulated depreciation	(568,235)	(494,025)

	$4,050,996	$4,108,953

6. Long-Term Debt

Long-term debt consisted of the following (amounts in thousands):

	March 31, 2009	December 31, 2008
6 5/8% First Mortgage Notes, due December 1, 2014, net of original issue discount of $9,233 at March 31, 2009, and $9,561 at December 31, 2008	$1,651,497	$1,690,439
$900 million Revolving Credit Facility; due August 15, 2011; interest at LIBOR plus 1.625%	879,484	879,484
Term Loan Facility; $112.5 million due September 30, 2012 with the remaining $112.5 million due August 15, 2013; interest at LIBOR plus 1.875%	225,000	225,000
$42 million Note Payable; due April 1, 2017; interest at LIBOR plus 1.25%	39,200	39,550
Payable to Affiliate	39,270	—

	2,834,451	2,834,473
Current portion of long-term debt	(1,050)	(1,050)

	$2,833,401	$2,833,423

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

6 5/8% First Mortgage Notes

During the three months ended March 31, 2009, Wynn Resorts purchased $39.3 million face amount of the Company’s 6 5/8% First Mortgage Notes due 2014 through open market purchases at a discount. The purchase of the notes by Wynn Resorts has not been contributed to the Company and the notes have not been retired. Accordingly, $39.3 million of the First Mortgage Notes held by Wynn Resorts remain on the Company’s balance sheet as a payable to affiliate within Long-term Debt. If and when such notes are contributed to the Company by Wynn Resorts, the Company would then retire the notes and recognize a gain on the early extinguishment of debt equal to the gain recorded by Wynn Resorts of approximately $10.6 million.

Debt Covenant Compliance

As of March 31, 2009, management believes the Company was in compliance with all debt covenants.

Credit Facility Amendment

On April 17, 2009, the Company entered into a fourth amendment to its Amended and Restated Credit Agreement (the “Credit Agreement”). This amendment, among other things, (i) provides a waiver of the Consolidated Leverage Ratio, as defined in the Credit Agreement, until the quarter ending June 30, 2011, and increases such thresholds thereafter; (ii) provides additional flexibility with the Consolidated Interest Coverage Ratio, as defined in the Credit Agreement, by reducing such ratio from 1.75 : 1 to 1.25 : 1 beginning June 30, 2009 through March 31, 2011; (iii) extends the maturity on approximately $610 million of revolver commitments from August 15, 2011 to July 15, 2013 (after giving effect to the permanent reduction described below); and (iv) removes the dollar limit on the equity cure provisions for the purpose of the Consolidated Leverage Ratio and the Consolidated Interest Coverage Ratio over the life of the loan. In exchange for the amendments, the Company (i) repaid 30% of the outstanding revolver loans of lenders consenting to the extension of their commitment (approximately $238 million) and permanently reduced such lender commitments by 25% to approximately $697 million; and (ii) agreed to an increase in the overall interest rate spread on the Credit Facilities from LIBOR plus 1.7% to LIBOR plus 2.6%.

As amended, the revolver commitments will reduce by $61 million on August 15, 2011, and an additional $55 million on August 15, 2012. The remaining commitments will mature on July 15, 2013. Lenders holding $87 million of the commitments did not agree to the amendment. Those commitments will mature on the original maturity date of August 15, 2011.

7. Related Party Transactions, net

Amounts Due to Affiliates, net

As of March 31, 2009, the Company’s net due to affiliates was primarily comprised of construction payables of approximately $55.9 million, construction retention of approximately $50.2 million, a management fee of approximately $68.3 million (equal to 1.5% of net revenues and payable upon meeting certain leverage ratios as specified in the documents governing the Company’s Credit Facilities and First Mortgage Notes indenture), and other net amounts receivable from affiliates totaling $5.9 million.

As of December 31, 2008, the Company’s net due to affiliates was primarily comprised of construction payables of approximately $123.4 million, construction retention of approximately $77.7 million, a management fee of approximately $63.9 million (equal to 1.5% of net revenues and payable upon meeting certain leverage ratios as specified in the documents governing the Company’s Credit Facilities and First Mortgage Notes indenture), and other net amounts receivable from affiliates totaling $0.7 million (including corporate allocations discussed below).

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The Company periodically settles amounts due to affiliates with cash receipts and payments, except for the management fee, which is payable upon meeting certain leverage ratios specified in the documents governing the 6 5/8% First Mortgage Notes and the Credit Facilities.

Corporate Allocations

The accompanying condensed consolidated statements of operations include allocations from Wynn Resorts for legal, accounting, human resources, information services, real estate, and other corporate support services. The corporate support service allocations have been determined on a basis that Wynn Resorts and the Company consider to be reasonable estimates of the utilization of service provided or the benefit received by the Company. Wynn Resorts maintains corporate offices at Wynn Las Vegas without charge from the Company. Through September 30, 2008, the Company settled these corporate allocation charges with Wynn Resorts on a periodic basis as discussed in “Amounts Due to Affiliates, net” above. Beginning with the fourth quarter of 2008, the Company no longer intends to settle its corporate allocation and accordingly, such allocations have been recorded as a contribution to equity from Wynn Resorts. During the three months ended March 31, 2009 and 2008, approximately $5 million and $5.8 million, respectively, was charged to the Company for such corporate allocations.

Amounts Due to Officers, net

The Company periodically provides services to Stephen A. Wynn, Chairman of the Board, Chief Executive Officer and one of the principal stockholders of Wynn Resorts (“Mr. Wynn”), and certain other executive officers of Wynn Resorts, including household services, construction work and other personal services. The cost of these services is transferred to Wynn Resorts on a periodic basis. Mr. Wynn and these other officers have amounts on deposit with Wynn Resorts to prepay any such items, which are replenished on an ongoing basis as needed. As of March 31, 2009, and December 31, 2008, Wynn Resorts owed Mr. Wynn and the other officers approximately $535,606 and $434,003, respectively.

Villa Suite Lease

Effective July 1, 2005, Mr. Wynn and his wife, Elaine P. Wynn (“Mrs. Wynn”), who is also a director of Wynn Resorts, lease from year to year a villa suite in the Wynn Las Vegas resort as their personal residence. Rent is determined by the Audit Committee of the Board of Directors of Wynn Resorts (the “Audit Committee”), and is based on the fair market value of the use of the suite accommodations. Based on third-party appraisals, the Audit Committee determined the rent for each year in the three-year period commencing July 1, 2005 and ending June 30, 2008 to be $580,000. Certain services for, and maintenance of, the suite are included in the rental. For the two year period commencing July 1, 2008 and ending June 30, 2010, based on a third-party appraisal and a reduction in housekeeping services to be provided, the Audit Committee determined the rent for each year will be $520,000. In March 2009, this lease was amended to add an additional unit to the leased premises. Based upon a third-party appraisal, there was no change in the rent due to the significant deterioration in the Las Vegas rental market.

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

8. Property Charges and Other

Property charges and other for the three months ended March 31, 2009 and 2008 were $13.9 million and $20.5 million, respectively. Property charges generally include costs related to the retirement of assets for remodels and asset abandonments. Property charges and other for the three months ended March 31, 2009 include the write-off of $13.4 million of an aircraft purchase deposit. On February 19, 2009, the Company cancelled the agreement to purchase this aircraft. The deposit on the aircraft is refundable to the extent another buyer is found. Due to the uncertainty as to the recoverability of this deposit, the Company wrote off the deposit in the first quarter of 2009. The remaining property charges were related to miscellaneous renovations and abandonments at Wynn Las Vegas and Encore.

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

9. Commitments and Contingencies

Litigation

The Company does not have any material litigation as of March 31, 2009.

Sales and Use Tax on Complimentary Meals

In March 2008, the Nevada Supreme Court ruled, in the matter captioned Sparks Nugget, Inc. vs. The State of Nevada Ex Rel. Department of Taxation, that food and non-alcoholic beverages purchased for use in providing complimentary meals to customers and to employees was exempt from sales and use tax. In July 2008, the Court denied the State’s motion for rehearing. Through April 2008, Wynn Las Vegas has paid use tax on these items and has filed for refunds for the periods from April 2005 to April 2008. The amount subject to these refunds is approximately $5.4 million. As of March 31, 2009, the Company had not recorded a receivable related to this matter.

10. Member’s Equity

During the three months ended March 31, 2009, Wynn Resorts made a capital contribution to the Company in the amount of $100 million. The proceeds from this contribution were used to fund construction costs of Encore paid during the quarter.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

In April 2009, Wynn Resorts made another capital contribution to the Company in the amount of $228.5 million. The proceeds from this contribution, together with cash on hand, were used to fund the paydown on the Wynn Las Vegas Revolver and related fees for the amendment as described in Note 6.

11. Consolidating Financial Information of Guarantors and Issuers

The following consolidating information relates to the Issuers of the First Mortgage Notes and their guarantor subsidiaries (World Travel, LLC; Las Vegas Jet, LLC; Wynn Show Performers, LLC; Wynn Golf, LLC; Kevyn, LLC; and Wynn Sunrise, LLC) and non-guarantor subsidiary (Wynn Completion Guarantor, LLC) as of March 31, 2009 and December 31, 2008, and for the three months ended March 31, 2009 and 2008.

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

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION

AS OF MARCH 31, 2009

(amounts in thousands)

(unaudited)

	Issuers	Guarantor Subsidiaries	Nonguarantor Subsidiary	Eliminating Entries	Total
ASSETS
Current assets:
Cash and cash equivalents	$96,769	$—	$5	$—	$96,774
Receivables, net	86,517	—	—	—	86,517
Inventories	96,214	—	—	—	96,214
Prepaid expenses and other	19,791	326	—	—	20,117

Total current assets	299,291	326	5	—	299,622
Property and equipment, net	3,849,627	201,369	—	—	4,050,996
Intangible assets, net	10,285	6,144	—	—	16,429
Deferred financing costs, net	35,273	—	—	—	35,273
Deposits and other assets	56,854	—	—	—	56,854
Investment in unconsolidated affiliates	(21,648)	3,936	—	21,648	3,936

Total assets	$4,229,682	$211,775	$5	$21,648	$4,463,110

LIABILITIES AND MEMBER’S EQUITY
Current liabilities:
Current portion of long-term debt	$—	$1,050	$—	$—	$1,050
Accounts payable	30,380	49	—	—	30,429
Accrued interest	38,194	—	—	—	38,194
Accrued compensation and benefits	38,793	1,271	—	—	40,064
Other accrued expenses	21,171	32	—	—	21,203
Customer deposits and other liabilities	61,028	—	—	—	61,028
Due to affiliates, net	(92,647)	200,757	(7,881)	—	100,229

Total current liabilities	96,919	203,159	(7,881)	—	292,197
Long-term debt	2,795,251	38,150	—	—	2,833,401
Due to affiliates, net	68,259	—	—	—	68,259

Total liabilities	2,960,429	241,309	(7,881)	—	3,193,857

Commitments and contingencies

Member’s equity:
Contributed capital	1,581,440	12,530	—	(12,530)	1,581,440
Retained earnings (deficit)	(312,187)	(42,064)	7,886	34,178	(312,187)

Total member’s equity	1,269,253	(29,534)	7,886	21,648	1,269,253

Total liabilities and member’s equity	$4,229,682	$211,775	$5	$21,648	$4,463,110

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

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

THREE MONTHS ENDED MARCH 31, 2009

(amounts in thousands)

(unaudited)

	Issuers	Guarantor Subsidiaries	Nonguarantor Subsidiary	Eliminating Entries	Total
Operating revenues:
Casino	$117,481	$—	$—	$—	$117,481
Rooms	85,089	—	—	—	85,089
Food and beverage	96,909	—	—	—	96,909
Entertainment, retail and other	46,102	—	—	251	46,353

Gross revenues	345,581	—	—	251	345,832
Less: promotional allowances	(54,310)	—	—	—	(54,310)

Net revenues	291,271	—	—	251	291,522

Operating costs and expenses:
Casino	78,473	—	—	—	78,473
Rooms	24,110	—	—	—	24,110
Food and beverage	56,310	—	—	—	56,310
Entertainment, retail and other	29,449	—	—	—	29,449
General and administrative	65,707	(716)	—	251	65,242
Provision for doubtful accounts	584	—	—	—	584
Management fees	4,354	—	—	—	4,354
Pre-opening costs	—	—	—	—	—
Depreciation and amortization	76,260	1,184	—	—	77,444
Property charges and other	590	13,350	—	—	13,940

Total operating costs and expenses	335,837	13,818	—	251	349,906
Equity in income (loss) from unconsolidated affiliates.	(14,362)	(251)	—	14,362	(251)

Operating income (loss)	(58,928)	(14,069)	—	14,362	(58,635)

Other income (expense):
Interest income	12	—	—	—	12
Interest expense, net of capitalized interest	(36,548)	(293)	—	—	(36,841)
Decrease in swap fair value	—	—	—	—	—

Other income (expense), net	(36,536)	(293)	—	—	(36,829)

Net income (loss)	$(95,464)	$(14,362)	$—	$14,362	$(95,464)

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

THREE MONTHS ENDED MARCH 31, 2008

(amounts in thousands)

(unaudited)

	Issuers	Guarantor Subsidiaries	Nonguarantor Subsidiary	Eliminating Entries	Total
Operating revenues:
Casino	$125,134	$—	$—	$—	$125,134
Rooms	70,563	—	—	—	70,563
Food and beverage	77,185	—	—	—	77,185
Entertainment, retail and other	54,136	—	—	(281)	53,855

Gross revenues	327,018	—	—	(281)	326,737
Less: promotional allowances	(39,136)	—	—	—	(39,136)

Net revenues	287,882	—	—	(281)	287,601

Operating costs and expenses:
Casino	68,550	—	—	—	68,550
Rooms	19,082	—	—	—	19,082
Food and beverage	46,860	—	—	—	46,860
Entertainment, retail and other	37,533	—	—	—	37,533
General and administrative	51,263	(25)	—	(281)	50,957
Provision for doubtful accounts	3,874	—	—	—	3,874
Management fees	4,314	—	—	—	4,314
Pre-opening costs	5,311	—	—	—	5,311
Depreciation and amortization	38,368	1,112	—	—	39,480
Property charges and other	20,511	2	—	—	20,513

Total operating costs and expenses	295,666	1,089	—	(281)	296,474
Equity in income (loss) from unconsolidated affiliates.	(1,159)	281	—	1,159	281

Operating income (loss)	(8,943)	(808)	—	1,159	(8,592)

Other income (expense):
Interest income	1,888	—	270	—	2,158
Interest expense, net of capitalized interest	(19,071)	(621)	—	—	(19,692)
Decrease in swap fair value	(2,641)	—	—	—	(2,641)

Other income (expense), net	(19,824)	(621)	270	—	(20,175)

Net income (loss)	$(28,767)	$(1,429)	$270	$1,159	$(28,767)

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS INFORMATION

THREE MONTHS ENDED MARCH 31, 2009

(amounts in thousands)

(unaudited)

	Issuers	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminating Entries	Total
Cash flows from operating activities:
Net income (loss)	$(95,464)	$(14,362)	$—	$14,362	$(95,464)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	76,260	1,184	—	—	77,444
Stock-based compensation	2,178	—	—	—	2,178
Amortization and writeoff of deferred financing costs and other	6,166	—	—	—	6,166
Equity in income (loss) from unconsolidated affiliates, net of distributions	14,362	619	—	(14,362)	619
Provision for doubtful accounts	584	—	—	—	584
Property charges and other	590	13,350	—	—	13,940
Decrease in swap fair value	—	—	—	—	—
Increase (decrease) in cash from changes in:
Receivables	11,176	—	5	—	11,181
Inventories and prepaid expenses and other	3,270	(143)	—	—	3,127
Accounts payable, accrued expenses and other	(32,231)	8	—	—	(32,223)
Due to affiliates, net	9,355	(1,652)	—	—	7,703

Net cash provided by (used in) operating activities	(3,754)	(996)	5	—	(4,745)

Cash flows from investing activities:
Capital expenditures, net of construction payables and retentions	(114,968)	(60)	—	—	(115,028)
Restricted cash and investments	—	—	—	—	—
Purchase of other assets	(2,755)	—	—	—	(2,755)
Due to affiliates, net	(5,069)	1,406	—	—	(3,663)

Net cash provided by (used in) investing activities	(122,792)	1,346	—	—	(121,446)

Cash flows from financing activities:
Principal payments on long-term debt	(50,000)	(350)	—	—	(50,350)
Proceeds from issuance of long-term debt	50,000	—	—	—	50,000
Capital contribution from the Parent	100,000	—	—	—	100,000

Net cash used in financing activities	100,000	(350)	—	—	99,650

Cash and cash equivalents:
Decrease in cash and cash equivalents	(26,546)	—	5	—	(26,541)
Balance, beginning of year	123,315	—	—	—	123,315

Balance, end of year	$96,769	$—	$5	$—	$96,774

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS INFORMATION

THREE MONTHS ENDED MARCH 31, 2008

(amounts in thousands)

(unaudited)

	Issuers	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminating Entries	Total
Cash flows from operating activities:
Net income (loss)	$(28,767)	$(1,429)	$270	$1,159	$(28,767)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	38,368	1,112	—	—	39,480
Stock-based compensation	1,966	—	—	—	1,966
Amortization and writeoff of deferred financing costs and other	3,243	—	—	—	3,243
Equity in income (loss) from unconsolidated affiliates, net of distributions	1,159	507	—	(1,159)	507
Provision for doubtful accounts	3,874	—	—	—	3,874
Property charges and other	20,511	2	—	—	20,513
Decrease in swap fair value	2,641	—	—	—	2,641
Increase (decrease) in cash from changes in:
Receivables	20,838	(105)	—	—	20,733
Inventories and prepaid expenses and other	(5,407)	(146)	—	—	(5,553)
Accounts payable, accrued expenses and other	(15,855)	613	—	—	(15,242)
Due to affiliates, net	6,005	31	—	—	6,036

Net cash provided by operating activities	48,576	585	270	—	49,431

Cash flows from investing activities:
Capital expenditures, net of construction payables and retentions	(238,570)	101	—	—	(238,469)
Restricted cash and investments	—	—	(270)	—	(270)
Purchase of other assets	(8,631)	—	—	—	(8,631)
Due to affiliates, net	(6,790)	(653)	—	—	(7,443)

Net cash used in investing activities	(253,991)	(552)	(270)	—	(254,813)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	125,000	—	—	—	125,000
Payments of deferred financing costs	(145)	—	—	—	(145)

Net cash provided by financing activities	124,855	—	—	—	124,855

Cash and cash equivalents:
Increase (decrease) in cash and cash equivalents	(80,560)	33	—	—	(80,527)
Balance, beginning of year	146,556	(35)	—	—	146,521

Balance, end of year	$65,996	$(2)	$—	$—	$65,994

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

Overview

We are a developer, owner and operator of destination casino resorts. We currently own and operate Wynn Las Vegas, a destination casino resort in Las Vegas, Nevada, which opened on April 28, 2005. On December 22, 2008, we expanded Wynn Las Vegas with the opening of Encore at Wynn Las Vegas (“Encore”).

Wynn Las Vegas

We believe Wynn Las Vegas is the preeminent destination casino resort on the Strip in Las Vegas. Wynn Las Vegas currently features:

•	An approximately 111,000 square foot casino offering 24-hour gaming and a full range of games, including private gaming salons, a poker room, and a race and sports book;

•	Luxury hotel accommodations in 2,716 spacious hotel rooms, suites and villas;

•	22 food and beverage outlets featuring signature chefs;

•	A Ferrari and Maserati automobile dealership;

•

Approximately 74,000 square feet of high-end, brand-name retail shopping, including stores and boutiques by Alexander McQueen, Brioni, Cartier, Chanel, Dior, Graff, Louis Vuitton, Manolo Blahnik, Oscar de la Renta, Vertu and others;

•	Recreation and leisure facilities, including an 18-hole golf course, five swimming pools, private cabanas and full service spa and salon; and

•	A showroom, two nightclubs and lounges.

Encore

We opened Encore, an expansion of Wynn Las Vegas, on December 22, 2008. Encore currently features:

•	An approximately 72,000 square foot casino offering 24-hour gaming and a full range of games, including private gaming salons and a sports book;

•	Luxury hotel accommodation in 2,034 all-suite rooms;

•	Twelve food and beverage outlets;

•	Approximately 27,000 square feet of high-end brand name retail shopping, including stores and boutiques by Hermes, Chanel and Rock & Republic;

•	Recreation and leisure facilities including swimming pools, private cabanas and a full service spa and salon; and

•	A showroom, nightclub and lounges.

Construction and Future Development

In response to our evaluation of our property and the reactions of our guests, we have and expect to continue to remodel and make enhancements and refinements at Wynn Las Vegas and Encore.

Approximately 142 acres of land immediately adjacent to Wynn Las Vegas is currently improved with a golf course. While we may develop this property in the future; due to the current economic environment and certain restrictions in our credit facilities, we have no immediate plans to develop this property.

Current Economic and Operating Environment

Due to a number of factors affecting consumers, including a slowdown in global economies, contracting credit markets, reduced consumer and corporate spending, and new U.S. political leadership, the outlook for the gaming, travel and entertainment industries both domestically and abroad continues to remain highly uncertain. Auto traffic into Las Vegas, airline capacity and air travel to McCarran International airport have declined, resulting in lower casino volumes and a reduced demand for hotel rooms. This slow down was particularly significant in the fourth quarter of 2008 and has continued throughout the first quarter of 2009. Based on our experience and current market conditions, we believe that Wynn Las Vegas and Encore have, and will continue to experience lower than historical hotel occupancy rates, room rates, casino volumes and accordingly lower departmental profitability. Additionally, in early 2009, we have experienced cancellation and attrition of group business at greater than historical levels.

As a result of the current economic conditions, we have increasingly focused on efficiency initiatives that we began implementing at Wynn Las Vegas and Encore in early 2009. These initiatives include reductions in pay for salaried employees, reduced work weeks for full-time hourly employees, the substantial reduction of 2009 bonus accruals and a suspension of the employer match to the 401(k) contributions.

Results of Operations

Our results of operations for the periods presented are not comparable as the three months ended March 31, 2009 includes the expansion of Wynn Las Vegas which opened on December 22, 2008, whereas the prior year quarter included only Wynn Las Vegas. We believe that our operating results for the three months ended March 31, 2009, were adversely impacted by the weakened global economy. Disruptions in the global financial and stock markets and reduced levels of consumer spending have and may continue to adversely impact our financial results.

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

We recorded a net loss for the quarter ended March 31, 2009 of $95.5 million compared to a net loss of $28.8 million recorded during the quarter ended March 31, 2008. Revenues increased just slightly despite the opening of our new expansion in December 2008. Incremental departmental expenses associated with Encore and additional depreciation expense of $38 million resulted in an increase in our operating loss of $50 million. Interest expense also increased $17.1 million as we no longer capitalize such costs with the opening of Encore.

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

Financial results for the three months ended March 31, 2009 compared to the three months ended March 31, 2008.

As noted earlier, our financial results for the three months ended March 31, 2009 are not comparable to the three months ended March 31, 2008, as the three months ended March 31, 2009 includes the expansion of Wynn Las Vegas which opened on December 22, 2008, whereas the prior year quarter includes only Wynn Las Vegas.

Revenues

Net revenues for the three months ended March 31, 2009 are comprised of $117.5 million in casino revenues (40.3% of total net revenues) and $174 million of net non-casino revenues (59.7% of total net revenues). Net revenues for the three months ended March 31, 2008 were comprised of $125.1 million in casino revenues (43.5% of total net revenues) and $162.5 million of net non-casino revenues (56.5% of total net revenues).

Casino revenues are comprised of the net win from our table games and slot machine operations. We expanded Wynn Las Vegas with the opening of Encore in December 2008. Encore added approximately 95 table games and approximately 835 slot machines to our casino operations. Even with these additions, we experienced a decrease in casino revenues of approximately $7.7 million (or 6.1%) to $117.5 million for the three months ended March 31, 2009, compared to $125.1 million for the three months ended March 31, 2008. During the three months ended March 31, 2009, we experienced a 2.5% decrease in drop and a decrease in the average table games win percentage compared to the prior year quarter. Our average table games win percentage (before discounts) of 17.7% was below the expected range of 21% to 24% for the three months ended March 31, 2009. For the three months ended March 31, 2008, our average table games win percentage (before discounts) was 19.9%. Slot handle increased 2.5% during the three months ended March 31, 2009 as compared to 2008, and the slot win percentage was within the expected range of 4.5% to 5.5%.

For the three months ended March 31, 2009, room revenues were approximately $85.1 million, which represents a $14.5 million (or 20.6%) increase over the $70.6 million generated in the three months ended March 31, 2008. This increase is a result of the addition of 2,034 suites at Encore which opened in December 2008. We continued to experience a decrease in occupancy and room rates during the three months ended March 31, 2009, compared to the three months ended March 31, 2008. See the table below for key operating measures related to our room revenue.

	Three Months Ended March 31,
	2009	2008
Average Daily Rate	$222	$298
Occupancy	89.5%	95.8%
REVPAR	$199	$285

Other non-casino revenues for the three months ended March 31, 2009 include: food and beverage revenues of approximately $96.9 million, retail revenues of approximately $19.6 million, entertainment revenues of approximately $12.8 million, and other revenues from outlets such as the spa and salon, of approximately $14 million. Other non-gaming revenues for the three months ended March 31, 2008 included food and beverage revenues of approximately $77.2 million, retail revenues of approximately $22.6 million, entertainment revenues of approximately $19.2 million, and other revenues from outlets, including the spa and salon, of approximately $12.1 million. On a comparable basis, excluding the Encore expansion, which opened in December 2008, all of our revenues have declined when compared to the prior year quarter due to the current economic environment in which we are operating. Food and beverage revenues increased during the three months ended March 31, 2009 as a result of the additional 12 food and beverage outlets located in the Encore expansion. Although we added new retail outlets at Encore, retail revenues have declined due to reduced consumer spending as a result of the current economic environment. Entertainment revenues decreased over the prior year quarter primarily due to the closure of the Spamalot production show in July 2008.

Departmental, Administrative and Other Expenses

During the three months ended March 31, 2009, departmental expenses included casino expense of $78.5 million, rooms expense of $24.1 million, food and beverage expense of $56.3 million, and entertainment, retail and other expense of $29.4 million. Also included are general and administrative expenses of approximately $65.2 million and approximately $0.6 million charged as a provision for doubtful accounts receivable. During the three months ended March 31, 2008, departmental expenses included casino expenses of $68.6 million, room expenses of $19.1 million, food and beverage expenses of $46.9 million, and entertainment, retail and other expenses of $37.5 million. Also included are general and administrative expenses of approximately $51 million and approximately $3.9 million charged as a provision for doubtful accounts receivable. Expenses for the three months ended March 31, 2009 increased compared to March 31, 2008 as a result of the Encore expansion which opened in December 2008. Our provision for doubtful accounts receivable declined during the three months ended March 31, 2009 compared to the prior year’s quarter due to recent strong collection trends on our casino accounts receivable. This strength has allowed us to reduce a portion of the additional reserves we recorded in the third quarter of 2008.

Management fees

Since opening Wynn Las Vegas, management fees payable to Wynn Resorts for certain corporate management services have been charged and accrued at a rate equal to 1.5% of net revenues. These fees will be paid upon meeting certain leverage ratios and satisfying certain other criteria set forth in our Credit Facilities and the 6 5/8% First Mortgage Notes indenture. Management fees were $4.4 million for the quarter ended March 31, 2009, compared to $4.3 million for the quarter ended March 31, 2008.

Pre-opening costs

During the three months ended March 31, 2009, we incurred no pre-opening costs compared to $5.3 million for the three months ended March 31, 2008. Pre-opening costs incurred during the three months ended March 31, 2008 were related to Encore which opened in December 2008.

Depreciation and amortization

Depreciation and amortization for the three months ended March 31, 2009 was $77.4 million compared to $39.5 million for the three months ended March 31, 2008. This increase is primarily due to depreciation on the assets of Encore, which opened in December 2008.

Property charges and other

Property charges and other for the three months ended March 31, 2009 were $13.9 million compared to approximately $20.5 million for the three months ended March 31, 2008. Property charges and other for the three months ended March 31, 2009 include the write-off of $13.4 million of aircraft purchase deposits. On

February 19, 2009, we cancelled the agreement to purchase an aircraft. The deposit is refundable to the extent another buyer is found. Due to the uncertainty as to the recoverability of this deposit, we wrote off the deposit in the first quarter of 2009. The remaining property charges were related to miscellaneous renovations and abandonments at Wynn Las Vegas.

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

In response to our evaluation of Wynn Las Vegas and the reactions of our guests, we continue to make enhancements to the property. The costs relating to assets retired as a result of these enhancement and remodel efforts will be expensed as property charges.

Other non-operating costs and expenses

Interest income decreased by $2.1 million to $0.01 million for the three months ended March 31, 2009 compared to the three months ended March 31, 2008. This decrease is primarily due to the repayment of an $80 million note receivable from Wynn Resorts in July 2008, as well as a decrease in the average interest rate earned on our invested cash balances and reduced average invested cash balances during the three months ended March 31, 2009 compared to the prior year’s quarter as a result of spending related to the development and construction of Encore.

Interest expense was $36.8, net of capitalized interest of $0 million, for the three months ended March 31, 2009, compared to $19.7 million, net of capitalized interest of $15.9 million during the three months ended March 31, 2008. Interest expense increased approximately $17.1 million primarily due to a $15.9 million decrease in capitalized interest with the opening of Encore.

Our interest rate swaps are accounted for in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended. The fair value of our interest rate swap was recorded as either an asset or liability. Changes in the fair value of our interest rate swaps are recorded as increase (or decrease) in swap fair value in each period. Our only interest rate swap matured in December 2008. We recorded an expense of approximately $2.6 million for the three months ended March 31, 2008 resulting from the decrease in the fair value of our interest rate swap from December 31, 2007 to March 31, 2008.

Liquidity and Capital Resources

Cash Flow from Operations

Our operating cash flows are primarily affected by our operating income generated by Wynn Las Vegas, interest paid, and non-cash charges included in operating income. Net cash used by operations for the three months ended March 31, 2009 was $4.7 million compared to $49.4 million provided by operations for the three months ended March 31, 2008. This decrease was primarily due to operating expenses increasing disproportionately to operating revenues as a result of opening Encore and the current economic environment, higher general and administrative expenses, and other working capital fluctuations.

Capital Resources

At March 31, 2009, we had approximately $96.8 million of cash and cash equivalents available for use without restriction, including for operations, debt service and retirement, funding the remaining construction and retention payables related to Encore (approximately $104.3 million as of March 31, 2009), new development activities, enhancements to Wynn Las Vegas and general corporate purposes. We require a certain amount of cash on hand for operations. We will require additional funds to pay the final construction and retention payables related to Encore. We anticipate such funds, together with any other cash needs during 2009 in excess of what we generate from operations or additional borrowings, will be provided with capital contributions from Wynn Resorts. During the three months ended March 31, 2009, Wynn Resorts made $100 million of such contributions. Except for scheduled quarterly payments on one note payable, we have no debt maturities until August 2011.

Investing Activities

Capital expenditures were approximately $115 million for the three months ended March 31, 2009, and related primarily to cash payments on construction and retention payables related to Encore.

Financing Activities

During the three months ended March 31, 2009, Wynn Resorts made a capital contribution to us in the amount of $100 million. The proceeds from this contribution were used to fund construction costs of Encore paid during the quarter.

In April 2009, Wynn Resorts made another capital contribution to us in the amount of $228.5 million. The proceeds from this contribution, together with cash on hand, were used to fund the paydown on the Wynn Las Vegas Revolver and related fees for the amendment as described in Note 6.

As of March 31, 2009, our Credit Facilities consisted of a $900 million revolving credit facility (the “Revolver”) and a $225 million term loan facility (the “Term Loan”). During the three months ended March 31, 2009, we did not borrow any incremental amounts under the Revolver, and as of March 31, 2009 we had an outstanding balance of $879.5 million. We also had $20.1 million of outstanding letters of credit that reduce our availability under the Revolver. Consequently, $0.4 million remained available under the Revolver for future borrowings as of March 31, 2009.

On April 17, 2009, we entered into a fourth amendment to our Amended and Restated Credit Agreement (the “Credit Agreement”). This amendment, among other things, (i) provides a waiver of the Consolidated Leverage Ratio, as defined in the Credit Agreement, until the quarter ending June 30, 2011, and increases such thresholds thereafter; (ii) provides additional flexibility with our Consolidated Interest Coverage Ratio, as defined in the Credit Agreement, by reducing such ratio from 1.75 : 1 to 1.25 to : 1 beginning June 30, 2009 and through March 31, 2011; (iii) extends the maturity on approximately $610 million of Revolver commitments from August 15, 2011 to July 15, 2013 (after giving effect to the permanent reduction described below); and (iv) removes the dollar limit on the equity cure provisions for the purpose of the Consolidated Leverage Ratio and the Consolidated Interest Coverage Ratio over the life of the loan. In exchange for the amendments, we have (i) repaid 30% of the outstanding Revolver loans of lenders consenting to the extension of their commitment (approximately $238 million) and permanently reduced such lender commitments by 25%; and (ii) agreed to an increase in the overall interest rate spread on the Credit Facilities from LIBOR plus 1.7% to LIBOR plus 2.6%.

As amended, the Revolver commitments will reduce by $61 million on August 15, 2011, and an additional $55 million on August 15, 2012. The remaining commitments will mature on July 15, 2013. Lenders holding $87 million of the commitments did not agree to the amendment. Those commitments will mature on the original maturity date of August 15, 2011. The Wynn Las Vegas Term Loan will mature in two installments: $112.5 million will be payable on September 30, 2012 and the remaining $112.5 million will be payable on August 15, 2013.

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

Contractual Obligations and Off-Balance Sheet Arrangements

There have been no material changes during the quarter to our contractual obligations or off-balance sheet arrangements as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

Wynn Las Vegas, LLC will fund its operations and capital requirements from operating cash flow, and to the extent required and available from capital contributions from Wynn Resorts. We cannot be sure that Wynn Las Vegas, LLC will generate sufficient cash flow from operations or that future borrowings or contributions from Wynn Resorts that are available to us, if any, will be sufficient to enable us to service and repay Wynn Las Vegas, LLC’s indebtedness and to fund its other liquidity needs. We cannot be sure that we will be able to refinance any of our indebtedness on acceptable terms or at all.

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

Critical Accounting Policies and Estimates

A description of our critical accounting policies is included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2008. There have been no material changes to these policies for the three months ended March 31, 2009.

Recently Issued Accounting Standards

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations.” SFAS No. 141 (revised) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and noncontrolling interest in the acquiree and the goodwill acquired. The revision is intended to simplify existing guidance and converge rulemaking under U.S. GAAP with international accounting rules. This statement applies prospectively to business combinations where the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of SFAS No. 141 (revised) on January 1, 2009, did not impact our financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51.” This statement establishes accounting and reporting standards for ownership interest in subsidiaries held by parties other than the parent and for the deconsolidation of a subsidiary. It also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 changes the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amount attributable to both the parent and the noncontrolling interests. The statement also establishes reporting requirements that provide sufficient disclosure that clearly identify and distinguish between the interest of the parent and those of the noncontrolling owners. This statement is effective for fiscal years beginning on or after December 15, 2008. The adoption of SFAS No. 160 on January 1, 2009, did not impact our financial position, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133”. SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. This statement is effective for fiscal years beginning after November 15, 2008. The adoption of SFAS No. 161 on January 1, 2009, did not have a material impact on our financial position, results of operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices.

Interest Rate Risks

Our primary exposure to market risk is interest rate risk associated with our debt facilities that bear interest based on floating rates. We attempt to manage interest rate risk by managing the mix of long-term fixed rate borrowings and variable rate borrowings, and in the past by using hedging activities. We cannot assure you that these risk management strategies will have the desired effect, and interest rate fluctuations could have a negative impact on our results of operations. We do not use derivative financial instruments, other financial instruments or derivative commodity instruments for trading or speculative purposes.

Interest Rate Sensitivity

As of March 31, 2009, approximately 60% of our long-term debt was based on fixed rates. Based on our borrowings as of March 31, 2009, an assumed 1% change in variable rates would cause our annual interest cost to change by $11.4 million.

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

Part II—OTHER INFORMATION

Item IA. Risk Factors

A description of our risk factors can be found in Item IA of our Annual Report on Form 10-K for the year ended December 31, 2008. There were no material changes to those risk factors during the three months ended March 31, 2009.

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

Item 6. Exhibits

(a) Exhibits

EXHIBIT INDEX

Exhibit No.	Description

3.1	Second Amended and Restated Articles of Organization of Wynn Las Vegas, LLC. (1)

3.2	Second Amended and Restated Operating Agreement of Wynn Las Vegas, LLC. (1)

*10.1	Amendment to Employment Agreement, dated as of February 16, 2009, by and between Wynn Las Vegas, LLC and Andrew Pascal.

*31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a – 14(a) and Rule 15d – 14(a).

*31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a – 14(a) and Rule 15d – 14(a).

*32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350.

*	Filed herewith.

(1)	Previously filed with the Registration Statement on Form S-4 filed by the Registrant on April 13, 2005 (File No. 333-124052) and incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WYNN LAS VEGAS
Dated: May 11, 2009	By:	/S/ SCOTT PETERSON
Scott Peterson
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)