Form 10-Q
period 2009-06-30
WYNN LAS VEGAS LLC
filed 2009-08-05
CIK 1180638

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Exchange Act).    Yes  ☐   No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Wynn Resorts Holdings, LLC owns all of the membership interests of the Registrant as of August 4, 2009.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands)

(unaudited)

	June 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$71,706	$123,315
Receivables, net	85,995	98,282
Inventories	91,641	95,206
Prepaid expenses and other	20,449	21,648

Total current assets	269,791	338,451
Property and equipment, net	3,984,125	4,108,953
Intangible assets, net	15,910	16,881
Deferred financing costs, net	43,147	37,462
Deposits and other assets	52,280	77,969
Investment in unconsolidated affiliates	3,760	4,555

Total assets	$4,369,013	$4,584,271

LIABILITIES AND MEMBER’S EQUITY
Current liabilities:
Current portion of long-term debt	$1,050	$1,050
Accounts payable	23,950	46,701
Accrued interest	9,931	10,110
Accrued compensation and benefits	39,805	50,127
Other accrued expenses	19,090	19,143
Customer deposits and other liabilities	61,600	101,825
Due to affiliates, net	50,568	200,424

Total current liabilities	205,994	429,380
Long-term debt	2,630,586	2,833,423
Due to affiliates, net	72,962	63,905

Total liabilities	2,909,542	3,326,708

Commitments and contingencies (Note 9)

Member’s equity:
Contributed capital	1,817,841	1,474,286
Accumulated deficit	(358,370)	(216,723)

Total member’s equity	1,459,471	1,257,563

Total liabilities and member’s equity	$4,369,013	$4,584,271

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Operating revenues:
Casino	$124,343	$120,664	$241,824	$245,798
Rooms	81,454	72,140	166,543	142,703
Food and beverage	99,945	84,295	196,854	161,480
Entertainment, retail and other	50,486	55,462	96,839	109,317

Gross revenues	356,228	332,561	702,060	659,298
Less: promotional allowances	(43,269)	(37,093)	(97,579)	(76,229)

Net revenues	312,959	295,468	604,481	583,069

Operating costs and expenses:
Casino	62,422	61,281	140,895	129,831
Rooms	24,500	19,327	48,610	38,409
Food and beverage	61,070	50,575	117,380	97,435
Entertainment, retail and other	33,549	35,963	62,998	73,496
General and administrative	58,785	52,098	124,027	103,055
Provision for doubtful accounts	4,497	3,258	5,081	7,132
Management fees	4,703	4,431	9,057	8,745
Pre-opening costs	—	6,832	—	12,143
Depreciation and amortization	78,425	40,794	155,869	80,274
Property charges and other	(6,646)	566	7,294	21,079

Total operating costs and expenses	321,305	275,125	671,211	571,599

Operating income (loss)	(8,346)	20,343	(66,730)	11,470

Other income (expense):
Interest income	2	1,830	14	3,988
Interest expense, net of capitalized interest	(37,661)	(18,135)	(74,502)	(37,827)
Increase (decrease) in swap fair value	—	1,084	—	(1,557)
Equity in income (loss) from unconsolidated affiliates	(178)	(44)	(429)	237

Other income (expense), net	(37,837)	(15,265)	(74,917)	(35,159)

Net income (loss)	$(46,183)	$5,078	$(141,647)	$(23,689)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(141,647)	$(23,689)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	155,869	80,274
Stock-based compensation	4,564	4,379
Amortization and writeoff of deferred financing costs and other	11,560	5,369
Equity in income from unconsolidated affiliates, net of distributions	796	551
Provision for doubtful accounts	5,081	7,132
Property charges and other	7,294	21,079
Decrease in swap fair value	—	1,557
Increase (decrease) in cash from changes in:
Receivables	7,206	30,232
Inventories and prepaid expenses and other	7,481	(6,187)
Accounts payable and accrued expenses	(67,812)	(34,381)
Due to affiliates, net	8,287	11,443

Net cash provided by (used in) operating activities	(1,321)	97,759

Cash flows from investing activities:
Capital expenditures, net of construction payables and retention	(172,269)	(516,158)
Restricted cash	—	(443)
Deposits and other assets	5,066	(23,462)
Due to affiliates, net	2,164	(1,640)

Net cash used in investing activities	(165,039)	(541,703)

Cash flows from financing activities:
Principal payments on long-term debt	(289,040)	(700)
Proceeds from issuance of long-term debt	85,542	361,000
Capital contribution from the Parent	328,451	—
Payment of financing costs	(10,202)	(151)

Net cash provided by financing activities	114,751	360,149

Cash and cash equivalents:
Decrease in cash and cash equivalents	(51,609)	(83,795)
Balance, beginning of period	123,315	146,521

Balance, end of period	$71,706	$62,726

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization and Basis of Presentation

Organization

Wynn Las Vegas, LLC was formed on April 17, 2001, as a Nevada limited liability company. Unless the context otherwise requires, all references herein to the “Company” refer to Wynn Las Vegas, LLC, a Nevada limited liability company and its consolidated subsidiaries. The sole member of the Company is Wynn Resorts Holdings, LLC (“Holdings”). The sole member of Holdings is Wynn Resorts, Limited (“Wynn Resorts”). The Company was organized primarily to construct and operate “Wynn Las Vegas,” a destination resort and casino on the “Strip” in Las Vegas, Nevada. Wynn Las Vegas opened on April 28, 2005. On December 22, 2008, the Company opened Encore at Wynn Las Vegas (“Encore”), an expansion of Wynn Las Vegas. Encore is a 2,034 all-suite hotel fully integrated with Wynn Las Vegas.

Wynn Las Vegas Capital Corp. (“Wynn Capital”) is a wholly owned subsidiary of the Company incorporated on June 3, 2002, solely for the purpose of obtaining financing for Wynn Las Vegas. Wynn Capital is authorized to issue 2,000 shares of common stock, par value $0.01. At June 30, 2009, the Company owned the one share that was issued and outstanding. Wynn Capital has neither any significant net assets nor has had any operating activity. Its sole function is to serve as the co-issuer of the mortgage notes described below. Wynn Las Vegas, LLC and Wynn Capital together are hereinafter referred to as the “Issuers”.

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

The accompanying condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results for the interim periods have been made. The results for the three and six months ended June 30, 2009 are not necessarily indicative of results to be expected for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

2. Summary of Significant Accounting Policies

Accounts Receivable and Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of casino accounts receivable. The Company issues credit in the form of “markers” to approved casino customers following investigations of creditworthiness. As of June 30, 2009 and December 31, 2008, approximately 56% and 69% respectively, of the Company’s markers were due from customers residing in foreign countries, primarily in Asia. Business or economic conditions or other significant events in these countries could affect the collectibility of such receivables.

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

The retail value of accommodations, food and beverage, and other services furnished to guests without charge is included in gross revenue and then deducted as promotional allowances. Such amounts have increased with the opening of Encore in December 2008. The estimated cost of providing such promotional allowances is primarily included in casino expenses as follows (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Rooms	$9,449	$6,554	$21,964	$13,000
Food & beverage	13,696	12,285	30,449	26,602
Entertainment, retail and other	2,205	1,969	4,905	4,259

Total	$25,350	$20,808	57,318	$43,861

Gaming Taxes

The Company is subject to taxes based on gross gaming revenues, subject to applicable adjustments. These gaming taxes are an assessment on the Company’s gaming revenues and are recorded as an expense within the “Casino” line item in the Condensed Consolidated Statements of Operations. These taxes totaled approximately $8.8 million and $8.6 million for the three months ended June 30, 2009 and 2008, respectively, and $17.5 million and $17.4 million for the six months ended June 30, 2009 and 2008, respectively.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Advertising Costs

The Company expenses advertising costs the first time the advertising takes place. Advertising costs incurred in development periods are included in pre-opening costs. Once a project is completed, advertising costs are included in general and administrative expenses. For the three months ended June 30, 2009 and 2008, advertising costs totaled approximately $3.5 million and $5.4 million, respectively. For the six months ended June 30, 2009 and 2008, advertising costs totaled approximately $10.5 million and $11.9 million, respectively. There was approximately $1.3 million of advertising costs included in pre-opening expenses for the six months ended June 30, 2008.

Subsequent Events

In accordance with accounting standards for subsequent events, the Company has evaluated subsequent events through August 4, 2009, the date these financial statements were issued.

Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”. This statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements under other accounting pronouncements that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurements. In February 2008, the FASB issued FASB Staff Position FAS 157-2, which defers the effective date of SFAS 157 for non-financial assets and liabilities that are recognized or disclosed at fair value in the entity’s financial statements on a recurring basis to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. The Company partially adopted the provisions of SFAS 157 effective January 1, 2008 and adopted the remaining provisions of SFAS 157 on January 1, 2009. The Company currently does not have any non-financial assets or liabilities that are, or were recognized or disclosed at fair value on a recurring basis and accordingly the final adoption of this statement on January 1, 2009, did not have an impact the Company’s condensed consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations.” SFAS No. 141 (revised) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and noncontrolling interest in the acquiree and the goodwill acquired. The revision is intended to simplify existing guidance and converge rulemaking under U.S. GAAP with international accounting rules. This statement applies prospectively to business combinations where the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of SFAS No. 141 (revised) on January 1, 2009, did not impact the Company’s condensed consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51.” This statement establishes accounting and reporting standards for ownership interest in subsidiaries held by parties other than the parent and for the deconsolidation of a subsidiary. It also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 changes the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amount attributable to both the parent and the noncontrolling interests. The statement also establishes reporting requirements that provide sufficient disclosure that clearly identify and

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

distinguish between the interest of the parent and those of the noncontrolling owners. This statement is effective for fiscal years beginning on or after December 15, 2008. The adoption of SFAS No. 160 on January 1, 2009 did not impact the Company’s condensed consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133”. SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. This statement is effective for fiscal years beginning after November 15, 2008. The adoption of SFAS No. 161 did not have a material impact on the Company’s condensed consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”. This statement addresses the effects of elimination of the qualifying special-purpose entity (“QSPE”) concept from SFAS 140 and responds to concerns about the application of certain key provisions of FIN 46 (R). This statement amends FIN46 (R) in determining whether an enterprise has a controlling financial interest in a variable interest entity. This determination identifies the primary beneficiary of a variable interest entity as the enterprise that has both the power to direct the activities of a variable interest entity that most significantly impacts the entity’s economic performance and the ability to absorb losses or the right to receive benefits of the entity that could potentially be significant to the variable interest entity. This Statement is effective January 1, 2010. The Company is currently evaluating the impact, if any, of adopting this statement on its condensed consolidated financial statements.

3. Supplemental Disclosure of Cash Flow Information

Interest paid for the six months ended June 30, 2009 and 2008 totaled approximately $69.5 million and $68.1 million, respectively. Interest capitalized for the six months ended June 30, 2009 and 2008 totaled $0 and $34.9 million, respectively.

During the six months ended June 30, 2009 and 2008, capital expenditures include a decrease of approximately $146.9 million and an increase of approximately $23.7 million, respectively, in construction payables and retention recorded through amounts due to affiliates.

4. Receivables, net

Receivables, net consisted of the following (amounts in thousands):

	June 30, 2009	December 31, 2008
Casino	$124,196	$142,515
Hotel	16,281	13,051
Other	7,578	8,130

	148,055	163,696
Less: allowance for doubtful accounts	(62,060)	(65,414)

	$85,995	$98,282

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

5. Property and Equipment, net

Property and equipment, net consisted of the following (amounts in thousands):

	June 30, 2009	December 31, 2008
Land and improvements	$697,150	$695,474
Buildings and improvements	2,557,791	2,557,489
Airplane	44,254	44,254
Furniture, fixtures and equipment	1,320,312	1,301,182
Construction in progress	6,456	4,579

	4,625,963	4,602,978
Less: accumulated depreciation	(641,838)	(494,025)

	$3,984,125	$4,108,953

6. Long-Term Debt

Long-term debt consisted of the following (amounts in thousands):

	June 30, 2009	December 31, 2008
6 5/8% First Mortgage Notes, due December 1, 2014, net of original issue discount of $8,899 at June 30, 2009, and $9,561 at December 31, 2008	$1,625,331	$1,690,439
Revolving Credit Facility; due July 15, 2013; interest at LIBOR plus 2.8%	676,685	879,484
Term Loan Facility; $112.5 million due September 30, 2012 with the remaining $112.5 million due August 15, 2013; interest at LIBOR plus 1.875%	225,000	225,000
$42 million Note Payable; due April 1, 2017; interest at LIBOR plus 1.25%	38,850	39,550
Payable to Affiliate	65,770	—

	2,631,636	2,834,473
Current portion of long-term debt	(1,050)	(1,050)

	$2,630,586	$2,833,423

6 5/8% First Mortgage Notes

During the six months ended June 30, 2009, Wynn Resorts purchased $65.8 million face amount of the Company’s 6 5/8% First Mortgage Notes due 2014 through open market purchases at a discount. The purchase of the notes by Wynn Resorts has not been contributed to the Company and the notes have not been retired. Accordingly, $65.8 million of the First Mortgage Notes held by Wynn Resorts remain on the Company’s balance sheet as a payable to affiliate within Long-term Debt. If and when such notes are contributed to the Company by Wynn Resorts, the Company would then retire the notes and recognize a gain on the early extinguishment of debt equal to the gain recorded by Wynn Resorts of approximately $13.7 million.

Credit Facility Amendment

On April 17, 2009, the Company entered into a fourth amendment to its Amended and Restated Credit Agreement (the “Credit Agreement”). This amendment, among other things, (i) provides a waiver of the Consolidated Leverage Ratio, as defined in the Credit Agreement, until the quarter ending June 30, 2011, and

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

increases such thresholds thereafter; (ii) provides additional flexibility with the Consolidated Interest Coverage Ratio, as defined in the Credit Agreement, by reducing such ratio from 1.75 : 1 to 1.25 : 1 beginning June 30, 2009 through March 31, 2011; (iii) extends the maturity on $609.8 million of revolver commitments from August 15, 2011 to July 15, 2013 (after giving effect to the permanent reduction described below); and (iv) removes the dollar limit on the equity cure provisions for the purpose of the Consolidated Leverage Ratio and the Consolidated Interest Coverage Ratio over the life of the loan. In exchange for the amendments, the Company (i) repaid 30% of the outstanding revolver loans of lenders consenting to the extension of their commitment (approximately $238 million) and permanently reduced such lender commitments by 25% to approximately $697 million; and (ii) agreed to an increase in the overall interest rate spread on the Credit Facilities from LIBOR plus 1.7% to LIBOR plus 2.6%.

Pursuant to the fourth amendment, the revolver commitments will reduce by an additional $61 million on August 15, 2011, and a further $55 million on August 15, 2012. The remaining commitments will mature on July 15, 2013. Lenders holding $87 million of the commitments did not agree to the amendment. Those commitments will mature on the original maturity date of August 15, 2011.

Debt Covenant Compliance

As of June 30, 2009, management believes the Company was in compliance with all debt covenants.

Fair Value of Long-term Debt

The estimated fair value of the Company’s long-term debt at June 30, 2009 was approximately $2.3 billion compared to the carrying value which was $2.6 billion. The estimated fair value is based upon the most recent trades at June 30, 2009.

7. Related Party Transactions, net

Amounts Due to Affiliates, net

As of June 30, 2009, the Company’s net due to affiliates was primarily comprised of construction payables of approximately $36.8 million, construction retention of approximately $23.4 million, a management fee of approximately $73 million (equal to 1.5% of net revenues and payable upon meeting certain leverage ratios as specified in the documents governing the Company’s Credit Facilities and the First Mortgage Notes indenture), and other net amounts receivable from affiliates totaling $9.7 million.

As of December 31, 2008, the Company’s net due to affiliates was primarily comprised of construction payables of approximately $123.4 million, construction retention of approximately $77.7 million, a management fee of approximately $63.9 million (equal to 1.5% of net revenues and payable upon meeting certain leverage ratios as specified in the documents governing the Company’s Credit Facilities and the First Mortgage Notes indenture), and other net amounts receivable from affiliates totaling $0.7 million (including corporate allocations discussed below).

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

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Corporate Allocations

The accompanying condensed consolidated statements of operations include allocations from Wynn Resorts for legal, accounting, human resources, information services, real estate, and other corporate support services. The corporate support service allocations have been determined on a basis that Wynn Resorts and the Company consider to be reasonable estimates of the utilization of service provided or the benefit received by the Company. Wynn Resorts maintains corporate offices at Wynn Las Vegas without charge from the Company. Through September 30, 2008, the Company settled these corporate allocation charges with Wynn Resorts on a periodic basis as discussed in “Amounts Due to Affiliates, net” above. Beginning with the fourth quarter of 2008, the Company no longer intends to settle its corporate allocation and accordingly, such allocations have been recorded as a contribution to equity from Wynn Resorts. During the six months ended June 30, 2009 and 2008, approximately $10.5 million and $12.4 million, respectively, was charged to the Company for such corporate allocations.

Amounts Due to Officers, net

The Company periodically provides services to Stephen A. Wynn, Chairman of the Board, Chief Executive Officer and one of the principal stockholders of Wynn Resorts (“Mr. Wynn”), and certain other executive officers and directors of Wynn Resorts, including household services, construction work and other personal services. The cost of these services is transferred to Wynn Resorts on a periodic basis. Mr. Wynn and such other officers and directors have amounts on deposit with Wynn Resorts to prepay any such items, which are replenished on an ongoing basis as needed. As of June 30, 2009, and December 31, 2008, Wynn Resorts owed Mr. Wynn and the other officers and directors approximately $519,333 and $434,003, respectively.

Villa Suite Lease

Effective July 1, 2005, Mr. Wynn and his wife, Elaine P. Wynn (“Mrs. Wynn”), who is also a director of Wynn Resorts, lease from year to year villa suites in the Wynn Las Vegas resort as their personal residences. Rent is determined by the Audit Committee of the Board of Directors of Wynn Resorts (the “Audit Committee”), and is based on the fair market value of the use of the suite accommodations. Based on third-party appraisals, the Audit Committee determined the rent for each year in the three-year period commencing July 1, 2005 and ending June 30, 2008 to be $580,000. Certain services for, and maintenance of, the suite are included in the rental. For the two year period commencing July 1, 2008 and ending June 30, 2010, based on a third-party appraisal and a reduction in housekeeping services to be provided, the Audit Committee determined the rent for each year will be $520,000. In March 2009, this lease was amended to add an additional unit to the leased premises. Based upon a third-party appraisal, there was no change in the rent due to the significant deterioration in the Las Vegas rental market.

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

8. Property Charges and Other

Property charges and other for the three months ended June 30, 2009 include the return of $8.1 million of aircraft deposits written off in the first quarter of 2009. On February 19, 2009, the Company cancelled the agreement to purchase an aircraft. The deposit on the aircraft was refundable to the extent another buyer was found. Due to the uncertainty as to the recoverability of this deposit, the Company wrote such deposit off in the first quarter of 2009. In May 2009, another buyer was found for the aircraft and in accordance with the original purchase agreement, a portion of the Company’s deposit was refunded. The Company incurred property charges of $1.4 million during the three months ended June 30, 2009 which were related to miscellaneous renovations and abandonments.

Property charges and other for the six months ended June 30, 2009 include the write-off of $13.4 million of an aircraft purchase deposit in the first quarter of 2009, offset by the refund of such deposits in May 2009 of $8.1 million discussed above. The remaining property charges were related to miscellaneous renovations and abandonments at Wynn Las Vegas and Encore. Property charges and other for the six months ended June 30, 2008 include $17.8 million of costs associated with Spamalot at Wynn Las Vegas which closed in July 2008. The costs included the production rights that were included in intangible assets, show production costs that were included in other assets and certain other property and equipment. In March 2008, the Company, together with the producers, elected to end the show’s run at Wynn Las Vegas in July 2008, pursuant to their contract. The remaining property charges were related to miscellaneous renovations and abandonments at Wynn Las Vegas.

9. Commitments and Contingencies

Litigation

The Company does not have any material litigation as of June 30, 2009.

Sales and Use Tax on Complimentary Meals

In March 2008, the Nevada Supreme Court ruled, in the matter captioned Sparks Nugget, Inc. vs. The State of Nevada Ex Rel. Department of Taxation, that food and non-alcoholic beverages purchased for use in providing complimentary meals to customers and to employees was exempt from sales and use tax. In July 2008, the Court denied the State’s motion for rehearing. Through April 2008, Wynn Las Vegas has paid use tax on these items and has filed for refunds for the periods from April 2005 to April 2008. The amount subject to these refunds is approximately $5.4 million. As of June 30, 2009, the Company had not recorded a receivable related to this matter.

10. Member’s Equity

During the six months ended June 30, 2009, Wynn Resorts made capital contributions to the Company in totaling $328.5 million. The proceeds from these contributions were used to fund construction costs of Encore paid during the period and to fund the paydown on the Wynn Las Vegas Revolver for the amendment described in Note 6.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

11. Consolidating Financial Information of Guarantors and Issuers

The following consolidating information relates to the Issuers of the First Mortgage Notes and their guarantor subsidiaries (World Travel, LLC; Las Vegas Jet, LLC; Wynn Show Performers, LLC; Wynn Golf, LLC; Kevyn, LLC; and Wynn Sunrise, LLC) and non-guarantor subsidiary (Wynn Completion Guarantor, LLC) as of June 30, 2009 and December 31, 2008, and for the three and six months ended June 30, 2009 and 2008.

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

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION

AS OF JUNE 30, 2009

(amounts in thousands)

(unaudited)

	Issuers	Guarantor Subsidiaries	Nonguarantor Subsidiary	Eliminating Entries	Total
ASSETS
Current assets:
Cash and cash equivalents	$71,712	$(11)	$5	$—	$71,706
Receivables, net	85,995	—	—	—	85,995
Inventories	91,641	—	—	—	91,641
Prepaid expenses and other	20,449	—	—	—	20,449

Total current assets	269,797	(11)	5	—	269,791
Property and equipment, net	3,783,885	200,240	—	—	3,984,125
Intangible assets, net	9,766	6,144	—	—	15,910
Deferred financing costs, net	43,147	—	—	—	43,147
Deposits and other assets	52,280	—	—	—	52,280
Investment in unconsolidated affiliates	(14,566)	3,759	—	14,567	3,760

Total assets	$4,144,309	$210,132	$5	$14,567	$4,369,013

LIABILITIES AND MEMBER’S EQUITY
Current liabilities:
Current portion of long-term debt	$—	$1,050	$—	$—	$1,050
Accounts payable	23,940	10	—	—	23,950
Accrued interest	9,931	—	—	—	9,931
Accrued compensation and benefits	38,651	1,154	—	—	39,805
Other accrued expenses	19,054	36	—	—	19,090
Customer deposits and other liabilities	61,600	—	—	—	61,600
Due to affiliates, net	(134,086)	192,535	(7,881)	—	50,568

Total current liabilities	19,090	194,785	(7,881)	—	205,994
Long-term debt	2,592,786	37,800	—	—	2,630,586
Due to affiliates, net	72,962	—	—	—	72,962

Total liabilities	2,684,838	232,585	(7,881)	—	2,909,542

Commitments and contingencies

Member’s equity:
Contributed capital	1,817,841	12,530	—	(12,530)	1,817,841
Accumulated earnings (deficit)	(358,370)	(34,983)	7,886	27,097	(358,370)

Total member’s equity	1,459,471	(22,453)	7,886	14,567	1,459,471

Total liabilities and member's equity	$4,144,309	$210,132	$5	$14,567	$4,369,013

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION

AS OF DECEMBER 31, 2008

(amounts in thousands)

(unaudited)

	Issuers	Guarantor Subsidiaries	Nonguarantor Subsidiary	Eliminating Entries	Total
ASSETS
Current assets:
Cash and cash equivalents	$123,315	$—	$—	$—	$123,315
Receivables, net	98,277	—	5	—	98,282
Inventories	95,206	—	—	—	95,206
Prepaid expenses and other	21,465	183	—	—	21,648

Total current assets	338,263	183	5	—	338,451
Property and equipment, net	3,906,460	202,493	—	—	4,108,953
Intangible assets, net	10,737	6,144	—	—	16,881
Deferred financing costs, net	37,462	—	—	—	37,462
Deposits and other assets	64,619	13,350	—	—	77,969
Investment in unconsolidated affiliates	(7,286)	4,555	—	7,286	4,555

Total assets	$4,350,255	$226,725	$5	$7,286	$4,584,271

LIABILITIES AND MEMBER'S EQUITY
Current liabilities:
Current portion of long-term debt	$—	$1,050	$—	$—	$1,050
Accounts payable	46,701	—	—	—	46,701
Accrued interest	10,110	—	—	—	10,110
Accrued compensation and benefits	48,822	1,305	—	—	50,127
Other accrued expenses	19,104	39	—	—	19,143
Customer deposits and other liabilities	101,825	—	—	—	101,825
Due to affiliates, net	7,302	201,003	(7,881)	—	200,424

Total current liabilities	233,864	203,397	(7,881)	—	429,380
Long-term debt	2,794,923	38,500	—	—	2,833,423
Due to affiliates, net	63,905	—	—	—	63,905

Total liabilities	3,092,692	241,897	(7,881)	—	3,326,708

Commitments and contingencies

Member’s equity:
Contributed capital	1,474,286	12,530	—	(12,530)	1,474,286
Accumulated earnings (deficit)	(216,723)	(27,702)	7,886	19,816	(216,723)

Total member’s equity	1,257,563	(15,172)	7,886	7,286	1,257,563

Total liabilities and member’s equity	$4,350,255	$226,725	$5	$7,286	$4,584,271

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

THREE MONTHS ENDED JUNE 30, 2009

(amounts in thousands)

(unaudited)

	Issuers	Guarantor Subsidiaries	Nonguarantor Subsidiary	Eliminating Entries	Total
Operating revenues:
Casino	$124,343	$—	$—	$—	$124,343
Rooms	81,454	—	—	—	81,454
Food and beverage	99,945	—	—	—	99,945
Entertainment, retail and other	50,308	—	—	178	50,486

Gross revenues	356,050	—	—	178	356,228
Less: promotional allowances	(43,269)	—	—	—	(43,269)

Net revenues	312,781	—	—	178	312,959

Operating costs and expenses:
Casino	62,422	—	—	—	62,422
Rooms	24,500	—	—	—	24,500
Food and beverage	61,070	—	—	—	61,070
Entertainment, retail and other	33,549	—	—	—	33,549
General and administrative	59,239	(632)	—	178	58,785
Provision for doubtful accounts	4,497	—	—	—	4,497
Management fees	4,703	—	—	—	4,703
Pre-opening costs	—	—	—	—	—
Depreciation and amortization	77,238	1,187	—	—	78,425
Property charges and other	1,442	(8,088)	—	—	(6,646)

Total operating costs and expenses	328,660	(7,533)	—	178	321,305

Operating income (loss)	(15,879)	7,533	—	—	(8,346)

Other income (expense):
Interest income	2	—	—	—	2
Interest expense, net of capitalized interest	(37,387)	(274)	—	—	(37,661)
Equity in income (loss) from unconsolidated affiliates	7,081	(178)	—	(7,081)	(178)

Other income (expense), net	(30,304)	(452)	—	(7,081)	(37,837)

Net income (loss)	$(46,183)	$7,081	$—	$(7,081)	$(46,183)

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

THREE MONTHS ENDED JUNE 30, 2008

(amounts in thousands)

(unaudited)

	Issuers	Guarantor Subsidiaries	Nonguarantor Subsidiary	Eliminating Entries	Total
Operating revenues:
Casino	$120,664	$—	$—	$—	$120,664
Rooms	72,140	—	—	—	72,140
Food and beverage	84,295	—	—	—	84,295
Entertainment, retail and other	55,418	—	—	44	55,462

Gross revenues	332,517	—	—	44	332,561
Less: promotional allowances	(37,093)	—	—	—	(37,093)

Net revenues	295,424	—	—	44	295,468

Operating costs and expenses:
Casino	61,281	—	—	—	61,281
Rooms	19,327	—	—	—	19,327
Food and beverage	50,575	—	—	—	50,575
Entertainment, retail and other	35,963	—	—	—	35,963
General and administrative	52,506	(452)	—	44	52,098
Provision for doubtful accounts	3,258	—	—	—	3,258
Management fees	4,431	—	—	—	4,431
Pre-opening costs	6,832	—	—	—	6,832
Depreciation and amortization	39,679	1,115	—	—	40,794
Property charges and other	563	3	—	—	566

Total operating costs and expenses	274,415	666	—	44	275,125

Operating income (loss)	21,009	(666)	—	—	20,343

Other income (expense):
Interest income	1,657	—	173	—	1,830
Interest expense, net of capitalized interest	(17,711)	(424)	—	—	(18,135)
Increase in swap fair value	1,084	—	—	—	1,084
Equity in income (loss) from unconsolidated affiliates	(961)	(44)	—	961	(44)

Other income (expense), net	(15,931)	(468)	173	961	(15,265)

Net income (loss)	$5,078	$(1,134)	$173	$961	$5,078

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

SIX MONTHS ENDED JUNE 30, 2009

(amounts in thousands)

(unaudited)

	Issuers	Guarantor Subsidiaries	Nonguarantor Subsidiary	Eliminating Entries	Total
Operating revenues:
Casino	$241,824	$—	$—	$—	$241,824
Rooms	166,543	—	—	—	166,543
Food and beverage	196,854	—	—	—	196,854
Entertainment, retail and other	96,410	—	—	429	96,839

Gross revenues	701,631	—	—	429	702,060
Less: promotional allowances	(97,579)	—	—	—	(97,579)

Net revenues	604,052	—	—	429	604,481

Operating costs and expenses:
Casino	140,895	—	—	—	140,895
Rooms	48,610	—	—	—	48,610
Food and beverage	117,380	—	—	—	117,380
Entertainment, retail and other	62,998	—	—	—	62,998
General and administrative	124,946	(1,348)	—	429	124,027
Provision for doubtful accounts	5,081	—	—	—	5,081
Management fees	9,057	—	—	—	9,057
Pre-opening costs	—	—	—	—	—
Depreciation and amortization	153,498	2,371	—	—	155,869
Property charges and other	2,032	5,262	—	—	7,294

Total operating costs and expenses	664,497	6,285	—	429	671,211

Operating loss	(60,445)	(6,285)	—	—	(66,730)

Other income (expense):
Interest income	14	—	—	—	14
Interest expense, net of capitalized interest	(73,935)	(567)	—	—	(74,502)
Equity in income (loss) from unconsolidated affiliates	(7,281)	(429)	—	7,281	(429)

Other income (expense), net	(81,202)	(996)	—	7,281	(74,917)

Net income (loss)	$(141,647)	$(7,281)	$—	$7,281	$(141,647)

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

SIX MONTHS ENDED JUNE 30, 2008

(amounts in thousands)

(unaudited)

	Issuers	Guarantor Subsidiaries	Nonguarantor Subsidiary	Eliminating Entries	Total
Operating revenues:
Casino	$245,798	$—	$—	$—	$245,798
Rooms	142,703	—	—	—	142,703
Food and beverage	161,480	—	—	—	161,480
Entertainment, retail and other	109,554	—	—	(237)	109,317

Gross revenues	659,535	—	—	(237)	659,298
Less: promotional allowances	(76,229)	—	—	—	(76,229)

Net revenues	583,306	—	—	(237)	583,069

Operating costs and expenses:
Casino	129,831	—	—	—	129,831
Rooms	38,409	—	—	—	38,409
Food and beverage	97,435	—	—	—	97,435
Entertainment, retail and other	73,496	—	—	—	73,496
General and administrative	103,769	(477)	—	(237)	103,055
Provision for doubtful accounts	7,132	—	—	—	7,132
Management fees	8,745	—	—	—	8,745
Pre-opening costs	12,143	—	—	—	12,143
Depreciation and amortization	78,047	2,227	—	—	80,274
Property charges and other	21,074	5	—	—	21,079

Total operating costs and expenses	570,081	1,755	—	(237)	571,599

Operating income (loss)	13,225	(1,755)	—	—	11,470

Other income (expense):
Interest income	3,545	—	443	—	3,988
Interest expense, net of capitalized interest	(36,782)	(1,045)	—	—	(37,827)
Decrease in swap fair value	(1,557)	—	—	—	(1,557)
Equity in income (loss) from unconsolidated affiliates	(2,120)	237	—	2,120	237

Other income (expense), net	(36,914)	(808)	443	2,120	(35,159)

Net income (loss)	$(23,689)	$(2,563)	$443	$2,120	$(23,689)

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS INFORMATION

SIX MONTHS ENDED JUNE 30, 2009

(amounts in thousands)

(unaudited)

	Issuers	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminating Entries	Total
Cash flows from operating activities:
Net income (loss)	$(141,647)	$(7,281)	$—	$7,281	$(141,647)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	153,498	2,371	—	—	155,869
Stock-based compensation	4,564	—	—	—	4,564
Amortization and writeoff of deferred financing costs and other	11,560	—	—	—	11,560
Equity in income (loss) from unconsolidated affiliates, net of distributions	7,281	796	—	(7,281)	796
Provision for doubtful accounts	5,081	—	—	—	5,081
Property charges and other	2,032	5,262	—	—	7,294
Decrease in swap fair value	—	—	—	—	—
Increase (decrease) in cash from changes in:
Receivables	7,201	—	5	—	7,206
Inventories and prepaid expenses and other	7,298	183	—	—	7,481
Accounts payable, accrued expenses and other	(67,668)	(144)	—	—	(67,812)
Due to affiliates, net	11,516	(3,229)	—	—	8,287

Net cash provided by (used in) operating activities	716	(2,042)	5	—	(1,321)

Cash flows from investing activities:
Capital expenditures, net of construction payables and retentions	(172,151)	(118)	—	—	(172,269)
Restricted cash and investments	—	—	—	—	—
Deposits and other assets	(3,022)	8,088	—	—	5,066
Due to affiliates, net	7,403	(5,239)	—	—	2,164

Net cash provided by (used in) investing activities	(167,770)	2,731	—	—	(165,039)

Cash flows from financing activities:
Principal payments on long-term debt	(288,340)	(700)	—	—	(289,040)
Proceeds from issuance of long-term debt	85,542	—	—	—	85,542
Capital contribution from the Parent	328,451	—	—	—	328,451
Payments of financing costs	(10,202)	—	—	—	(10,202)

Net cash provided by (used in) financing activities	115,451	(700)	—	—	114,751

Cash and cash equivalents:
Increase (decrease) in cash and cash equivalents	(51,603)	(11)	5	—	(51,609)
Balance, beginning of period	123,315	—	—	—	123,315

Balance, end of period	$71,712	$(11)	$5	$—	$71,706

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS INFORMATION

SIX MONTHS ENDED JUNE 30, 2008

(amounts in thousands)

(unaudited)

	Issuers	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminating Entries	Total
Cash flows from operating activities:
Net income (loss)	$(23,689)	$(2,563)	$443	$2,120	$(23,689)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	78,047	2,227	—	—	80,274
Stock-based compensation	4,379	—	—	—	4,379
Amortization and writeoff of deferred financing costs and other	5,369	—	—	—	5,369
Equity in income (loss) from unconsolidated affiliates, net of distributions	2,120	551	—	(2,120)	551
Provision for doubtful accounts	7,132	—	—	—	7,132
Property charges and other	21,074	5	—	—	21,079
Decrease in swap fair value	1,557	—	—	—	1,557
Increase (decrease) in cash from changes in:
Receivables	30,194	38	—	—	30,232
Inventories and prepaid expenses and other	(6,355)	168	—	—	(6,187)
Accounts payable, accrued expenses and other	(34,803)	422	—	—	(34,381)
Due to affiliates, net	11,376	67	—	—	11,443

Net cash provided by operating activities	96,401	915	443	—	97,759

Cash flows from investing activities:
Capital expenditures, net of construction payables and retention	(516,249)	91	—	—	(516,158)
Restricted cash	—	—	(443)	—	(443)
Deposits and other assets	(23,462)	—	—	—	(23,462)
Due to affiliates, net	(1,369)	(271)	—	—	(1,640)

Net cash used in investing activities	(541,080)	(180)	(443)	—	(541,703)

Cash flows from financing activities:
Principal payments on long-term debt	—	(700)	—	—	(700)
Proceeds from issuance of long-term debt	361,000	—	—	—	361,000
Payments of financing costs	(151)	—	—	—	(151)

Net cash provided by (used in) financing activities	360,849	(700)	—	—	360,149

Cash and cash equivalents:
Increase (decrease) in cash and cash equivalents	(83,830)	35	—	—	(83,795)
Balance, beginning of period	146,556	(35)	—	—	146,521

Balance, end of period	$62,726	$—	$—	$—	$62,726

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

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Certain information included in this Quarterly Report on Form 10-Q contains statements that are forward-looking, including, but not limited to, statements relating to our business strategy and development activities as well as other capital spending, financing sources, the effects of regulation (including gaming and tax regulations), expectations concerning future operations, margins, profitability and competition. Any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, in some cases you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “would,” “could,” “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “continue” or the negative of these terms or other comparable terminology. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by us. These risks and uncertainties include, but are not limited to:

•	adverse tourism trends given the current domestic and international economic conditions;

•	volatility and weakness in world-wide credit and financial markets;

•	general global macroeconomic conditions;

•	further decreases in levels of travel, leisure and consumer spending;

•	fluctuation in occupancy rates and average daily room rates;

•	conditions precedent to funding under the agreements governing the disbursement of the proceeds of borrowings under our credit facilities;

•	continued compliance with all provisions in our credit agreements;

•	competition in the casino/hotel and resort industries and action taken by our competitors in reaction to adverse economic conditions;

•	new development and construction activities of competitors;

•	our dependence on Stephen A. Wynn and existing management;

•	our dependence on two properties for all of our cash flow;

•	leverage and debt service (including sensitivity to fluctuations in interest rates);

•	changes in federal or state tax laws or the administration of such laws;

•	changes in state law regarding water rights;

•	changes in gaming laws or regulations (including the legalization of gaming in certain jurisdictions);

•	applications for licenses and approvals under applicable jurisdictional laws and regulations (including gaming laws and regulations);

•	the impact that an outbreak of an infectious disease, such as H1N1 influenza or the avian flu, or the impact of a natural disaster may have on the travel and leisure industry;

•	the consequences of the war in Iraq and other military conflicts in the Middle East and any future security alerts and/or terrorist attacks; and

•	pending or future legal proceedings.

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

Approximately 142 acres of land immediately adjacent to Wynn Las Vegas is currently improved with a golf course. While we may develop this property in the future; due to the current economic environment and certain restrictions in our credit facilities, we have no immediate plans.

Current Economic and Operating Environment

Due to a number of factors affecting consumers, including a slowdown in global economies, contracting credit markets, reduced consumer and corporate spending, and new U.S. political leadership, the outlook for the gaming, travel and entertainment industries both domestically and abroad continues to remain highly uncertain. Auto traffic into Las Vegas, airline capacity and air travel to McCarran International airport have continued to decline year over year, resulting in lower casino volumes and a reduced demand for hotel rooms. This slow down was particularly significant in the fourth quarter of 2008 and has continued throughout the first half of 2009. Based on our experience and current market conditions, we believe that Wynn Las Vegas and Encore have, and will continue to experience lower than historical hotel occupancy rates, room rates, casino volumes, with resulting lower departmental profitability. Additionally, in early 2009, we experienced cancellation and attrition of group business at greater than historical levels.

As a result of the current economic conditions, we have focused on efficiency initiatives that we began implementing at Wynn Las Vegas and Encore in early 2009. These initiatives include reductions in pay for salaried employees, reduced work weeks for full-time hourly employees, the substantial reduction of 2009 bonus accruals and a suspension of the employer match to the 401(k) contributions.

Results of Operations

Our results of operations for the periods presented are not comparable as the three and six months ended June 30, 2009 includes the expansion of Wynn Las Vegas which opened on December 22, 2008, whereas the prior year periods included only Wynn Las Vegas. We believe that our operating results for the three and six months ended June 30, 2009, were adversely impacted by the weakened global economy. Disruptions in the global financial markets and reduced levels of consumer spending have and are likely to continue to adversely impact our financial results.

We offer gaming, hotel accommodations, dining, entertainment, retail shopping, convention services and other amenities at Wynn Las Vegas and Encore. We currently rely solely upon the operations of Wynn Las Vegas and Encore for our operating cash flow. Concentration of our cash flow in one property exposes us to certain risks that competitors, whose operations are more diversified may be better able to control. In addition to the concentration of operations in a single property, many of our customers are high-end gaming customers who wager on credit, thus exposing us to credit risk. High-end gaming also increases the potential for variability in our results.

We recorded a net loss for the quarter ended June 30, 2009 of $46.2 million compared to net income of $5.1 million recorded during the quarter ended June 30, 2008. For the six months ended June 30, 2009, we recorded a net loss of $141.6 million compared to a net loss of $23.7 million for the six months ended June 30, 2008. Revenues increased only slightly during 2009 despite the opening of Encore in December 2008. Incremental departmental expenses associated with Encore and additional depreciation expense related to Encore resulted in an increase in our operating loss. Interest expense also increased significantly in 2009 as we no longer capitalize interest as a result of Encore’s opening in December 2008.

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

Financial results for the three months ended June 30, 2009 compared to the three months ended June 30, 2008.

As noted earlier, our financial results for the three months ended June 30, 2009 are not comparable to the three months ended June 30, 2008, as the three months ended June 30, 2009 includes the expansion of Wynn Las Vegas which opened on December 22, 2008, whereas the prior year quarter includes only Wynn Las Vegas.

Revenues

Net revenues for the three months ended June 30, 2009 are comprised of $124.3 million in casino revenues (39.7% of total net revenues) and $188.7 million of net non-casino revenues (60.3% of total net revenues). Net revenues for the three months ended June 30, 2008 were comprised of $120.7 million in casino revenues (40.8% of total net revenues) and $174.8 million of net non-casino revenues (59.2% of total net revenues).

Casino revenues are comprised of the net win from our table games and slot machine operations. We expanded Wynn Las Vegas with the opening of Encore in December 2008, which added approximately 95 table games and approximately 835 slot machines to our casino operations. Even with these additions, we experienced an increase of only $3.6 million in casino revenues for the three months ended June 30, 2009, compared to the three months ended June 30, 2008. During the three months ended June 30, 2009, drop increased less than 1% and our average table games win percentage (before discounts) was 20.7%, which was below the expected range of 21% to 24%. For the three months ended June 30, 2008, our average table games win percentage (before discounts) was 20.4%. Slot handle decreased 1.8% during the three months ended June 30, 2009, as compared to 2008, and the slot win percentage was within the expected range of 4.5% to 5.5%.

For the three months ended June 30, 2009, room revenues were approximately $81.5 million, which represents a $9.3 million (or 12.9%) increase over the $72.1 million generated in the three months ended June 30, 2008. This increase is a result of the addition of 2,034 suites at Encore which opened in December 2008. We continued to experience a decrease in occupancy and room rates during the three months ended June 30, 2009, compared to the three months ended June 30, 2008. See the table below for key operating measures related to our room revenue.

	Three Months Ended June 30,
	2009	2008
Average Daily Rate	$218	$302
Occupancy	86.6%	96.5%
REVPAR	$189	$292

Other non-casino revenues for the three months ended June 30, 2009, include: food and beverage revenues of approximately $99.9 million, retail revenues of approximately $22.1 million, entertainment revenues of approximately $12.3 million, and other revenues from outlets such as the spa and salon, of approximately $16.1 million. Other non-gaming revenues for the three months ended June 30, 2008 included food and beverage revenues of approximately $84.3 million, retail revenues of approximately $22.1 million, entertainment revenues of approximately $18.9 million, and other revenues from outlets, including the spa and salon, of approximately $14.5 million. On a comparable basis, excluding the Encore expansion, which opened in December 2008, all of our revenues have declined when compared to the prior year quarter due to the current economic environment in which we are operating. Food and beverage revenues increased during the three months ended June 30, 2009 as a result of the additional 12 food and beverage outlets located in the Encore expansion. Although we added new retail outlets at Encore, retail revenues were flat due to reduced consumer spending as a result of the current economic environment. Entertainment revenues decreased over the prior year quarter primarily due to the closure of the Spamalot production show in July 2008.

Departmental, Administrative and Other Expenses

During the three months ended June 30, 2009, departmental expenses included casino expense of $62.4 million, rooms expense of $24.5 million, food and beverage expense of $61.1 million, and entertainment, retail and other expense of $33.5 million. Also included are general and administrative expenses of approximately $58.8 million and approximately $4.5 million charged as a provision for doubtful accounts receivable. During the three months ended June 30, 2008, departmental expenses included casino expenses of $61.3 million, room expenses of $19.3 million, food and beverage expenses of $50.6 million, and entertainment, retail and other expenses of $36 million. Also included are general and administrative expenses of approximately $52.1 million and approximately $3.3 million charged as a provision for doubtful accounts receivable. Expenses for the three months ended June 30, 2009 increased compared to June 30, 2008 as a result of the Encore expansion which opened in December 2008.

Management fees

Since opening Wynn Las Vegas, management fees payable to Wynn Resorts for certain corporate management services have been charged and accrued at a rate equal to 1.5% of net revenues. These fees will be paid upon meeting certain leverage ratios and satisfying certain other criteria set forth in our Credit Facilities and the 6 5/8% First Mortgage Notes indenture. Management fees were $4.7 million for the quarter ended June 30, 2009, compared to $4.4 million for the quarter ended June 30, 2008.

Pre-opening costs

During the three months ended June 30, 2009, we incurred no pre-opening costs compared to $6.8 million for the three months ended June 30, 2008. Pre-opening costs incurred during the three months ended June 30, 2008, were related to Encore which opened in December 2008.

Depreciation and amortization

Depreciation and amortization for the three months ended June 30, 2009 was $78.4 million compared to $40.8 million for the three months ended June 30, 2008. This increase is primarily due to depreciation on the assets of Encore, which opened in December 2008.

Property charges and other

Property charges and other for the three months ended June 30, 2009 include the return of $8.1 million of aircraft deposits written off in the first quarter of 2009. On February 19, 2009, we cancelled the agreement to purchase an aircraft. The deposit on the aircraft was refundable to the extent another buyer was found. Due to the uncertainty as to the recoverability of this deposit, we wrote it off in the first quarter of 2009. In May 2009, another buyer was found for the aircraft and in accordance with the original purchase agreement a portion of the Company’s deposit was refunded. This gain was offset by property charges of $1.4 million during the three months ended June 30, 2009, which were related to miscellaneous renovations and abandonments.

In response to our evaluation of Wynn Las Vegas and the reactions of our guests, we continue to make enhancements to the property. The costs relating to assets retired as a result of these enhancement and remodel efforts will be expensed as property charges.

Other non-operating costs and expenses

Interest income decreased by $1.8 million compared to the prior year quarter. This decrease is due to the repayment of an $80 million note receivable from Wynn Resorts in July 2008, that resulted in interest income of $1.5 million in the prior year quarter, as well as a decrease in the average interest rate earned on our invested cash balances and reduced average invested cash balances during the three months ended June 30, 2009 compared to the prior year quarter. We had smaller cash balances as a result of spending related to the development and construction of Encore.

Interest expense was $37.7 million, net of capitalized interest of $0 million, for the three months ended June 30, 2009, compared to $18.1 million, net of capitalized interest of $19.1 million during the three months ended June 30, 2008. Interest expense increased approximately $19.5 million primarily due to a $19.1 million decrease in capitalized interest with the opening of Encore.

Our interest rate swaps are accounted for in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended. The fair value of our interest rate swap was recorded as either an asset or liability. Changes in the fair value of our interest rate swaps are recorded as increase (or decrease) in swap fair value in each period. Our only interest rate swap matured in December 2008. We recorded a gain of approximately $1.1 million for the three months ended June 30, 2008, resulting from the increase in the fair value of our interest rate swap from March 31, 2008 to June 30, 2008.

Financial results for the six months ended June 30, 2009 compared to the six months ended June 30, 2008.

As noted earlier, our financial results for the six months ended June 30, 2009 are not comparable to the six months ended June 30, 2008, as the six months ended June 30, 2009 includes the expansion of Wynn Las Vegas which opened on December 22, 2008, whereas the prior year quarter includes only Wynn Las Vegas.

Revenues

Net revenues for the six months ended June 30, 2009 are comprised of $241.8 million in casino revenues (40% of total net revenues) and $362.7 million of net non-casino revenues (60% of total net revenues). Net revenues for the six months ended June 30, 2008 were comprised of $245.8 million in casino revenues (42.2% of total net revenues) and $337.3 million of net non-casino revenues (57.8% of total net revenues).

Casino revenues are comprised of the net win from our table games and slot machine operations. We expanded Wynn Las Vegas with the opening of Encore in December 2008, which added approximately 95 table games and approximately 835 slot machines to our casino operations. Even with these additions, we experienced a decrease in casino revenues of approximately $4 million (or 1.6%) to $241.8 million for the six months ended June 30, 2009, compared to $245.8 million for the six months ended June 30, 2008. During the six months ended June 30, 2009, we experienced a 1.2% decrease in drop and a decrease in the average table games win percentage compared to the prior year. Our average table games win percentage (before discounts) of 19.2% was below the expected range of 21% to 24% for the six months ended June 30, 2009. For the six months ended June 30, 2008, our average table games win percentage (before discounts) was 20.2%. Slot handle increased less than 1% during the six months ended June 30, 2009, as compared to 2008, and the slot win percentage was within the expected range of 4.5% to 5.5%.

For the six months ended June 30, 2009, room revenues were approximately $166.5 million, which represents a $23.8 million (or 16.7%) increase over the $142.7 million generated in the six months ended June 30, 2008. This increase is a result of the addition of 2,034 suites at Encore which opened in December 2008. We continued to experience a decrease in occupancy and room rates during the six months ended June 30, 2009, compared to the six months ended June 30, 2008. See the table below for key operating measures related to our room revenue.

	Six Months Ended June 30,
	2009	2008
Average Daily Rate	$220	$300
Occupancy	88.0%	96.2%
REVPAR	$194	$289

Other non-casino revenues for the six months ended June 30, 2009 include: food and beverage revenues of approximately $196.9 million, retail revenues of approximately $41.7 million, entertainment revenues of approximately $25 million, and other revenues from outlets such as the spa and salon, of approximately $30.1 million. Other non-gaming revenues for the six months ended June 30, 2008 included food and beverage revenues of approximately $161.5 million, retail revenues of approximately $44.7 million, entertainment revenues of approximately $38.1 million, and other revenues from outlets, including the spa and salon, of approximately $26.5 million. On a comparable basis, excluding the Encore expansion, which opened in December 2008, all of our revenues have declined when compared to the prior year due to the current economic environment in which we are operating. Food and beverage revenues increased during the six months ended June 30, 2009 as a result of the additional 12 food and beverage outlets located in the Encore expansion. Although we added new retail outlets at Encore, retail revenues have declined due to reduced consumer spending as a result of the current economic environment. Entertainment revenues decreased over the prior year primarily due to the closure of the Spamalot production show in July 2008.

Departmental, Administrative and Other Expenses

During the six months ended June 30, 2009, departmental expenses included casino expense of $140.9 million, rooms expense of $48.6 million, food and beverage expense of $117.4 million, and entertainment, retail and other expense of $63 million. Also included are general and administrative expenses of approximately $124 million and approximately $5.1 million charged as a provision for doubtful accounts receivable. During the six months ended June 30, 2008, departmental expenses included casino expenses of $129.8 million, room expenses of $38.4 million, food and beverage expenses of $97.4 million, and entertainment, retail and other expenses of $73.5 million. Also included are general and administrative expenses of approximately $103.1 million and approximately $7.1 million charged as a provision for doubtful accounts receivable. Expenses for the six months ended June 30, 2009 increased compared to June 30, 2008 as a result of the Encore expansion which opened in December 2008. Our provision for doubtful accounts receivable declined during the six months ended June 30, 2009 compared to the prior year due to recent strong collection trends on our casino accounts receivable. This strength has allowed us to reduce a portion of the additional reserves we recorded in the third quarter of 2008.

Management fees

Since opening Wynn Las Vegas, management fees payable to Wynn Resorts for certain corporate management services have been charged and accrued at a rate equal to 1.5% of net revenues. These fees will be paid upon meeting certain leverage ratios and satisfying certain other criteria set forth in our Credit Facilities and the 6 5/8% First Mortgage Notes indenture. Management fees were $9.1 million for the six months ended June 30, 2009, compared to $8.7 million for the six months ended June 30, 2008.

Pre-opening costs

During the six months ended June 30, 2009, we incurred no pre-opening costs compared to $12.1 million for the six months ended June 30, 2008. Pre-opening costs incurred during the six months ended June 30, 2008 were related to Encore which opened in December 2008.

Depreciation and amortization

Depreciation and amortization for the six months ended June 30, 2009 was $155.9 million compared to $80.3 million for the six months ended June 30, 2008. This increase is primarily due to depreciation on the assets of Encore, which opened in December 2008.

Property charges and other

Property charges and other for the six months ended June 30, 2009, were $7.3 million compared to approximately $21.1 million for the six months ended June 30, 2008. Property charges and other for the six months ended June 30, 2009, include $5.3 million of aircraft purchase deposits written off during the six months ended June 30, 2009. On February 19, 2009, we cancelled the agreement to purchase an aircraft. We also incurred property charges during the six months ended June 30, 2009, which were related to miscellaneous renovations and abandonments. Property charges and other for the six months ended June 30, 2008, include $17.8 million of costs associated with Spamalot at Wynn Las Vegas which closed in July 2008. The costs included the production rights that were included in intangible assets, show production costs that were included in other assets and certain other property and equipment. The remaining property charges were related to miscellaneous renovations and abandonments at Wynn Las Vegas.

In response to our evaluation of Wynn Las Vegas and the reactions of our guests, we continue to make enhancements to the property. The costs relating to assets retired as a result of these enhancement and remodel efforts will be expensed as property charges.

Other non-operating costs and expenses

Interest income decreased by $4 million for the six months ended June 30, 2009 compared to the six months ended June 30, 2008. This decrease is due to the repayment of an $80 million note receivable from Wynn Resorts in July 2008, that resulted in $3 million of interest income in the prior year, as well as a decrease in the average interest rate earned on our invested cash balances and reduced average invested cash balances during the six months ended June 30, 2009 compared to the prior year as a result of spending related to the development and construction of Encore.

Interest expense was $74.5 million, net of capitalized interest of $0 million, for the six months ended June 30, 2009, compared to $37.8 million, net of capitalized interest of $34.9 million during the six months ended June 30, 2008. Interest expense increased approximately $36.7 million primarily due to a $37.8 million decrease in capitalized interest with the opening of Encore.

Our interest rate swaps are accounted for in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended. The fair value of our interest rate swap was recorded as either an asset or liability. Changes in the fair value of our interest rate swaps are recorded as increase (or decrease) in swap fair value in each period. Our only interest rate swap matured in December 2008. We recorded an expense of approximately $1.6 million for the six months ended June 30, 2008 resulting from the decrease in the fair value of our interest rate swap from December 31, 2008 to June 30, 2008.

Liquidity and Capital Resources

Cash Flow from Operations

Our operating cash flows are primarily affected by our operating income generated by Wynn Las Vegas, interest paid, and non-cash charges included in operating income. Net cash used in operations for the six months ended June 30, 2009 was $1.3 million compared to $97.8 million provided by operations for the six months ended June 30, 2008. This decrease is primarily due to the decrease in operating income as a result of reduced operating results in the casino department as discussed above, an increase in promotional allowances with the opening of Encore, and an increase in interest expense as we no longer capitalize such cost since the opening of Encore.

Capital Resources

At June 30, 2009, we had approximately $71.7 million of cash and cash equivalents available for use without restriction, including for operations, debt service and retirement, funding the remaining construction and retention payables related to Encore (approximately $59 million as of June 30, 2009), new development activities, enhancements to Wynn Las Vegas and general corporate purposes. We require a certain amount of cash on hand for operations. We will require additional funds to pay the final construction and retention payables related to Encore. We anticipate such funds, together with any other cash needs during 2009 in excess of what we generate from operations or additional borrowings, will be provided with capital contributions from Wynn Resorts. During the six months ended June 30, 2009, Wynn Resorts made $328.5 million of such contributions. Except for scheduled quarterly principal payments on one note payable, we have no debt maturities until August 2011.

Investing Activities

Capital expenditures were approximately $172.3 million for the six months ended June 30, 2009, and were related primarily to cash payments on construction and retention payables related to Encore.

Financing Activities

During the six months ended June 30, 2009, Wynn Resorts made capital contributions to us in the amount of $328.5 million. The proceeds from these contributions were used to fund construction costs of Encore paid during the period and to fund the paydown on the Wynn Las Vegas Revolver for the amendment as described in Note 6.

As of June 30, 2009, our Credit Facilities consisted of a $696.8 million revolving credit facility (the “Revolver”) and a $225 million term loan facility (the “Term Loan”). As of June 30, 2009 we had an outstanding balance of $676.7 million. We also had $20.1 million of outstanding letters of credit that reduce our availability under the Revolver. Consequently, no amounts are available under the Revolver for future borrowings as of June 30, 2009.

On April 17, 2009, we entered into a fourth amendment to our Amended and Restated Credit Agreement (the “Credit Agreement”). This amendment, among other things, (i) provides a waiver of the Consolidated Leverage Ratio, as defined in the Credit Agreement, until the quarter ending June 30, 2011, and increases such thresholds thereafter; (ii) provides additional flexibility with our Consolidated Interest Coverage Ratio, as defined in the Credit Agreement, by reducing such ratio from 1.75 : 1 to 1.25 to : 1 beginning June 30, 2009 and through March 31, 2011; (iii) extends the maturity on $609.8 million of Revolver commitments from August 15, 2011 to July 15, 2013 (after giving effect to the permanent reduction described below); and (iv) removes the dollar limit on the equity cure provisions for the purpose of the Consolidated Leverage Ratio and the Consolidated Interest Coverage Ratio over the life of the loan. In exchange for the amendments, we have

(i) repaid 30% of the outstanding Revolver loans of lenders consenting to the extension of their commitment (approximately $238 million) and permanently reduced such lender commitments by 25%; and (ii) agreed to an increase in the overall interest rate spread on the Credit Facilities from LIBOR plus 1.7% to LIBOR plus 2.6%.

Pursuant to the fourth amendment, the Revolver commitments will reduce by an additional $61 million on August 15, 2011, and a further $55 million on August 15, 2012. The remaining commitments will mature on July 15, 2013. Lenders holding $87 million of the commitments did not agree to the amendment with the result that their commitments will mature on the original maturity date of August 15, 2011. The Wynn Las Vegas Term Loan will mature in two installments: $112.5 million will be payable on September 30, 2012, and the remaining $112.5 million will be payable on August 15, 2013.

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

The Wynn Las Vegas Credit Agreement contains a requirement that the company must make mandatory repayments of indebtedness from specified percentages of excess cash flow beginning after the opening of Encore. If our Wynn Las Vegas subsidiary meets a Consolidated Leverage Ratio, as defined in the Credit Agreement, of greater than 3.5 : 1 such repayment is defined as 50% of Excess Cash Flow, as defined in the Credit Agreement. If the Consolidated Leverage Ratio is less than 3.5 : 1 then no repayment is required. Based on the current economic conditions in which we are operating, we do not believe that Wynn Las Vegas will meet the requirement for mandatory repayment pursuant to this provision of the Credit Agreement during the year ending December 31, 2009, and therefore we do not expect to make any mandatory repayments pursuant to this requirement during 2009.

Contractual Obligations and Off-Balance Sheet Arrangements

Except for the paydown of the credit facilities discussed above and the cancellation of the purchase of an aircraft, there have been no material changes during the six month ended June 30, 2009 to our contractual obligations or off-balance sheet arrangements as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

Wynn Las Vegas, LLC will fund its operations and capital requirements from operating cash flow, and, to the extent required and available, from capital contributions from Wynn Resorts. We cannot be sure that Wynn Las Vegas, LLC will generate sufficient cash flow from operations or that future borrowings or contributions from Wynn Resorts that are available to us, if any, will be sufficient to enable us to service and repay Wynn Las Vegas, LLC’s indebtedness and to fund its other liquidity needs. We cannot be sure that we will be able to refinance any of our indebtedness on acceptable terms or at all.

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

Critical Accounting Policies and Estimates

A description of our critical accounting policies is included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2008. There have been no material changes to these policies for the six months ended June 30, 2009.

Recently Issued Accounting Standards

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements”. This statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements under other accounting pronouncements that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurements. In February 2008, the FASB issued FASB Staff Position FAS 157-2, which defers the effective date of SFAS 157 for non-financial assets and liabilities that are recognized or disclosed at fair value in the entity’s financial statements on a recurring basis to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. We partially adopted the provisions of SFAS 157 effective January 1, 2008 and adopted the remaining provisions of SFAS 157 on January 1, 2009. We currently do not have any non-financial assets or liabilities that are, or were recognized or disclosed at fair value on a recurring basis and accordingly the final adoption of this statement on January 1, 2009, did not have an impact our condensed consolidated financial statements.

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

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”. This statement addresses the effects of elimination of the qualifying special-purpose entity (“QSPE”) concept from SFAS 140 and responds to concerns about the application of certain key provisions of FIN 46 (R). This statement amends FIN46 (R) in determining whether an enterprise has a controlling financial interest in a variable interest entity. This determination identifies the primary beneficiary of a variable interest entity as the enterprise that has both the power to direct the activities of a variable interest entity that most significantly impacts the entity’s economic performance and the ability to absorb losses or the right to receive benefits of the entity that could potentially be significant to the variable interest entity. This Statement is effective January 1, 2010. The Company is currently evaluating the impact, if any, of adopting this statement on its condensed consolidated financial statements.

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

Interest Rate Sensitivity

As of June 30, 2009, approximately 64% of our long-term debt was based on fixed rates. Based on our borrowings as of June 30, 2009, an assumed 1% change in variable rates would cause our annual interest cost to change by $9.4 million.

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

Part II—OTHER INFORMATION

Item IA. Risk Factors

A description of our risk factors can be found in Item IA of our Annual Report on Form 10-K for the year ended December 31, 2008. There were no material changes to those risk factors during the six months ended June 30, 2009.

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

Item 6. Exhibits

(a) Exhibits

EXHIBIT INDEX

Exhibit No.	Description

3.1	Second Amended and Restated Articles of Organization of Wynn Las Vegas, LLC. (1)

3.2	Second Amended and Restated Operating Agreement of Wynn Las Vegas, LLC. (1)

10.1	Fourth Amendment to Amended and Restated Credit Agreement, dated as of April 17, 2009, among Wynn Las Vegas, LLC and each of the Lender parties thereto. (2)

10.2	Employment Agreement, dated as of May 5, 2009, by and between Wynn Las Vegas, LLC and Scott Peterson. (3)

*31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a – 14(a) and Rule 15d – 14(a).

*31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a – 14(a) and Rule 15d – 14(a).

*32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350.

*	Filed herewith.

(1)	Previously filed with the Registration Statement on Form S-4 filed by the Registrant on April 13, 2005 (File No. 333-124052) and incorporated herein by reference.

(2)	Previously filed with the Current Report on Form 8-K filed by the Registrant on April 21, 2009 and incorporated herein by reference.

(3)	Previously filed with the Current Report on Form 8-K filed by the Registrant on May 8, 2009 and incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WYNN LAS VEGAS
Dated: August 4, 2009	By:	/s/ SCOTT PETERSON
Scott Peterson
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)