Form 10-Q
period 2009-09-30
WYNN LAS VEGAS LLC
filed 2009-11-09
CIK 1180638

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Wynn Resorts Holdings, LLC owns all of the membership interests of the Registrant as of November 9, 2009.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands)

(unaudited)

	September 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$153,248	$123,315
Receivables, net	85,484	98,282
Inventories	84,482	95,206
Prepaid expenses and other	20,404	21,648
Due to affiliates, net	346	—

Total current assets	343,964	338,451
Property and equipment, net	3,922,520	4,108,953
Intangible assets, net	15,393	16,881
Deferred financing costs, net	41,087	37,462
Deposits and other assets	49,676	77,969
Investment in unconsolidated affiliates	3,809	4,555

Total assets	$4,376,449	$4,584,271

LIABILITIES AND MEMBER’S EQUITY
Current liabilities:
Current portion of long-term debt	$1,050	$1,050
Accounts payable	27,156	46,701
Accrued interest	37,970	10,110
Accrued compensation and benefits	40,239	50,127
Other accrued expenses	21,545	19,143
Customer deposits and other liabilities	66,968	101,825
Due to affiliates, net	—	200,424

Total current liabilities	194,928	429,380
Long-term debt	2,695,540	2,833,423
Due to affiliates, net	77,776	63,905
Other	3,978	—

Total liabilities	2,972,222	3,326,708

Commitments and contingencies (Note 9)

Member’s equity:
Contributed capital	1,826,348	1,474,286
Accumulated deficit	(422,121)	(216,723)

Total member’s equity	1,404,227	1,257,563

Total liabilities and member’s equity	$4,376,449	$4,584,271

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Operating revenues:
Casino	$143,988	$143,181	$385,812	$388,979
Rooms	76,867	65,323	243,410	208,026
Food and beverage	96,839	74,605	293,693	236,085
Entertainment, retail and other	51,341	51,008	148,180	160,325

Gross revenues	369,035	334,117	1,071,095	993,415
Less: promotional allowances	(44,574)	(39,317)	(142,153)	(115,546)

Net revenues	324,461	294,800	928,942	877,869

Operating costs and expenses:
Casino	67,592	66,916	208,487	196,747
Rooms	29,801	18,387	78,411	56,796
Food and beverage	61,294	47,788	178,674	145,223
Entertainment, retail and other	36,295	31,708	99,293	105,204
General and administrative	62,467	51,496	186,494	154,551
Provision for doubtful accounts	5,114	17,600	10,195	24,732
Management fees	4,814	4,425	13,871	13,170
Pre-opening costs	—	13,911	—	26,054
Depreciation and amortization	77,811	42,269	233,680	122,543
Property charges and other	159	632	7,453	21,711

Total operating costs and expenses	345,347	295,132	1,016,558	866,731

Operating income (loss)	(20,886)	(332)	(87,616)	11,138

Other income (expense):
Interest income	6	545	20	4,533
Interest expense, net of capitalized interest	(38,943)	(17,404)	(113,445)	(55,231)
Increase (decrease) in swap fair value	(3,978)	1,033	(3,978)	(524)
Equity in income (loss) from unconsolidated affiliates	50	60	(379)	297

Other income (expense), net	(42,865)	(15,766)	(117,782)	(50,925)

Net loss	$(63,751)	$(16,098)	$(205,398)	$(39,787)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(205,398)	$(39,787)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	233,680	122,543
Stock-based compensation	7,072	7,013
Amortization and writeoff of deferred financing costs and other	15,541	7,632
Equity in income from unconsolidated affiliates, net of distributions	746	491
Provision for doubtful accounts	10,195	24,732
Property charges and other	7,453	21,711
Decrease in swap fair value	3,978	524
Increase (decrease) in cash from changes in:
Receivables	2,603	14,557
Inventories and prepaid expenses and other	14,684	(19,622)
Accounts payable and accrued expenses	(28,826)	(3,841)
Due to affiliates, net	4,677	(3,297)

Net cash provided by operating activities	66,405	132,656

Cash flows from investing activities:
Capital expenditures, net of construction payables and retention	(224,084)	(801,311)
Restricted cash	—	(574)
Collection of note receivable from Wynn Resorts, Limited	—	80,000
Deposits and other assets	4,403	(30,056)
Due to affiliates, net	4,202	13,382

Net cash used in investing activities	(215,479)	(738,559)

Cash flows from financing activities:
Principal payments on long-term debt	(289,426)	(700)
Proceeds from issuance of long-term debt	150,542	879,484
Capital contribution from the Parent	328,451	—
Payment of financing costs	(10,560)	(3,979)

Net cash provided by financing activities	179,007	874,805

Cash and cash equivalents:
Increase in cash and cash equivalents	29,933	268,902
Balance, beginning of period	123,315	146,521

Balance, end of period	$153,248	$415,423

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

Wynn Las Vegas Capital Corp. (“Wynn Capital”) is a wholly owned subsidiary of the Company incorporated on June 3, 2002, solely for the purpose of obtaining financing for Wynn Las Vegas. Wynn Capital is authorized to issue 2,000 shares of common stock, par value $0.01. At September 30, 2009, the Company owned the one share that was issued and outstanding. Wynn Capital has neither any significant net assets nor has had any operating activity. Its sole function is to serve as the co-issuer of the mortgage notes described below. Wynn Las Vegas, LLC and Wynn Capital together are hereinafter referred to as the “Issuers”.

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

The accompanying condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results for the interim periods have been made. The results for the three and nine months ended September 30, 2009 are not necessarily indicative of results to be expected for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

2. Summary of Significant Accounting Policies

Accounts Receivable and Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of casino accounts receivable. The Company issues credit in the form of “markers” to approved casino customers following investigations of creditworthiness. As of September 30, 2009 and December 31, 2008, approximately 65% and 69% respectively, of the Company’s markers were due from customers residing in foreign countries, primarily in Asia. Business or economic conditions or other significant events in these countries could affect the collectibility of such receivables.

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

Revenues are recognized net of certain sales incentives which are recorded as a reduction of revenue. Consequently, the Company’s casino revenues are reduced by discounts and points earned in customer loyalty programs, such as the players club loyalty program.

The retail value of accommodations, food and beverage, and other services furnished to guests without charge is included in gross revenue and then deducted as promotional allowances. Such amounts have increased with the opening of Encore in December 2008. The estimated cost of providing such promotional allowances is primarily included in casino expenses as follows (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Rooms	$9,925	$6,886	$31,889	$19,886
Food and beverage	14,689	12,748	45,138	39,350
Entertainment, retail and other	3,309	3,172	8,214	7,431

Total	$27,923	$22,806	$85,241	$66,667

Gaming Taxes

The Company is subject to taxes based on gross gaming revenues, subject to applicable adjustments. These gaming taxes are an assessment on the Company’s gaming revenues and are recorded as an expense within the “Casino” line item in the accompanying Condensed Consolidated Statements of Operations. These taxes totaled approximately $10.3 million and $9.4 million for the three months ended September 30, 2009 and 2008, respectively, and $27.8 million and $26.7 million for the nine months ended September 30, 2009 and 2008, respectively.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Advertising Costs

The Company expenses advertising costs the first time the advertising takes place. Advertising costs incurred in development periods are included in pre-opening costs. Once a project is completed, advertising costs are included in general and administrative expenses. For the three months ended September 30, 2009 and 2008, advertising costs totaled approximately $3.7 million and $3.7 million, respectively. For the nine months ended September 30, 2009 and 2008, advertising costs totaled approximately $14.1 million and $15.5 million, respectively. There was approximately $0.8 million and $2 million, respectively of advertising costs included in pre-opening expenses for the three and nine months ended September 30, 2008.

Subsequent Events

In accordance with accounting standards for subsequent events, the Company has evaluated subsequent events through November 9, 2009, the date these financial statements were issued.

Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued new accounting standards regarding fair value measurements. These standards define fair value, establish a framework for measuring fair value, and expand disclosures about fair value measurements under other accounting pronouncements that require or permit fair value measurements. These standards do not require any new fair value measurements. The Company partially adopted these new standards effective January 1, 2008 and adopted the remaining provisions on January 1, 2009. The Company currently does not have any non-financial assets or liabilities that are, or were recognized or disclosed at fair value on a recurring basis and accordingly the final adoption of these standards on January 1, 2009, did not have an impact the Company’s condensed consolidated financial statements.

In December 2007, the FASB issued new accounting standards regarding business combinations. These new accounting standards establish principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and noncontrolling interest in the acquiree and the goodwill acquired. The revision is intended to simplify existing guidance and converge rulemaking under U.S. GAAP with international accounting rules. These new accounting standards apply prospectively to business combinations where the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of these new accounting standards on January 1, 2009, did not impact the Company’s condensed consolidated financial statements.

In December 2007, the FASB issued new accounting standards regarding noncontrolling interest in consolidated financial statements. These new accounting standards establish accounting and reporting standards for ownership interest in subsidiaries held by parties other than the parent and for the deconsolidation of a subsidiary. It also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. These new accounting standards change the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amount attributable to both the parent and the noncontrolling interests. These new accounting standards also establish reporting requirements that provide sufficient disclosure that clearly identify and distinguish between the interest of the parent and those of the noncontrolling owners. These new accounting standards are effective for fiscal years beginning on or after December 15, 2008. The adoption of these new accounting standards on January 1, 2009, did not impact the Company’s condensed consolidated financial statements.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

In March 2008, the FASB issued new accounting standards regarding disclosures about derivative instruments and hedging activities. These new accounting standards are intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. These new accounting standards are effective for fiscal years beginning after November 15, 2008. The adoption of these new accounting standards on January 1, 2009, did not have a material impact on the Company’s condensed consolidated financial statements.

In June 2009, the FASB issued new accounting standards regarding the consolidation of variable interest entities. These new accounting standards address the effects of elimination of the qualifying special-purpose entity (“QSPE”) concept from previous standards. These new accounting standards amend previous guidance in determining whether an enterprise has a controlling financial interest in a variable interest entity. This determination identifies the primary beneficiary of a variable interest entity as the enterprise that has both the power to direct the activities of a variable interest entity that most significantly impacts the entity’s economic performance and the ability to absorb losses or the right to receive benefits of the entity that could potentially be significant to the variable interest entity. These new accounting standards are effective January 1, 2010. The Company is currently evaluating the impact, if any, of adopting these new accounting standards on its condensed consolidated financial statements.

3. Supplemental Disclosure of Cash Flow Information

Interest paid for the nine months ended September 30, 2009 and 2008 totaled approximately $77.6 million and $76 million, respectively. Interest capitalized for the nine months ended September 30, 2009 and 2008 totaled $0 and $56.9 million, respectively.

During the nine months ended September 30, 2009 and 2008, capital expenditures include a decrease of approximately $179.6 million and an increase of approximately $34.4 million, respectively, in construction payables and retention recorded through amounts due to affiliates.

4. Receivables, net

Receivables, net consisted of the following (amounts in thousands):

	September 30, 2009	December 31, 2008
Casino	$131,169	$142,515
Hotel	15,469	13,051
Other	6,352	8,130

	152,990	163,696
Less: allowance for doubtful accounts	(67,506)	(65,414)

	$85,484	$98,282

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

5. Property and Equipment, net

Property and equipment, net consisted of the following (amounts in thousands):

	September 30, 2009	December 31, 2008
Land and improvements	$697,379	$695,474
Buildings and improvements	2,562,013	2,557,489
Airplane	44,254	44,254
Furniture, fixtures and equipment	1,325,150	1,301,182
Construction in progress	9,720	4,579

	4,638,516	4,602,978
Less: accumulated depreciation	(715,996)	(494,025)

	$3,922,520	$4,108,953

6. Long-Term Debt

Long-term debt consisted of the following (amounts in thousands):

	September 30, 2009	December 31, 2008
6 5/8% First Mortgage Notes, due December 1, 2014, net of original issue discount of $8,560 at September 30, 2009, and $9,561 at December 31, 2008	$1,625,670	$1,690,439
Revolving Credit Facility; due July 15, 2013; interest at LIBOR plus 2.8%	741,650	879,484
Term Loan Facility; $112.5 million due September 30, 2012 with the remaining $112.5 million due August 15, 2013; interest at LIBOR plus 1.875%	225,000	225,000
$42 million Note Payable; due April 1, 2017; interest at LIBOR plus 1.25%	38,500	39,550
Payable to Affiliate	65,770	—

	2,696,590	2,834,473
Current portion of long-term debt	(1,050)	(1,050)

	$2,695,540	$2,833,423

6 5/8% First Mortgage Notes

During the nine months ended September 30, 2009, Wynn Resorts purchased $65.8 million face amount of the Company’s 6 5/8% First Mortgage Notes due 2014 through open market purchases at a discount. The purchase of the notes by Wynn Resorts has not been contributed to the Company and the notes have not been retired. Accordingly, $65.8 million of the First Mortgage Notes held by Wynn Resorts remain on the Company’s balance sheet as a payable to affiliate within Long-term Debt. If and when such notes are contributed to the Company by Wynn Resorts, the Company would then retire the notes and recognize a gain on the early extinguishment of debt equal to the gain recorded by Wynn Resorts of approximately $13.7 million.

Credit Facility

In April 2009, the Company entered into a fourth amendment to its Amended and Restated Credit Agreement (the “Credit Agreement”). This amendment, among other things, (i) provides a waiver of the

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Consolidated Leverage Ratio, as defined in the Credit Agreement, until the quarter ending June 30, 2011, and increases such thresholds thereafter; (ii) provides additional flexibility with the Consolidated Interest Coverage Ratio, as defined in the Credit Agreement, by reducing such ratio from 1.75 : 1 to 1.25 : 1 beginning June 30, 2009 through March 31, 2011; (iii) extends the maturity on $609.8 million of revolver commitments from August 15, 2011 to July 15, 2013 (after giving effect to the permanent reduction described below); and (iv) removes the dollar limit on the equity cure provisions for the purpose of the Consolidated Leverage Ratio and the Consolidated Interest Coverage Ratio over the life of the loan. In exchange for the amendments, the Company (i) repaid 30% of the outstanding revolver loans of lenders consenting to the extension of their commitment (approximately $238 million) and permanently reduced such lender commitments by 25% to approximately $697 million; and (ii) agreed to an increase in the overall interest rate spread on the Credit Facilities from LIBOR plus 1.7% to LIBOR plus 2.6%.

Pursuant to the fourth amendment, the revolver commitments will reduce by an additional $61 million on August 15, 2011, and a further $55 million on August 15, 2012. The remaining commitments will mature on July 15, 2013. Lenders holding $87 million of the commitments did not agree to the amendment. Those commitments will mature on the original maturity date of August 15, 2011.

In August 2009, pursuant to the terms of the Credit Agreement, the Company expanded the availability of the Wynn Las Vegas Revolver by $65 million. All of the additional availability was borrowed as of September 30, 2009.

In September 2009, the Company entered into a fifth amendment to the Wynn Las Vegas Credit Agreement. This amendment, among other things, (i) permits Wynn Las Vegas to issue, on or before March 31, 2010, up to $500 million of new senior secured notes and (ii) requires that 75% of the net cash proceeds of any issuance of new senior secured notes be applied to prepay loans and reduce commitments under the Credit Agreement.

Interest Rate Swap

The Company entered into an interest rate swap agreement on August 14, 2009, with an effective date of November 27, 2009, to hedge a portion of the underlying interest rate risk on borrowings under the Wynn Las Vegas Credit Agreement. Under this new swap agreement, beginning November 27, 2009, the Company will pay a fixed interest rate of 2.485% on borrowings of $250 million incurred under the Wynn Las Vegas Credit Agreement in exchange for receipts on the same amount at a variable interest rate based on the applicable LIBOR at the time of payment. This interest rate swap fixes the interest rate on $250 million of borrowings under the Wynn Las Vegas Credit Agreement at approximately 5.485%. This interest rate swap agreement matures in November 2012.

Debt Covenant Compliance

As of September 30, 2009, management believes the Company was in compliance with all debt covenants.

Fair Value of Long-term Debt

The estimated fair value of the Company’s long-term debt at September 30, 2009 was approximately $2.5 billion compared to the carrying value which was $2.7 billion. The estimated fair value is based upon the most recent trades at September 30, 2009.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

7. Related Party Transactions, net

Amounts Due to Affiliates, net

As of September 30, 2009, the Company’s net due to affiliates was primarily comprised of construction payables of approximately $13 million, construction retention of approximately $8.5 million, a management fee of approximately $77.8 million (equal to 1.5% of net revenues and payable upon meeting certain leverage ratios as specified in the documents governing the Company’s Credit Facilities and the First Mortgage Notes indenture), and other net amounts receivable from affiliates totaling $22 million.

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

The Company periodically settles amounts due to affiliates with cash receipts and payments, except for the management fee, which is payable upon meeting certain leverage ratios specified in the documents governing the 6 5 /8% First Mortgage Notes and the Credit Facilities.

Corporate Allocations

The accompanying condensed consolidated statements of operations include allocations from Wynn Resorts for legal, accounting, human resources, information services, real estate, and other corporate support services. The corporate support service allocations have been determined on a basis that Wynn Resorts and the Company consider to be reasonable estimates of the utilization of service provided or the benefit received by the Company. Wynn Resorts maintains corporate offices at Wynn Las Vegas without charge from the Company. Through September 30, 2008, the Company settled these corporate allocation charges with Wynn Resorts on a periodic basis as discussed in “Amounts Due to Affiliates, net” above. Beginning with the fourth quarter of 2008, the Company no longer intends to settle its corporate allocation and accordingly, such allocations have been recorded as a contribution to equity from Wynn Resorts. During the nine months ended September 30, 2009 and 2008, approximately $16.5 million and $19.2 million, respectively, was charged to the Company for such corporate allocations.

Amounts Due to Officers, net

The Company periodically provides services to Stephen A. Wynn, Chairman of the Board, Chief Executive Officer and one of the principal stockholders of Wynn Resorts (“Mr. Wynn”), and certain other executive officers and directors of Wynn Resorts, including household services, construction work and other personal services. The cost of these services is transferred to Wynn Resorts on a periodic basis. Mr. Wynn and such other officers and directors have amounts on deposit with Wynn Resorts to prepay any such items, which are replenished on an ongoing basis as needed. As of September 30, 2009, and December 31, 2008, Wynn Resorts owed Mr. Wynn and the other officers and directors approximately $426,163 and $434,003, respectively.

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

8. Property Charges and Other

Property charges generally include costs related to the retirement of assets for remodels and asset abandonments. Property charges and other for the three months ended September 30, 2009 were $0.2 million and related to miscellaneous remodels and abandonments at Wynn Las Vegas and Encore. The Company incurred property charges of $0.6 million during the three months ended September 30, 2008 which were related to miscellaneous renovations and abandonments.

Property charges and other for the nine months ended September 30, 2009 include the return of $8.1 million of aircraft deposits written off in the first quarter of 2009. On February 19, 2009, the Company cancelled the agreement to purchase an aircraft. The deposit on the aircraft was refundable to the extent another buyer was found. Due to the uncertainty as to the recoverability of this deposit, the Company wrote such deposit off in the first quarter of 2009. In May 2009, another buyer was found for the aircraft and in accordance with the original purchase agreement, a portion of the Company’s deposit was refunded. The remaining property charges were related to miscellaneous renovations and abandonments at Wynn Las Vegas and Encore. Property charges and other for the nine months ended September 30, 2008 include $17.8 million of costs associated with Spamalot at Wynn Las Vegas which closed in July 2008. The costs included the production rights that were included in intangible assets, show production costs that were included in other assets and certain other property and equipment. In March 2008, the Company, together with the producers, elected to end the show’s run at Wynn Las Vegas in July 2008, pursuant to their contract. The remaining property charges were related to miscellaneous renovations and abandonments at Wynn Las Vegas.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

9. Commitments and Contingencies

Litigation

The Company does not have any material litigation as of September 30, 2009.

Sales and Use Tax on Complimentary Meals

In March 2008, the Nevada Supreme Court ruled, in the matter captioned Sparks Nugget, Inc. vs. The State of Nevada Ex Rel. Department of Taxation, that food and non-alcoholic beverages purchased for use in providing complimentary meals to customers and to employees was exempt from sales and use tax. In July 2008, the Court denied the State’s motion for rehearing. Through April 2008, Wynn Las Vegas has paid use tax on these items and has filed for refunds for the periods from April 2005 to April 2008. The amount subject to these refunds is approximately $5.4 million. As of September 30, 2009, the Company had not recorded a receivable related to this matter.

10. Member’s Equity

During the nine months ended September 30, 2009, Wynn Resorts made capital contributions to the Company totaling $328.5 million. The proceeds from these contributions were used to fund construction costs of Encore paid during the period and to fund the paydown on the Wynn Las Vegas Revolver for the amendment described in Note 6.

11. Subsequent Events

Wynn Las Vegas Credit Agreement

In October 2009, pursuant to an offer to purchase loans outstanding under the Credit Agreement, the Company purchased loans with a face value of $87.6 million for $ 84.4 million, reflecting a discounted price of 96.37%. As a result of this transaction, the Wynn Las Vegas Revolving Facility has been permanently reduced by $43.8 million and the Wynn Las Vegas Term Loan Facility has been permanently reduced by $44.8 million. In connection with this transaction, the Company will recognize a gain of approximately $2.1 million on early retirement of debt in the fourth quarter of 2009. The source of funds for this transaction was a capital contribution from Wynn Resorts.

7 7/8% Wynn Las Vegas First Mortgage Notes

In October 2009, Wynn Las Vegas, LLC and Wynn Las Vegas Capital Corp. (the “Issuers”), a direct and indirect wholly owned subsidiary of Wynn Resorts, Limited, respectively, issued, in a private offering, $500 million aggregate principal amount of 7 7/8% First Mortgage Notes due November 1, 2017 at a price of 97.823% of the principal amount. Net proceeds to the Company were approximately $480 million, after deducting the original issue discount and underwriting fees and other expenses. The notes rank pari passu with the borrowing under the Wynn Las Vegas credit facilities and the outstanding 6 5/8% First Mortgage Notes previously issued by the Issuers. The notes are senior secured obligations of the Issuers, are guaranteed by Wynn Las Vegas, LLC’s subsidiaries (subject to some exceptions), and are secured on an equal and ratable basis by a first priority lien on substantially all the existing and future assets of the Issuers and guarantors. In accordance with the fifth amendment to the Wynn Las Vegas Credit Agreement (see Note 6), the Company used the proceeds of this offering to repay amounts outstanding under the Wynn Las Vegas Revolver and Term Loan facilities.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Subsequent to this transaction and the offer to purchase loans discussed above, the outstanding balance under the Wynn Las Vegas Term Loan Facility is $80.4 million and the outstanding balance under the Wynn Las Vegas Revolving Facility is $317.9 million, with remaining availability of $120 million. In connection with the permanent reduction of borrowings under the Wynn Las Vegas Credit Agreement, the Company will write off debt issue cost of approximately $5.8 million in the fourth quarter of 2009.

The notes have not been registered under the Securities Act of 1933 or under any state securities laws. Therefore, the holders may not offer or sell the notes within the United States to, or for the account or benefit of, any United States person unless the offer or sale would qualify for a registration exemption from the Securities Act and applicable state securities laws. The Issuers have agreed to make an offer to exchange the notes for registered, publicly traded notes that have substantially identical terms as the notes.

12. Consolidating Financial Information of Guarantors and Issuers

The following consolidating information relates to the Issuers of the First Mortgage Notes and their guarantor subsidiaries (World Travel, LLC; Las Vegas Jet, LLC; Wynn Show Performers, LLC; Wynn Golf, LLC; Kevyn, LLC; and Wynn Sunrise, LLC) and non-guarantor subsidiary (Wynn Completion Guarantor, LLC) as of September 30, 2009 and December 31, 2008, and for the three and nine months ended September 30, 2009 and 2008.

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

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION

AS OF SEPTEMBER 30, 2009

(amounts in thousands)

(unaudited)

	Issuers	Guarantor Subsidiaries	Nonguarantor Subsidiary	Eliminating Entries	Total
ASSETS
Current assets:
Cash and cash equivalents	$153,042	$201	$5	$—	$153,248
Receivables, net	85,484	—	—	—	85,484
Inventories	84,482	—	—	—	84,482
Prepaid expenses and other	20,120	284	—	—	20,404
Due to affiliates, net	185,668	(193,203)	7,881	—	346

Total current assets	528,796	(192,718)	7,886	—	343,964
Property and equipment, net	3,723,452	199,068	—	—	3,922,520
Intangible assets, net	9,249	6,144	—	—	15,393
Deferred financing costs, net	41,087	—	—	—	41,087
Deposits and other assets	49,676	—	—	—	49,676
Investment in unconsolidated affiliates	(15,523)	3,809	—	15,523	3,809

Total assets	$4,336,737	$16,303	$7,886	$15,523	$4,376,449

LIABILITIES AND MEMBER’S EQUITY
Current liabilities:
Current portion of long-term debt	$—	$1,050	$—	$—	$1,050
Accounts payable	27,156	—	—	—	27,156
Accrued interest	37,970	—	—	—	37,970
Accrued compensation and benefits	39,067	1,172	—	—	40,239
Other accrued expenses	21,505	40	—	—	21,545
Customer deposits and other liabilities	66,968	—	—	—	66,968

Total current liabilities	192,666	2,262	—	—	194,928
Long-term debt	2,658,090	37,450	—	—	2,695,540
Due to affiliates, net	77,776	—	—	—	77,776
Other	3,978	—	—	—	3,978

Total liabilities	2,932,510	39,712	—	—	2,972,222

Commitments and contingencies

Member’s equity:
Contributed capital	1,826,348	12,530	—	(12,530)	1,826,348
Accumulated earnings (deficit)	(422,121)	(35,939)	7,886	28,053	(422,121)

Total member’s equity	1,404,227	(23,409)	7,886	15,523	1,404,227

Total liabilities and member’s equity	$4,336,737	$16,303	$7,886	$15,523	$4,376,449

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

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

THREE MONTHS ENDED SEPTEMBER 30, 2009

(amounts in thousands)

(unaudited)

	Issuers	Guarantor Subsidiaries	Nonguarantor Subsidiary	Eliminating Entries	Total
Operating revenues:
Casino	$143,988	$—	$—	$—	$143,988
Rooms	76,867	—	—	—	76,867
Food and beverage	96,839	—	—	—	96,839
Entertainment, retail and other	51,391	—	—	(50)	51,341

Gross revenues	369,085	—	—	(50)	369,035
Less: promotional allowances	(44,574)	—	—	—	(44,574)

Net revenues	324,511	—	—	(50)	324,461

Operating costs and expenses:
Casino	67,592	—	—	—	67,592
Rooms	29,801	—	—	—	29,801
Food and beverage	61,294	—	—	—	61,294
Entertainment, retail and other	36,295	—	—	—	36,295
General and administrative	62,926	(409)	—	(50)	62,467
Provision for doubtful accounts	5,114	—	—	—	5,114
Management fees	4,814	—	—	—	4,814
Pre-opening costs	—	—	—	—	—
Depreciation and amortization	76,620	1,191	—	—	77,811
Property charges and other	159	—	—	—	159

Total operating costs and expenses	344,615	782	—	(50)	345,347

Operating loss	(20,104)	(782)	—	—	(20,886)

Other income (expense):
Interest income	6	—	—	—	6
Interest expense, net of capitalized interest	(38,719)	(224)	—	—	(38,943)
Decrease in swap fair value	(3,978)	—	—	—	(3,978)
Equity in income (loss) from unconsolidated affiliates	(956)	50	—	956	50

Other income (expense), net	(43,647)	(174)	—	956	(42,865)

Net income (loss)	$(63,751)	$(956)	$—	$956	$(63,751)

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

THREE MONTHS ENDED SEPTEMBER 30, 2008

(amounts in thousands)

(unaudited)

	Issuers	Guarantor Subsidiaries	Nonguarantor Subsidiary	Eliminating Entries	Total
Operating revenues:
Casino	$143,181	$—	$—	$—	$143,181
Rooms	65,323	—	—	—	65,323
Food and beverage	74,605	—	—	—	74,605
Entertainment, retail and other	51,068	—	—	(60)	51,008

Gross revenues	334,177	—	—	(60)	334,117
Less: promotional allowances	(39,317)	—	—	—	(39,317)

Net revenues	294,860	—	—	(60)	294,800

Operating costs and expenses:
Casino	66,916	—	—	—	66,916
Rooms	18,387	—	—	—	18,387
Food and beverage	47,788	—	—	—	47,788
Entertainment, retail and other	31,708	—	—	—	31,708
General and administrative	51,837	(281)	—	(60)	51,496
Provision for doubtful accounts	17,600	—	—	—	17,600
Management fees	4,425	—	—	—	4,425
Pre-opening costs	13,911	—	—	—	13,911
Depreciation and amortization	41,142	1,127	—	—	42,269
Property charges and other	632	—	—	—	632

Total operating costs and expenses	294,346	846	—	(60)	295,132

Operating income (loss)	514	(846)	—	—	(332)

Other income (expense):
Interest income	414	—	131	—	545
Interest expense, net of capitalized interest	(16,974)	(430)	—	—	(17,404)
Increase in swap fair value	1,033	—	—	—	1,033
Equity in income (loss) from unconsolidated affiliates	(1,085)	60	—	1,085	60

Other income (expense), net	(16,612)	(370)	131	1,085	(15,766)

Net income (loss)	$(16,098)	$(1,216)	$131	$1,085	$(16,098)

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

NINE MONTHS ENDED SEPTEMBER 30, 2009

(amounts in thousands)

(unaudited)

	Issuers	Guarantor Subsidiaries	Nonguarantor Subsidiary	Eliminating Entries	Total
Operating revenues:
Casino	$385,812	$—	$—	$—	$385,812
Rooms	243,410	—	—	—	243,410
Food and beverage	293,693	—	—	—	293,693
Entertainment, retail and other	147,801	—	—	379	148,180

Gross revenues	1,070,716	—	—	379	1,071,095
Less: promotional allowances	(142,153)	—	—	—	(142,153)

Net revenues	928,563	—	—	379	928,942

Operating costs and expenses:
Casino	208,487	—	—	—	208,487
Rooms	78,411	—	—	—	78,411
Food and beverage	178,674	—	—	—	178,674
Entertainment, retail and other	99,293	—	—	—	99,293
General and administrative	187,872	(1,757)	—	379	186,494
Provision for doubtful accounts	10,195	—	—	—	10,195
Management fees	13,871	—	—	—	13,871
Pre-opening costs	—	—	—	—	—
Depreciation and amortization	230,118	3,562	—	—	233,680
Property charges and other	2,191	5,262	—	—	7,453

Total operating costs and expenses	1,009,112	7,067	—	379	1,016,558

Operating loss	(80,549)	(7,067)	—	—	(87,616)

Other income (expense):
Interest income	20	—	—	—	20
Interest expense, net of capitalized interest	(112,654)	(791)	—	—	(113,445)
Decrease in swap fair value	(3,978)				(3,978)
Equity in income (loss) from unconsolidated affiliates	(8,237)	(379)	—	8,237	(379)

Other income (expense), net	(124,849)	(1,170)	—	8,237	(117,782)

Net income (loss)	$(205,398)	$(8,237)	$—	$8,237	$(205,398)

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

NINE MONTHS ENDED SEPTEMBER 30, 2008

(amounts in thousands)

(unaudited)

	Issuers	Guarantor Subsidiaries	Nonguarantor Subsidiary	Eliminating Entries	Total
Operating revenues:
Casino	$388,979	$—	$—	$—	$388,979
Rooms	208,026	—	—	—	208,026
Food and beverage	236,085	—	—	—	236,085
Entertainment, retail and other	160,622	—	—	(297)	160,325

Gross revenues	993,712	—	—	(297)	993,415
Less: promotional allowances	(115,546)	—	—	—	(115,546)

Net revenues	878,166	—	—	(297)	877,869

Operating costs and expenses:
Casino	196,747	—	—	—	196,747
Rooms	56,796	—	—	—	56,796
Food and beverage	145,223	—	—	—	145,223
Entertainment, retail and other	105,204	—	—	—	105,204
General and administrative	155,606	(758)	—	(297)	154,551
Provision for doubtful accounts	24,732	—	—	—	24,732
Management fees	13,170	—	—	—	13,170
Pre-opening costs	26,054	—	—	—	26,054
Depreciation and amortization	119,189	3,354	—	—	122,543
Property charges and other	21,706	5	—	—	21,711

Total operating costs and expenses	864,427	2,601	—	(297)	866,731

Operating income (loss)	13,739	(2,601)	—	—	11,138

Other income (expense):
Interest income	3,959	—	574	—	4,533
Interest expense, net of capitalized interest	(53,756)	(1,475)	—	—	(55,231)
Decrease in swap fair value	(524)	—	—	—	(524)
Equity in income (loss) from unconsolidated affiliates	(3,205)	297	—	3,205	297

Other income (expense), net	(53,526)	(1,178)	574	3,205	(50,925)

Net income (loss)	$(39,787)	$(3,779)	$574	$3,205	$(39,787)

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS INFORMATION

NINE MONTHS ENDED SEPTEMBER 30, 2009

(amounts in thousands)

(unaudited)

	Issuers	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminating Entries	Total
Cash flows from operating activities:
Net income (loss)	$(205,398)	$(8,237)	$—	$8,237	$(205,398)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	230,118	3,562	—	—	233,680
Stock-based compensation	7,072	—	—	—	7,072
Amortization and writeoff of deferred financing costs and other	15,541	—	—	—	15,541
Equity in income (loss) from unconsolidated affiliates, net of distributions	8,237	746	—	(8,237)	746
Provision for doubtful accounts	10,195	—	—	—	10,195
Property charges and other	2,191	5,262	—	—	7,453
Decrease in swap fair value	3,978	—	—	—	3,978
Increase (decrease) in cash from changes in:
Receivables	2,598	—	5	—	2,603
Inventories and prepaid expenses and other	14,786	(102)	—	—	14,684
Accounts payable, accrued expenses and other	(28,695)	(131)	—	—	(28,826)
Due to affiliates, net	9,643	(4,966)	—	—	4,677

Net cash provided by (used in) operating activities	70,266	(3,866)	5	—	66,405

Cash flows from investing activities:
Capital expenditures, net of construction payables and retentions	(223,947)	(137)	—	—	(224,084)
Deposits and other assets	(3,685)	8,088	—	—	4,403
Due to affiliates, net	7,036	(2,834)	—	—	4,202

Net cash provided by (used in) investing activities	(220,596)	5,117	—	—	(215,479)

Cash flows from financing activities:
Principal payments on long-term debt	(288,376)	(1,050)	—	—	(289,426)
Proceeds from issuance of long-term debt	150,542	—	—	—	150,542
Capital contribution from the Parent	328,451	—	—	—	328,451
Payments of financing costs	(10,560)	—	—	—	(10,560)

Net cash provided by (used in) financing activities	180,057	(1,050)	—	—	179,007

Cash and cash equivalents:
Increase in cash and cash equivalents	29,727	201	5	—	29,933
Balance, beginning of period	123,315	—	—	—	123,315

Balance, end of period	$153,042	$201	$5	$—	$153,248

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS INFORMATION

NINE MONTHS ENDED SEPTEMBER 30, 2008

(amounts in thousands)

(unaudited)

	Issuers	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminating Entries	Total
Cash flows from operating activities:
Net income (loss)	$(39,787)	$(3,779)	$574	$3,205	$(39,787)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	119,189	3,354	—	—	122,543
Stock-based compensation	7,013	—	—	—	7,013
Amortization and writeoff of deferred financing costs and other	7,632	—	—	—	7,632
Equity in income (loss) from unconsolidated affiliates, net of distributions	3,205	491	—	(3,205)	491
Provision for doubtful accounts	24,732	—	—	—	24,732
Property charges and other	21,706	5	—	—	21,711
Decrease in swap fair value	524	—	—	—	524
Increase (decrease) in cash from changes in:
Receivables	14,519	38	—	—	14,557
Inventories and prepaid expenses and other	(19,543)	(79)	—	—	(19,622)
Accounts payable, accrued expenses and other	(4,725)	884	—	—	(3,841)
Due to affiliates, net	2,244	(5,541)	—	—	(3,297)

Net cash provided by (used in) operating activities	136,709	(4,627)	574	—	132,656

Cash flows from investing activities:
Capital expenditures, net of construction payables and retention	(800,889)	(422)	—	—	(801,311)
Restricted cash	—	—	(574)	—	(574)
Note receivable from Wynn Resorts, Limited	80,000	—	—	—	80,000
Deposits and other assets	(30,056)	—	—	—	(30,056)
Due to affiliates, net	7,598	5,784	—	—	13,382

Net cash provided by (used in) investing activities	(743,347)	5,362	(574)	—	(738,559)

Cash flows from financing activities:
Principal payments on long-term debt	—	(700)	—	—	(700)
Proceeds from issuance of long-term debt	879,484	—	—	—	879,484
Payments of financing costs	(3,979)	—	—	—	(3,979)

Net cash provided by (used in) financing activities	875,505	(700)	—	—	874,805

Cash and cash equivalents:
Increase in cash and cash equivalents	268,867	35	—	—	268,902
Balance, beginning of period	146,556	(35)	—	—	146,521

Balance, end of period	$415,423	$—	$—	$—	$415,423

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

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Certain information included in this Quarterly Report on Form 10-Q contains statements that are forward-looking, including, but not limited to, statements relating to our business strategy and development activities as well as other capital spending, financing sources, the effects of regulation (including gaming and tax regulations), expectations concerning future operations, margins, profitability and competition. Any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, in some cases you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “would,” “could,” “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “continue” or the negative of these terms or other comparable terminology. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by us. These risks and uncertainties include, but are not limited to:

•	adverse tourism trends given the current domestic and international economic conditions;

•	volatility and weakness in world-wide credit and financial markets;

•	general global macroeconomic conditions;

•	further decreases in levels of travel, leisure and consumer spending;

•	fluctuation in occupancy rates and average daily room rates;

•	conditions precedent to funding under the agreements governing the disbursement of the proceeds of borrowings under our credit facilities;

•	continued compliance with all provisions in our credit agreements;

•	competition in the casino/hotel and resort industries and action taken by our competitors in reaction to adverse economic conditions;

•	new development and construction activities of competitors;

•	our dependence on Stephen A. Wynn and existing management;

•	our dependence on two properties for all of our cash flow;

•	leverage and debt service (including sensitivity to fluctuations in interest rates);

•	changes in federal or state tax laws or the administration of such laws;

•	changes in state law regarding water rights;

•	changes in gaming laws or regulations (including the legalization of gaming in certain jurisdictions);

•	applications for licenses and approvals under applicable jurisdictional laws and regulations (including gaming laws and regulations);

•	the impact that an outbreak of an infectious disease, such as H1N1 influenza or the avian flu, or the impact of a natural disaster may have on the travel and leisure industry;

•	the consequences of the wars in the Middle East and any future security alerts and/or terrorist attacks; and

•	pending or future legal proceedings.

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

Wynn Las Vegas

We believe Wynn Las Vegas is the preeminent destination casino resort on the Strip in Las Vegas. Wynn Las Vegas currently features:

•	An approximately 110,000 square foot casino offering 24-hour gaming and a full range of games, including private gaming salons, a poker room, and a race and sports book;

•	Luxury hotel accommodations in 2,716 spacious hotel rooms, suites and villas;

•	22 food and beverage outlets featuring signature chefs;

•	A Ferrari and Maserati automobile dealership;

•

Approximately 74,000 square feet of high-end, brand-name retail shopping, including stores and boutiques by Alexander McQueen, Brioni, Cartier, Chanel, Dior, Graff, Louis Vuitton, Manolo Blahnik, Oscar de la Renta, Vertu and others;

•	Recreation and leisure facilities, including an 18-hole golf course, five swimming pools, private cabanas and full service spa and salon; and

•	A showroom, two nightclubs and lounges.

Encore

We opened Encore, an expansion of Wynn Las Vegas, on December 22, 2008. Encore currently features:

•	An approximately 76,000 square foot casino offering 24-hour gaming and a full range of games, including private gaming salons and a sports book;

•	Luxury hotel accommodation in 2,034 all-suite rooms;

•	Twelve food and beverage outlets;

•	Approximately 27,000 square feet of high-end brand name retail shopping, including stores and boutiques by Hermes, Chanel and Rock & Republic;

•	Recreation and leisure facilities including swimming pools, private cabanas and a full service spa and salon; and

•	A showroom, nightclub and lounges.

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

Current Economic and Operating Environment

Due to a number of factors affecting consumers, including a slowdown in global economies, contracting credit markets, reduced consumer and corporate spending, and new U.S. political leadership, the outlook for the gaming, travel and entertainment industries both domestically and abroad continues to remain highly uncertain. Auto traffic into Las Vegas, airline capacity and air travel to McCarran International airport have continued to decline year over year, resulting in lower casino volumes and a reduced demand for hotel rooms. This slow down was particularly significant in the fourth quarter of 2008 and has continued throughout 2009. Based on our experience and current market conditions, we believe that Wynn Las Vegas and Encore have, and will continue to experience lower than historical hotel occupancy rates, room rates, casino volumes, with resulting lower departmental profitability. Additionally, in early 2009, we experienced cancellation and attrition of group business at greater than historical levels.

As a result of the current economic conditions, we have focused on efficiency initiatives that we began implementing at Wynn Las Vegas and Encore in early 2009. These initiatives include reductions in pay for salaried employees, reduced work weeks for full-time hourly employees, the substantial reduction of 2009 bonus accruals and a suspension of the employer match to the 401(k) contributions.

Results of Operations

Our results of operations for the periods presented are not comparable as the three and nine months ended September 30, 2009 includes the expansion of Wynn Las Vegas which opened on December 22, 2008, whereas the prior year periods included only Wynn Las Vegas. We believe that our operating results for the three and nine months ended September 30, 2009, were adversely impacted by the weakened global economy. Disruptions in the global financial markets and reduced levels of consumer spending have and are likely to continue to adversely impact our financial results.

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

We recorded a net loss for the quarter ended September 30, 2009 of $63.8 million compared to net a net loss of $16.1 million recorded during the quarter ended September 30, 2008. For the nine months ended September 30, 2009, we recorded a net loss of $205.4 million compared to a net loss of $39.8 million for the nine months ended September 30, 2008. Revenues increased only slightly during 2009 despite the opening of Encore in December 2008. Incremental departmental expenses associated with Encore and additional depreciation expense related to Encore resulted in an increase in our operating loss. Interest expense also increased significantly in 2009 as we no longer capitalize interest as a result of Encore’s opening in December 2008.

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

Financial results for the three months ended September 30, 2009 compared to the three months ended September 30, 2008.

As noted earlier, our financial results for the three months ended September 30, 2009 are not comparable to the three months ended September 30, 2008, as the three months ended September 30, 2009 includes the expansion of Wynn Las Vegas which opened on December 22, 2008, whereas the prior year quarter includes only Wynn Las Vegas.

Revenues

Net revenues for the three months ended September 30, 2009 are comprised of $144 million in casino revenues (44.4% of total net revenues) and $180.5 million of net non-casino revenues (55.6% of total net revenues). Net revenues for the three months ended September 30, 2008 were comprised of $143.2 million in casino revenues (48.6% of total net revenues) and $151.6 million of net non-casino revenues (51.4% of total net revenues).

Casino revenues are comprised of the net win from our table games and slot machine operations. We expanded Wynn Las Vegas with the opening of Encore in December 2008, which added approximately 90 table games and approximately 800 slot machines to our casino operations. Even with these additions, we experienced an increase of only $0.8 million in casino revenues for the three months ended September 30, 2009, compared to the three months ended September 30, 2008. During the three months ended September 30, 2009, drop decreased 2.4% and our average table games win percentage (before discounts) was 23.7%, which was within the expected range of 21% to 24%. For the three months ended September 30, 2008, our average table games win percentage (before discounts) was 24.3%. Slot handle decreased less than 1% during the three months ended September 30, 2009, as compared to 2008, and the slot win percentage was within the expected range of 4.5% to 5.5%.

For the three months ended September 30, 2009, room revenues were approximately $76.9 million, which represents an $11.5 million (or 17.7%) increase over the $65.3 million generated in the three months ended September 30, 2008. This increase is a result of the addition of 2,034 suites at Encore which opened in December 2008. We continued to experience a decrease in occupancy and room rates during the three months ended September 30, 2009, compared to the three months ended September 30, 2008. See the table below for key operating measures related to our room revenue.

	Three Months Ended September 30,
	2009	2008
Average Daily Rate	$210	$272
Occupancy	83.9%	96.1%
REVPAR	$176	$261

Other non-casino revenues for the three months ended September 30, 2009, include: food and beverage revenues of approximately $96.8 million, retail revenues of approximately $21 million, entertainment revenues of approximately $16.6 million, and other revenues from outlets such as the spa and salon, of approximately $13.8 million. Other non-gaming revenues for the three months ended September 30, 2008 included food and beverage revenues of approximately $74.6 million, retail revenues of approximately $23 million, entertainment revenues of approximately $16 million, and other revenues from outlets, including the spa and salon, of approximately $12 million. On a comparable basis, excluding the Encore expansion, which opened in December 2008, all of our departmental revenues have declined when compared to the prior year quarter due to the current economic environment in which we are operating. Food and beverage revenues increased during the three months ended September 30, 2009 as a result of the additional 12 food and beverage outlets located in the Encore expansion. Although we added new retail outlets at Encore, retail revenues declined due to reduced consumer spending as a result of the current economic environment.

Departmental, Administrative and Other Expenses

During the three months ended September 30, 2009, departmental expenses included casino expense of $67.6 million, rooms expense of $29.8 million, food and beverage expense of $61.3 million, and entertainment, retail and other expense of $36.3 million. Also included are general and administrative expenses of approximately $62.5 million and approximately $5.1 million charged as a provision for doubtful accounts receivable. During the three months ended September 30, 2008, departmental expenses included casino expenses of $66.9 million, room expenses of $18.4 million, food and beverage expenses of $47.8 million, and entertainment, retail and other expenses of $31.7 million. Also included are general and administrative expenses of approximately $51.5 million and approximately $17.6 million charged as a provision for doubtful accounts receivable. Expenses for the three months ended September 30, 2009 increased compared to September 30, 2008 as a result of the Encore expansion which opened in December 2008. Our provision for doubtful accounts receivable declined during the three months ended September 30, 2009, compared to the prior year quarter. In the prior year quarter we increased our reserves in light of the economic uncertainty that existed at that time.

Management fees

Since opening Wynn Las Vegas, management fees payable to Wynn Resorts for certain corporate management services have been charged and accrued at a rate equal to 1.5% of net revenues. These fees will be paid upon meeting certain leverage ratios and satisfying certain other criteria set forth in our Credit Facilities and the 6 5/8% First Mortgage Notes indenture. Management fees were $4.8 million for the quarter ended September 30, 2009, compared to $4.4 million for the quarter ended September 30, 2008.

Pre-opening costs

During the three months ended September 30, 2009, we incurred no pre-opening costs compared to $13.9 million for the three months ended September 30, 2008. Pre-opening costs incurred during the three months ended September 30, 2008, were related to Encore which opened in December 2008.

Depreciation and amortization

Depreciation and amortization for the three months ended September 30, 2009 was $77.8 million compared to $42.3 million for the three months ended September 30, 2008. This increase is primarily due to depreciation on the assets of Encore, which were placed into service in December 2008.

Property charges and other

Property charges generally include costs related to the retirement of assets for remodels and asset abandonments. Property charges and other for the three months ended September 30, 2009 were $0.2 million and related to miscellaneous remodels and abandonments at Wynn Las Vegas and Encore. The Company incurred property charges of $0.6 million during the three months ended September 30, 2008, related to miscellaneous renovations and abandonments.

In response to our evaluation of Wynn Las Vegas and the reactions of our guests, we continue to make enhancements to the property. The costs relating to assets retired as a result of these enhancement and remodel efforts will be expensed as property charges.

Other non-operating costs and expenses

Interest income decreased by $0.5 million compared to the prior year quarter. This decrease is due to the repayment of an $80 million note receivable from Wynn Resorts in July 2008, that resulted in interest income of $0.3 million in the prior year quarter, as well as a decrease in the average interest rate earned on our invested cash balances and reduced average invested cash balances during the three months ended September 30, 2009 compared to the prior year quarter.

Interest expense was $38.9 million, net of capitalized interest of $0 million, for the three months ended September 30, 2009, compared to $17.4 million, net of capitalized interest of $21.9 million during the three months ended September 30, 2008. Interest expense increased approximately $21.5 million primarily due to a $21.9 million decrease in capitalized interest with the opening of Encore.

Changes in the fair value of our interest rate swaps are recorded as increase (or decrease) in swap fair value in each period. We recorded an expense of approximately $4 million for the three months ended September 30, 2009, resulting from the decrease in the fair value of our interest rate swap from August 2009 (the date we entered into the agreement) to September 30, 2009. We recorded a gain of approximately $1 million for the three months ended September 30, 2008, resulting from the increase in the fair value of our interest rate swap from June 30, 2008 to September 30, 2008.

Financial results for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008.

As noted earlier, our financial results for the nine months ended September 30, 2009 are not comparable to the nine months ended September 30, 2008, as the nine months ended September 30, 2009 includes the expansion of Wynn Las Vegas which opened on December 22, 2008, whereas the prior year quarter includes only Wynn Las Vegas.

Revenues

Net revenues for the nine months ended September 30, 2009 are comprised of $385.8 million in casino revenues (41.5% of total net revenues) and $543.1 million of net non-casino revenues (58.5% of total net revenues). Net revenues for the nine months ended September 30, 2008 were comprised of $389 million in casino revenues (44.3% of total net revenues) and $488.9 million of net non-casino revenues (55.7% of total net revenues).

Casino revenues are comprised of the net win from our table games and slot machine operations. We expanded Wynn Las Vegas with the opening of Encore in December 2008, which added approximately 90 table games and approximately 800 slot machines to our casino operations. Even with these additions, we experienced a decrease in casino revenues of approximately $3.2 million to $385.8 million for the nine months ended September 30, 2009, compared to $389 million for the nine months ended September 30, 2008. During the nine months ended September 30, 2009, we experienced a 1.6% decrease in drop and a decrease in the average table games win percentage compared to the prior year. Our average table games win percentage (before discounts) of 20.7% was below the expected range of 21% to 24% for the nine months ended September 30, 2009. For the nine months ended September 30, 2008, our average table games win percentage (before discounts) was 21.6%. Slot handle increased less than 1% during the nine months ended September 30, 2009, as compared to 2008, and the slot win percentage was within the expected range of 4.5% to 5.5%.

For the nine months ended September 30, 2009, room revenues were approximately $243.4 million, which represents a $35.4 million (or 17%) increase over the $208 million generated in the nine months ended September 30, 2008. This increase is a result of the addition of 2,034 suites at Encore which opened in December 2008. We continued to experience a decrease in occupancy and room rates during the nine months ended September 30, 2009, compared to the nine months ended September 30, 2008. See the table below for key operating measures related to our room revenue.

	Nine months Ended September 30,
	2009	2008
Average Daily Rate	$217	$291
Occupancy	86.6%	96.1%
REVPAR	$188	$280

Other non-casino revenues for the nine months ended September 30, 2009 include: food and beverage revenues of approximately $293.7 million, retail revenues of approximately $62.7 million, entertainment revenues of approximately $41.6 million, and other revenues from outlets such as the spa and salon, of approximately $43.9 million. Other non-gaming revenues for the nine months ended September 30, 2008 included food and beverage revenues of approximately $236.1 million, retail revenues of approximately $67.6 million, entertainment revenues of approximately $54.1 million, and other revenues from outlets, including the spa and salon, of approximately $38.6 million. On a comparable basis, excluding the Encore expansion, which opened in December 2008, all of our revenues have declined when compared to the prior year due to the current economic environment in which we are operating. Food and beverage revenues increased during the nine months ended September 30, 2009 as a result of the additional 12 food and beverage outlets located in the Encore expansion. Although we added new retail outlets at Encore, retail revenues have declined due to reduced consumer spending as a result of the current economic environment. Entertainment revenues decreased over the prior year primarily due to the closure of the Spamalot production show in July 2008.

Departmental, Administrative and Other Expenses

During the nine months ended September 30, 2009, departmental expenses included casino expense of $208.5 million, rooms expense of $78.4 million, food and beverage expense of $178.7 million, and entertainment, retail and other expense of $99.3 million. Also included are general and administrative expenses of approximately $186.5 million and approximately $10.2 million charged as a provision for doubtful accounts receivable. During the nine months ended September 30, 2008, departmental expenses included casino expenses of $196.7 million, room expenses of $56.8 million, food and beverage expenses of $145.2 million, and entertainment, retail and other expenses of $105.2 million. Also included are general and administrative expenses of approximately $154.6 million and approximately $24.7 million charged as a provision for doubtful accounts receivable. Expenses for the nine months ended September 30, 2009 increased compared to September 30, 2008 as a result of the Encore expansion which opened in December 2008. Our provision for doubtful accounts receivable declined during the nine months ended September 30, 2009 compared to the prior year. In the prior year we increased our reserves in light of the economic uncertainty that existed at that time. Due to recent strong collection trends we have reduced a portion of the additional reserves we recorded in the third quarter of 2008.

Management fees

Since opening Wynn Las Vegas, management fees payable to Wynn Resorts for certain corporate management services have been charged and accrued at a rate equal to 1.5% of net revenues. These fees will be paid upon meeting certain leverage ratios and satisfying certain other criteria set forth in our Credit Facilities and the 6 5/8% First Mortgage Notes indenture. Management fees were $13.9 million for the nine months ended September 30, 2009, compared to $13.2 million for the nine months ended September 30, 2008.

Pre-opening costs

During the nine months ended September 30, 2009, we incurred no pre-opening costs compared to $26.1 million for the nine months ended September 30, 2008. Pre-opening costs incurred during the nine months ended September 30, 2008 were related to Encore which opened in December 2008.

Depreciation and amortization

Depreciation and amortization for the nine months ended September 30, 2009 was $233.7 million compared to $122.5 million for the nine months ended September 30, 2008. This increase is primarily due to depreciation on the assets of Encore, which were placed into service in December 2008.

Property charges and other

Property charges and other for the nine months ended September 30, 2009, were $7.5 million compared to approximately $21.7 million for the nine months ended September 30, 2008. Property charges and other for the nine months ended September 30, 2009, include $5.3 million of aircraft purchase deposits written off during the nine months ended September 30, 2009. On February 19, 2009, we cancelled the agreement to purchase an aircraft. We also incurred property charges during the nine months ended September 30, 2009, which were related to miscellaneous renovations and abandonments. Property charges and other for the nine months ended September 30, 2008, include $17.8 million of costs associated with Spamalot at Wynn Las Vegas which closed in July 2008. The costs included the production rights that were included in intangible assets, show production costs that were included in other assets and certain other property and equipment. The remaining property charges were related to miscellaneous renovations and abandonments at Wynn Las Vegas and Encore.

In response to our evaluation of Wynn Las Vegas and Encore and the reactions of our guests, we continue to make enhancements to the property. The costs relating to assets retired as a result of these enhancement and remodel efforts will be expensed as property charges.

Other non-operating costs and expenses

Interest income decreased by $4.5 million for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. This decrease is due to the repayment of an $80 million note receivable from Wynn Resorts in July 2008, that resulted in $3.3 million of interest income in the prior year, as well as a decrease in the average interest rate earned on our invested cash balances and reduced average invested cash balances during the nine months ended September 30, 2009 compared to the prior year as a result of spending related to the development and construction of Encore.

Interest expense was $113.4 million, net of capitalized interest of $0 million, for the nine months ended September 30, 2009, compared to $55.2 million, net of capitalized interest of $56.9 million during the nine months ended September 30, 2008. Interest expense increased approximately $58.2 million primarily due to a $56.9 million decrease in capitalized interest with the opening of Encore.

Changes in the fair value of our interest rate swaps are recorded as increase (or decrease) in swap fair value in each period. We recorded an expense of approximately $4 million for the nine months ended September 30, 2009, resulting from the decrease in the fair value of our interest rate swap from August 2009 (the date we entered into the agreement) to September 30, 2009. We recorded an expense of approximately $0.5 million for the nine months ended September 30, 2008 resulting from the decrease in the fair value of our interest rate swap from December 31, 2007 to September 30, 2008.

Liquidity and Capital Resources

Cash Flow from Operations

Our operating cash flows are primarily affected by our operating income generated by Wynn Las Vegas, interest paid, and non-cash charges included in operating income. Net cash provided by operations for the nine months ended September 30, 2009 was $66.4 million compared to $132.7 million for the nine months ended September 30, 2008. This decrease is primarily due to the decrease in operating income as a result of reduced operating results in the casino department as discussed above, an increase in promotional allowances with the opening of Encore, and an increase in interest expense as we no longer capitalize such cost since the opening of Encore.

Capital Resources

At September 30, 2009, we had approximately $153.2 million of cash and cash equivalents available for use without restriction, including for operations, debt service and retirement, funding the remaining construction and retention payables related to Encore (approximately $20.2 million as of September 30, 2009), new development activities, enhancements to Wynn Las Vegas and general corporate purposes. We require a certain amount of cash on hand for operations. After the note offering and paydown of amounts outstanding under our bank facility in October 2009, we have availability under our bank facility of approximately $120 million (see Note 11). We anticipate any other cash needs during 2009 in excess of what we generate from operations or additional borrowings, will be provided through this facility or through capital contributions from Wynn Resorts. During the nine months ended September 30, 2009, Wynn Resorts made $328.5 million of such contributions. Except for scheduled quarterly principal payments on one note payable, we have no debt maturities until August 2011.

Investing Activities

Capital expenditures were approximately $224.1 million for the nine months ended September 30, 2009, and were related primarily to cash payments on construction and retention payables related to Encore.

Financing Activities

During the nine months ended September 30, 2009, Wynn Resorts made capital contributions to us in the amount of $328.5 million. The proceeds from these contributions were used to fund construction costs of Encore paid during the period and to fund the paydown on the Wynn Las Vegas Revolver for the amendment as described in Note 6.

As of September 30, 2009, our Credit Facilities consisted of a $761.8 million revolving credit facility (the “Revolver”) and a $225 million term loan facility (the “Term Loan”). As of September 30, 2009 we had an outstanding balance of $741.7 million. We also had $20.1 million of outstanding letters of credit that reduce our availability under the Revolver. Consequently, no amounts are available under the Revolver for future borrowings as of September 30, 2009.

In April 2009, we entered into a fourth amendment to our Amended and Restated Credit Agreement (the “Credit Agreement”). This amendment, among other things, (i) provides a waiver of the Consolidated Leverage Ratio, as defined in the Credit Agreement, until the quarter ending June 30, 2011, and increases such thresholds thereafter; (ii) provides additional flexibility with our Consolidated Interest Coverage Ratio, as defined in the Credit Agreement, by reducing such ratio from 1.75 : 1 to 1.25 to : 1 beginning June 30, 2009 and through March 31, 2011; (iii) extends the maturity on $609.8 million of Revolver commitments from August 15, 2011 to July 15, 2013 (after giving effect to the permanent reduction described below); and (iv) removes the dollar limit on the equity cure provisions for the purpose of the Consolidated Leverage Ratio and the Consolidated Interest Coverage Ratio over the life of the loan. In exchange for the amendments, we have (i) repaid 30% of the outstanding Revolver loans of lenders consenting to the extension of their commitment (approximately $238 million) and permanently reduced such lender commitments by 25%; and (ii) agreed to an increase in the overall interest rate spread on the Credit Facilities from LIBOR plus 1.7% to LIBOR plus 2.6%.

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

In August 2009, pursuant to the terms of the Credit Agreement, we expanded the availability of the Wynn Las Vegas Revolver by $65 million. All of the additional availability was borrowed as of September 30, 2009.

In September 2009, we entered into a fifth amendment to the Wynn Las Vegas Credit Agreement. This amendment, among other things, (i) permits Wynn Las Vegas to issue, on or before March 31, 2010, up to $500 million of new senior secured notes and (ii) requires that 75% of the net cash proceeds of any issuance of new senior secured notes be applied to prepay loans and reduce commitments under the Credit Agreement.

In October 2009, pursuant to an offer to purchase loans outstanding under the Credit Agreement, we purchased loans with a face value of $87.6 million for $84.4 million, reflecting a discounted price of 96.37%. As a result of this transaction, the Wynn Las Vegas Revolver has been permanently reduced by $43.8 million and the Wynn Las Vegas Term Loan has been permanently reduced by $44.8 million. In connection with this transaction, we will recognize a gain of $2.1 million on early retirement of debt in the fourth quarter of 2009. The source of funds for this transaction was a capital contribution from Wynn Resorts.

Also, in October 2009, Wynn Las Vegas, LLC and Wynn Las Vegas Capital Corp. (the “Issuers”), each a direct or indirect wholly owned subsidiary of Wynn Resorts, Limited, issued, in a private offering, $500 million aggregate principal amount of 7 7 /8% First Mortgage Notes due November 1, 2017 at a price of 97.823% of the principal amount. The notes rank pari passu with the borrowing under the Wynn Las Vegas credit facilities and the outstanding 6 5/8% First Mortgage Notes previously issued by the Issuers. The notes are senior secured obligations of the Issuers, are guaranteed by Wynn Las Vegas, LLC’s subsidiaries (subject to some exceptions), and are secured on an equal and ratable basis by a first priority lien on substantially all the existing and future assets of the Issuers and guarantors. In accordance with the fifth amendment to the Wynn Las Vegas Credit Agreement (see Note 8), we used the proceeds of this offering to repay amounts outstanding under the Wynn Las Vegas Revolver and Term Loan facilities. Subsequent to this transaction and the offer to purchase loans discussed above, the outstanding balance under the Wynn Las Vegas Term Loan is $80.4 million and the outstanding balance under the Wynn Las Vegas Revolver is $317.9 million, with remaining availability of $120 million. In connection with the permanent reduction of borrowings under the Wynn Las Vegas Credit Agreement, we will write off debt issue cost of approximately $5.8 million in the fourth quarter of 2009.

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

Contractual Obligations and Off-Balance Sheet Arrangements

Except for the paydown of the credit facilities discussed above, the reduction in construction payables related to Encore of approximately $180 million and the cancellation of the purchase of an aircraft, there have been no material changes during the nine months ended September 30, 2009 to our contractual obligations or off-balance sheet arrangements as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

Critical Accounting Policies and Estimates

A description of our critical accounting policies is included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2008. There have been no material changes to these policies for the nine months ended September 30, 2009.

Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued new accounting standards regarding fair value measurements. These standards define fair value, establish a framework for measuring fair value, and expand disclosures about fair value measurements under other accounting pronouncements that require or permit fair value measurements. These standards do not require any new fair value measurements. We partially adopted the new standards effective January 1, 2008 and adopted the remaining provisions on January 1, 2009. We currently do not have any non-financial assets or liabilities that are, or were recognized or disclosed at fair value on a recurring basis and accordingly the final adoption of this statement on January 1, 2009, did not have an impact the our condensed consolidated financial statements.

In December 2007, the FASB issued new accounting standards regarding business combinations. These new accounting standards establish principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and noncontrolling interest in the acquiree and the goodwill acquired. The revision is intended to simplify existing guidance and converge rulemaking under U.S. GAAP with international accounting rules. These new accounting standards apply prospectively to business combinations where the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of these new accounting standards on January 1, 2009, did not impact our condensed consolidated financial statements.

In December 2007, the FASB issued new accounting standards regarding noncontrolling interest in consolidated financial statements. These new accounting standards establish accounting and reporting standards for ownership interest in subsidiaries held by parties other than the parent and for the deconsolidation of a subsidiary. It also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. These new accounting standards change the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amount attributable to both the parent and the noncontrolling interests. These new accounting standards also establish reporting requirements that provide sufficient disclosure that clearly identify and distinguish between the interest of the parent and those of the noncontrolling owners. These new accounting standards are effective for fiscal years beginning on or after December 15, 2008. The adoption of these new accounting standards on January 1, 2009, did not impact our condensed consolidated financial statements.

In March 2008, the FASB issued new accounting standards regarding disclosures about derivative instruments and hedging activities. These new accounting standards are intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. These new accounting standards are effective for fiscal years beginning after November 15, 2008. The adoption of these new accounting standards on January 1, 2009, did not have a material impact on our condensed consolidated financial statements.

In June 2009, the FASB issued new accounting standards regarding the consolidation of variable interest entities. These new accounting standards address the effects of elimination of the qualifying special-purpose entity (“QSPE”) concept from previous standards. These new accounting standards also amend previous guidance in determining whether an enterprise has a controlling financial interest in a variable interest entity. This determination identifies the primary beneficiary of a variable interest entity as the enterprise that has both the power to direct the activities of a variable interest entity that most significantly impacts the entity’s economic performance and the ability to absorb losses or the right to receive benefits of the entity that could potentially be significant to the variable interest entity. These new accounting standards are effective January 1, 2010. We are currently evaluating the impact, if any, of adopting these new accounting standards on our condensed consolidated financial statements.

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

Interest Rate Swap

We entered into an interest rate swap agreement on August 14, 2009, with an effective date of November 27, 2009, to hedge a portion of the underlying interest rate risk on borrowings under the Wynn Las Vegas Credit Agreement. Under this new swap agreement, beginning November 27, 2009, we will pay a fixed interest rate of 2.485% on borrowings of $250 million incurred under the Wynn Las Vegas Credit Agreement in exchange for receipts on the same amount at a variable interest rate based on the applicable LIBOR at the time of payment. This interest rate swap fixes the interest rate on $250 million of borrowings under the Wynn Las Vegas Credit Agreement at approximately 5.485%. This interest rate swap agreement matures in November 2012.

Interest Rate Sensitivity

As of September 30, 2009, approximately 63% of our long-term debt was based on fixed rates. Based on our borrowings as of September 30, 2009, an assumed 1% change in variable rates would cause our annual interest cost to change by $10.1 million.

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

Part II—OTHER INFORMATION

Item IA. Risk Factors

A description of our risk factors can be found in Item IA of our Annual Report on Form 10-K for the year ended December 31, 2008. There were no material changes to those risk factors during the nine months ended September 30, 2009.

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

Item 6. Exhibits

(a) Exhibits

EXHIBIT INDEX

Exhibit No.	Description

3.1	Second Amended and Restated Articles of Organization of Wynn Las Vegas, LLC. (1)

3.2	Second Amended and Restated Operating Agreement of Wynn Las Vegas, LLC. (1)

10.1	Fourth Amendment to Amended and Restated Credit Agreement, dated as of April 17, 2009, among Wynn Las Vegas, LLC and each of the Lender parties thereto. (2)

10.2	Employment Agreement, dated as of May 5, 2009, by and between Wynn Las Vegas, LLC and Scott Peterson. (3)

10.3	Fifth Amendment to Amended and Restated Credit Agreement, dated as of September 10, 2009, among Wynn Las Vegas, LLC and each of the Lender parties thereto. (4)

*31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a – 14(a) and Rule 15d – 14(a).

*31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a – 14(a) and Rule 15d – 14(a).

*32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350.

*	Filed herewith.

(1)	Previously filed with the Registration Statement on Form S-4 filed by the Registrant on April 13, 2005 (File No. 333-124052) and incorporated herein by reference.

(2)	Previously filed with the Current Report on Form 8-K filed by the Registrant on April 21, 2009 and incorporated herein by reference.

(3)	Previously filed with the Current Report on Form 8-K filed by the Registrant on May 8, 2009 and incorporated herein by reference.

(4)	Previously filed with the Current Report on Form 8-K filed by the Registrant on September 14, 2009 and incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WYNN LAS VEGAS
Dated: November 9, 2009	By:	/s/ SCOTT PETERSON
Scott Peterson
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)