Form 10-K
period 2009-12-31
WYNN LAS VEGAS LLC
filed 2010-03-01
CIK 1180638

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

(Address of principal executive offices)(Zip Code)

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐         Accelerated filer ☐         Non-accelerated filer ☒         Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s voting interests held by non-affiliates on June 30, 2009 was $0. Wynn Resorts Holdings, LLC owns all of the membership interests of the registrant.

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

Wynn Las Vegas Capital Corp. (“Wynn Capital”) is a wholly owned subsidiary of Wynn Las Vegas, LLC, incorporated on June 3, 2002, solely for the purpose of obtaining financing for Wynn Las Vegas. Wynn Capital is authorized to issue 2,000 shares of common stock, par value $0.01. At December 31, 2009, the Company owned the one share that was issued and outstanding. Wynn Capital has neither any significant net assets nor any operating activity. Its sole function is to serve as the co-issuer of the mortgage notes described below.

We commenced operations with the opening of Wynn Las Vegas on April 28, 2005. We opened Encore on December 22, 2008. Prior to April 28, 2005, we were solely a development stage company.

Due to a number of factors, including disruptions in global economies, stagnant credit markets, and reduced consumer spending, 2009 was a difficult year for the U.S. casino resort business. Auto traffic into Las Vegas, airline capacity and air travel to McCarran International Airport has declined, resulting in lower casino volumes and a reduced demand for hotel rooms. The current adverse global economic conditions, as well as the addition of new supply in late 2009, will likely continue to cause us to experience lower than historical hotel occupancy rates, room rates, casino volumes and profitability.

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

Wynn Las Vegas

We believe that Wynn Las Vegas offers exceptional accommodations, amenities and service with 2,716 rooms and suites, including 36 fairway villas and 6 private-entry villas for our premium guests. The Tower Suites at Wynn Las Vegas has received both the Forbes five-star and AAA five-diamond distinctions for 2010. The Spa at Wynn Las Vegas earned five-star recognition from Forbes for the second year in a row. The Spa at Wynn Las Vegas and the Spa at Encore are the only spas in Las Vegas to be recognized with the Forbes five-star award.

The approximately 110,000 square foot casino features approximately 130 table games, a baccarat salon, private VIP gaming rooms, a poker room, approximately 1,920 slot machines, and a race and sports book. The resort’s 22 food and beverage outlets feature six fine dining restaurants, including restaurants helmed by award winning chefs. Wynn Las Vegas also offers two nightclubs, a spa and salon, a Ferrari and Maserati automobile dealership, wedding chapels, an 18-hole golf course, approximately 223,000 square feet of meeting space and an approximately 74,000 square foot retail promenade featuring boutiques from Alexander McQueen, Brioni,

Cartier, Chanel, Dior, Graff, Louis Vuitton, Manolo Blahnik, Oscar de la Renta and Vertu. Wynn Las Vegas also has a showroom which features “Le Rêve”, a water-based theatrical production. We believe that the unique experience of Wynn Las Vegas drives the significant visitation experienced since opening.

Encore

Encore is located immediately adjacent to and is connected with Wynn Las Vegas and features a 2,034 all-suite hotel as well as an approximately 76,000 square foot casino with approximately 90 table games, a baccarat salon, private VIP gaming rooms, approximately 790 slot machines and a sports book. In its first full year of operations, the Encore Tower Suites has received both the Forbes five-star and AAA five-diamond awards. The Spa at Encore also earned five-star recognition from Forbes. The resort’s 12 food and beverage outlets include five restaurants, many of which feature award winning chefs. Encore also offers a night club, a spa and salon, approximately 60,000 square feet of meeting space and approximately 27,000 square feet of upscale retail outlets featuring boutiques from Hermes, Chanel and others. The Encore Theater featured several headliner entertainment acts during 2009, including the return of Garth Brooks. Our agreement with Garth Brooks provides for the performance of 300 shows in the Encore Theater before 2014, but is cancelable by either party under certain conditions.

Construction is currently underway to replace Encore’s porte-cochere on Las Vegas Boulevard with the Encore Beach Club that will feature pools, food and beverage, and nightlife offerings. The total project budget for the Encore Beach Club is approximately $68 million. The Beach Club is expected to open on schedule in the second quarter of 2010.

Construction and Other Development

In the ordinary course of our business, in response to market developments and customer preferences, we have made and continue to make certain enhancements and refinements to Wynn Las Vegas and Encore. We have incurred and will continue to incur these capital expenditures at Wynn Las Vegas and Encore.

Approximately 142 acres of land adjacent to both Wynn Las Vegas and Encore is currently improved with a golf course. While we may develop this property in the future, we have no immediate plans to do so.

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

Our properties were designed and built to provide a premium experience. Wynn Las Vegas and Encore are positioned as full-service luxury resorts and casinos in the leisure, convention and tour and travel industries. We market these resorts directly to gaming customers using database marketing techniques, as well as traditional incentives, including reduced room rates and complimentary meals and suites. Our rewards system offers discounted and complimentary meals, lodging and entertainment for our guests. We also create general market awareness for our properties through various media channels, including television, radio, newspapers, magazines, the internet, direct mail and billboards.

Mr. Wynn and his team bring significant experience in designing, developing and operating casino resorts. The senior executive team has an average of approximately 25 years of experience in the hotel and gaming industries. We also have an approximately 70-person design, development and construction affiliate, the senior management of which has significant experience in all major construction disciplines.

Market and Competition

Las Vegas

Las Vegas is the largest gaming market in the United States. The casino/hotel industry in Las Vegas is highly competitive and, prior to the recent economic conditions and interruption in projects under development, had undergone a period of exceptional growth, particularly with the addition of projects targeting the premium customer. Wynn Las Vegas and Encore are located on the Las Vegas Strip and compete with other high-quality resorts and hotel casinos on the Strip, those in downtown Las Vegas, as well as a large number of hotels in and near Las Vegas. Many competing properties, such as the Bellagio, Caesars Palace, Luxor Hotel and Casino, Mandalay Bay Resort & Casino, The Mirage, New York-New York Hotel and Casino, Paris Las Vegas, Treasure Island, The Venetian, The Palazzo, the recently opened City Center and others, draw a significant number of visitors and directly compete with our operations. We seek to differentiate Wynn Las Vegas and Encore from other major Las Vegas resorts by concentrating on our fundamental elements of design, atmosphere, personal service and luxury.

Wynn Las Vegas and Encore will face additional competition from new multi-billion dollar resorts including, without limitation, City Center which, when fully opened, will add approximately 6,000 rooms. Cosmopolitan, a $3.9 billion condo/hotel/casino resort located on the Las Vegas Strip, and the remaining phases of City Center are expected to open in 2010.

Wynn Las Vegas and Encore also compete, to some extent, with other hotel/casino facilities in Nevada and Atlantic City, riverboat gaming facilities in other states, casino facilities on Native American lands and elsewhere in the world, as well as state lotteries and other forms of gaming. In addition, the legalization of casino gaming in or near metropolitan areas from which we attract customers could have a negative effect on our business. New or renovated casinos in Asia, including our properties in Macau, could draw Asian gaming customers away from Las Vegas.

During 2009, the economic environment in the gaming and hotel markets in Las Vegas continued to experience declines including among other things, a 3.0% decrease in visitation to 36.4 million visitors, a 9.4% decrease in Las Vegas Strip gaming revenue and a 22% decrease in average daily room rates, all as compared to the year ended December 2008. We, along with our competitors, have responded to the deterioration in consumer spending by aggressively marketing and pricing our Las Vegas offerings.

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

The Nevada Gaming Control Act requires any person who acquires more than 5% of the voting securities of a registered company to report the acquisition to the Nevada Gaming Commission. The Nevada Gaming Control Act requires beneficial owners of more than 10% of a registered company’s voting securities to apply to the Nevada Gaming Commission for a finding of suitability within 30 days after the Chairman of the Nevada State Gaming Control Board mails the written notice requiring such filing. However, an “institutional investor,” as defined in the Nevada Gaming Control Act, which beneficially owns more than 10% but not more than 11% of a registered company’s voting securities as a result of a stock repurchase by the registered company may not be required to file such an application. Further, an institutional investor which acquires more than 10%, but not more than 25%, of a registered company’s voting securities may apply to the Nevada Gaming Commission for a waiver of a finding of suitability if the institutional investor holds the voting securities for investment purposes only. An institutional investor that has obtained a waiver may hold more than 25% but not more than 29% of a registered company’s voting securities and maintain its waiver where the additional ownership results from a stock repurchase by the registered company. An institutional investor will not be deemed to hold voting securities for investment purposes unless the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of the board of directors of the registered company, a change in the corporate charter, bylaws, management, policies or operations of the registered company, or any of its gaming affiliates, or any other action which the Nevada Gaming Commission finds to be inconsistent with holding the registered company’s voting securities for investment purposes only. Activities which are not deemed to be inconsistent with holding voting securities for investment purposes only include:

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

Approval of Public Offerings. We may not make a public offering without the prior approval of the Nevada Gaming Commission if the proceeds from the offering are intended to be used to construct, acquire or finance gaming facilities in Nevada, or to retire or extend obligations incurred for those purposes or for similar transactions. On March 19, 2009, the Nevada Gaming Commission granted us prior approval, subject to certain conditions, to make public offerings for a period of two years (the “Shelf Approval”). The Shelf Approval also applies to any affiliated company wholly owned by us which is a publicly traded corporation or would thereby become a publicly traded corporation pursuant to a public offering. The Shelf Approval may be rescinded for good cause without prior notice upon the issuance of an interlocutory stop order by the Chairman of the Nevada State Gaming Control Board. The Shelf Approval does not constitute a finding, recommendation or approval by any of the Nevada Gaming Authorities as to the accuracy or adequacy of the offering memorandum or the investment merits of the securities. Any representation to the contrary is unlawful

Approval of Changes in Control. A registered company must obtain the prior approval of the Nevada Gaming Commission with respect to a change in control through merger; consolidation; stock or asset acquisitions; management or consulting agreements; or any act or conduct by a person by which the person obtains control of the registered company.

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

Employees

As of December 31, 2009, we had a total of approximately 12,200 employees.

During 2006, we entered into a collective bargaining agreement with the Culinary and Bartenders Union local covering approximately 5,800 of our employees. In May 2007, the dealers at Wynn Las Vegas elected the Transportation Workers Union to represent them. Contract negotiations have concluded with the only remaining item being the duration of the contract. The negotiated agreement is subject to ratification by the bargaining unit and the Transportation Workers Union has advised the Company that they have recommended ratification to the affected employees. Certain other unions may seek to organize the workers at Wynn Las Vegas and Encore. Unionization, pressure to unionize, or other forms of collective bargaining could increase our labor costs.

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

We recognize that our intellectual property assets, especially the logo version of “WYNN,” are among our most valuable assets. As a result, and in connection with expansion of our resort and gaming activities outside the United States, we have undertaken a program to register our trademarks and other intellectual property rights in all relevant jurisdictions. We have retained counsel and intend to take all steps necessary to not only acquire, but protect our intellectual property rights against unauthorized use throughout the world.

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

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Certain information included in this Annual Report on Form 10-K contains statements that are forward-looking, including, but not limited to, statements relating to our business strategy and development activities as well as other capital spending, financing sources, the effects of regulation (including gaming and tax regulations), expectations concerning future operations, profitability and competition. Any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, in some cases you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “would,” “could,” “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “continue” or the negative of these terms or other comparable terminology. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by us. These risks and uncertainties include, but are not limited to, those set forth in Item 1A (Risk Factors) as well as the following:

•	adverse tourism and consumer spending trends given the current domestic and international economic conditions;

•	volatility and weakness in world-wide credit and financial markets;

•	general global macroeconomic conditions;

•	further decreases in levels of travel, leisure and consumer spending;

•	fluctuations in occupancy rates and average daily room rates;

•	conditions precedent to funding under the agreements governing the disbursement of the proceeds of borrowings under our credit facilities;

•	continued compliance with all provisions in our credit agreements;

•	competition in the casino/hotel and resort industries and actions taken by our competitors in reaction to adverse economic conditions;

•	new development and construction activities of competitors;

•	our dependence on Stephen A. Wynn and existing management;

•	our dependence on Wynn Las Vegas and Encore for all of our cash flow;

•	leverage and debt service (including sensitivity to fluctuations in interest rates);

•	changes in federal or state tax laws or the administration of such laws;

•	changes in state law regarding water rights;

•	changes in gaming laws or regulations (including the legalization of gaming in certain jurisdictions);

•	approvals under applicable jurisdictional laws and regulations (including gaming laws and regulations);

•	the impact that an outbreak of an infectious disease or the impact of a natural disaster may have on the travel and leisure industry;

•	the consequences of the wars in Iraq and Afghanistan, and other military conflicts in the Middle East and any future security alerts and/or terrorist attacks; and

•	pending or future legal proceedings.

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

We have a substantial amount of consolidated debt in relation to our equity. As of December 31, 2009, we had total outstanding debt of approximately $2.6 billion. In addition, our credit agreement and indenture permit us to incur additional indebtedness in the future. Our substantial indebtedness could have important consequences. For example:

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

•

we are required to use a substantial portion of our cash flow from the operations of Wynn Las Vegas and Encore to service and amortize our Wynn Las Vegas indebtedness, which will reduce the amount of available cash, if any, to fund working capital, other capital expenditures and other general corporate purposes, and may give us greater exposure to the current adverse economic and industry condition;

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

•	we may have a limited ability to respond to changing business and economic conditions and to withstand competitive pressures, which may affect our financial condition;

•	we may not be able to obtain additional financing if needed, to satisfy working capital requirements, or pay for other capital expenditures, debt service or other obligations;

•

while we do hedge a certain amount of our debt under our credit facilities, rates with respect to a portion of interest we pay will fluctuate with market rates and, accordingly, our interest expense will increase if market interest rates increase; and

•

if we fail to pay our debts generally as they become due, unsecured creditors that we fail to pay may initiate involuntary bankruptcy proceedings against us, subject to the requirements of the United States Bankruptcy Code, and such bankruptcy proceedings will delay or impair the repayment of our credit facilities and first mortgage notes.

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

Discretionary consumer spending has been adversely affected by the current economic crisis. Worldwide, consumers are traveling less and spending less when they do travel. Likewise, corporate spending on conventions and business development is being significantly curtailed as businesses cut their budgets. Since our business model relies on significant expenditures on luxury and discretionary items, continuation or deepening of the crisis will further adversely affect our operations.

The current conditions in the world’s financial and credit markets adversely affects prospects of debt refinancing, availability of credit to us and to our customers and the profitability of our business.

There was continued instability in financial and credit markets worldwide in 2009. There can be no assurance that the decline is over and there can be no assurance that government response to these conditions will successfully address the fundamental weakness, restore consumer confidence or lead to improvement or increase liquidity in the markets. Customer demand for luxury amenities and leisure activities that we offer may be depressed or continue to decline.

There may be excess room supply particularly in the luxury segment.

There have been and will continue to be large additions to the room supply in Las Vegas. Even after the global economy begins to recover, there may be excess supply particularly in the luxury segment.

We are entirely dependent on Wynn Las Vegas and Encore for all of our cash flow, which subjects us to greater risks than a gaming company with more operating properties.

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

•	a decline in the number of visitors to Las Vegas;

•	a decrease in gaming and non-gaming activities at Wynn Las Vegas and Encore; and

•	the outbreak of an infectious disease such as H1N1 or the avian flu.

Any of the factors outlined above could negatively affect our ability to generate sufficient cash flow to make payments or maintain our covenants with respect to our debt.

Our casino, hotel, convention and other facilities face intense competition.

The casino/hotel industry is highly competitive and additional developments have recently opened or are currently underway. Resorts located on or near the Las Vegas Strip compete with other Las Vegas Strip hotels and with other hotel casinos in Las Vegas on the basis of overall atmosphere, range of amenities, level of service, price, location, entertainment, theme and size, among other factors. Wynn Las Vegas and Encore may also compete with one another.

Wynn Las Vegas and Encore also compete, to some extent, with other hotel/casino facilities in Nevada and Atlantic City, riverboat gaming facilities in other states, casino facilities on Native American lands and elsewhere in the world, as well as state lotteries and other forms of gaming. In addition, the legalization of casino gaming in or near metropolitan areas from which we attract customers could have a negative effect on our business. New or renovated casinos in Asia, including our property in Macau, could draw Asian gaming customers away from Las Vegas.

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

While gaming debts evidenced by a credit instrument, including what is commonly referred to as a “marker,” are enforceable under the current laws of Nevada, and judgments on gaming debts are enforceable in all states under the Full Faith and Credit Clause of the United States Constitution, other jurisdictions may determine that direct or indirect enforcement of gaming debts is against public policy. Although courts of some foreign nations will enforce gaming debts directly and the assets in the United States of foreign debtors may be used to satisfy a judgment, judgments on gaming debts from U.S. courts are not binding on the courts of many foreign nations. We cannot assure you that we will be able to collect the full amount of gaming debts owed to us, even in jurisdictions that enforce them. Recent dramatic changes in the economic conditions may make it more difficult to assess creditworthiness and more difficult to collect the full amount of any gaming debt owed to us. Our inability to collect gaming debts could have a significant negative impact on our operating results.

Our business is particularly sensitive to reductions in discretionary consumer spending as a result of downturns in the economy.

Consumer demand for hotel/casino resorts, trade shows and conventions and for the type of luxury amenities that we offer is particularly sensitive to downturns in the economy which adversely impact discretionary spending on leisure activities. Changes in discretionary consumer spending or consumer preferences brought about by the factors such as perceived or actual general economic conditions, the current housing crisis, the current credit crisis, bank failures and the potential for additional bank failures, perceived or actual changes disposable consumer income and wealth, the current global economic recession and changes in consumer confidence in the economy, or fears of war and future acts of terrorism could reduce customer demand for the luxury amenities and leisure activities we offer, and may have a significant negative impact on our operating results.

The current recession and economic crisis have resulted in a significant decline in the amount of tourism and spending in Las Vegas. In 2009, the occupancy rates across Las Vegas have declined by approximately 4.5%, average daily room rates have declined by approximately 22% and Las Vegas Strip gaming revenue has declined approximately 9.4%, compared to 2008. We also experienced increased levels of attrition and cancellation in the group business segment during 2009. If these trends continue, our financial condition, results of operations and cash flows will be adversely affected.

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

Terrorism and the uncertainty of military conflicts, natural disasters and contagious diseases, as well as other factors affecting discretionary consumer spending, may harm our operating results.

The strength and profitability of our business depends on consumer demand for hotel casino resorts in general and for the type of luxury amenities our properties offer. Changes in consumer preferences or discretionary consumer spending could harm our business. The terrorist attacks of September 11, 2001, other terrorist activities in the United States and elsewhere, military conflicts in Iraq, Afghanistan and in the Middle East, outbreaks of infectious disease and pandemics, and natural disasters such as hurricanes, tsunamis and earthquakes, among other things, have had negative impacts on travel and leisure expenditures. We cannot predict the extent to which similar events and conditions may continue to affect us in the future. An extended period of reduced discretionary spending and/or disruptions or declines in airline travel and business conventions could significantly harm our operations. In particular, because our business relies heavily upon high-end customers, particularly international customers, factors resulting in a decreased propensity to travel internationally could have a negative impact on our operations.

In addition, other factors affecting travel and discretionary consumer spending, including general economic conditions, disposable consumer income, fears of recession and reduced consumer confidence in the economy, may negatively impact our business. Negative changes in any factors affecting discretionary spending could reduce customer demand for the products and services we offer, thus imposing practical limits on pricing and harming our operations.

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

We recognize that our intellectual property assets, especially the logo version of “Wynn,” are among our most valuable assets. As a result, and in connection with expansion of our resort and gaming activities outside the United States, we have undertaken a program to register our trademarks and other intellectual property rights in all relevant jurisdictions, some of which may pose a risk of unauthorized use or counterfeiting. We have retained counsel and will take all steps necessary to not only acquire, but protect our intellectual property rights against such unauthorized use throughout the world.

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

Our ultimate parent company is Wynn Resorts. Mr. Wynn, Elaine P. Wynn, and Aruze USA, Inc., a company controlled by one of our directors, together own approximately 37.9% of Wynn Resorts’ outstanding common stock. As a result, Mr. Wynn, Elaine P. Wynn, and Aruze USA, Inc., to the extent they vote their shares in a similar manner, may be able to control all matters requiring our stockholders’ approval, including the approval of significant corporate transactions.

In November 2006, Mr. Wynn, and Aruze USA, Inc., entered into a stockholders’ agreement. On January 6, 2010, the agreement was amended and restated to, among other things, recognize Mr. Wynn’s transfer of 11,076,709 shares to Elaine P. Wynn. Pursuant to the amended and restated stockholders agreement, Elaine P. Wynn became party to the agreement in connection with her ownership of 11,076,709 shares of the Company’s common stock. Under the amended and restated stockholders’ agreement, Mr. Wynn, Elaine P. Wynn, and Aruze USA, Inc., have agreed to vote their shares of our common stock for a slate of directors supported by Mr. Wynn, a majority of which will be designated by Mr. Wynn, of which at least two will be independent directors, and the remaining members of which will be designated by Aruze USA, Inc. As a result of this voting arrangement, Mr. Wynn, as a practical matter, controls the slate of directors to be elected to our board of directors. In addition, with stated exceptions, the agreement requires the written consent of Mr. Wynn, Elaine P. Wynn, and Aruze USA, Inc. prior to any party selling any shares of Wynn Resorts that it owns.

In November 2006, the Board of Wynn Resorts approved an amendment of its bylaws that exempts future acquisitions of shares of Wynn Resorts’ common stock by either Mr. Wynn or Aruze USA, Inc. from Nevada’s acquisition of controlling interest statutes. The Nevada acquisition of controlling interest statutes require stockholder approval in order to exercise voting rights in connection with any acquisition of a controlling interest in certain Nevada corporations unless the articles of incorporation or bylaws of the corporation in effect on the 10th day following the acquisition of a controlling interest by certain acquiring persons provide that these statutes do not apply to the corporation or to the acquisition specifically by types of existing or future stockholders. These statutes define a “controlling interest” as (i) one-fifth or more but less than one-third, (ii) one-third or more but less than a majority, or (iii) a majority or more, of the voting power in the election of directors. As a result of the bylaw amendment, either Mr. Wynn or Aruze USA, Inc. or their respective affiliates may acquire ownership of outstanding voting shares of Wynn Resorts permitting them to exercise more than one-third but less than a majority, or a majority or more, of all of the voting power of the corporation in the election of directors, without requiring a resolution of the stockholders of the corporation granting voting rights in the control shares acquired.

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

Las Vegas Water Rights

We own approximately 834 acre-feet of permitted and certificated water rights, which we currently use to irrigate the golf course. We also own approximately 151.5 acre-feet of permitted and certificated water rights for commercial use. There are significant cost savings and conservation benefits associated with using water supplied pursuant to our water rights. We anticipate using our water rights to support future development of the golf course land.

Item 3. Legal Proceedings

We are occasionally party to lawsuits. As with all litigation, no assurance can be provided as to the outcome of such matters and we note that litigation inherently involves significant costs. We are not currently party to any material legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of our security holder during the fourth quarter of 2009.

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

Restrictions imposed by our debt instruments significantly restrict us from making dividends or distributions. Specifically, we are restricted under the indentures governing the first mortgage notes from making certain “restricted payments” as defined in the indentures. These restricted payments include the payment of distributions to any direct or indirect holders of our membership interests. These restricted payments cannot be made unless certain financial and non-financial criteria have been satisfied. In addition, the terms of our other loan agreements contain similar restrictions.

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

	Years Ended December 31,
	2009	2008	2007	2006	2005
	(in thousands)
Consolidated Statement of Operations Data:
Net revenues [1]	$1,230,120	$1,099,891	$1,295,851	$1,139,348	$722,292
Pre-opening costs	346	72,373	6,457	2,020	67,454
Operating income (loss)	(144,279)	(58,616)	199,825	115,047	12,446
Net income (loss)	(309,870)	(129,794)	124,219	9,808	(45,274)

	As of December 31,
	2009	2008	2007	2006	2005
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$66,354	$123,315	$146,521	$93,820	$87,777
Restricted cash and investments [2]	—	—	31,052	197,517	394,757
Construction in progress	23,973	4,579	865,130	214,574	30,996
Total assets	4,254,324	4,584,271	3,647,256	3,119,888	3,195,828
Total long-term obligations [3]	2,638,083	2,897,328	2,034,603	1,678,597	1,749,267
Members equity	1,385,553	1,257,563	1,375,020	1,242,770	1,224,829

[1]	Wynn Las Vegas opened on April 28, 2005 and Encore opened on December 22, 2008.
[2]	Restricted cash and investments primarily reflect the proceeds of our debt and equity financings that were restricted for the construction of Encore and prior to December 31, 2005, for Wynn Las Vegas.
[3]	Includes long-term debt, long-term amounts due to affiliates, and the interest rate swap.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K.

Overview

We are a developer, owner and operator of destination casino resorts. We currently own and operate Wynn Las Vegas, a destination casino resort in Las Vegas, Nevada, which opened on April 28, 2005, and Encore at Wynn Las Vegas (“Encore”), a destination casino resort located adjacent to and connected to Wynn Las Vegas, which opened on December 22, 2008. Until the opening of Wynn Las Vegas in 2005, we were solely a development stage company.

Our Resorts

The following table sets forth information about our operating properties as of February 2010:

	Hotel Rooms & Suites	Approximate Casino Square Footage	Approximate Number of Table Games	Approximate Number of Slots
Wynn Las Vegas	2,716	110,000	130	1,920
Encore	2,034	76,000	90	790

Wynn Las Vegas

Wynn Las Vegas is located at the intersection of the Las Vegas Strip and Sands Avenue, occupies approximately 217 acres of land fronting the Las Vegas Strip, approximately 18 additional acres across Sands Avenue, a portion of which is improved with an employee parking garage and approximately 5 acres adjacent to the golf course on which an office building is located.

We believe Wynn Las Vegas is the preeminent destination casino resort on the Strip in Las Vegas. Wynn Las Vegas features:

•	An approximately 110,000 square foot casino offering 24-hour gaming and a full range of games, including private baccarat salons, a poker room, and a sports book;

•	Luxury hotel accommodations in 2,716 spacious hotel rooms, suites and villas;

•	22 food and beverage outlets including the AAA five-diamond and Forbes five-star award-winning restaurant, Alex;

•	A Ferrari and Maserati automobile dealership;

•

Approximately 74,000 square feet of high-end, brand-name retail shopping, including stores and boutiques featuring Alexander McQueen, Brioni, Cartier, Chanel, Dior, Graff, Louis Vuitton, Manolo Blahnik, Oscar de la Renta, Vertu and others;

•	Recreation and leisure facilities, including an 18-hole golf course, five swimming pools, private cabanas and full service spa and salon; and

•	A showroom, two nightclubs and a lounge.

Encore

We opened Encore on December 22, 2008. This resort is located immediately adjacent to and connected with Wynn Las Vegas. Encore features:

•	An approximately 76,000 square foot casino offering 24-hour gaming and a full range of games, including private baccarat salons and a sports book;

•	Luxury hotel accommodation in 2,034 all-suite rooms;

•	Twelve food and beverage outlets;

•	Approximately 27,000 square feet of high-end brand name retail shopping, including stores and boutiques featuring Hermes, Chanel and others;

•	Recreation and leisure facilities including swimming pools, private cabanas and a full service spa and salon; and

•	A showroom, nightclub and lounges.

Construction and Future Development

In response to our evaluation of our properties and the reactions of our guests, we have and expect to continue to remodel and make enhancements and refinements at both Wynn Las Vegas and Encore.

Construction is currently underway to replace Encore’s porte-cochere on Las Vegas Boulevard with the Encore Beach Club that will feature pools, food and beverage, and nightlife offerings. The total project budget for the Encore Beach Club is approximately $68 million. The Beach Club is expected to open on schedule in the second quarter of 2010.

Approximately 142 acres of land immediately adjacent to both Wynn Las Vegas and Encore, is currently improved with a golf course. While we may develop this property in the future, we have no immediate plans to do so.

Current Economic and Operating Environment

Due to a number of factors affecting consumers, including a slowdown in global economies, contracting credit markets, reduced consumer and corporate spending, and new U.S. political leadership, the outlook for the gaming, travel, and entertainment industries both domestically and abroad remains highly uncertain. Auto traffic into Las Vegas, airline capacity and air travel to McCarran International airport have continued to declined year over year, resulting in lower casino volumes and a reduced demand for hotel rooms. This slow down was particularly significant in the fourth quarter of 2008 and continued throughout 2009. Based on our experience over this past year and current market conditions, we believe that Wynn Las Vegas and Encore have, and are likely to continue to experience lower than historical hotel occupancy rates, room rates, casino volumes and accordingly lower departmental profitability. In addition, significant new supply in Las Vegas will put additional pressure on occupancy and room rates during 2010.

As a result of the current economic and market conditions, we have increasingly focused on efficiency initiatives that we began implementing at Wynn Las Vegas in early 2009. These initiatives include reductions in pay for salaried employees in Las Vegas, reduced work weeks for full-time hourly employees, the substantial reduction of 2009 bonus accruals and a suspension of the employer match to the 401(k) contributions.

Results of Operations

Our results of operations for the periods presented are not comparable as the year ended December 31, 2009 includes a full year of operations for Encore, whereas in 2008, Encore was open for only 10 days. Encore did not significantly impact our results of operations for the year ended December 31, 2008. We also believe that our operating results at both properties for the years ended December 31, 2009 and 2008, were adversely impacted by the weakened global economy. Disruptions in the global financial and stock markets and reduced levels of consumer spending have and are likely to continue to adversely impact our financial results.

We offer gaming, hotel accommodations, dining, entertainment, retail shopping, convention services and other amenities at Wynn Las Vegas and Encore. We currently rely solely upon the operations of Wynn Las Vegas and Encore for our operating cash flow. Concentration of our cash flows to Wynn Las Vegas and Encore exposes us to certain risks that competitors, whose operations are more diversified, may be better able to control. In addition to the concentration of operations to Wynn Las Vegas and Encore, many of our customers are high-end gaming customers who wager on credit, thus exposing us to increased credit risk. High-end gaming also increases the potential for variability in our results.

We recorded a net loss for the year ended December 31, 2009 of $309.9 million, which represents a $180.1 million increase from the net loss of $129.8 million recorded during the year ended December 31, 2008. This decrease is primarily due to an increase in depreciation and amortization expense of $144.1 million associated with the assets placed in service for Encore and an increase in interest expense of $81.4 million as we no longer capitalized interest during 2009 with the opening of Encore in December 2008.

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

Financial results for the year ended December 31, 2009 compared to the year ended December 31, 2008.

As noted earlier, our financial results for the year ended December 31, 2009 are not comparable to the year ended December 31, 2008, as the year ended December 31, 2009 includes a full year of operations for Encore, whereas the prior year includes only 10 days of operations for Encore.

Revenues

Net revenues for the year ended December 31, 2009 are comprised of $505.8 million in casino revenues (41.1% of total net revenues) and $724.3 million of net non-casino revenues (58.9% of total net revenues). Net revenues for the year ended December 31, 2008 were comprised of $479.7 million in casino revenues (43.6% of total net revenues) and $620.2 million of net non-casino revenues (56.4% of total net revenues).

Casino revenues are comprised of the net win from our table games and slot machine operations. We expanded Wynn Las Vegas with the opening of Encore in December 2008, which added approximately 90 table games and approximately 800 slot machines to our casino operations. Even with these additions in capacity, we experienced only a modest increase in casino revenues of approximately $26.1 million to $505.8 million for the year ended December 31, 2009, compared to $479.7 million for the year ended December 31, 2008. During the year ended December 31, 2009, we experienced a 1.2% increase in drop and a slight increase in the average table games win percentage compared to the prior year. Our average table games win percentage (before discounts) of 20.2% for the year ended December 31, 2009, was below the expected range of 21% to 24%. For the year ended December 31, 2008, our average table games win percentage (before discounts) was 20.0%. Slot handle decreased 2.5% during the year ended December 31, 2009, as compared to 2008, and the slot win percentage was within the expected range of 4.5% to 5.5%.

For the year ended December 31, 2009, room revenues were approximately $321.2 million, which represents a $52.6 million (or 19.6%) increase over the $268.5 million generated in the year ended December 31, 2008. This increase is a result of the addition of 2,034 suites at Encore which opened in December 2008. We continued to experience a decrease in occupancy and room rates during the year ended December 31, 2009, compared to the year ended December 31, 2008. See the table below for key operating measures related to our room revenue.

	Year Ended December 31,
	2009	2008
Average Daily Rate	$217	$288
Occupancy	85.2%	91.8%
REVPAR	$185	$265

Other non-casino revenues for the year ended December 31, 2009 include: food and beverage revenues of approximately $385.8 million, retail revenues of approximately $85.8 million, entertainment revenues of approximately $57.1 million, and other revenues from outlets such as the spa and salon, of approximately $60.5 million. Other non-gaming revenues for the year ended December 31, 2008 included food and beverage revenues of approximately $305.7 million, retail revenues of approximately $86.1 million, entertainment revenues of approximately $66.2 million, and other revenues from outlets, including the spa and salon, of approximately $49.8 million. On a comparable basis, excluding the Encore expansion, which opened in December 2008, all of our revenues have declined when compared to the prior year due to the current economic environment in which we are operating. Food and beverage revenues increased during the year ended December 31, 2009 as a result of the additional 12 food and beverage outlets located in the Encore expansion. Although we added new retail outlets at Encore, retail revenues have declined due to reduced consumer spending as a result of the current economic environment. Entertainment revenues decreased over the prior year primarily due to the closure of the Spamalot production show in July 2008. This decrease was offset in part by revenue from headliner acts that performed during 2009, including Garth Brooks, who began performing in the Encore Theater in December 2009.

Departmental, Administrative and Other Expenses

During the year ended December 31, 2009, departmental expenses included casino expense of $277.6 million, rooms expense of $106.8 million, food and beverage expense of $238.3 million, and entertainment, retail and other expense of $133.8 million. Also included are general and administrative expenses of approximately $248.5 million and approximately $12.4 million charged as a provision for doubtful accounts receivable. During the year ended December 31, 2008, departmental expenses included casino expenses of $258 million, room expenses of $73.8 million, food and beverage expenses of $188.5 million, and entertainment, retail and other expenses of $132.9 million. Also included are general and administrative expenses of approximately $199.5 million and approximately $24.9 million charged as a provision for doubtful accounts receivable. Expenses for the year ended December 31, 2009, increased compared to December 31, 2008 as a result of the Encore expansion which opened in December 2008. Our provision for doubtful accounts receivable declined during the year ended December 31, 2009 compared to the prior year. In the prior year we increased our reserves in light of the economic uncertainty that existed at that time. Due to continued strong collection experience we have reduced the additional reserves we recorded in the third quarter of 2008.

Management fees

Since opening Wynn Las Vegas, management fees payable to Wynn Resorts for certain corporate management services have been charged and accrued at a rate equal to 1.5% of net revenues. These fees will be paid upon meeting certain leverage ratios and satisfying certain other criteria set forth in our bank credit facilities and the 6 5/8% and 7 7/8 First Mortgage Notes indentures. Management fees were $18.4 million for the year ended December 31, 2009, compared to $16.5 million for the year ended December 31, 2008.

Pre-opening costs

During the year ended December 31, 2009, we incurred $0.3 million pre-opening costs compared to $72.4 million for the year ended December 31, 2008. Pre-opening costs incurred during the year ended December 31, 2008 were related to Encore which opened in December 2008.

Depreciation and amortization

Depreciation and amortization for the year ended December 31, 2009, was $313.8 million compared to $169.6 million for the year ended December 31, 2008. This increase is primarily due to depreciation on the assets of Encore, which were placed into service in December 2008.

Property charges and other

Property charges and other for the year ended December 31, 2009, were $24.5 million compared to $22.4 million for the year ended December 31, 2008. In response to the evaluation of our properties and the reactions of our guests, we make enhancements and refinements to the properties. Costs relating to assets retired as a result of these enhancement and remodel efforts have been expensed as property charges. Property charges and other for the year ended December 31, 2009 include the following: (a) a $16.7 million charge for the abandonment of the front porte-cochere at Encore at Wynn Las Vegas to make way for an addition to that property; (b) a $5.3 million charge for the write-off of two aircraft deposits; and (c) $2.5 million related to miscellaneous remodels, abandonments and loss on sale of equipment.

Property charges and other for the year ended December 31, 2008, include $17.8 million of costs associated with Spamalot at Wynn Las Vegas which closed in July 2008. The costs included the production rights that were included in intangible assets, show production costs that were included in other assets and certain other property and equipment. The remaining property charges were related to miscellaneous renovations and abandonments at Wynn Las Vegas.

In response to our evaluation of Wynn Las Vegas and Encore and the reactions of our guests, we continue to make enhancements to the property. The costs relating to assets retired as a result of these enhancement and remodel efforts will be expensed as property charges.

Other non-operating costs and expenses

Interest income decreased by $4.8 million for the year ended December 31, 2009, compared to the year ended December 31, 2008. This decrease is due to the repayment of an $80 million note receivable from Wynn Resorts in July 2008, that resulted in $3.3 million of interest income in the prior year, as well as a decrease in the average interest rate earned on our invested cash balances and reduced average invested cash balances during the year ended December 31, 2009, compared to the prior year.

Interest expense was $157.2 million, net of capitalized interest of $0, for the year ended December 31, 2009, compared to $75.9 million, net of capitalized interest of $80.4 million during the year ended December 31, 2008.

Interest expense increased primarily due to an $80.4 million decrease in capitalized interest with the opening of Encore. Also increasing interest expense was approximately $8.4 million of interest related to the 7 7/8% $500 million First Mortgage Notes issued in October 2009. These increases were offset by lower interest rates on our variable rate debt and lower average balances outstanding during 2009 compared to the prior year.

Changes in the fair value of our interest rate swap are recorded as increase (or decrease) in swap fair value in each year. We recorded an expense of approximately $4.2 million for the year ended December 31, 2009, resulting from the decrease in the fair value of our interest rate swap from August 2009 (the date we entered into the agreement) to December 31, 2009. We recorded an expense of approximately $0.4 million for the year ended December 31, 2008 resulting from the decrease in the fair value of our interest rate swap that matured on December 31, 2008.

We recorded a loss on early extinguishment of debt of $3.8 million during the year ended December 31, 2009. Through an offer to purchase loans outstanding under our bank credit facilities, we purchased loans with a face-value of $87.6 million for $84.4 million, reflecting a discounted price of 96.37%. In connection with this transaction, we recognized a gain of approximately $2.1 million on early retirement of debt in the fourth quarter of 2009. Offsetting this gain was the write-off of deferred financing costs totaling $5.7 million in connection with the permanent reduction in the availability under our bank credit facilities as described below.

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

Departmental, Administrative and Other Expenses

During the year ended December 31, 2008, departmental expenses included casino expenses of $258 million, rooms expenses of $73.8 million, food and beverage expenses of $188.5 million, and entertainment, retail and other expenses of $132.9 million. General and administrative expenses of approximately $199.5 million and approximately $24.9 million charged as a provision for doubtful accounts receivable. During the year ended December 31, 2007, departmental expenses included casino expenses of $276.5 million, room expenses of $75.8 million, food and beverage expenses of $192.5 million, and entertainment, retail and other expenses of $145.5 million. Also included are general and administrative expenses of approximately $199.8 million and approximately $21.1 million charged as a provision for doubtful accounts receivable. Departmental expenses decreased commensurate with the decrease in revenues. General and administrative expenses increased with the opening of Encore, offset by a reduction in employee bonuses for the year ended December 31, 2008. Our provision for doubtful accounts receivable increased compared to prior year primarily due to an additional provision in light of global economic uncertainties.

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

Depreciation and amortization

Depreciation and amortization expense for the year ended December 31, 2008 was $169.6 million, an increase of $16.8 million compared to the $152.8 million incurred in the year ended December 31, 2007. This increase related primarily to shortened estimated lives, beginning in March 2008, of certain hotel room furniture, fixtures and equipment at Wynn Las Vegas based on a planned room renovation and the opening of Encore.

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

Interest expense was $75.9 million, net of capitalized interest of $80.4 million for the year ended December 31, 2008 compared to $86.1 million, net of capitalized interest of $33.6 million, for the year ended December 31, 2007. Interest expense increased approximately $24.1 million related to the additional $400 million first mortgage notes issued in November 2007 and approximately $12.5 million net related to borrowings under our bank credit facilities and other. This increase was offset by an approximate $46.8 million increase in capitalized interest due to the construction costs of Encore. In future periods, interest expense will increase significantly as we no longer capitalize such costs with the opening of Encore.

Changes in the fair value of our interest rate swap are recorded as an increase (decrease) in swap fair value. We recorded a decrease in swap fair value of approximately $0.4 million for the year ended December 31, 2008 and a decrease in swap fair value of approximately $4.4 million for the year ended December 31, 2007 resulting from a decrease in the fair value of our interest rate swap from December 31, 2007 to December 31, 2008 and a decrease in the fair value of our interest rate swap from December 31, 2006 to December 31, 2007, respectively.

Loss on extinguishment of debt for the year ended December 31, 2007 was $157,000. In March 2007, World Travel, LLC, a subsidiary of Wynn Las Vegas, LLC, refinanced a $44.75 million note payable. The new loan had an original principal balance of $42 million and is due April 1, 2017. In connection with this transaction, we incurred a net loss from extinguishment of debt of $157,000 related to the write-off of unamortized debt issue costs associated with the original loan during the year ended December 31, 2007.

Liquidity and Capital Resources

Cash Flow from Operations

Net cash provided by operations for the year ended December 31, 2009 was $80.4 million compared to $135.1 million provided by operations for the year ended December 31, 2008. Operating cash flows were negatively impacted by increased interest as we no longer capitalized such cost with the opening of Encore in 2008, a decrease in departmental profit due to current economic conditions and the opening of Encore, and decreased benefits from ordinary working capital changes, offset by decreases in pre-opening costs that were incurred during 2008 related to Encore.

Capital Resources

At December 31, 2009, we had approximately $66.4 million of cash and cash equivalents available for use without restriction, including for operations, debt service and retirement, new development activities, enhancements to Wynn Las Vegas and Encore and general corporate purposes. We require a certain amount of cash on hand for operations. As of December 31, 2009, we have $185 million of availability under our senior revolving credit facility. We anticipate such funds, together with any other cash needs during 2010 in excess of what we generate from operations or additional borrowings, will be provided with capital contributions from Wynn Resorts. Except for scheduled quarterly payments on one note payable, we have no debt maturities until September 2012.

Investing Activities

Capital expenditures were approximately $245 million for the year ended December 31, 2009, and were related primarily to cash payments on construction and retention payables for Encore. Capital expenditures were approximately $1.1 billion for the year ended December 31, 2008 and were almost entirely related to the construction of Encore.

Note Receivable from Wynn Resorts

On August 15, 2005, the Company loaned $80 million to Wynn Resorts. In July 2008, Wynn Resorts repaid the $80 million.

Financing Activities

During the year ended December 31, 2009, Wynn Resorts made capital contributions to us in the amount of $413 million. The proceeds from these contributions were used to fund construction costs of Encore paid during the year, to fund the paydown on the Wynn Las Vegas Revolver pursuant to the fourth amendment to our credit facilities, and to fund the offer to purchase loans outstanding under the Credit Agreement described below.

As of December 31, 2009, our Wynn Las Vegas Amended and Restated Credit Agreement (the “Credit Agreement”), consisted of a $457.9 million revolving credit facility (the “Wynn Las Vegas Revolver”) and an

$80.4 million term loan facility (the “Wynn Las Vegas Term Loan”) (together the “Wynn Las Vegas Credit Facilities”). As of December 31, 2009, we had borrowed $252.7 million under the Wynn Las Vegas Revolver. We also had $20.2 million of outstanding letters of credit that reduce our availability under the Wynn Las Vegas Revolver. Consequently, we have availability of $185 million under the Wynn Las Vegas Revolver as of December 31, 2009. As described below, during the year ended December 31, 2009, we (a) extended the maturity of the Wynn Las Vegas Revolver, (b) received relief from certain financial covenants, (c) increased the Wynn Las Vegas Revolver by $65 million, (d) repurchased $87.6 million of Wynn Las Vegas Revolver loans at a discount, and (e) used the net proceeds received from our $500 million first mortgage notes issuance to repay amounts outstanding, including a permanent reduction in the Wynn Las Vegas Credit Facilities of $360 million.

In April 2009, we entered into a fourth amendment to our Credit Agreement. This amendment, among other things, (i) provides a waiver of the Consolidated Leverage Ratio, as defined in the Credit Agreement, until the quarter ending June 30, 2011, and increases such thresholds thereafter; (ii) provides additional flexibility with our Consolidated Interest Coverage Ratio, as defined in the Credit Agreement, by reducing such ratio from 1.75 : 1 to 1.25 : 1 beginning June 30, 2009 through March 31, 2011; and (iii) removes the dollar limit on the equity cure provisions for the purpose of the Consolidated Leverage Ratio and the Consolidated Interest Coverage Ratio over the life of the loan. In exchange for the amendments, we (i) repaid 30% of the outstanding revolver loans of lenders consenting to the extension of their commitment (approximately $238 million) and permanently reduced such lender commitments by 25%; and (ii) agreed to an increase in the interest rate spread on the Wynn Las Vegas Revolver from LIBOR plus 1.625% to LIBOR plus 3.0%.

In August 2009, pursuant to the terms of the Credit Agreement, we expanded the availability of the Wynn Las Vegas Revolver by $65 million.

In September 2009, we entered into a fifth amendment to our Credit Agreement. This amendment, among other things, (i) permits Wynn Las Vegas to issue, on or before March 31, 2010, up to $500 million of new senior secured notes and (ii) requires that 75% of the net cash proceeds of any issuance of new senior secured notes be applied to prepay loans and reduce commitments under the Credit Agreement.

In October 2009, pursuant to an offer to purchase loans outstanding under the Credit Agreement, we purchased loans with a face value of $87.6 million for $84.4 million, reflecting a discounted price of 96.37%. As a result of this transaction, the Wynn Las Vegas Revolver was permanently reduced by $43.8 million and the Wynn Las Vegas Term Loan was permanently reduced by $44.8 million.

In October 2009, Wynn Las Vegas, LLC and Wynn Las Vegas Capital Corp. (the “Issuers”), our wholly owned subsidiaries, issued, in a private offering, $500 million aggregate principal amount of 7 7/8% First Mortgage Notes due November 1, 2017 at a price of 97.823% of the principal amount. The notes rank pari passu with the borrowing under the Wynn Las Vegas Credit Facilities and the outstanding 6 5/8% First Mortgage Notes previously issued by the Issuers. The notes are senior secured obligations of the Issuers, are guaranteed by Wynn Las Vegas, LLC’s subsidiaries (subject to some exceptions), and are secured on an equal and ratable basis by a first priority lien on substantially all the existing and future assets of the Issuers and guarantors. In accordance with the fifth amendment to the Wynn Las Vegas Credit Agreement described above, we used the proceeds of this offering to repay amounts outstanding under the Wynn Las Vegas Revolver and Wynn Las Vegas Term Loan.

The Wynn Las Vegas Term Loan will be payable in two installments of $40.2 million each on September 30, 2012 and August 15, 2013. The Wynn Las Vegas Revolver matures on July 15, 2013.

For borrowings under the Wynn Las Vegas Revolver we have historically elected Eurodollar loans, which bear interest at 1-month LIBOR and currently include a margin of 3.0% on the outstanding balance. We also incur a fee of 1.0% on the daily average of unborrowed amounts. For borrowings under the Wynn Las Vegas Term Loan we have historically elected Eurodollar loans, which bear interest at 1-month LIBOR and currently include a margin of 1.875% on the outstanding balance.

The Wynn Las Vegas Credit Facilities are an obligation of Wynn Las Vegas, LLC and are guaranteed by and secured by substantially all of the assets (except the corporate aircraft) of each of its subsidiaries (other than Wynn Completion Guarantor, LLC). The obligations of Wynn Las Vegas, LLC and the guarantors under the Wynn Las Vegas Credit Agreement rank pari passu in right of payment with their existing and future senior indebtedness, including indebtedness with respect to the 6 5/8% and 7 7/8% First Mortgage Notes and senior in right of payment to all of their existing and future subordinated indebtedness.

The Wynn Las Vegas Credit Agreement contains a requirement that we must make mandatory repayments of indebtedness from specified percentages of excess cash flow. If our Wynn Las Vegas subsidiary meets a Consolidated Leverage Ratio, as defined in the Credit Agreement, of greater than 3.5 to 1, such repayment is defined as 50% of Excess Cash Flow, as defined in the Credit Agreement. If the Consolidated Leverage Ratio is less than 3.5 : 1, then no repayment is required. Based on the current economic conditions in which we are operating, we do not believe that Wynn Las Vegas will have excess cash flow for mandatory repayment pursuant to this provision of the Credit Agreement during the fiscal year ending December 31, 2010, and therefore we do not expect to make any mandatory repayments pursuant to this requirement during 2010.

The Wynn Las Vegas Credit Agreement contains customary covenants restricting our activities including, but not limited to: the ability to sell assets, make capital expenditures, enter into capital leases, make loans or other investments and incur additional indebtedness. In addition, we were required by the financial covenants to maintain a Consolidated Interest Coverage Ratio, as defined, not less than 1.25 : 1 as of December 31, 2009. Management believes that we were in compliance with all covenants at December 31, 2009. We will be required to maintain a Consolidated Leverage Ratio, as defined, of 6.50 : 1 for the quarterly reporting date ending June 30, 2011, 6.25 : 1 for the quarterly reporting date ending September 30, 2011 and 6.00 : 1 for each quarterly reporting date thereafter to maturity. The Consolidated Interest Coverage Ratio remains at 1.25 : 1 for the quarterly reporting dates through March 31, 2011, and then increases to 1.75 : 1 for the quarterly reporting dates June 30, 2011 to maturity.

Off-Balance Sheet Arrangements

We have not entered into any transactions with special purpose entities nor do we engage in any derivatives except for previously discussed interest rate swaps. We do not have any retained or contingent interest in assets transferred to an unconsolidated entity. At December 31, 2009, we had outstanding letters of credit totaling $20.2 million.

Contractual Obligations and Commitments

The following table summarizes our scheduled contractual commitments at December 31, 2009 (amounts in millions):

	Payments Due By Period
	Less Than 1 Year	1 to 3 Years	4 to 5 Years	After 5 Years	Total
Long-term debt obligations	$1.1	$43.0	$1,995.7	$531.5	$2,571.3
Fixed interest payments	152.0	304.0	294.6	111.6	862.2
Estimated variable interest payments [1]	16.1	31.9	9.0	1.1	58.1
Operating leases	3.0	2.1	.3	2.9	8.3
Construction contracts and commitments	45.8	—	—	—	45.8
Employment agreements	21.1	17.8	1.6	—	40.5
Other [2]	27.7	31.6	31.6	—	90.9

Total commitments	$266.8	$430.4	$2,332.8	$647.1	$3,677.1

[1]	Amounts for all periods represent our estimated future interest payments on our debt facilities based upon amounts outstanding and LIBOR rates at December 31, 2009. Such rates are at historical lows as of December 31, 2009. Actual rates will vary.
[2]	Other includes open purchase orders and other contracts.

Other Liquidity Matters

We are restricted under the indentures governing the 6  5/8% and 7  7/8% First Mortgage Notes from making certain “restricted payments” as defined in the indentures. These restricted payments include the payment of dividends or distributions to any direct or indirect holders of equity interests of Wynn Las Vegas, LLC. The restricted payments may not be made until certain other financial and non-financial criteria have been satisfied. In addition, the Credit Facilities contain similar restrictions.

Wynn Las Vegas and Encore will fund their operations and capital requirements from operating cash flow, and to the extent required and available, from capital contributions from Wynn Resorts. We cannot be sure that Wynn Las Vegas and Encore will generate sufficient cash flow from operations or that future borrowings or contributions from Wynn Resorts that are available to us, if any, will be sufficient to enable us to service and repay Wynn Las Vegas, LLC’s indebtedness and to fund its other liquidity needs. We cannot be sure that we will be able to refinance any of our indebtedness on acceptable terms or at all.

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

We also evaluate our property and equipment and other long-lived assets for impairment in accordance with accounting standards for the impairment or disposal of long-lived assets. For assets to be disposed of, we recognize the asset at the lower of carrying value or fair market value less costs of disposal, as estimated based on comparable asset sales, solicited offers, or a discounted cash flow model. For assets to be held and used, we review for impairment whenever indicators of impairment exist. In reviewing for impairment we compare the estimated future cash flows of the asset, on an undiscounted basis, to the carrying value of the asset. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, then an impairment is recorded based on the fair value of the asset, typically measured using a discounted cash flow model. If an asset is still under development, future cash flows include remaining construction costs. All recognized impairment losses, whether for assets to be disposed of or assets to be held and used, are recorded as operating expenses.

Allowance for Estimated Doubtful Accounts Receivable

A substantial portion of our outstanding receivables relate to casino credit play. Credit play, through the issuance of markers, represents a significant portion of the table games volume at Wynn Las Vegas and Encore. We maintain strict controls over the issuance of markers and aggressively pursue collection from those customers who fail to pay their balances in a timely fashion. These collection efforts may include the mailing of statements and delinquency notices, personal contacts, the use of outside collection agencies, and litigation. Markers are generally legally enforceable instruments in the United States. Markers are not legally enforceable instruments in some foreign countries, but the United States assets of foreign customers may be used to satisfy judgments entered in the United States. At December 31, 2009 and 2008, approximately 68% and 69%, respectively, of our casino accounts receivable were owed by customers from foreign countries, primarily in Asia. The collectability of markers given by foreign customers is affected by a number of factors including changes in currency exchange rates and economic conditions in the customers’ home countries.

We regularly evaluate our reserve for bad debts based on a specific review of customer accounts as well as management’s prior experience with collection trends in the casino industry and current economic and business conditions. The following table presents key statistics related to our casino accounts receivables (amounts in thousands):

	December 31, 2009	December 31, 2008
Casino accounts receivable	$149,786	$142,515
Allowance for doubtful casino accounts receivable	$66,328	$64,530
Allowance as a percentage of casino accounts receivable	44.3%	45.3%
Percentage of casino accounts receivable outstanding over 180 days	37.9%	31.0%

Our reserve for doubtful casino accounts receivable is based on our estimates of amounts collectible and depends on the risk assessments and judgments by our employees regarding realizability, the state of the economy and our credit policy.

At December 31, 2009, a 100 basis-point change in the allowance for doubtful accounts as a percentage of casino accounts receivable would change the provision for doubtful accounts by approximately $1.5 million.

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

Derivative Financial Instruments

We seek to manage our market risk, including interest rate risk associated with variable rate borrowings, through balancing fixed-rate and variable-rate borrowings and the use of derivative financial instruments. We account for derivative financial instruments in accordance with applicable accounting standards. Derivative financial instruments are recognized as assets or liabilities, with changes in fair value affecting net income or comprehensive income, as applicable. As of December 31, 2009, changes in the swap fair values are being recorded in our Consolidated Statements of Operations, as the swaps do not qualify for hedge accounting.

We measure the fair value of our interest rate swaps on a recurring basis. Accounting standards establish a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. We categorize these swap contracts as Level 2. The fair value approximates the amount we would receive (pay) if these contracts were settled at the respective valuation dates. Fair value is estimated based upon current, and predictions of future, interest rate levels along a yield curve, the remaining duration of the instruments and other market conditions, and therefore is subject to significant estimation and a high degree of variability of fluctuation between periods. We adjust this amount by applying a non-performance valuation, considering our creditworthiness or the creditworthiness of our counterparties at each settlement date, as applicable.

Share-Based Compensation

Accounting standards for share-based payments establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services or incurs a liability in exchange for goods and services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. It requires an entity to measure the costs of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and recognize that cost over the service period. We use the Black-Scholes valuation model to value the equity instruments we issue. The Black-Scholes valuation model uses assumptions of expected volatility, risk-free interest rates, the expected term of options granted, and expected rates of dividends. Management determines these assumptions by reviewing current market rates, making industry comparisons and reviewing conditions relevant to our Company.

The expected volatility and expected term assumptions can significantly impact the fair value of stock options. We believe that the valuation techniques and the approach utilized to develop our assumptions are appropriate in calculating the fair value of the options we grant. We estimate the expected stock price volatility using a combination of implied and historical factors related to our stock price in accordance with applicable accounting standards. As our stock price fluctuates, this estimate will change. For example, a 10% change in the volatility assumption for 2009 would have resulted in an approximate $1.8 million change in fair value. Expected term represents the estimated average time between the option’s grant date and its exercise date. Because of our limited trading history as a public company we have elected to use the simplified method prescribed by applicable accounting standards, for companies with a limited trading history to estimate the expected term. Once we have sufficient trading history, we will estimate the expected term using historical experience for options that have been granted to employees within our stock option plan. A 10% change in the expected term assumption for 2009 would have resulted in an approximate $1.0 million change in fair value. These assumed changes in fair value would have been recognized over the vesting schedule of such awards.

Accounting standards also require the classification of stock compensation expense in the same financial statement line items as cash compensation, and therefore impacts our departmental expenses (and related operating margins), pre-opening costs and construction in progress for our development projects, and our general and administrative expenses (including corporate expenses).

Significant Judgmental Accruals

We estimate liabilities for certain self-insurance, customer loyalty program reward redemptions, contingencies, claims and litigation and other items, as appropriate. Management determines the adequacy of these estimates by reviewing the expected trends and from industry experience and adjusts the assumptions utilized as necessary

Recently Issued Accounting Standards

In June 2009, the Financial Accounting Standards Board (the “FASB”) issued new accounting standards regarding the consolidation of variable interest entities. These new accounting standards address the effects of elimination of the qualifying special-purpose entity concept from previous standards. These new accounting standards amend previous guidance in determining whether an enterprise has a controlling financial interest in a variable interest entity. This determination identifies the primary beneficiary of a variable interest entity as the enterprise that has both the power to direct the activities of a variable interest entity that most significantly impacts the entity’s economic performance and the ability to absorb losses or the right to receive benefits of the entity that could potentially be significant to the variable interest entity. These new accounting standards are effective January 1, 2010. We are currently evaluating the impact, if any, of adopting these new accounting standards on our consolidated financial statements.

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

The following table provides estimated future cash flow information derived from our best estimates of repayments at December 31, 2009 on our expected long-term indebtedness. However, we cannot predict the LIBOR rate that will be in effect in the future. As of December 31, 2009, such rates were at historic lows. Actual rates will vary. The one-month LIBOR rate at December 31, 2009 of 0.23% was used for all variable rate calculations in the table below.

	As of December 31,
	2010	2011	2012	2013	2014	Thereafter	Total
	(in millions)
Long-term debt:
Fixed rate	—	—	—	—	$1,700.0	$500.0	$2,200.0
Average interest rate	—	—	—	—	6.6%	7.9%	6.9%
Variable rate	$1.1	$1.4	$41.6	$294.3	$1.4	$31.5	$371.3
Average interest rate	1.5%	1.5%	2.1%	3.1%	1.5%	1.5%	2.8%

Interest Rate Swaps

As of December 31, 2009, we have one interest rate swap agreement to hedge a portion of the underlying interest rate risk on borrowings under the Wynn Las Vegas Credit Agreement. Under this swap agreement, we pay a fixed interest rate of 2.485% on borrowings of $250 million incurred under the Wynn Las Vegas Credit Agreement in exchange for receipts on the same amount at a variable interest rate based on the applicable LIBOR at the time of payment. This interest rate swap fixes the interest rate on $250 million of borrowings under the Wynn Las Vegas Credit Agreement at approximately 5.485%. This interest rate swap agreement matures in November 2012. Changes in the fair value of this interest rate swap have and will continue to be recorded as an increase/ (decrease) in swap fair value in our Consolidated Statements of Operations as the swap does not qualify for hedge accounting.

As of December 31, 2009, our interest rate swap had an approximate liability fair value of $4.2 million and is included in long-term liabilities in the accompanying Consolidated Balance Sheets. The fair value approximates the amount we would have paid if this contract had settled at the valuation date. Fair value is estimated based upon current, and predictions of future, interest rate levels along a yield curve, the remaining duration of the instruments and other market conditions, and therefore, is subject to significant estimation and a high degree of variability of fluctuation between periods.

Other Interest Rate Swap Information

The following table provides information about our interest rate swaps, by contractual maturity dates, as of December 31, 2009 and using estimated future LIBOR rates based upon implied forward rates in the yield curve.

	Years Ending December 31, Expected Maturity Date
	2010	2011	2012	2013	2014	Thereafter	Total
	(in millions)
Average notional amount	$—	$—	$250.0	$—	$—	$—	$250.0
Average pay rate	—	—	2.49%	—	—	—	2.49%
Average receive rate	—	—	1.91%	—	—	—	1.91%

We do not use derivative financial instruments, other financial instruments or derivative commodity instruments for trading or speculative purposes.

Interest Rate Sensitivity

As of December 31, 2009, approximately 95% of our long-term debt was based on fixed rates, including the notional amount related to our interest rate swap. Based on our borrowings as of December 31, 2009, an assumed 1% change in variable rates would cause our annual interest cost to change by $1.2 million.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Member of Wynn Las Vegas, LLC:

We have audited the accompanying consolidated balance sheets of Wynn Las Vegas, LLC and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, member’s equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the index at Item 15(a)2. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Las Vegas, Nevada

February 26, 2010

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONSOLIDATED BALANCE SHEETS

(amounts in thousands)

	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$66,354	$123,315
Receivables, net	110,860	98,282
Inventories	80,861	95,206
Prepaid expenses and other	25,187	21,648

Total current assets	283,262	338,451
Property and equipment, net	3,851,668	4,108,953
Intangible assets, net	14,875	16,881
Deferred financing costs, net	42,025	37,462
Deposits and other assets	58,733	77,969
Investment in unconsolidated affiliates	3,761	4,555

Total assets	$4,254,324	$4,584,271

LIABILITIES AND MEMBER’S EQUITY
Current liabilities:
Current portion of long-term debt	$1,050	$1,050
Accounts payable	28,226	46,701
Accrued interest	17,595	10,110
Accrued compensation and benefits	37,521	50,127
Other accrued expenses	23,309	24,610
Customer deposits	101,507	96,358
Due to affiliates, net	21,480	200,424

Total current liabilities	230,688	429,380
Long-term debt	2,551,520	2,833,423
Due to affiliates	82,339	63,905
Interest rate swap	4,224	—

Total liabilities	2,868,771	3,326,708

Commitments and contingencies (Note 12)
Member’s equity:
Contributed capital	1,912,146	1,474,286
Accumulated deficit	(526,593)	(216,723)

Total member’s equity	1,385,553	1,257,563

Total liabilities and member’s equity	$4,254,324	$4,584,271

The accompanying notes are an integral part of these consolidated financial statements.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands)

	December 31,
	2009	2008	2007
Operating revenues:
Casino	$505,779	$479,711	$642,327
Rooms	321,150	268,515	285,702
Food and beverage	385,774	305,702	311,032
Entertainment, retail and other	203,399	202,122	209,508

Gross revenues	1,416,102	1,256,050	1,448,569
Less: promotional allowances	(185,982)	(156,159)	(152,718)

Net revenues	1,230,120	1,099,891	1,295,851

Operating costs and expenses:
Casino	277,557	257,983	276,523
Rooms	106,835	73,782	75,808
Food and beverage	238,272	188,521	192,497
Entertainment, retail and other	133,801	132,870	145,460
General and administrative	248,489	199,540	199,825
Provision for doubtful accounts	12,438	24,887	21,139
Management fees	18,434	16,505	19,473
Pre-opening costs	346	72,373	6,457
Depreciation and amortization	313,759	169,640	152,839
Property charges and other	24,468	22,406	6,005

Total operating costs and expenses	1,374,399	1,158,507	1,096,026

Operating (loss) income	(144,279)	(58,616)	199,825

Other income (expense):
Interest income and other	67	4,827	14,217
Interest expense, net of capitalized interest	(157,228)	(75,855)	(86,090)
Decrease in swap fair value	(4,224)	(416)	(4,372)
Loss on extinguishment of debt	(3,779)	—	(157)
Equity in income (loss) from unconsolidated affiliates	(427)	266	796

Other income (expense), net	(165,591)	(71,178)	(75,606)

Net (loss) income	$(309,870)	$(129,794)	$124,219

The accompanying notes are an integral part of these consolidated financial statements.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONSOLIDATED STATEMENTS OF MEMBER’S EQUITY

(amounts in thousands)

Balance at January 1, 2007	$1,242,770

Net income	124,219
Parent company stock-based compensation	8,031

Balance at December 31, 2007	1,375,020

Net loss	(129,794)
Parent company stock-based compensation	9,502
Contributions from Wynn Resorts, Ltd	2,835

Balance at December 31, 2008	1,257,563

Net loss	(309,870)
Parent company stock-based compensation	8,370
Contributions from Wynn Resorts, Ltd	429,490

Balance at December 31, 2009	$1,385,553

The accompanying notes are an integral part of these consolidated financial statements.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	December 31,
	2009	2008	2007
Cash flows from operating activities:
Net (loss) income	$(309,870)	$(129,794)	$124,219
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	313,759	169,640	152,839
Stock-based compensation	8,370	9,502	8,031
Loss from extinguishment of debt	3,779	—	157
Amortization and writeoff of deferred financing costs and other	19,624	11,078	10,808
Equity in income from unconsolidated affiliates, net of distributions	794	522	431
Provision for doubtful accounts	12,438	24,887	21,139
Property charges and other	24,468	22,406	6,005
Decrease in swap fair value	4,224	416	4,372
Increase (decrease) in cash from changes in:
Receivables	(25,016)	20,342	(41,782)
Inventories and prepaid expenses and other assets	180	(38,706)	(7,022)
Accounts payable and accrued expenses	(14,227)	22,392	36,052
Due to affiliates, net	41,879	22,455	465

Net cash provided by operating activities	80,402	135,140	315,714

Cash flows from investing activities:
Capital expenditures, net of construction payables and retention	(245,040)	(1,129,525)	(678,480)
Restricted cash and investments	—	31,052	166,465
Note receivable from Wynn Resorts, Limited	—	80,000	—
Deposits and other assets	4,278	(35,061)	(26,249)
Due to affliates, net	(8,468)	18,546	(24,721)
Proceeds from sale of assets	42	2,537	964

Net cash used in investing activities	(249,188)	(1,032,451)	(562,021)

Cash flows from financing activities:
Principal payments on long-term debt	(929,909)	(1,400)	(282,911)
Proceeds from issuance of long-term debt	649,481	879,484	585,460
Capital contribution from the Parent	412,951	—	—
Payments of deferred financing costs	(20,698)	(3,979)	(3,541)

Net cash provided by financing activities	111,825	874,105	299,008

Cash and cash equivalents:
Increase (decrease) in cash and cash equivalents	(56,961)	(23,206)	52,701
Balance, beginning of year	123,315	146,521	93,820

Balance, end of year	$66,354	$123,315	$146,521

Supplemental cash flow disclosures:
Cash paid for interest, net of amounts capitalized	$138,787	$147,209	$110,298
Change in construction payables and retention	(183,842)	99,948	78,308
Capitalized stock-based compensation	524	573	774
Capital contribution from parent	16,539	2,835	—

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

Wynn Las Vegas Capital Corp. (“Wynn Capital”) is a wholly owned subsidiary of the Company incorporated on June 3, 2002, solely for the purpose of obtaining financing for Wynn Las Vegas. Wynn Capital is authorized to issue 2,000 shares of common stock, par value $0.01. At December 31, 2009, the Company owned the one share that was issued and outstanding. Wynn Capital has neither any significant net assets nor has had any operating activity. Its sole function is to serve as the co-issuer of the mortgage notes described below. Wynn Las Vegas, LLC and Wynn Capital together are hereinafter referred to as the “Issuers”.

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

Accounts Receivable and Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of casino accounts receivable. The Company issues credit in the form of “markers” to approved casino customers following investigations of creditworthiness. At December 31, 2009 and 2008, approximately 68% and 69%, respectively, of the Company’s markers were due from customers residing outside the United States, primarily in Asia. Business or economic conditions or other significant events in these countries could affect the collectibility of such receivables.

Accounts receivable, including casino and hotel receivables, are typically non-interest bearing and are initially recorded at cost. Accounts are written off when management deems them to be uncollectible. Recoveries

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Costs related to improvements are capitalized, while costs of repairs and maintenance are charged to expense as incurred. The cost and accumulated depreciation of property and equipment retired or otherwise disposed of are eliminated from the respective accounts and any resulting gain or loss is included in operations.

Capitalized Interest

The interest cost associated with major development and construction projects is capitalized and included in the cost of the project. Interest capitalization ceases once a project is substantially complete or no longer undergoing construction activities to prepare it for its intended use. When no debt is specifically identified as being incurred in connection with a construction project, the Company capitalizes interest on amounts expended on the project at the Company’s weighted average cost of borrowed money. Interest of $0, $80.4 million and $33.6 million was capitalized for the years ended December 31, 2009, 2008 and 2007, respectively.

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

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Deferred Financing Costs

Direct and incremental costs incurred in obtaining loans or in connection with the issuance of long-tem debt are capitalized and amortized to interest expense over the terms of the related debt agreements. Approximately $9.3 million, $8.5 million and $7.2 million, was amortized to interest expense during the years ended December 31, 2009, 2008 and 2007, respectively. Debt discounts incurred in connection with the issuance of debt has been capitalized and is being amortized to interest expense using the effective interest method.

Derivative Financial Instruments

The Company seeks to manage its market risk, including interest rate risk associated with variable rate borrowings, through balancing fixed-rate and variable-rate borrowings with the use of derivative financial instruments. The fair value of derivative financial instruments are recognized as assets or liabilities at each balance sheet date, with changes in fair value affecting net income (loss) or comprehensive income (loss) as applicable. The Company’s interest rate swaps do not qualify for hedge accounting. Accordingly, changes in the fair value of the interest rate swaps are presented as an increase (decrease) in fair value of swaps in the accompanying Consolidated Statements of Operations.

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

Revenues are recognized net of certain sales incentives which are required to be recorded as a reduction of revenues; consequently, the Company’s casino revenues are reduced by discounts and points earned in customer loyalty programs, such as the player’s club loyalty program.

The retail value of accommodations, food and beverage, and other services furnished to guests without charge is included in gross revenues and then deducted as promotional allowances. The estimated cost of providing such promotional allowances is primarily included in casino expenses as follows (amounts in thousands):

	Years Ended December 31,
	2009	2008	2007
Rooms	$41,591	$27,292	$24,816
Food and beverage	59,441	53,006	53,742
Entertainment, retail and other	12,014	10,027	9,701

Total	$113,046	$90,325	$88,259

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Gaming taxes

The Company is subject to taxes based on gross gaming revenue in the jurisdictions in which it operates, subject to applicable jurisdictional adjustments. These gaming taxes are an assessment on the Company’s gaming revenue and are recorded as an expense within the “Casino” line item in the accompanying Consolidated Statements of Operations. These taxes totaled approximately $36.5 million, $33.4 million and $45.6 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Advertising Costs

The Company expenses advertising costs the first time the advertising takes place. Advertising costs incurred in development periods are included in pre-opening costs. Once a project is completed, advertising costs are included in general and administrative expenses. Total advertising costs were $17.3 million, $27.1 million including $11.1 million of pre-opening related to Encore and $21.4 million, respectively, for the years ended December 31, 2009, 2008 and 2007.

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

Wynn Resorts’ Equity Instruments Issued to Employees

Accounting standards require an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and recognize that cost over the service period. The Company uses the Black-Scholes valuation model to determine the estimated fair value for each option grant issued. The Black-Scholes determined fair value net of estimated forfeitures is amortized as compensation cost on a straight line basis over the service period.

Further information on the Company’s share-based compensation arrangements is included in Note 11 “Benefit Plans—Share-Based Compensation”.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (the “FASB”) issued new accounting standards regarding the consolidation of variable interest entities. These new accounting standards address the effects of elimination of the qualifying special-purpose entity concept from previous standards. These new accounting standards amend previous guidance in determining whether an enterprise has a controlling financial interest in a variable interest entity. This determination identifies the primary beneficiary of a variable interest entity as the enterprise that has both the power to direct the activities of a variable interest entity that most significantly impacts the entity’s economic performance and the ability to absorb losses or the right to receive benefits of the entity that could potentially be significant to the variable interest entity. These new accounting standards are effective January 1, 2010. The Company is currently evaluating the impact, if any, of adopting these new accounting standards on its consolidated financial statements.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Reclassifications

Certain amounts in the consolidated financial statements for 2008 and 2007 have been reclassified to be consistent with the current year presentation. These reclassifications had no effect on the previously reported net (loss) income.

3. Receivables, net

Receivables, net consisted of the following (amounts in thousands):

	As of December 31,
	2009	2008
Casino	$149,786	$142,515
Hotel	17,490	13,051
Other	10,990	8,130

	178,266	163,696
Less: allowance for doubtful accounts	(67,406)	(65,414)

	$110,860	$98,282

4. Property and Equipment, net

Property and equipment, net consisted of the following (amounts in thousands):

	As of December 31,
	2009	2008
Land and improvements	$692,677	$695,474
Buildings and improvements	2,554,224	2,557,489
Airplane	44,254	44,254
Furniture, fixtures and equipment	1,325,677	1,301,182
Construction in progress	23,973	4,579

	4,640,805	4,602,978
Less: accumulated depreciation	(789,137)	(494,025)

	$3,851,668	$4,108,953

Depreciation expense for the years ended December 31, 2009, 2008 and 2007 was $300.8 million, $156.4 million and $139.5 million, respectively. The increase during 2009 is due to the depreciation of assets placed in service for Encore in December 2008.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. Intangibles, net

Intangibles, net consisted of the following (amounts in thousands):

	Show Production Rights	Water Rights	Trademarks	Total Intangibles, Net
January 1, 2008	$17,826	$6,400	$1,299	$25,525
Additions	—	—	35	35
Write-offs	(6,340)	—	—	(6,340)
Amortization	(2,339)	—	—	(2,339)

December 31, 2008	9,147	6,400	1,334	16,881
Additions	—	—	65	65
Amortization	(2,071)	—	—	(2,071)

December 31, 2009	$7,076	$6,400	$1,399	$14,875

Show production rights represent the amounts paid to purchase the rights to present the “Le Rêve” and “Monty Python’s Spamalot” production shows. During the year ended December 31, 2008, the Company wrote-off the show production rights associated with Spamalot as the contract for that show was terminated. The Company expects that amortization of show production rights will be approximately $2.1 million for each of the years 2010 through 2012, and approximately $0.8 million in 2013.

Water rights reflect the fair value allocation determined in the purchase of the property on which Wynn Las Vegas is located in April 2000. The value of the trademarks primarily represents the costs to acquire the “Le Rêve” name. The water rights and trademarks are indefinite-lived assets and, accordingly, not amortized.

6. Deposits and Other Assets

Deposits and other assets consisted of the following (amounts in thousands):

	As of December 31,
	2009	2008
Entertainment production costs	$11,826	$21,878
Base stock	22,027	28,321
Deposits and other	21,130	24,020
Golf memberships	3,750	3,750

Total	$58,733	$77,969

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. Long-Term Debt

Long-term debt consisted of the following (amounts in thousands):

	As of December 31,
	2009	2008
6 5/8% First Mortgage Notes, due December 1, 2014, net of original issue discount of $8,214 and $9,561, respectively	$1,626,016	$1,690,439
7 7/8% First Mortgage Notes, due November 1, 2017, net of original issue discount of $10,529 at December 31, 2009	489,471	—
Revolving Credit Facility; due July 15, 2013; interest at LIBOR plus 3.0% and 1.625% (approximately 3.24% and 2.2%), respectively	252,717	879,484
Term Loan Facility; $40.2 million due September 30, 2012 with the remaining $40.2 million due August 15, 2013; interest at LIBOR plus 1.875% (approximately 2.12% and 3.1%, respectively)	80,446	225,000
$42 million Note Payable; due April 1, 2017; interest at LIBOR plus 1.25% (approximately 1.8% and, 3.0% respectively)	38,150	39,550
Payable to Affiliate	65,770	—

	2,552,570	2,834,473
Current portion of long-term debt	(1,050)	(1,050)

	$2,551,520	$2,833,423

6 5/8% Wynn Las Vegas First Mortgage Notes

On December 14, 2004, the Issuers issued $1.3 billion aggregate principal amount of 6 5/8% first mortgage notes due December 1, 2014. On November 6, 2007, the Issuers issued, in a private offering, $400 million aggregate principal amount of 6 5/8% first mortgage notes due December 1, 2014 at a price of 97.25% of the principal amount. These notes were issued under the same indenture as the original $1.3 billion first mortgage notes. Both offerings are referred to herein as the “6 5/8% First Mortgage Notes”. The Company pays interest on the 6 5/8% First Mortgage Notes on June 1st and December 1st of each year. Commencing December 1, 2009, the 6 5/8% First Mortgage Notes are redeemable at the Company’s option at a price equal to 103.313% of the principal amount redeemed and declining ratably on December 1st of each year thereafter to zero on or after December 1, 2012.

The indenture governing the 6 5/8% First Mortgage Notes contains covenants limiting the ability of the Issuers to incur additional debt, make distributions, investments and restricted payments, create liens, enter into transactions with affiliates, sell assets, enter into sale leaseback transactions, permit restrictions on dividends and other payments by subsidiaries, or engage in mergers, consolidations, sales of substantially all assets, sales of subsidiary stock and other specified types of transactions.

The 6 5/8% First Mortgage Notes are obligations of the Issuers, guaranteed by each of the subsidiaries of Wynn Las Vegas, LLC, other than Wynn Completion Guarantor, LLC. Wynn Resorts, Limited does not guarantee the obligations of the Issuers. Subject to an intercreditor agreement and certain exceptions, the 6 5/8% First Mortgage Notes and the guarantees thereof are secured by: (1) a first priority pledge of all of the member’s interests owned by Wynn Las Vegas, LLC in its subsidiaries (other than Wynn Completion Guarantor, LLC) and of Wynn Resorts Holdings, LLC’s 100% member’s interest in Wynn Las Vegas, LLC; (2) first mortgages on all real property constituting Wynn Las Vegas, its golf course and Encore; and (3) a first priority security interest in substantially all other existing and future assets of Wynn Las Vegas, LLC and the guarantors, excluding, among other things, an aircraft beneficially owned by World Travel, LLC.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The obligations of the Issuers and the guarantors under the 6 5/8% First Mortgage Notes rank equal to the right of payment with their existing and future senior secured indebtedness, including indebtedness with respect to the Wynn Las Vegas, LLC credit facilities described below, and rank senior in right of payment to all of their existing and future subordinated indebtedness.

During the year ended December 31, 2009, Wynn Resorts purchased $65.8 million face amount of the 6 5 /8% First Mortgage Notes through open market purchases at a discount. The purchase of the notes by Wynn Resorts has not been contributed to the Company and the notes have not been retired. Accordingly, $65.8 million of the 6 5/8% First Mortgage Notes held by Wynn Resorts remain on the Company’s balance sheet as a payable to affiliate within Long-term Debt. If and when such notes are contributed to the Company by Wynn Resorts, the Company would then retire the notes and recognize a gain on the early extinguishment of debt equal to the gain recorded by Wynn Resorts of approximately $13.7 million.

7 7/8% Wynn Las Vegas First Mortgage Notes

In October 2009, the Issuers issued, in a private offering, $500 million aggregate principal amount of 7 7/8% First Mortgage Notes due November 1, 2017 at a price of 97.823% of the principal amount. Net proceeds to the Company were approximately $480 million, after deducting the original issue discount and underwriting fees and other expenses. The Company pays interest on the 7 7/8% First Mortgage Notes on May 1st and November 1st of each year. Commencing November 1, 2013, the 7 7/8% First Mortgage Notes are redeemable at the Company’s option at a price equal to 103.938% of the principal amount redeemed and decline ratably on November 1st of each year thereafter to zero on or after November 1, 2015. The notes rank pari passu with the borrowings under the Wynn Las Vegas credit facilities and the 6 5/8% First Mortgage Notes. The notes are senior secured obligations of the Issuers, are guaranteed by Wynn Las Vegas, LLC’s subsidiaries (subject to some exceptions), and are secured on an equal and ratable basis by a first priority lien on substantially all the existing and future assets of the Issuers and guarantors.

The 7 7/8% First Mortgage Notes have not been registered under the Securities Act of 1933 or under any state securities laws. Therefore, the holders may not offer or sell the notes within the United States to, or for the account or benefit of, any United States person unless the offer or sale would qualify for a registration exemption from the Securities Act and applicable state securities laws. The Issuers have agreed to make an offer to exchange the notes for registered, publically traded notes that have substantially identical terms as the notes.

Wynn Las Vegas Credit Facilities

As of December 31, 2009, the Wynn Las Vegas Amended and Restated Credit Agreement (the “Credit Agreement”), consisted of a $457.9 million revolving credit facility (the “Wynn Las Vegas Revolver”) and an $80.4 million term loan facility (the “Wynn Las Vegas Term Loan”) (together the “Wynn Las Vegas Credit Facilities”). As of December 31, 2009, the Company had borrowed $252.7 million under the Wynn Las Vegas Revolver. The Company also had $20.2 million of outstanding letters of credit that reduce the availability under the Wynn Las Vegas Revolver. Consequently, there was availability of $185 million under the Wynn Las Vegas Revolver as of December 31, 2009. As described below, during the year ended December 31, 2009, the Company (a) extended the maturity of the Wynn Las Vegas Revolver, (b) received relief from certain financial covenants, (c) increased the Wynn Las Vegas Revolver by $65 million, (d) repurchased $87.6 million of Wynn Las Vegas Revolver loans at a discount, and (e) used the net proceeds received from the $500 million 7 7/8% First Mortgage Notes issuance to repay amounts outstanding, including a permanent reduction in the Wynn Las Vegas Credit Facilities of $360 million.

In April 2009, the Company entered into a fourth amendment to the Credit Agreement. This amendment, among other things, (i) provides a waiver of the Consolidated Leverage Ratio, as defined in the Credit

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Agreement, until the quarter ending June 30, 2011, and increases such thresholds thereafter; (ii) provides additional flexibility with the Consolidated Interest Coverage Ratio, as defined in the Credit Agreement, by reducing such ratio from 1.75 : 1 to 1.25 : 1 beginning June 30, 2009 through March 31, 2011; and (iii) removes the dollar limit on the equity cure provisions for the purpose of the Consolidated Leverage Ratio and the Consolidated Interest Coverage Ratio over the life of the loan. In exchange for the amendments, the Company (i) repaid 30% of the outstanding revolver loans of lenders consenting to the extension of their commitment (approximately $238 million) and permanently reduced such lender commitments by 25%; and (ii) agreed to an increase in the interest rate spread on the Wynn Las Vegas Revolver from LIBOR plus 1.625% to LIBOR plus 3.0%.

In August 2009, pursuant to the terms of the Credit Agreement, the Company expanded the availability of the Wynn Las Vegas Revolver by $65 million.

In September 2009, the Company entered into a fifth amendment to the Credit Agreement. This amendment, among other things, (i) permits Wynn Las Vegas to issue, on or before March 31, 2010, up to $500 million of new senior secured notes and (ii) requires that 75% of the net cash proceeds of any issuance of new senior secured notes be applied to prepay loans and reduce commitments under the Credit Agreement.

In October 2009, pursuant to an offer to purchase loans outstanding under the Credit Agreement, the Company purchased loans with a face value of $87.6 million for $84.4 million, reflecting a discounted price of 96.37%. As a result of this transaction, the Wynn Las Vegas Revolver was permanently reduced by $43.8 million and the Wynn Las Vegas Term Loan was permanently reduced by $44.8 million.

In October 2009, in accordance with the fifth amendment to the Wynn Las Vegas Credit Agreement described above, the Company used the proceeds of the $500 million 7 7/8% First Mortgage Notes to repay amounts outstanding under the Wynn Las Vegas Revolver and Wynn Las Vegas Term Loan.

The Wynn Las Vegas Term Loan is payable in two installments of $40.2 million each on September 30, 2012 and August 15, 2013. The Wynn Las Vegas Revolver matures on July 15, 2013.

For purposes of calculating interest, loans under the Wynn Las Vegas Credit Facilities will be designated, at the election of Wynn Las Vegas, LLC, as Eurodollar Loans or, in certain circumstances, Base Rate Loans. As of December 31, 2009, Eurodollar Loans under the Wynn Las Vegas Revolver and Wynn Las Vegas Term Loan bear interest initially at the Eurodollar rate plus 3.0% and the Eurodollar rate plus 1.875%, respectively. Interest on Eurodollar Loans is payable at the end of the applicable interest period in the case of interest periods of one, two or three months, and every three months in the case of interest periods of six months. Base Rate Loans bear interest at (a) the greatest of (i) the rate most recently announced by Deutsche Bank as its “prime rate,” (ii) the Federal Funds Rate plus 1/2 of 1% per annum, and (iii) in the case of a Wynn Las Vegas Revolver loan the one month Eurodollar rate; plus (b) a borrowing margin of 2.0% for Wynn Las Vegas Revolver loans and 0.875% for Wynn Las Vegas Term Loans. Interest on Base Rate Loans will be payable quarterly in arrears. Wynn Las Vegas, LLC also pays, quarterly in arrears, 1.0% per annum on the daily average of unborrowed amounts under the Wynn Las Vegas Revolver.

The Wynn Las Vegas Credit Facilities are obligations of Wynn Las Vegas, LLC, guaranteed by each of the subsidiaries of Wynn Las Vegas, LLC, other than Wynn Completion Guarantor, LLC. Subject to an intercreditor agreement, and certain exceptions, the obligations of Wynn Las Vegas, LLC and each of the guarantors under the Wynn Las Vegas Credit Facilities are secured by: (1) a first priority pledge of all member’s interests owned by Wynn Las Vegas, LLC in its subsidiaries (other than Wynn Completion Guarantor, LLC) and Wynn Resorts

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Holdings, LLC’s 100% member’s interest in Wynn Las Vegas, LLC; (2) first mortgages on all real property constituting Wynn Las Vegas, its golf course and Encore; and (3) a first priority security interest in substantially all other existing and future assets of Wynn Las Vegas, LLC and the guarantors, excluding an aircraft beneficially owned by World Travel, LLC.

The obligations of Wynn Las Vegas, LLC and the guarantors under the Wynn Las Vegas Credit Facilities rank equal in right of payment with their existing and future senior indebtedness, including indebtedness with respect to the 6 5/8% and 7 7/8% First Mortgage Notes and ranks senior in right of payment to all of their existing and future subordinated indebtedness.

In addition to scheduled amortization payments, Wynn Las Vegas, LLC is required to make mandatory prepayments of indebtedness under the Wynn Las Vegas Credit Facilities from the net proceeds of all debt offerings (other than those constituting certain permitted debt). Wynn Las Vegas, LLC is also required to make mandatory repayments of indebtedness under the Wynn Las Vegas credit facilities from specified percentages of excess cash flow, which percentages may decrease and/or be eliminated based on Wynn Las Vegas, LLC’s leverage ratio. Wynn Las Vegas, LLC has the option to prepay all or any portion of the indebtedness under the Wynn Las Vegas Credit Facilities at any time without premium or penalty.

The Credit Agreement contains customary negative covenants and financial covenants, including negative covenants that restrict Wynn Las Vegas, LLC’s ability to: incur additional indebtedness, including guarantees; create, incur, assume or permit to exist liens on property and assets; declare or pay dividends and make distributions or restrict the ability of Wynn Las Vegas, LLC’s subsidiaries to pay dividends and make distributions; engage in mergers, investments and acquisitions; enter into transactions with affiliates; enter into sale-leaseback transactions; execute modifications to material contracts; engage in sales of assets; make capital expenditures; and make optional prepayments of certain indebtedness. The financial covenants include maintaining a Consolidated Interest Coverage Ratio, as defined, not less than 1.25 : 1 as of December 31, 2009. Management believes that the Company was in compliance with all covenants at December 31, 2009. The Company will be required to maintain a Consolidated Leverage Ratio, as defined, of 6.50 : 1 for the quarterly reporting date ending June 30, 2011, 6.25 : 1 for the quarterly reporting date ending September 30, 2011 and 6.00 : 1 for each quarterly reporting date thereafter to maturity. The Consolidated Interest Coverage Ratio remains at 1.25 : 1 for the quarterly reporting dates through March 31, 2011, and then increases to 1.75 : 1 for the quarterly reporting dates June 30, 2011 to maturity.

$42 Million Note Payable for Aircraft

On March 30, 2007, World Travel, LLC, a subsidiary of Wynn Las Vegas, entered into a loan agreement with a principal balance of $42 million. The loan is guaranteed by Wynn Las Vegas, LLC and secured by a first priority security interest in one of the Company’s aircraft. Principal payments of $350,000 plus interest are made quarterly with a balloon payment of $28 million due at maturity, April 1, 2017. Interest is calculated at 90-day LIBOR plus 125 basis points.

Fair Value of Long-term Debt

The net book value of the 6 5/8% and the 7 7/8% First Mortgage Notes at December 31, 2009 and 2008, was approximately $2.2 billion and $1.7 billion, respectively. The estimated fair value of the First Mortgage Notes based upon most recent trades at December 31, 2009 and 2008, was approximately $2.1 billion and $1.25 billion, respectively. The net book value of the Company’s other debt instruments was $400 million and the approximate fair value of such debt was approximately $350 million as of December 31, 2009.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Scheduled Maturities of Long-Term Debt

Scheduled maturities of long-term debt including the accretion of debt discounts of approximately $18.7 million are as follows (amounts in thousands):

Years Ending December 31,
2010	$1,050
2011	1,400
2012	41,623
2013	294,339
2014	1,701,400
Thereafter	531,500

$2,571,312

8. Interest Rate Swap

The Company has entered into floating-for-fixed interest rate swap arrangements in order to manage interest rate risk relating to certain of its debt facilities. These interest rate swap agreements modify the Company’s exposure to interest rate risk by converting a portion of the Company’s floating-rate debt to a fixed rate. These interest rate swaps essentially fix the interest rate at the percentages noted below; however, changes in the fair value of the interest rate swaps for each reporting period have been recorded in the increase/decrease in swap fair value in the accompanying Consolidated Statements of Operations, as the interest rate swaps do not qualify for hedge accounting.

The Company measures the fair value of its interest rate swaps on a recurring basis pursuant to accounting standards for fair value measurements. These standards establish a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. The Company categorizes its swap contract as Level 2.

The Company currently has one interest rate swap agreement to hedge a portion of the underlying interest rate risk on borrowings under the Wynn Las Vegas Credit Facilities. Under this swap agreement, beginning November 27, 2009, the Company pays a fixed interest rate of 2.485% on borrowings of $250 million incurred under the Wynn Las Vegas Credit Facilities in exchange for receipts on the same amount at a variable interest rate based on the applicable LIBOR at the time of payment. This interest rate swap fixes the interest rate on $250 million of borrowings at approximately 5.485%. This interest rate swap agreement matures in November 2012. As of December 31, 2009, the fair value of this interest rate swap was a liability of $4.2 million, which is included in long term liabilities in the accompanying balance sheet.

In December 2008, the Company’s $200 million notional amount interest rate swap that essentially fixed the interest rate on $200 million of the $225 million Wynn Las Vegas Term Loan borrowings matured. Pursuant to the terms of this interest rate swap, the Company paid a fixed rate of 3.793% on the $200 million notional amount and received payments based on LIBOR. This swap fixed the interest rate at approximately 5.7% on $200 million of the then outstanding $225 million term loan.

9. Related Party Transactions, net

Amounts Due to Affiliates, net

As of December 31, 2009 the Company’s current Due to affiliates, net was comprised of construction payables of approximately $21.4 million, construction retention of approximately $1.8 million and other net

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

amounts due to affiliates totaling $1.7 million (including corporate allocations discussed below). The long-term Due to affiliates is management fees of $82.3 million (equal to 1.5% of revenues and payable upon meeting certain leverage ratios as specified in the documents governing the Company’s Credit Facilities and the First Mortgage Notes indentures).

As of December 31, 2008, the Company’s current Due to affiliates, net was comprised of construction payables of approximately $123.4 million, construction retention of approximately $77.7 million and other net amounts receivable from affiliates totaling $0.7 million. The long-term Due to affiliates is management fees of $63.9 million (equal to 1.5% of net revenues and payable upon meeting certain leverage ratios as specified in the documents governing the Company’s Credit Facilities and the First Mortgage Notes indenture).

The Company periodically settles amounts due to affiliates with cash receipts and payments, except for the management fee, which is payable upon meeting certain leverage ratios specified in the documents governing the Company’s Credit Facilities and the First Mortgage Notes indenture.

Corporate Allocations

The accompanying Consolidated Statements of Operations include allocations from Wynn Resorts for legal, accounting, human resource, information services, real estate, and other corporate support services. The corporate support service allocations have been determined on a basis that Wynn Resorts and the Company consider to be reasonable estimates of the utilization of service provided or the benefit received by the Company. Wynn Resorts maintains corporate offices at Wynn Las Vegas without charge from the Company. Through September 30, 2008, the Company settled these corporate allocation charges with Wynn Resorts on a periodic basis as discussed in “Amounts Due to Affiliates, net” above. Beginning with the fourth quarter of 2008 and ending with the third quarter of 2009, the Company was unable to and did not intend to settle this corporate allocation and accordingly, such allocations were recorded as a contribution to equity from Wynn Resorts. During the years ended December 31, 2009, 2008 and 2007, approximately $25.0 million, $22 million, and $25.9 million, respectively, was charged to the Company for such corporate allocations.

Amounts due to Officers, net

The Company periodically provides services to Stephen A. Wynn, Chairman of the Board, Chief Executive Officer and one of the principal stockholders of Wynn Resorts (“Mr. Wynn”), and certain other executive officers and directors of Wynn Resorts. These services include household services, construction work and other personal services. The cost of these services is transferred to Wynn Resorts, Limited on a periodic basis. Mr. Wynn and these other officers and directors have amounts on deposit with Wynn Resorts to prepay any such items, which are replenished on an ongoing basis as needed. At December 31, 2009 and 2008, Wynn Resorts owed Mr. Wynn and the other officers and directors approximately $789,095 and $434,003, respectively.

Villa Suite Lease

Effective July 1, 2005, Mr. Wynn and Elaine P. Wynn, who is also a director of Wynn Resorts, lease from year to year a villa suite in the Wynn Las Vegas resort. In March 2009, this lease was amended to add an additional unit to the leased premises. Rent is determined by the Audit Committee of the Board of Directors of Wynn Resorts (the “Audit Committee”), and is based on the fair market value of the use of the suite accommodations. Based on third-party appraisals, the Audit Committee determined the rent for each year in the three-year period commencing July 1, 2005 and ending June 30, 2008 to be $580,000. Certain services for, and maintenance of, the suites are included in the rental. For the two year period commencing July 1, 2008 and ending June 30, 2010, based on a third-party appraisal and a reduction in housekeeping services to be provided, the Audit Committee determined the rent for each year will be $520,000. There was no change in the rent when the additional unit was added to the lease in March 2009 due to significant deterioration in the Las Vegas rental market.

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

10. Property Charges and Other

Property charges and other for the years ended December 31, 2009, 2008 and 2007, were $24.5 million, $22.4 million and $6 million, respectively.

In response to the Company’s evaluation of its properties and the reactions of its guests, the Company makes enhancements and refinements to the properties. Costs relating to assets retired as a result of these enhancement and remodel efforts have been expensed as property charges. Property charges and other for the year ended December 31, 2009 include the following: (a) a $16.7 million charge for the abandonment of the front porte-cochere at Encore to make way for an addition to that property, (b) a $5.3 million charge for the write-off of two aircraft deposits, and (c) $2.5 million related to miscellaneous remodels, abandonments and loss on sale of equipment.

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

11. Benefit Plans

Employee Savings Plan

Wynn Resorts established a retirement savings plan under Section 401(k) of the Internal Revenue Code covering its non-union employees in July 2000. The plan allows employees to defer, within prescribed limits, a percentage of their income on a pre-tax basis through contributions to this plan. The Company matches the contributions, within prescribed limits, with an amount equal to 100% of the participant’s initial 2% tax deferred contribution and 50% of the tax deferred contribution between 2% and 4% of the participant’s compensation. The Company recorded charges for matching contributions of approximately $1.2 million, $4.8 million and $4.5 million for the years ended December 31, 2009, 2008 and 2007, respectively. Effective March 16, 2009, the Company suspended matching contributions to this plan.

Union employees are covered by various multi-employer pension plans. The Company recorded expenses of approximately $6.2 million, $4.6 million and $4.5 million under such plans for the years ended December 31, 2009, 2008 and 2007, respectively. Information from the plans’ sponsors is not available to permit the Company to determine its share of unfunded vested benefits, if any.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

A maximum of 9,750,000 shares of Wynn Resorts’ common stock has been reserved for issuance under the Stock Plan. As of December 31, 2009, 419,545 shares remain available for the grant of stock options or nonvested shares of Wynn Resorts’ common stock.

Stock Options

Options are granted at the current market price at the date of grant. The Stock Plan provides for a variety of vesting schedules, including: immediate; 25% each year over four years; 33.33% for each of the third, fourth and fifth years with no vesting in the first two years; cliff vesting at a determined date; and others to be determined at the time of grant. All options expire ten years from the date of grant.

A summary of option activity under the Stock Plan that relates to employees of the Company, as of December 31, 2009, and changes during the year then ended is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2009	1,484,466	$63.32
Granted	920,000	$50.03
Exercised	(184,916)	$24.66
Canceled	(173,333)	$69.44
Transfer of employees from affiliate	128,375	$57.16

Outstanding at December 31, 2009	2,174,592	$60.14	7.53	$13,989,061

Fully vested and expected to vest at December 31, 2009	2,022,615	$59.39	7.45	$13,269,627

Exercisable at December 31, 2009	683,168	$52.65	5.20	$5,466,946

The weighted average fair value of options granted during the years ended December 31, 2009, 2008 and 2007 was $29.04, $60.09 and $0, respectively. The total intrinsic value of the options exercised for the years ended December 31, 2009, 2008 and 2007 was $6 million, $1.3 million and $7.9 million, respectively. As of December 31, 2009, there was a total of $38.1 million of unamortized compensation related to stock options, which is expected to be recognized as compensation over the vesting period of the related grants through May 2019.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Nonvested Shares

A summary of nonvested share activity under the Stock Plan that relates to employees of the Company, as of December 31, 2009, and changes during the year then ended is presented below:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2009	231,750	$85.40
Granted	—	—
Vested	—	—
Canceled	(4,500)	$69.05

Nonvested at December 31, 2009	227,250	$85.72

The weighted average grant date fair value of nonvested shares granted during the years ended December 31, 2008 and 2007 was $104.27 and $123.73, respectively. The total fair value of shares vested during the year ended December 31, 2008 was $0.8 million. No shares vested during the years ended December 31, 2009 and 2007. Approximately $10 million of unamortized compensation cost relating to nonvested shares at December 31, 2009, will be recognized as compensation over the vesting period of the related grants through December 2016.

Compensation Cost

Wynn Resorts uses the Black-Scholes valuation model to determine the estimated fair value for each option grant issued, with highly subjective assumptions, changes in which could materially affect the estimated fair value. Expected volatility is based on implied and historical factors related to Wynn Resort’s common stock. Expected term represents the weighted average time between the option’s grant date and its exercise date. Wynn Resorts uses the simplified method for companies with a limited trading history to estimate the expected term. The risk-free interest rate used for each period presented is based on the U.S. Treasury yield curve at the time of grant for the period equal to the expected term.

The fair value per option was estimated on the date of grant using the weighted-average assumptions noted in the table below. There were no options granted during the year ended December 31, 2007.

	Years Ended December 31,
	2009	2008
Expected dividend yield	0.30%	—
Expected stock price volatility	56.2%	44.1%
Risk-free interest rate	2.8%	3.6%
Expected average life of options (years)	7.3	9.0

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The total compensation cost relating both to stock options and nonvested stock for the years ended December 31, 2009, 2008 and 2007 is allocated as follows (amounts in thousands):

	Years Ended December 31,
	2009	2008	2007
Casino	$4,347	$3,313	$3,435
Rooms	374	371	509
Food and beverage	306	845	878
Entertainment, retail and other	16	210	266
General and administrative	3,327	4,509	2,943
Preopening costs	—	254	—

Total stock-based compensation expense	$8,370	$9,502	$8,031

12. Commitments and Contingencies

Aircraft Deposits

The Company had made deposits on an aircraft purchase totaling $13.4 million which is included in other assets as of December 31, 2008. The Company was scheduled to take delivery of this airplane in 2009 with additional payments to be made totaling $31.1 million. On February 19, 2009, the Company cancelled the agreement to purchase this aircraft. In connection with this cancellation, the Company wrote-off $5.3 million of deposits, net of amounts refunded.

Leases and other arrangements

The Company is the lessor under several retail leases and has entered into license and distribution agreements for additional retail outlets. The Company also is a party to joint venture agreements for the operation of one other retail outlet and the Ferrari and Maserati automobile dealership at Wynn Las Vegas.

The following represents the future minimum rentals to be received under the operating leases (amounts in thousands):

Years Ending December 31,
2010	$2,815
2011	2,771
2012	2,653
2013	1,599
2014	1,356
Thereafter	1,670

$12,864

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In addition, the Company is the lessee under leases for certain land, buildings and office equipment. At December 31, 2009, the Company was obligated under non-cancellable operating leases, to make future minimum lease payments as follows (amounts in thousands):

Years Ending December 31,
2010	$3,039
2011	1,683
2012	405
2013	140
2014	140
Thereafter	2,941

$8,348

Rent expense for the years ended December 31, 2009, 2008 and 2007 was $8 million, $6.9 million and $7.4 million, respectively.

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

Litigation

The Company does not have any material litigation as of December 31, 2009.

Sales and Use Tax on Complimentary Meals

In March 2008, the Nevada Supreme Court ruled, in the matter captioned Sparks Nugget, Inc. vs. The State of Nevada Ex Rel. Department of Taxation, that food and non-alcoholic beverages purchased for use in providing complimentary meals to customers and to employees was exempt from sales and use tax. In July 2008, the Court denied the State’s motion for rehearing. Through April 2008, Wynn Las Vegas has paid use tax on these items and has filed for refunds for the periods from April 2005 to April 2008. The amount subject to these refunds is approximately $5.4 million. Due to the uncertainty surrounding this matter, a receivable has not been recorded as of December 31, 2009.

13. Member’s Equity

During the year ended December 31, 2009, Wynn Resorts made cash capital contributions to the Company totaling $413 million. The proceeds from these contributions were used to fund construction costs of Encore paid during the period and to fund paydowns on the Wynn Las Vegas Credit Facilities.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14. Condensed Consolidating Financial Information of Guarantors and Issuers

The following condensed consolidating financial statements present information related to the Issuers of the First Mortgage Notes and their guarantor subsidiaries (World Travel, LLC; Las Vegas Jet, LLC; Wynn Show Performers, LLC; Wynn Golf, LLC; Kevyn, LLC; and Wynn Sunrise, LLC) and non-guarantor subsidiary (Wynn Completion Guarantor, LLC) as of December 31, 2009 and 2008, and for each of the three years in the period ended December 31, 2009.

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

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION

AS OF DECEMBER 31, 2009

(amounts in thousands)

	Issuers	Guarantor Subsidiaries	Nonguarantor Subsidiary	Eliminating Entries	Total
ASSETS
Current assets:
Cash and cash equivalents	$65,998	$351	$5	$—	$66,354
Receivables, net	110,860	—	—	—	110,860
Inventories	80,861	—	—	—	80,861
Prepaid expenses and other	24,864	323	—	—	25,187

Total current assets	282,583	674	5	—	283,262
Property and equipment, net	3,653,786	197,882	—	—	3,851,668
Intangible assets, net	8,731	6,144	—	—	14,875
Deferred financing costs, net	42,025	—	—	—	42,025
Deposits and other assets	58,733	—	—	—	58,733
Investment in unconsolidated affiliates	(16,450)	3,761	—	16,450	3,761

Total assets	$4,029,408	$208,461	$5	$16,450	$4,254,324

LIABILITIES AND MEMBER’S EQUITY
Current liabilities:
Current portion of long-term debt	$—	$1,050	$—	$—	$1,050
Accounts payable	28,226	—	—	—	28,226
Accrued interest	17,595	—	—	—	17,595
Accrued compensation and benefits	36,342	1,179	—	—	37,521
Other accrued expenses	23,264	45	—	—	23,309
Customer deposits	101,340	167	—	—	101,507
Due to affiliates, net	(163,895)	193,256	(7,881)	—	21,480

Total current liabilities	42,872	195,697	(7,881)	—	230,688
Long-term debt	2,514,420	37,100	—	—	2,551,520
Due to affiliates	82,339	—	—	—	82,339
Interest rate swap	4,224	—	—	—	4,224

Total liabilities	2,643,855	232,797	(7,881)	—	2,868,771

Commitments and contingencies
Member’s equity:
Contributed capital	1,912,146	12,530	—	(12,530)	1,912,146
Retained earnings (deficit)	(526,593)	(36,866)	7,886	28,980	(526,593)

Total member’s equity	1,385,553	(24,336)	7,886	16,450	1,385,553

Total liabilities and member’s equity	$4,029,408	$208,461	$5	$16,450	$4,254,324

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION

AS OF DECEMBER 31, 2008

(amounts in thousands)

	Issuers	Guarantor Subsidiaries	Nonguarantor Subsidiary	Eliminating Entries	Total
ASSETS
Current assets:
Cash and cash equivalents	$123,315	$—	$—	$—	$123,315
Receivables, net	98,277	—	5	—	98,282
Inventories	95,206	—	—	—	95,206
Prepaid expenses and other	21,465	183	—	—	21,648

Total current assets	338,263	183	5	—	338,451
Property and equipment, net	3,906,460	202,493	—	—	4,108,953
Intangible assets, net	10,737	6,144	—	—	16,881
Deferred financing costs, net	37,462	—	—	—	37,462
Deposits and other assets	64,619	13,350	—	—	77,969
Investment in unconsolidated affiliates	(7,286)	4,555	—	7,286	4,555

Total assets	$4,350,255	$226,725	$5	$7,286	$4,584,271

LIABILITIES AND MEMBER’S EQUITY
Current liabilities:
Current portion of long-term debt	$—	$1,050	$—	$—	$1,050
Accounts payable	46,701	—	—	—	46,701
Accrued interest	10,110	—	—	—	10,110
Accrued compensation and benefits	48,822	1,305	—	—	50,127
Other accrued expenses	24,571	39	—	—	24,610
Customer deposits	96,358	—	—	—	96,358
Due to affiliates, net	7,302	201,003	(7,881)	—	200,424

Total current liabilities	233,864	203,397	(7,881)	—	429,380
Long-term debt	2,794,923	38,500	—	—	2,833,423
Due to affiliates	63,905	—	—	—	63,905

Total liabilities	3,092,692	241,897	(7,881)	—	3,326,708

Commitments and contingencies
Member’s equity:
Contributed capital	1,474,286	12,530	—	(12,530)	1,474,286
Retained earnings (deficit)	(216,723)	(27,702)	7,886	19,816	(216,723)

Total member’s equity	1,257,563	(15,172)	7,886	7,286	1,257,563

Total liabilities and member’s equity	$4,350,255	$226,725	$5	$7,286	$4,584,271

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

YEAR ENDED DECEMBER 31, 2009

(amounts in thousands)

	Issuers	Guarantor Subsidiaries	Nonguarantor Subsidiary	Eliminating Entries	Total
Operating revenues:
Casino	$505,779	$—	$—	$—	$505,779
Rooms	321,075	75	—	—	321,150
Food and beverage	385,774	—	—	—	385,774
Entertainment, retail and other	202,972	—	—	427	203,399

Gross revenues	1,415,600	75	—	427	1,416,102
Less: promotional allowances	(185,982)	—	—	—	(185,982)

Net revenues	1,229,618	75	—	427	1,230,120

Operating costs and expenses:
Casino	277,557	—	—	—	277,557
Rooms	106,760	75	—	—	106,835
Food and beverage	238,272	—	—	—	238,272
Entertainment, retail and other	133,801	—	—	—	133,801
General and administrative	250,279	(2,217)	—	427	248,489
Provision for doubtful accounts	12,438	—	—	—	12,438
Management fees	18,434	—	—	—	18,434
Pre-opening costs	346	—	—	—	346
Depreciation and amortization	309,012	4,747	—	—	313,759
Property charges and other	19,206	5,262	—	—	24,468

Total operating costs and expenses	1,366,105	7,867	—	427	1,374,399

Operating income (loss)	(136,487)	(7,792)	—	—	(144,279)

Other income (expense):
Interest and other income	46	21	—	—	67
Interest expense, net of capitalized interest	(156,262)	(966)	—	—	(157,228)
Decrease in swap fair value	(4,224)	—	—	—	(4,224)
Loss on extinguishment of debt	(3,779)	—	—	—	(3,779)
Equity in income (loss) from unconsolidated affiliates	(9,164)	(427)		9,164	(427)

Other income (expense), net	(173,383)	(1,372)	—	9,164	(165,591)

Net (loss) income	$(309,870)	$(9,164)	$—	$9,164	$(309,870)

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

YEAR ENDED DECEMBER 31, 2008

(amounts in thousands)

	Issuers	Guarantor Subsidiaries	Nonguarantor Subsidiary	Eliminating Entries	Total
Operating revenues:
Casino	$479,711	$—	$—	$—	$479,711
Rooms	268,515	—	—	—	268,515
Food and beverage	305,702	—	—	—	305,702
Entertainment, retail and other	202,388	—	—	(266)	202,122

Gross revenues	1,256,316	—	—	(266)	1,256,050
Less: promotional allowances	(156,159)	—	—	—	(156,159)

Net revenues	1,100,157	—	—	(266)	1,099,891

Operating costs and expenses:
Casino	257,983	—	—	—	257,983
Rooms	73,782	—	—	—	73,782
Food and beverage	188,521	—	—	—	188,521
Entertainment, retail and other	132,870	—	—	—	132,870
General and administrative	201,017	(1,216)	5	(266)	199,540
Provision for doubtful accounts	24,887	—	—	—	24,887
Management fees	16,505	—	—	—	16,505
Pre-opening costs	72,373	—	—	—	72,373
Depreciation and amortization	165,121	4,519	—	—	169,640
Property charges and other	21,916	490	—	—	22,406

Total operating costs and expenses	1,154,975	3,793	5	(266)	1,158,507

Operating loss	(54,818)	(3,793)	(5)	—	(58,616)

Other income (expense):
Interest and other income	4,205	—	622	—	4,827
Interest expense, net of capitalized interest	(73,652)	(2,203)	—	—	(75,855)
Decrease in swap fair value	(416)	—	—	—	(416)
Equity in income (loss) from unconsolidated affiliates	(5,113)	266	—	5,113	266

Other income (expense), net	(74,976)	(1,937)	622	5,113	(71,178)

Net (loss) income	$(129,794)	$(5,730)	$617	$5,113	$(129,794)

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

YEAR ENDED DECEMBER 31, 2007

(amounts in thousands)

	Issuers	Guarantor Subsidiaries	Nonguarantor Subsidiary	Eliminating Entries	Total
Operating revenues:
Casino	$642,327	$—	$—	$—	$642,327
Rooms	285,702	—	—	—	285,702
Food and beverage	311,032	—	—	—	311,032
Entertainment, retail and other	210,304	—	—	(796)	209,508

Gross revenues	1,449,365	—	—	(796)	1,448,569
Less: promotional allowances	(152,718)	—	—	—	(152,718)

Net revenues	1,296,647	—	—	(796)	1,295,851

Operating costs and expenses:
Casino	276,523	—	—	—	276,523
Rooms	75,808	—	—	—	75,808
Food and beverage	192,497	—	—	—	192,497
Entertainment, retail and other	145,460	—	—	—	145,460
General and administrative	202,135	(1,519)	5	(796)	199,825
Provision for doubtful accounts	21,139	—	—	—	21,139
Management fees	19,473	—	—	—	19,473
Pre-opening costs	6,457	—	—	—	6,457
Depreciation and amortization	147,413	5,426	—	—	152,839
Property charges and other	6,005	—	—	—	6,005

Total operating costs and expenses	1,092,910	3,907	5	(796)	1,096,026

Operating income (loss)	203,737	(3,907)	(5)	—	199,825

Other income (expense):
Interest and other income	12,321	—	1,896	—	14,217
Interest expense, net of capitalized interest	(83,249)	(2,841)	—	—	(86,090)
Decrease in swap fair value	(4,372)	—	—	—	(4,372)
Loss on extinguishment of debt	—	(157)	—	—	(157)
Equity in income (loss) from unconsolidated affiliates	(4,218)	796	—	4,218	796

Other income (expense), net	(79,518)	(2,202)	1,896	4,218	(75,606)

Net income (loss)	$124,219	$(6,109)	$1,891	$4,218	$124,219

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS INFORMATION

YEAR ENDED DECEMBER 31, 2009

(amounts in thousands)

	Issuers	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminating Entries	Total
Cash flows from operating activities:
Net (loss) income	$(309,870)	$(9,164)	$—	$9,164	$(309,870)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	309,012	4,747	—	—	313,759
Stock-based compensation	8,370	—	—	—	8,370
Loss from extinguishment of debt	3,779	—	—	—	3,779
Amortization and writeoff of deferred financing costs and other	19,624	—	—	—	19,624
Equity in (income) loss from unconsolidated affiliates, net of distributions	9,164	794	—	(9,164)	794
Provision for doubtful accounts	12,438	—	—	—	12,438
Property charges and other	19,206	5,262	—	—	24,468
Decrease in swap fair value	4,224	—	—	—	4,224
Increase (decrease) in cash from changes in:
Receivables	(25,021)	—	5	—	(25,016)
Inventories and prepaid expenses and other assets	320	(140)	—	—	180
Accounts payable and accrued expenses	(14,274)	47	—	—	(14,227)
Due to affiliates, net	48,765	(6,886)	—	—	41,879

Net cash provided by (used in) operating activities	85,737	(5,340)	5	—	80,402

Cash flows from investing activities:
Capital expenditures, net of construction payables and retention	(244,904)	(136)	—	—	(245,040)
Deposits and other assets	(3,810)	8,088	—	—	4,278
Due to affiliates, net	(7,607)	(861)	—	—	(8,468)
Proceeds from sale of assets	42	—	—	—	42

Net cash provided by (used in) investing activities	(256,279)	7,091	—	—	(249,188)

Cash flows from financing activities:
Principal payments on long-term debt	(928,509)	(1,400)	—	—	(929,909)
Proceeds from issuance of long-term debt	649,481	—	—	—	649,481
Capital contribution from the Parent	412,951	—	—	—	412,951
Payments of deferred financing costs	(20,698)	—	—	—	(20,698)

Net cash provided by (used in) financing activities	113,225	(1,400)	—	—	111,825

Cash and cash equivalents:
Increase (decrease) in cash and cash equivalents	(57,317)	351	5	—	(56,961)
Balance, beginning of period	123,315	—	—	—	123,315

Balance, end of period	$65,998	$351	$5	$—	$66,354

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS INFORMATION

YEAR ENDED DECEMBER 31, 2008

(amounts in thousands)

	Issuers	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminating Entries	Total
Cash flows from operating activities:
Net (loss) income	$(129,794)	$(5,730)	$617	$5,113	$(129,794)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	165,121	4,519	—	—	169,640
Stock-based compensation	9,502	—	—	—	9,502
Amortization and writeoff of deferred financing costs and other	11,078	—	—	—	11,078
Equity in income (loss) from unconsolidated affiliates, net of distributions	5,113	522	—	(5,113)	522
Provision for doubtful accounts	24,887	—	—	—	24,887
Property charges and other	21,916	490	—	—	22,406
Decrease in swap fair value	416	—	—	—	416
Increase (decrease) in cash from changes in:
Receivables	20,309	38	(5)	—	20,342
Inventories and prepaid expenses and other assets	(38,691)	(15)	—	—	(38,706)
Accounts payable and accrued expenses	22,327	65	—	—	22,392
Due to affiliates, net	29,739	(7,284)	—	—	22,455

Net cash provided by (used in) operating activities	141,923	(7,395)	612	—	135,140

Cash flows from investing activities:
Capital expenditures, net of construction payables and retentions	(1,128,089)	(1,436)	—	—	(1,129,525)
Restricted cash and investments	—	—	31,052	—	31,052
Note receivable from Wynn Resorts, Limited	80,000	—	—	—	80,000
Deposits and other assets	(26,161)	(8,900)	—	—	(35,061)
Due to affiliates, net	31,044	19,166	(31,664)	—	18,546
Proceeds from sale of assets	2,537	—	—	—	2,537

Net cash provided by (used in) investing activities	(1,040,669)	8,830	(612)	—	(1,032,451)

Cash flows from financing activities:
Principal payments on long-term debt	—	(1,400)	—	—	(1,400)
Proceeds from issuance of long-term debt	879,484	—	—	—	879,484
Payments of deferred financing costs	(3,979)	—	—	—	(3,979)

Net cash provided by (used in) financing activities	875,505	(1,400)	—	—	874,105

Cash and cash equivalents:
(Decrease) increase in cash and cash equivalents	(23,241)	35	—	—	(23,206)
Balance, beginning of period	146,556	(35)	—	—	146,521

Balance, end of period	$123,315	$—	$—	$—	$123,315

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS INFORMATION

YEAR ENDED DECEMBER 31, 2007

(amounts in thousands)

	Issuers	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminating Entries	Total
Cash flows from operating activities:
Net income (loss)	$124,219	$(6,109)	$1,891	$4,218	$124,219
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	147,413	5,426	—	—	152,839
Stock-based compensation	8,031	—	—	—	8,031
Loss from extinguishment of debt	—	157	—	—	157
Amortization and writeoff of deferred financing costs and other	10,795	13	—	—	10,808
Equity in income (loss) from unconsolidated affiliates, net of distributions	4,218	431	—	(4,218)	431
Provision for doubtful accounts	21,139	—	—	—	21,139
Property charges and other	6,005	—	—	—	6,005
Decrease in swap fair value	4,372	—	—	—	4,372
Increase (decrease) in cash from changes in:
Receivables	(41,744)	(38)	—	—	(41,782)
Inventories and prepaid expenses and other assets	(7,252)	230	—	—	(7,022)
Accounts payable and accrued expenses	35,963	89	—	—	36,052
Due to affiliates, net	7,642	(7,177)	—	—	465

Net cash provided by (used in) operating activities	320,801	(6,978)	1,891	—	315,714

Cash flows from investing activities:
Capital expenditures, net of construction payables and retentions	(667,060)	(11,420)	—	—	(678,480)
Restricted cash and investments	143,586	—	22,879	—	166,465
Deposits and other assets	(21,542)	(4,707)	—	—	(26,249)
Due to affiliates, net	(20,585)	20,634	(24,770)	—	(24,721)
Proceeds from sale of assets	964	—	—	—	964

Net cash provided by (used in) investing activities	(564,637)	4,507	(1,891)	—	(562,021)

Cash flows from financing activities:
Principal payments on long-term debt	(243,352)	(39,559)	—	—	(282,911)
Proceeds from issuance of long-term debt	543,460	42,000	—	—	585,460
Payments of deferred financing costs	(3,541)	—	—	—	(3,541)

Net cash provided by financing activities	296,567	2,441	—	—	299,008

Cash and cash equivalents:
Increase (decrease) in cash and cash equivalents	52,731	(30)	—	—	52,701
Balance, beginning of period	93,825	(5)	—	—	93,820

Balance, end of period	$146,556	$(35)	$—	$—	$146,521

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. Quarterly Financial Information (Unaudited)

The following table presents selected quarterly financial information for 2009 and 2008 (amounts in thousands):

	Year Ended December 31, 2009
	First	Second	Third	Fourth	Year
Net revenues	$291,522	$312,959	$324,461	$301,178	$1,230,120
Operating loss	(58,383)	(8,346)	(20,886)	(56,664)	(144,279)
Net loss	(95,464)	(46,183)	(63,751)	(104,472)	(309,870)

	Year Ended December 31, 2008
	First	Second	Third	Fourth	Year
Net revenues	$287,601	$295,468	$294,800	$222,022	$1,099,891
Operating income (loss)	(8,873)	20,343	(332)	(69,754)	(58,616)
Net income (loss)	(28,767)	5,078	(16,098)	(90,007)	(129,794)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2009, the Company’s disclosure controls and procedures are effective, at the reasonable assurance level, in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely discussions regarding required disclosure.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.

Based on our assessment, management believes that, as of December 31, 2009, the Company’s internal control over financial reporting was effective.

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

Item 14. Principal Accountant Fees and Services

The following table shows the fees paid or accrued by us for audit and other services provided by our auditors, Ernst & Young LLP, during each of the years ended December 31, 2009 and 2008:

	Aggregate Fees
Category	2009	2008
Audit fees	$260,095	$290,600
Audit-related fees	$—	$—
Tax fees	$—	$—
All other fees	$—	$—

“Audit fees” includes the aggregate fees billed by our principal auditors for professional services rendered for the audit of our consolidated financial statements for the year ended December 31. “Audit fees” also includes amounts billed for services provided in connection with debt offerings in 2009 and 2008.

All of the principal accounting fees and services were pre-approved by the Audit Committee in 2009 and 2008. The Audit Committee pre-approves services either by: (1) approving a request from management to engage our principal auditors for a specific project at a specific fee or rate or (2) by pre-approving certain types of services that would comprise the fees within each of the above categories at our principal auditors usual and customary rates.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)1. The following consolidated financial statements of the Company are filed as part of this report under Item 8—Financial Statements and Supplemental Data.

•	Report of Independent Registered Public Accounting Firm
•	Consolidated Balance Sheets as of December 31, 2009 and 2008
•	Consolidated Statements of Operations for the years ended December 31, 2009, 2008 and 2007
•	Consolidated Statements of Member’s Equity for the years ended December 31, 2009, 2008 and 2007
•	Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007
•	Notes to Consolidated Financial Statements

(a)2. Financial Statement Schedules

•	Schedule II—Valuation and Qualifying Accounts

We have omitted all other financial statement schedules because they are not required or are not applicable, or the required information is shown in the consolidated financial statements or notes to the consolidated financial statements.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(amounts in thousands)

Description	Balance at January 1, 2009	Provisions for Doubtful Accounts	Write-offs, Net of Recoveries	Balance at December 31, 2009
Allowance for doubtful accounts	$65,414	12,438	(10,446)	$67,406

Description	Balance at January 1, 2008	Provisions for Doubtful Accounts	Write-offs, Net of Recoveries	Balance at December 31, 2008
Allowance for doubtful accounts	$50,604	24,887	(10,077)	$65,414

Description	Balance at January 1, 2007	Provisions for Doubtful Accounts	Write-offs, Net of Recoveries	Balance at December 31, 2007
Allowance for doubtful accounts	$35,002	21,139	(5,537)	$50,604

(a)3. Exhibits

Exhibits that are not filed herewith have been previously filed with the SEC and are incorporated herein by reference.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Second Amended and Restated Articles of Organization of Wynn Las Vegas, LLC. (1)

3.2	Second Amended and Restated Operating Agreement of Wynn Las Vegas, LLC. (1)

3.3	First Amended and Restated Articles of Incorporation of Wynn Las Vegas Capital Corp. (1)

3.4	Certificate of Amendment of the Articles of Incorporation of Wynn Las Vegas Capital Corp. (1)

3.5	First Amended and Restated Bylaws of Wynn Las Vegas Capital Corp. (1)

3.6	First Amendment to the First Amended and Restated Bylaws of Wynn Las Vegas Capital Corp. (1)

3.7	Second Amendment to the First Amended and Restated Bylaws of Wynn Las Vegas Capital Corp. (1)

3.8	Articles of Organization of Kevyn, LLC (19)

3.9	Operating Agreement of Kevyn, LLC (19)

3.10	Amended and Restated Articles of Organization of Wynn Golf, LLC. (1)

3.11	First Amended and Restated Operating Agreement of Wynn Golf, LLC. (1)

3.12	Second Amended and Restated Articles of Organization of Las Vegas Jet, LLC. (1)

3.13	Second Amended and Restated Operating Agreement of Las Vegas Jet, LLC. (1)

3.14	Articles of Organization of Wynn Sunrise, LLC. (1)

3.15	First Amended and Restated Operating Agreement of Wynn Sunrise, LLC. (1)

3.16	Second Amended and Restated Articles of Organization of World Travel, LLC. (1)

3.17	Second Amended and Restated Operating Agreement of World Travel, LLC. (1)

3.18	First Amended and Restated Articles of Organization of Wynn Show Performers, LLC. (1)

3.19	First Amended and Restated Operating Agreement of Wynn Show Performers, LLC. (1)

4.1	Indenture, dated as of December 14, 2004, among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., the Guarantors set forth therein and U.S. Bank National Association, as trustee. (3)

4.2	Supplemental Indenture, dated as of December 14, 2004, among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., the Guarantors set forth therein and Wells Fargo Bank, National Association, as trustee. (3)

4.3	First Supplemental Indenture, dated as of June 29, 2005, among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., the Guarantors set forth therein and U.S. Bank National Association, as trustee. (8)

4.4	Second Supplemental Indenture, dated as of July 29, 2005, among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., the Guarantors set forth therein and U.S. Bank National Association, as trustee. (19)

4.5	Indenture, dated as of October 19, 2009, among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., the Guarantors set forth therein and U.S. Bank National Association, as trustee. (22)

Exhibit No.	Description
4.6	Registration Rights Agreement, dated as of December 14, 2004, by and among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., the Guarantor signatories thereto and Deutsche Bank Securities Inc., Banc of America Securities LLC, Bear, Stearns & Co. Inc., J.P. Morgan Securities Inc. and SG Americas Securities, LLC. (4)

4.7	Registration Rights Agreement, dated as of November 6, 2007, by and among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., the Guarantor signatories thereto and Deutsche Bank Securities Inc., Banc of America Securities LLC. (16)

4.8	Registration Rights Agreement, dated as of October 19, 2009, by and among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., the Guarantors set forth therein, Deutsche Bank Securities Inc. and Banc of America Securities LLC. (22)

10.1	Amended and Restated Master Disbursement Agreement, dated as of October 25, 2007, by and among Wynn Las Vegas, LLC, Deutsche Bank Trust Company Americas, as the initial Bank Agent, and Deutsche Bank Trust Company America, as the initial Disbursement Agent. (17)

10.2	First Amendment to Amended and Restated Master Disbursement Agreement, dated as of October 31, 2007, by and among Wynn Las Vegas, LLC, Deutsche Bank Trust Company Americas, as the initial Bank Agent, and Deutsche Bank Trust Company America, as the initial Disbursement Agent. (15)

10.3	Second Amendment to Amended and Restated Master Disbursement Agreement, dated as of November 6, 2007, by and among Wynn Las Vegas, LLC, Deutsche Bank Trust Company Americas, as the Bank Agent, and Deutsche Bank Trust Company Americas, as the Disbursement Agent. (16)

10.4	Third Amendment to Amended and Restated Master Disbursement Agreement, dated October 19, 2009, by and among Wynn Las Vegas, LLC, Deutsche Bank Trust Company Americas, as the Bank Agent, and Deutsche Bank Trust Company Americas, as the Disbursement Agent. (22)

10.5	Promissory Note and Agreement, dated May 24, 2005, by Wells Fargo Northwest, National Association, not in its individual capacity but solely as owner trustee, and World Travel, LLC; and accepted and agreed to by Bank of America, N.A., as lender and Wells Fargo Bank, National Association, not in its individual capacity but solely as collateral agent. (9)

10.6	Promissory Note and Agreement, dated May 24, 2005, by Wells Fargo Northwest, National Association, not in its individual capacity but solely as owner trustee, and World Travel, LLC; and accepted and agreed to by The CIT Group / Equipment Financing, Inc., as lender and Wells Fargo Bank, National Association, not in its individual capacity but solely as collateral agent. (9)

10.7	Aircraft Security Agreement, dated May 24, 2005, between Wells Fargo Northwest, National Association, not in its individual capacity but solely as owner trustee, World Travel, LLC and Wells Fargo Bank, National Association, not in its individual capacity but solely as collateral agent. (9)

10.8	Guaranty, dated May 24, 2005, by Wynn Las Vegas, LLC in favor of The CIT Group / Equipment Financing, Inc., Bank of America, N.A. and Wells Fargo Bank, National Association, not in its individual capacity but solely as collateral agent. (9)

10.9	Agreement of Termination, dated June 30, 2005, by and between Stephen A. Wynn and Wynn Las Vegas, LLC. (10)

10.10	Fourth Amended and Restated Art Rental and Licensing Agreement, dated as of June 30, 2005, between Stephen A. Wynn, as lessor, Wynn Gallery, LLC, as lessee. (10)

10.11	Lump Sum Agreement, by and between Wynn Las Vegas, LLC and Wadsworth Golf Construction Company, effective as of February 18, 2003. (6)

Exhibit No.	Description
10.12	Completion Guaranty, dated December 14, 2004, by Wynn Completion Guarantor, LLC in favor of Deutsche Bank Trust Company Americas, as the Bank Agent, and U.S. Bank National Association, as Indenture Trustee. (4)

10.13	Purchase Agreement, dated October 25, 2002, by and among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp. and Stephen A. Wynn. (2)

10.14	Purchase Agreement, dated October 25, 2002, by and among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp. and Aruze USA, Inc. (2)

10.15	Acknowledgement and Agreement, dated as of September 1, 2004, among Wynn Las Vegas, LLC, Wells Fargo Bank, National Association and the lenders named therein. (7)

10.16	Third Amended and Restated Art Rental and Licensing Agreement, dated as of August 6, 2004, by and between Stephen A. Wynn and Wynn Las Vegas, LLC. (5)

10.17	Deed of Trust, Assignment of Rents and Leases, Security Agreement and Fixture Filing, dated as of December 14, 2004, made by Wynn Las Vegas, LLC, as trustor, to Nevada Title Company, as trustee, for the benefit of Deutsche Bank Trust Company Americas, as collateral agent. (4)

10.18	Deed of Trust, Assignment of Rents and Leases, Security Agreement and Fixture Filing, dated as of December 14, 2004, made by Wynn Sunrise, LLC, as trustor, to Nevada Title Company, as trustee, for the benefit of Deutsche Bank Trust Company Americas, as collateral agent. (4)

10.19	Deed of Trust, Assignment of Rents and Leases, Security Agreement and Fixture Filing, dated as of December 14, 2004, made by Wynn Golf, LLC, as trustor, to Nevada Title Company, as trustee, for the benefit of Deutsche Bank Trust Company Americas, as collateral agent. (4)

10.20	Guarantee and Collateral Agreement, dated as of December 14, 2004, made by Wynn Resorts Holdings, LLC, Wynn Las Vegas, LLC, Wynn Show Performers, LLC, Wynn Las Vegas Capital Corp., Wynn Golf, LLC, World Travel, LLC, Las Vegas Jet, LLC, Wynn Sunrise, LLC and the other Grantors from time to time party thereto in favor of Deutsche Bank Trust Company Americas, as administrative agent. (4)

10.21	Intercreditor Agreement, dated as of December 14, 2004, among Deutsche Bank Trust Company Americas, as bank agent, Deutsche Bank Trust Company Americas, as collateral agent, and U.S. Bank National Association, as trustee. (3)

10.22	Pledge and Security Agreement, dated as of December 14, 2004, made by Wynn Resorts Holdings, LLC, Wynn Las Vegas, LLC, Wynn Show Performers, LLC, Wynn Las Vegas Capital Corp., Wynn Golf, LLC, World Travel, LLC, Las Vegas Jet, LLC, Wynn Sunrise, LLC and the other Grantors from time to time party thereto in favor of Deutsche Bank Trust Company Americas, as administrative agent. (4)

10.23	Management Fees Subordination Agreement, dated as of December 14, 2004, by Wynn Resorts, Limited, Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., and those subsidiaries of Wynn Las Vegas, LLC listed on Exhibit A hereto in favor of Deutsche Bank Trust Company Americas, as administrative agent, and U.S. Bank National Association, as trustee. (4)

10.24	Management Agreement, made as of December 14, 2004, by and among Wynn Las Vegas, LLC, Wynn Show Performers, LLC, Wynn Las Vegas Capital Corp., Wynn Golf, LLC, World Travel, LLC, Las Vegas Jet, LLC, Wynn Sunrise, LLC, and Wynn Resorts, Limited. (4)

10.25	Irrevocable Trust Agreement, dated as of December 14, 2004, by and among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., and Wells Fargo Bank, National Association, as Trustee. (4)

Exhibit No.	Description
10.26	Amended and Restated Project Administration Services Agreement, dated December 14, 2004, between Wynn Las Vegas, LLC and Wynn Design & Development, LLC. (4)

10.27	Intellectual Property License Agreement, dated as of December 14, 2004, by and among Wynn Resorts Holdings, Wynn Resorts, Limited and Wynn Las Vegas, LLC. (4)

10.28	Employment Agreement, dated as of August 31, 2005, between Wynn Las Vegas, LLC and Andrew Pascal. (11)

10.29	First Amendment to Employment Agreement, dated December 31, 2008, by and between Wynn Las Vegas, LLC and Andrew Pascal. (13)

10.30	Employment Agreement, dated as of May 5, 2009 by and between Wynn Las Vegas, LLC and Scott Peterson. (23)

10.31	Amended and Restated Credit Agreement, dated as of August 15, 2006 among Wynn Las Vegas, LLC, as the Borrower, several lenders and agents, and Deutsche Bank Trust Company Americas, as Administrative Agent. (18)

10.32	First Amendment to Amended and Restated Credit Agreement dated April 9, 2007 among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., Wynn Show Performers, LLC, Wynn Golf, LLC, Wynn Sunrise, LLC, World Travel, LLC, Kevyn, LLC, Las Vegas Jet, LLC, and Deutsche Bank Trust Company Americas, as Administrative Agent on behalf of the several banks and other financial institutions or entities from time to time party to Wynn Las Vegas LLC’s Amended and Restated Credit Agreement, dated as of August 15, 2006. (14)

10.33	Second Amendment to Amended and Restated Credit Agreement dated October 31, 2007 among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., Wynn Show Performers, LLC, Wynn Golf, LLC, Wynn Sunrise, LLC, World Travel, LLC, Kevyn, LLC, Las Vegas Jet, LLC, Wynn Resorts Holdings, LLC, Wynn Completion Guarantors, LLC and Deutsche Bank Trust Company Americas, as Administrative Agent on behalf of the several banks and other financial institutions or entities from time to time party to Wynn Las Vegas LLC’s Amended and Restated Credit Agreement, dated as of August 15, 2006. (15)

10.34	Third Amendment to Amended and Restated Credit Agreement dated as of September 17, 2008 among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., Wynn Show Performers, LLC, Wynn Golf, LLC, Wynn Sunrise, LLC, World Travel, LLC, Kevyn, LLC, Las Vegas Jet, LLC, Wynn Resorts Holdings, LLC, Wynn Completion Guarantor, LLC and Deutsche Bank Trust Company Americas, as Administrative Agent on behalf of the several banks and other financial institutions or entities from time to time party to Wynn Las Vegas, LLC’s Amended and Restated Credit Agreement, dated as of August 15, 2006. (12)

10.35	Fourth Amendment to Amended and Restated Credit Agreement, dated as of April 17, 2009, among Wynn Las Vegas, LLC and Wynn Las Vegas Capital Corp., Wynn Show Performers, LLC, Wynn Golf, LLC, Wynn Sunrise, LLC, World Travel, LLC, Kevyn, LLC, Las Vegas Jet, LLC, Wynn Resorts Holdings, LLC, Wynn Completion Guarantors, LLC and Deutsche Bank Trust Company Americas, as Administrative Agent on behalf of the several banks and other financial institutions or entities from time to time party to Wynn Las Vegas LLC’s Amended and Restated Credit Agreement, dated as of August 15, 2006. (20)

Exhibit No.	Description
10.36	Fifth Amendment to Amended and Restated Credit Agreement, dated as of September 10, 2009, among Wynn Las Vegas, LLC and Wynn Las Vegas Capital Corp., Wynn Show Performers, LLC, Wynn Golf, LLC, Wynn Sunrise, LLC, World Travel, LLC, Kevyn, LLC, Las Vegas Jet, LLC, Wynn Resorts Holdings, LLC, Wynn Completion Guarantors, LLC and Deutsche Bank Trust Company Americas, as Administrative Agent on behalf of the several banks and other financial institutions or entities from time to time party to Wynn Las Vegas LLC’s Amended and Restated Credit Agreement, dated as of August 15, 2006. (21)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (24)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (24)

32	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (24)

(1)	Previously filed with the Registration Statement on Form S-4 (File No. 333-124052) filed by the registrant on April 13, 2005.
(2)	Incorporated by reference from the Current Report on Form 8-K filed by Wynn Resorts on November 18, 2002.
(3)	Incorporated by reference from the Current Report on Form 8-K filed by Wynn Resorts on December 17, 2004.
(4)	Incorporated by reference from the Annual Report on Form 10-K filed by Wynn Resorts on March 15, 2005.
(5)	Incorporated by reference from the Quarterly Report on Form 10-Q filed by Wynn Resorts on November 4, 2004.
(6)	Incorporated by reference from the Quarterly Report on Form 10-Q filed by Wynn Resorts on May 15, 2003.
(7)	Incorporated by reference from the Current Report on Form 8-K filed by Wynn Resorts on September 8, 2004.
(8)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on June 29, 2005.
(9)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on May 25, 2005.
(10)	Incorporated by reference from the Periodic Report on form 10-Q filed by Wynn Resorts, Limited on August 2, 2005.
(11)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on September 1, 2005.
(12)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on September 19, 2008.
(13)	Incorporated by reference from the Annual Report on Form 10-K filed by the Registrant on March 2, 2009.
(14)	Incorporated by reference from the Quarterly Report on Form 10-Q filed by the Registrant on August 9, 2007.
(15)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on November 1, 2007.
(16)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on November 13, 2007.
(17)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on October 31, 2007.
(18)	Incorporated by reference from the Quarterly Report on Form 10-Q filed by the Registrant on November 9, 2006.
(19)	Incorporated by reference from the Annual Report on Form 10-K filed by the Registrant on February 22, 2008.

(20)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on April 21, 2009.
(21)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on September 14, 2009.
(22)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on October 20, 2009.
(23)	Incorporated by reference from the Current Report on Form 8-K filed by Wynn Resorts on May 8, 2009.
(24)	Filed herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WYNN LAS VEGAS, LLC

Dated: February 26, 2010	By	/S/ ANDREW PASCAL
Andrew Pascal Chief Operating Officer and President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ STEPHEN A. WYNN Stephen A. Wynn	Chairman of the Board	February 26, 2010

/S/ KAZUO OKADA Kazuo Okada	Vice Chairman of the Board	February 26, 2010

/S/ LINDA CHEN Linda Chen	President, Wynn International Marketing and Director	February 26, 2010

/S/ RUSSELL GOLDSMITH Russell Goldsmith	Director	February 26, 2010

/S/ RAY R. IRANI Dr. Ray R. Irani	Director	February 26, 2010

/S/ ROBERT J. MILLER Robert J. Miller	Director	February 26, 2010

/S/ JOHN A. MORAN John A. Moran	Director	February 26, 2010

/S/ ALVIN V. SHOEMAKER Alvin V. Shoemaker	Director	February 26, 2010

/S/ D. BOONE WAYSON D. Boone Wayson	Director	February 26, 2010

/S/ ELAINE P. WYNN Elaine P. Wynn	Director	February 26, 2010

/S/ ALLAN ZEMAN Allan Zeman	Director	February 26, 2010

/S/ ANDREW PASCAL Andrew Pascal	Chief Operating Officer and President (Principal Executive Officer)	February 26, 2010

/S/ SCOTT PETERSON Scott Peterson	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 26, 2010