Form 10-Q
period 2010-03-31
WYNN LAS VEGAS LLC
filed 2010-05-07
CIK 1180638

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Wynn Resorts Holdings, LLC owns all of the membership interests of the Registrant as of May 7, 2010.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands)

(unaudited)

	March 31, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$46,506	$66,354
Receivables, net	118,716	110,860
Inventories	79,462	80,861
Prepaid expenses and other	19,420	25,187

Total current assets	264,104	283,262
Property and equipment, net	3,808,409	3,851,668
Intangible assets, net	14,357	14,875
Deferred financing costs, net	39,854	42,025
Deposits and other assets	55,091	58,733
Investment in unconsolidated affiliates	3,817	3,761

Total assets	$4,185,632	$4,254,324

LIABILITIES AND MEMBER’S EQUITY
Current liabilities:
Current portion of long-term debt	$1,050	$1,050
Accounts payable	24,193	28,226
Accrued interest	55,973	17,595
Accrued compensation and benefits	42,125	37,521
Gaming taxes payable	11,928	7,111
Other accrued expenses	17,226	16,198
Customer deposits	58,183	101,507
Due to affiliates, net	22,928	21,480

Total current liabilities	233,606	230,688
Long-term debt	2,551,602	2,551,520
Due to affiliates, net	87,113	82,339
Interest rate swap	6,502	4,224

Total liabilities	2,878,823	2,868,771

Commitments and contingencies (Note 10)

Member’s equity:
Contributed capital	1,915,094	1,912,146
Accumulated deficit	(608,285)	(526,593)

Total member’s equity	1,306,809	1,385,553

Total liabilities and member’s equity	$4,185,632	$4,254,324

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands)

(unaudited)

	Three months ended March 31,
	2010	2009
Operating revenues:
Casino	$139,510	$117,481
Rooms	77,595	85,089
Food and beverage	95,943	96,909
Entertainment, retail and other	51,627	46,353

Gross revenues	364,675	345,832
Less: promotional allowances	(46,068)	(54,310)

Net revenues	318,607	291,522

Operating costs and expenses:
Casino	76,827	75,984
Rooms	30,598	26,344
Food and beverage	57,986	57,141
Entertainment, retail and other	35,887	29,453
General and administrative	59,821	64,662
Provision for doubtful accounts	6,640	584
Management fees	4,774	4,354
Pre-opening costs	379	—
Depreciation and amortization	78,926	77,444
Property charges and other	1,254	13,940

Total operating costs and expenses	353,092	349,906

Operating loss	(34,485)	(58,384)

Other income (expense):
Interest income and other	91	12
Interest expense, net of capitalized interest	(45,076)	(36,841)
Decrease in swap fair value	(2,278)	—
Equity in income (loss) from unconsolidated affiliates	56	(251)

Other income (expense), net	(47,207)	(37,080)

Net loss	$(81,692)	$(95,464)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(81,692)	$(95,464)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	78,926	77,444
Stock-based compensation	2,948	2,178
Amortization and writeoff of deferred financing costs and other	4,426	6,166
Equity in income from unconsolidated affiliates, net of distributions	(56)	619
Provision for doubtful accounts	6,640	584
Property charges and other	1,254	13,940
Decrease in swap fair value	2,278	—
Increase (decrease) in cash from changes in:
Receivables	(14,496)	11,181
Inventories and prepaid expenses and other	6,622	3,127
Accounts payable and accrued expenses	1,470	(32,223)
Due to affiliates, net	1,549	7,703

Net cash provided by (used in) operating activities	9,869	(4,745)

Cash flows from investing activities:
Capital expenditures, net of construction payables and retention	(35,458)	(115,028)
Purchase of other assets	(382)	(2,755)
Due to affiliates, net	6,473	(3,663)

Net cash used in investing activities	(29,367)	(121,446)

Cash flows from financing activities:
Principal payments on long-term debt	(350)	(50,350)
Proceeds from issuance of long-term debt	—	50,000
Capital contribution from the Parent	—	100,000

Net cash provided by (used in) financing activities	(350)	99,650

Cash and cash equivalents:
Decrease in cash and cash equivalents	(19,848)	(26,541)
Balance, beginning of period	66,354	123,315

Balance, end of period	$46,506	$96,774

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

Wynn Las Vegas Capital Corp. (“Wynn Capital”) is a wholly owned subsidiary of the Company incorporated on June 3, 2002, solely for the purpose of obtaining financing for Wynn Las Vegas. Wynn Capital is authorized to issue 2,000 shares of common stock, par value $0.01. At March 31, 2010, the Company owned the one share that was issued and outstanding. Wynn Capital has neither any significant net assets nor has had any operating activity. Its sole function is to serve as the co-issuer of the mortgage notes described below. Wynn Las Vegas, LLC and Wynn Capital together are hereinafter referred to as the “Issuers”.

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

The accompanying condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results for the interim periods have been made. The results for the three months ended March 31, 2010 are not necessarily indicative of results to be expected for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

2. Summary of Significant Accounting Policies

Accounts Receivable and Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of casino accounts receivable. The Company issues credit in the form of “markers” to approved casino customers following investigations of creditworthiness. As of March 31, 2010 and December 31, 2009, approximately 71% and 68% respectively, of the Company’s markers were due from customers residing in foreign countries, primarily in Asia. Business or economic conditions or other significant events in these countries could affect the collectibility of such receivables.

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

The retail value of accommodations, food and beverage, and other services furnished to guests without charge is included in gross revenue and then deducted as promotional allowances. The estimated cost of providing such promotional allowances is primarily included in casino expenses as follows (amounts in thousands):

	Three Months Ended March 31,
	2010	2009
Rooms	$10,903	$14,384
Food and beverage	15,691	17,128
Entertainment, retail and other	4,821	2,700

Total	$31,415	$34,212

Gaming Taxes

The Company is subject to taxes based on gross gaming revenues, subject to applicable adjustments. These gaming taxes are an assessment on the Company’s gaming revenues and are recorded as an expense within the “Casino” line item in the accompanying Condensed Consolidated Statements of Operations. These taxes totaled approximately $9.7 million and $8.7 million for the three months ended March 31, 2010 and 2009, respectively.

Advertising Costs

The Company expenses advertising costs the first time the advertising takes place. Advertising costs incurred in development periods are included in pre-opening costs. Once a project is completed,

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

advertising costs are included in general and administrative expenses. For the three months ended March 31, 2010 and 2009, advertising costs totaled approximately $3.5 million and $6.9 million, respectively.

Share-based Compensation

The Company accounts for share based compensation related to equity shares of Wynn Resorts granted to its employees by recognizing the costs of the employee services received in exchange for the equity award instrument based on the grant date fair value of the awards over the service period. For the three months ended March 31, 2010 and 2009, the Company recorded $2.9 million and $2.2 million, respectively, in share based compensation with a corresponding credit to contributed capital.

Reclassifications

Certain amounts in the condensed consolidated financial statements for 2009 have been reclassified to be consistent with the current year presentation. These reclassifications had no effect on the previously reported net loss.

Recently Issued Accounting Standards

In June 2009, the Financial Accounting Standards Board (the “FASB”) issued new accounting standards regarding the consolidation of variable interest entities. These new accounting standards address the effects of elimination of the qualifying special-purpose entity concept from previous standards. These new accounting standards amend previous guidance in determining whether an enterprise has a controlling financial interest in a variable interest entity. This determination identifies the primary beneficiary of a variable interest entity as the enterprise that has both the power to direct the activities of a variable interest entity that most significantly impacts the entity’s economic performance and the ability to absorb losses or the right to receive benefits of the entity that could potentially be significant to the variable interest entity. The Company adopted the new accounting standards on January 1, 2010. The adoption of these new accounting standards did not have a material effect on the Company’s condensed consolidated financial statements.

3. Supplemental Disclosure of Cash Flow Information

Interest paid for the three months ended March 31, 2010 and 2009 totaled approximately $4.3 million and $6.2 million, respectively. Interest capitalized for the three months ended March 31, 2010 totaled approximately $0.2 million. There was no interest capitalized during the three months ended March 31, 2009.

During the three months ended March 31, 2010 and 2009, capital expenditures include a decrease of approximately $2 million and an increase of approximately $95 million, respectively, in construction payables and retention recorded through amounts due to affiliates.

4. Receivables, net

Receivables, net consisted of the following (amounts in thousands):

	March 31, 2010	December 31, 2009
Casino	$162,427	$149,786
Hotel	18,390	17,490
Other	10,309	10,990

	191,126	178,266
Less: allowance for doubtful accounts	(72,410)	(67,406)

	$118,716	$110,860

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

5. Property and Equipment, net

Property and equipment, net consisted of the following (amounts in thousands):

	March 31, 2010	December 31, 2009
Land and improvements	$692,677	$692,677
Buildings and improvements	2,559,798	2,554,224
Airplane	44,254	44,254
Furniture, fixtures and equipment	1,334,502	1,325,677
Construction in progress	39,564	23,973

	4,670,795	4,640,805
Less: accumulated depreciation	(862,386)	(789,137)

	$3,808,409	$3,851,668

6. Long-Term Debt

Long-term debt consisted of the following (amounts in thousands):

	March 31, 2010	December 31, 2009
6 5/8 % First Mortgage Notes, due December 1, 2014, net of original issue discount of $7,862 at March 31, 2010 and $8,214 at December 31, 2009	$1,626,368	$1,626,016
7 7/8 % First Mortgage Notes, due November 1, 2017, net of original issue discount of $10,449 at March 31, 2010 and $10,529 at December 31, 2009	489,551	489,471
Revolving Credit Facility; due July 15, 2013; interest at LIBOR plus 3.0%	252,717	252,717
Term Loan Facility; $40.2 million due September 30, 2012 with the remaining $40.2 million due August 15, 2013; interest at LIBOR plus 1.875%	80,446	80,446
$42 million Note Payable; due April 1, 2017; interest at LIBOR plus 1.25%	37,800	38,150
Payable to Affiliate	65,770	65,770

	2,552,652	2,552,570
Current portion of long-term debt	(1,050)	(1,050)

	$2,551,602	$2,551,520

6  5/8% First Mortgage Notes

On March 26, 2010, Wynn Las Vegas, LLC and Wynn Las Vegas Capital Corp. (the “issuers”), each a direct or indirect wholly owned subsidiary of Wynn Resorts, Limited, commenced an offer to exchange all outstanding 6 5/8% First Mortgage Notes due 2014 (the “2014 Notes”) for 7 7/8% First Mortgage Notes due 2020 (the “2020 Notes”) of the issuers, upon the terms and subject to the conditions set forth in an offering memorandum (the “offering memorandum”), and a related letter of transmittal (the “exchange offer”). The exchange offer was conditioned upon, among other things, the tender of at least $250 million aggregate principal amount of 2014 Notes. The 2020 Notes were offered only to qualified institutional buyers and outside the United States in accordance with Rule 144A and Regulation S, respectively, under the Securities Act of 1933, as amended (the “Securities Act”). As of April 23, 2010, the expiration date, approximately $382 million of the 2014 Notes were validly tendered for exchange to the 2020 Notes. This includes $30 million of the 2014 Notes that were purchased by Wynn Resorts in 2009. The exchange offer closed on April 28, 2010.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The 2020 Notes rank pari passu in right of payment with borrowings under Wynn Las Vegas, LLC’s credit facilities, the 2014 Notes and the issuers’ 7 7/8% First Mortgage Notes due 2017 (the “2017 Notes”). The 2020 Notes are senior secured obligations of the issuers, will be guaranteed by certain of Wynn Las Vegas, LLC’s subsidiaries and are secured by a first priority lien on substantially all of the existing and future assets of the issuers and guarantors and, subject to approval from the Nevada Gaming Commission, a first priority lien on the equity interests of Wynn Las Vegas, LLC, all of which is the same collateral that secures borrowings under Wynn Las Vegas, LLC’s credit facilities, the 2014 Notes and the 2017 Notes.

As further described in the offering memorandum, noteholders who validly tendered 2014 Notes prior to the early delivery time received an early delivery payment on April 28, 2010 of 1% of the amount tendered in cash which totaled approximately $3.8 million. In accordance with accounting standards, this will be included as deferred financing costs and amortized over the life of the 2020 Notes.

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

Debt Covenant Compliance

As of March 31, 2010, management believes the Company was in compliance with all debt covenants.

Fair Value of Long-term Debt

The net book value of the 2014 Notes and the 2017 Notes at March 31, 2010 and December 31, 2009, was approximately $2.18 billion. The estimated fair value of the First Mortgage Notes based upon most recent trades at March 31, 2010 and December 31, 2009, was approximately $2.2 billion and $2.1 billion, respectively. The net book value of the Company’s other debt instruments was $371 million and the approximate fair value of such debt was approximately $361 million as of March 31, 2010.

7. Interest Rate Swaps

The Company has entered into floating-for-fixed interest rate swap arrangements in order to manage interest rate risk relating to certain of its debt facilities. These interest rate swap agreements modify the Company’s exposure to interest rate risk by converting a portion of the Company’s floating-rate debt to a fixed rate. These interest rate swaps essentially fix the interest rate at the percentages noted below; however, changes in the fair value of the interest rate swaps for each reporting period have been recorded as an increase/decrease in swap fair value in the accompanying Condensed Consolidated Statements of Operations, as the interest rate swaps do not qualify for hedge accounting.

The Company measures the fair value of its interest rate swaps on a recurring basis pursuant to accounting standards for fair value measurements. These standards establish a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. The Company categorizes these interest rate swaps as Level 2.

The Company currently has one interest rate swap agreement to hedge a portion of the underlying interest rate risk on borrowings under the Wynn Las Vegas Credit Facilities. Under this swap agreement, the Company pays a fixed interest rate of 2.485% on borrowings of $250 million incurred under the Wynn Las Vegas Credit Facilities in exchange for receipts on the same amount at a variable interest rate based on the applicable LIBOR at the time of payment. This interest rate swap fixes the interest rate on $250 million of borrowings at approximately 5.485%. This interest rate swap agreement matures in November 2012. As of March 31, 2010 and December 31, 2009, the fair value of this interest rate swap was a liability of $ 6.5 million and $4.2 million, respectively.

8. Related Party Transactions, net

Amounts Due to Affiliates, net

As of March 31, 2010, the Company’s current Due to affiliates was primarily comprised of construction payables of approximately $17.8 million, construction retention of approximately $3.4 million and other net amounts due to affiliates totaling $1.7 million (including corporate allocations discussed below). The long-term Due to affiliates is management fees of approximately $87.1 million (equal to 1.5% of net revenues and payable upon meeting certain leverage ratios as specified in the documents governing the Company’s Credit Facilities and the First Mortgage Notes indentures).

As of December 31, 2009, the Company’s current Due to affiliates was primarily comprised of construction payables of approximately $21.4 million, construction retention of approximately $1.8 million and other net amounts due to affiliates totaling $1.7 million (including corporate allocations discussed below). The long-term Due to affiliates is management fees of $82.3 million (equal to 1.5% of net revenues and payable upon meeting certain leverage ratios as specified in the documents governing the Company’s Credit Facilities and the First Mortgage Notes indentures),

The Company periodically settles amounts due to affiliates with cash receipts and payments, except for the management fee, which is payable upon meeting certain leverage ratios specified in the documents governing the First Mortgage Notes and the Credit Facilities.

Corporate Allocations

The accompanying condensed consolidated statements of operations include allocations from Wynn Resorts for legal, accounting, human resources, information services, real estate, and other corporate support services. The corporate support service allocations have been determined on a basis that Wynn Resorts and the Company consider to be reasonable estimates of the utilization of service provided or the benefit received by the Company. Wynn Resorts maintains corporate offices at Wynn Las Vegas without charge from the Company. Through September 30, 2008, the Company settled these corporate allocation charges with Wynn Resorts on a periodic basis as discussed in “Amounts Due to Affiliates, net” above. Beginning in the fourth quarter of 2008 through the third quarter 2009, the Company did not settle its corporate allocation and accordingly, such allocations were recorded as a contribution to equity from Wynn Resorts. In the fourth quarter 2009, the Company resumed settling its corporate allocations with Wynn Resorts. During the three months ended March 31, 2010 and 2009, approximately $6.8 million and $5.8 million, respectively, were charged to the Company for such corporate allocations.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Amounts Due to Officers, net

The Company periodically provides services to Stephen A. Wynn, Chairman of the Board, Chief Executive Officer and one of the principal stockholders of Wynn Resorts (“Mr. Wynn”), and certain other executive officers and directors of Wynn Resorts, including household services, construction work and other personal services. The cost of these services is transferred to Wynn Resorts on a periodic basis. Mr. Wynn and these other officers and directors have amounts on deposit with Wynn Resorts to prepay any such items, which are replenished on an ongoing basis as needed. As of March 31, 2010, and December 31, 2009, Wynn Resorts owed Mr. Wynn and the other officers and directors approximately $402,139 and $789,095, respectively.

Villa Suite Lease

Mr. Wynn and Elaine P. Wynn, who is also a director of Wynn Resorts, each lease from year to year a villa suite in the Wynn Las Vegas resort. Pursuant to a lease agreement, as of July 1, 2008, the rent was $520,000 per year for a villa suite. In March 2009, this lease was amended to add an additional unit with no change in rent due to due to the significant deterioration in the Las Vegas rental market.

On March 17, 2010, Elaine P. Wynn and Wynn Las Vegas entered into an Agreement of Lease (the “EW Lease”) for the lease of a villa suite as Elaine P. Wynn’s personal residence. The EW Lease was approved by the Audit Committee of the Board of Directors of the Company. The term of the lease commenced as of March 1, 2010 and terminates December 31, 2010. Pursuant to the terms of the EW Lease, Elaine P. Wynn will pay annual rent equal to $350,000, which amount was determined by the Audit Committee with the assistance of a third-party appraisal. Certain services for, and maintenance of, the villa suite are included in the rental. The EW Lease superseded the terms of the prior agreement.

On March 18, 2010, Mr. Wynn and Wynn Las Vegas entered into an Amended and Restated Agreement of Lease (the “SW Lease”) for a villa to serve as Mr. Wynn’s personal residence. The SW Lease amends and restates a prior lease. The SW Lease was approved by the Audit Committee of the Board of Directors of the Company. The term of the SW lease commenced as of March 1, 2010 and runs concurrent with Mr. Wynn’s employment agreement with the Company; provided that either party may terminate on 90 days notice. Pursuant to the SW Lease, the rental value of the villa will be treated as imputed income to Mr. Wynn, and will be equal to the fair market value of the accommodations provided. Effective March 1, 2010, and for the first two years of the term of the SW Lease, the rental value will be $503,831 per year. The rental value for the villa will be re-determined every two years during the term of the lease by the Audit Committee, with the assistance of an independent third-party appraisal. Certain services for, and maintenance of, the villa is included in the rental.

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

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

9. Property Charges and Other

Property charges and other for the three months ended March 31, 2010 and 2009 were $1.3 million and $13.9 million, respectively. Property charges generally include costs related to the retirement of assets for remodels and asset abandonments. Property charges and other for the three months ended March 31, 2010, related to miscellaneous renovations and abandonments at Wynn Las Vegas and Encore.

Property charges and other for the three months ended March 31, 2009, include the write-off of $13.4 million of an aircraft purchase deposit. On February 19, 2009, the Company cancelled the agreement to purchase this aircraft. The deposit on the aircraft was refundable to the extent another buyer was found. Due to the uncertainty as to the recoverability of this deposit, the Company wrote off the deposit in the first quarter of 2009. In the second quarter of 2009 another buyer was found and we recovered $8.1 million of our deposit. The remaining property charges were related to miscellaneous renovations and abandonments at Wynn Las Vegas and Encore.

10. Commitments and Contingencies

Litigation

The Company does not have any material litigation as of March 31, 2010.

Sales and Use Tax on Complimentary Meals

In March 2008, the Nevada Supreme Court ruled, in the matter captioned Sparks Nugget, Inc. vs. The State of Nevada Ex Rel. Department of Taxation, that food and non-alcoholic beverages purchased for use in providing complimentary meals to customers and to employees was exempt from sales and use tax. In July 2008, the Court denied the State’s motion for rehearing. Through April 2008, Wynn Las Vegas has paid use tax on these items and has filed for refunds for the periods from April 2005 to April 2008. The amount subject to these refunds is approximately $5.4 million. As of March 31, 2010, the Company had not recorded a receivable related to this matter.

11. Consolidating Financial Information of Guarantors and Issuers

The following consolidating information relates to the Issuers of the First Mortgage Notes and their guarantor subsidiaries (World Travel, LLC; Las Vegas Jet, LLC; Wynn Show Performers, LLC; Wynn Golf, LLC; Kevyn, LLC; and Wynn Sunrise, LLC) and non-guarantor subsidiary (Wynn Completion Guarantor, LLC) as of March 31, 2010 and December 31, 2009, and for the three months ended March 31, 2010 and 2009.

The following consolidating information is presented in the form provided because: (i) the guarantor subsidiaries are wholly owned subsidiaries of Wynn Las Vegas, LLC (an issuer of the 6 5 /8% and 7 7/8% First Mortgage Notes); (ii) the guarantee is considered to be full and unconditional (that is, if the Issuers fail to make a scheduled payment, the guarantor subsidiaries are obligated to make the scheduled payment immediately and, if they do not, any holder of the 6 5/8% and 7 7/8% First Mortgage Notes may immediately bring suit directly against the guarantor subsidiaries for payment of all amounts due and payable); and (iii) the guarantee is joint and several.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION

AS OF MARCH 31, 2010

(amounts in thousands)

(unaudited)

	Issuers	Guarantor Subsidiaries	Nonguarantor Subsidiary	Eliminating Entries	Total
ASSETS
Current assets:
Cash and cash equivalents	$46,261	$240	$5	$—	$46,506
Receivables, net	118,716	—	—	—	118,716
Inventories	79,462	—	—	—	79,462
Prepaid expenses and other	19,104	316	—	—	19,420

Total current assets	263,543	556	5	—	264,104
Property and equipment, net	3,611,674	196,735	—	—	3,808,409
Intangible assets, net	8,213	6,144	—	—	14,357
Deferred financing costs, net	39,854	—	—	—	39,854
Deposits and other assets	55,091	—	—	—	55,091
Investment in unconsolidated affiliates	(17,300)	3,817	—	17,300	3,817

Total assets	$3,961,075	$207,252	$5	$17,300	$4,185,632

LIABILITIES AND MEMBER’S EQUITY
Current liabilities:
Current portion of long-term debt	$—	$1,050	$—	$—	$1,050
Accounts payable	24,193	—	—	—	24,193
Accrued interest	55,973	—	—	—	55,973
Accrued compensation and benefits	40,957	1,168	—	—	42,125
Gaming taxes payable	11,928	—	—	—	11,928
Other accrued expenses	17,183	43	—	—	17,226
Customer deposits	58,136	47	—	—	58,183
Due to affiliates, net	(162,571)	193,380	(7,881)	—	22,928

Total current liabilities	45,799	195,688	(7,881)	—	233,606
Long-term debt	2,514,852	36,750	—	—	2,551,602
Due to affiliates, net	87,113	—	—	—	87,113
Interest rate swap	6,502	—	—	—	6,502

Total liabilities	2,654,266	232,438	(7,881)	—	2,878,823

Commitments and contingencies

Member’s equity:
Contributed capital	1,915,094	12,530	—	(12,530)	1,915,094
Retained earnings (deficit)	(608,285)	(37,716)	7,886	29,830	(608,285)

Total member’s equity	1,306,809	(25,186)	7,886	17,300	1,306,809

Total liabilities and member’s equity	$3,961,075	$207,252	$5	$17,300	$4,185,632

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION

AS OF DECEMBER 31, 2009

(amounts in thousands)

	Issuers	Guarantor Subsidiaries	Nonguarantor Subsidiary	Eliminating Entries	Total
ASSETS
Current assets:
Cash and cash equivalents	$65,998	$351	$5	$—	$66,354
Receivables, net	110,860	—	—	—	110,860
Inventories	80,861	—	—	—	80,861
Prepaid expenses and other	24,864	323	—	—	25,187

Total current assets	282,583	674	5	—	283,262
Property and equipment, net	3,653,786	197,882	—	—	3,851,668
Intangible assets, net	8,731	6,144	—	—	14,875
Deferred financing costs, net	42,025	—	—	—	42,025
Deposits and other assets	58,733	—	—	—	58,733
Investment in unconsolidated affiliates	(16,450)	3,761	—	16,450	3,761

Total assets	$4,029,408	$208,461	$5	$16,450	$4,254,324

LIABILITIES AND MEMBER’S EQUITY
Current liabilities:
Current portion of long-term debt	$—	$1,050	$—	$—	$1,050
Accounts payable	28,226	—	—	—	28,226
Accrued interest	17,595	—	—	—	17,595
Accrued compensation and benefits	36,342	1,179	—	—	37,521
Gaming taxes payable	7,111	—	—	—	7,111
Other accrued expenses	16,153	45	—	—	16,198
Customer deposits	101,340	167	—	—	101,507
Due to affiliates, net	(163,895)	193,256	(7,881)	—	21,480

Total current liabilities	42,872	195,697	(7,881)	—	230,688
Long-term debt	2,514,420	37,100	—	—	2,551,520
Due to affiliates	82,339	—	—	—	82,339
Interest rate swap	4,224	—	—	—	4,224

Total liabilities	2,643,855	232,797	(7,881)	—	2,868,771

Commitments and contingencies

Member’s equity:
Contributed capital	1,912,146	12,530	—	(12,530)	1,912,146
Retained earnings (deficit)	(526,593)	(36,866)	7,886	28,980	(526,593)

Total member’s equity	1,385,553	(24,336)	7,886	16,450	1,385,553

Total liabilities and member’s equity	$4,029,408	$208,461	$5	$16,450	$4,254,324

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

THREE MONTHS ENDED MARCH 31, 2010

(amounts in thousands)

(unaudited)

	Issuers	Guarantor Subsidiaries	Nonguarantor Subsidiary	Eliminating Entries	Total
Operating revenues:
Casino	$139,510	$—	$—	$—	$139,510
Rooms	77,558	37	—	—	77,595
Food and beverage	95,943	—	—	—	95,943
Entertainment, retail and other	51,683	—	—	(56)	51,627

Gross revenues	364,694	37	—	(56)	364,675
Less: promotional allowances	(46,068)	—	—	—	(46,068)

Net revenues	318,626	37	—	(56)	318,607

Operating costs and expenses:
Casino	76,827	—	—	—	76,827
Rooms	30,561	37	—	—	30,598
Food and beverage	57,986	—	—	—	57,986
Entertainment, retail and other	35,887	—	—	—	35,887
General and administrative	60,269	(392)	—	(56)	59,821
Provision for doubtful accounts	6,640	—	—	—	6,640
Management fees	4,774	—	—	—	4,774
Pre-opening costs	379	—	—	—	379
Depreciation and amortization	77,779	1,147	—	—	78,926
Property charges and other	1,254	—	—	—	1,254

Total operating costs and expenses	352,356	792	—	(56)	353,092

Operating loss	(33,730)	(755)	—	—	(34,485)

Other income (expense):
Interest income and other	82	9	—	—	91
Interest expense, net of capitalized interest	(44,916)	(160)	—	—	(45,076)
Decrease in swap fair value	(2,278)	—	—	—	(2,278)
Equity in income (loss) from unconsolidated affiliates	(850)	56	—	850	56

Other income (expense), net	(47,962)	(95)	—	850	(47,207)

Net income (loss)	$(81,692)	$(850)	$—	$850	$(81,692)

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

THREE MONTHS ENDED MARCH 31, 2009

(amounts in thousands)

(unaudited)

	Issuers	Guarantor Subsidiaries	Nonguarantor Subsidiary	Eliminating Entries	Total
Operating revenues:
Casino	$117,481	$—	$—	$—	$117,481
Rooms	85,089	—	—	—	85,089
Food and beverage	96,909	—	—	—	96,909
Entertainment, retail and other	46,102	—	—	251	46,353

Gross revenues	345,581	—	—	251	345,832
Less: promotional allowances	(54,310)	—	—	—	(54,310)

Net revenues	291,271	—	—	251	291,522

Operating costs and expenses:
Casino	75,984	—	—	—	75,984
Rooms	26,344	—	—	—	26,344
Food and beverage	57,141	—	—	—	57,141
Entertainment, retail and other	29,453	—	—	—	29,453
General and administrative	65,127	(716)	—	251	64,662
Provision for doubtful accounts	584	—	—	—	584
Management fees	4,354	—	—	—	4,354
Pre-opening costs	—	—	—	—	—
Depreciation and amortization	76,260	1,184	—	—	77,444
Property charges and other	590	13,350	—	—	13,940

Total operating costs and expenses	335,837	13,818	—	251	349,906

Operating loss	(44,566)	(13,818)	—	—	(58,384)

Other income (expense):
Interest income	12	—	—	—	12
Interest expense, net of capitalized interest	(36,548)	(293)	—	—	(36,841)
Decrease in swap fair value	—	—	—	—	—
Equity in income (loss) from unconsolidated affiliates	(14,362)	(251)	—	14,362	(251)

Other income (expense), net	(50,898)	(544)	—	14,362	(37,080)

Net income (loss)	$(95,464)	$(14,362)	$—	$14,362	$(95,464)

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS INFORMATION

THREE MONTHS ENDED MARCH 31, 2010

(amounts in thousands)

(unaudited)

	Issuers	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminating Entries	Total
Cash flows from operating activities:
Net income (loss)	$(81,692)	$(850)	$—	$850	$(81,692)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	77,779	1,147	—	—	78,926
Stock-based compensation	2,948	—	—	—	2,948
Amortization and writeoff of deferred financing costs and other	4,426	—	—	—	4,426
Equity in income (loss) from unconsolidated affiliates, net of distributions	850	(56)	—	(850)	(56)
Provision for doubtful accounts	6,640	—	—	—	6,640
Property charges and other	1,254	—	—	—	1,254
Decrease in swap fair value	2,278	—	—	—	2,278
Increase (decrease) in cash from changes in:
Receivables	(14,496)	—	—	—	(14,496)
Inventories and prepaid expenses and other	6,615	7	—	—	6,622
Accounts payable, accrued expenses and other	1,603	(133)	—	—	1,470
Due to affiliates, net	3,336	(1,787)	—	—	1,549

Net cash provided by (used in) operating activities	11,541	(1,672)	—	—	9,869

Cash flows from investing activities:
Capital expenditures, net of construction payables and retentions	(35,458)	—	—	—	(35,458)
Purchase of other assets	(382)	—	—	—	(382)
Due to affiliates, net	4,562	1,911	—	—	6,473

Net cash provided by (used in) investing activities	(31,278)	1,911	—	—	(29,367)

Cash flows from financing activities:
Principal payments on long-term debt	—	(350)	—	—	(350)
Capital contribution from the Parent	—	—	—	—	—

Net cash used in financing activities	—	(350)	—	—	(350)

Cash and cash equivalents:
Decrease in cash and cash equivalents	(19,737)	(111)	—	—	(19,848)
Balance, beginning of period	65,998	351	5	—	66,354

Balance, end of period	$46,261	$240	$5	$—	$46,506

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS INFORMATION

THREE MONTHS ENDED MARCH 31, 2009

(amounts in thousands)

(unaudited)

	Issuers	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminating Entries	Total
Cash flows from operating activities:
Net income (loss)	$(95,464)	$(14,362)	$—	$14,362	$(95,464)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	76,260	1,184	—	—	77,444
Stock-based compensation	2,178	—	—	—	2,178
Amortization and writeoff of deferred financing costs and other	6,166	—	—	—	6,166
Equity in income (loss) from unconsolidated affiliates, net of distributions	14,362	619	—	(14,362)	619
Provision for doubtful accounts	584	—	—	—	584
Property charges and other	590	13,350	—	—	13,940
Decrease in swap fair value	—	—	—	—	—
Increase (decrease) in cash from changes in:
Receivables	11,176	—	5	—	11,181
Inventories and prepaid expenses and other	3,270	(143)	—	—	3,127
Accounts payable, accrued expenses and other	(32,231)	8	—	—	(32,223)
Due to affiliates, net	9,355	(1,652)	—	—	7,703

Net cash provided by (used in) operating activities	(3,754)	(996)	5	—	(4,745)

Cash flows from investing activities:
Capital expenditures, net of construction payables and retentions	(114,968)	(60)	—	—	(115,028)
Purchase of other assets	(2,755)	—	—	—	(2,755)
Due to affiliates, net	(5,069)	1,406	—	—	(3,663)

Net cash provided by (used in) investing activities	(122,792)	1,346	—	—	(121,446)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	50,000	—	—	—	50,000
Principal payments on long-term debt	(50,000)	(350)	—	—	(50,350)
Capital contribution from the Parent	100,000	—	—	—	100,000

Net cash used in financing activities	100,000	(350)	—	—	99,650

Cash and cash equivalents:
Decrease in cash and cash equivalents	(26,546)	—	5	—	(26,541)
Balance, beginning of period	123,315	—	—	—	123,315

Balance, end of period	$96,769	$—	$5	$—	$96,774

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

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Certain information included in this Quarterly Report on Form 10-Q contains statements that are forward-looking, including, but not limited to, statements relating to our business strategy and development activities as well as other capital spending, financing sources, the effects of regulation (including gaming and tax regulations), expectations concerning future operations, margins, profitability and competition. Any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, in some cases you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “would,” “could,” “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “continue” or the negative of these terms or other comparable terminology. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by us. These risks and uncertainties include, but are not limited to:

•	adverse tourism trends given the current domestic and international economic conditions;

•	volatility and weakness in world-wide credit and financial markets globally and from governmental intervention in the financial markets;

•	general global macroeconomic conditions;

•	further decreases in levels of travel, leisure and consumer spending;

•	fluctuation in occupancy rates and average daily room rates;

•	conditions precedent to funding under the agreements governing the disbursement of the proceeds of borrowings under our credit facilities;

•	continued compliance with all provisions in our credit agreements;

•	competition in the casino/hotel and resort industries and action taken by our competitors in reaction to adverse economic conditions;

•	new development and construction activities of competitors;

•	our dependence on Stephen A. Wynn and existing management;

•	our dependence on two properties for all of our cash flow;

•	leverage and debt service (including sensitivity to fluctuations in interest rates);

•	changes in federal or state tax laws or the administration of such laws;

•	changes in state law regarding water rights;

•	changes in U.S. laws regarding healthcare;

•	changes in gaming laws or regulations (including the legalization of gaming in certain jurisdictions);

•	applications for licenses and approvals under applicable jurisdictional laws and regulations (including gaming laws and regulations);

•	the impact that an outbreak of an infectious disease, such as avian flu, or the impact of a natural disaster may have on the travel and leisure industry;

•	the consequences of the war in Iraq and other military conflicts in the Middle East and any future security alerts and/or terrorist attacks; and

•	pending or future legal proceedings.

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

•	Recreation and leisure facilities, including an 18-hole golf course, five swimming pools, private cabanas and full service spa and salon; and

•	A showroom, two nightclubs and lounges.

Encore

We opened Encore on December 22, 2008. Encore features:

•	An approximately 76,000 square foot casino offering 24-hour gaming and a full range of games, including private gaming salons and a sports book;

•	Luxury hotel accommodation in 2,034 all-suite rooms;

•	Twelve food and beverage outlets;

•	Approximately 27,000 square feet of high-end brand name retail shopping, including stores and boutiques by Hermes, Chanel and others;

•	Recreation and leisure facilities including swimming pools, private cabanas and a full service spa and salon; and

•	A showroom, nightclub and lounges.

Construction and Future Development

In response to our evaluation of our property and the reactions of our guests, we have and expect to continue to remodel and make enhancements and refinements to our resort complex.

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

Current Economic and Operating Environment

Due to a number of factors affecting consumers, including a slowdown in global economies, contracting credit markets and reduced consumer spending, the outlook for the gaming, travel and entertainment industries continues to remain highly uncertain. This slow down was particularly significant in the fourth quarter of 2008 and has continued throughout the first quarter of 2010. Based on our experience over this past year and current market conditions, we believe that our operations will continue to experience lower than historical hotel occupancy rates, room rates, casino volumes and departmental profitability. Significant new supply in Las Vegas has and will continue to put additional pressure on occupancy and room rates during 2010.

As a result of the current economic and market conditions, we have focused on efficiency initiatives that we began implementing at our resort complex and corporate offices in early 2009. We continually review the cost structure of our operating properties and corporate offices to identify further opportunities to reduce costs.

Results of Operations

We believe that our operating results for the three months ended March 31, 2010, were adversely impacted by the weakened global economy and significant new supply that was added to the Las Vegas market in late 2009. Disruptions in the global financial and stock markets, reduced levels of consumer spending and additional supply have and may continue to adversely impact our financial results.

We offer gaming, hotel accommodations, dining, entertainment, retail shopping, convention services and other amenities at Wynn Las Vegas and Encore. We currently rely solely upon the operations of this resort complex for our operating cash flow. Concentration of our cash flow in one resort complex exposes us to certain risks that competitors, whose operations are more diversified, may be better able to control. In addition to the concentration of operations in a single resort complex, many of our customers are high-end gaming customers who wager on credit, thus exposing us to credit risk. High-end gaming also increases the potential for variability in our results.

We recorded a net loss for the quarter ended March 31, 2010 of $81.7 million compared to a net loss of $95.5 million recorded during the quarter ended March 31, 2009. This improvement was primarily a result of increased departmental profits, especially in the casino department, and a decrease in property charges and other, offset by increased interest expense associated with the $500 million 7 7/ 8% notes issued in November 2009. See below for a more detailed discussion regarding our results.

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

Financial results for the three months ended March 31, 2010 compared to the three months ended March 31, 2009.

Revenues

Net revenues for the three months ended March 31, 2010 are comprised of $139.5 million in casino revenues (43.8% of total net revenues) and $179.1 million of net non-casino revenues (56.2% of total net revenues). Net revenues for the three months ended March 31, 2009 were comprised of $117.5 million in casino revenues (40.3% of total net revenues) and $174 million of net non-casino revenues (59.7% of total net revenues).

Casino revenues are comprised of the net win from our table games and slot machine operations. We experienced an increase in casino revenues of approximately $22 million (or 18.8%) to $139.5 million for the three months ended March 31, 2010, compared to $117.5 million for the three months ended March 31, 2009. During the three months ended March 31, 2010, we experienced a 7.1% increase in drop and an increase in the average table games win percentage compared to the prior year quarter. Our average table games win percentage (before discounts) of 23.2% was within the expected range of 21% to 24% for the three months ended March 31, 2010. For the three months ended March 31, 2009, our average table games win percentage (before discounts) was 17.7%. Slot handle decreased 26.6% during the three months ended March 31, 2010 as compared to 2009, and the slot win percentage was within the expected range of 4.5% to 5.5%. This decrease in slot play is due to high volumes of slot play experienced when Encore opened last year and new supply added to the Las Vegas market in late 2009.

For the three months ended March 31, 2010, room revenues were approximately $77.6 million, which represents a $7.5 million (or 8.8%) decrease over the $85.1 million generated in the three months ended March 31, 2009. We continued to experience a decrease in occupancy and room rates during the three months ended March 31, 2010, compared to the three months ended March 31, 2009. We believe this is due to the current economic conditions in which we operate in the U.S. and increased capacity in the Las Vegas market with the opening of a new large scale casino hotel in December 2009. See the table below for key operating measures related to our room revenue.

	Three Months Ended March 31,
	2010	2009
Average Daily Rate	$203	$222
Occupancy	89.4%	89.5%
REVPAR	$181	$199

Other non-casino revenues for the three months ended March 31, 2010 include: food and beverage revenues of approximately $95.9 million, retail revenues of approximately $18.9 million, entertainment revenues of approximately $18.2 million, and other revenues from outlets such as the spa and salon, of approximately $14.5 million. Other non-gaming revenues for the three months ended March 31, 2009 included food and beverage revenues of approximately $96.9 million, retail revenues of approximately $19.6 million, entertainment revenues of approximately $12.8 million, and other revenues from outlets, including the spa and salon, of approximately $14 million. Entertainment revenues increased over the prior year quarter primarily due to performances by Garth Brooks in the Encore Theater which started in December 2009, as well as increased revenue from our Le Reve show.

Departmental, Administrative and Other Expenses

During the three months ended March 31, 2010, departmental expenses included casino expense of $76.8 million, room expense of $30.6 million, food and beverage expense of $58.0 million, and entertainment, retail and other expense of $35.9 million. Also included are general and administrative expenses of approximately $59.8 million and approximately $6.6 million charged as a provision for doubtful accounts receivable. During the three months ended March 31, 2009, departmental expenses included casino expenses of $76.0 million, room expense of $26.3 million, food and beverage expenses of $57.1 million, and entertainment, retail and other expenses of $29.5 million. Also included are general and administrative expenses of approximately $64.7 million and approximately $0.6 million charged as a provision for doubtful accounts receivable. The increase in room expenses was attributable to additional customer acquisition and marketing costs.

Entertainment, retail and other expense increased primarily as a result of performances by Garth Brooks in the Encore Theater at Wynn Las Vegas as noted above. General and administrative expenses decreased as a result of lower advertising expenses and our cost savings initiatives. Our provision for doubtful accounts receivable increased during the three months ended March 31, 2010, compared to the prior year’s quarter. This increase is primarily due to a reduction in the bad debt reserve taken in the prior year quarter as a result of strong collection trends as well as a higher casino revenue base for the three months ended March 31, 2010 compared to March 31, 2009.

Management fees

Since opening Wynn Las Vegas, management fees payable to Wynn Resorts for certain corporate management services have been charged and accrued at a rate equal to 1.5% of net revenues. These fees will be paid upon meeting certain leverage ratios and satisfying certain other criteria set forth in our Credit Facilities and the 6 5/8% and 7 7/8% First Mortgage Notes indentures. Management fees were $4.8 million for the quarter ended March 31, 2010, compared to $4.4 million for the quarter ended March 31, 2009.

Pre-opening costs

During the three months ended March 31, 2010, we incurred $0.4 million of pre-opening costs. We incurred no preopening costs for the three months ended March 31, 2009. Pre-opening costs incurred during the three months ended March 31, 2010, were related the Encore Beach Club which is expected to open in the second quarter of 2010.

Depreciation and amortization

Depreciation and amortization for the three months ended March 31, 2010 was $78.9 million compared to $77.4 million for the three months ended March 31, 2009. This increase was due to miscellaneous capital improvements made during 2009.

Property charges and other

Property charges and other for the three months ended March 31, 2010, were $1.3 million compared to approximately $13.9 million for the three months ended March 31, 2009. Property charges and other for the three months ended March 31, 2010 related to miscellaneous renovations and abandonments at Wynn Las Vegas and Encore.

Property charges and other for the three months ended March 31, 2009, include the write-off of $13.4 million of aircraft purchase deposits. On February 19, 2009, we cancelled the agreement to purchase an aircraft. The deposit was refundable to the extent another buyer was found. Due to the uncertainty as to the recoverability of this deposit, we wrote off the deposit in the first quarter of 2009. In the second quarter of 2009 another buyer was found and we recovered $8.1 million of our deposit. The remaining property charges were related to miscellaneous renovations and abandonments at Wynn Las Vegas.

In response to our evaluation of our resort complex and the reactions of our guests, we continue to make enhancements. The costs relating to assets retired as a result of these enhancement and remodel efforts will be expensed as property charges.

Other non-operating costs and expenses

Interest expense was $45.1 million, net of capitalized interest of $0.2 million, for the three months ended March 31, 2010, compared to $36.8 million for the three months ended March 31, 2009. There was no interest capitalized during the three months ended March 31, 2009. Interest expense increased approximately $8.3 million primarily due to increased interest related to the $500 million 7 7/8% First Mortgage Notes issued in October 2009, offset by lower average borrowings outstanding on the Wynn Las Vegas credit facilities.

Changes in the fair value of our interest rate swaps are recorded as an increase (or decrease) in swap fair value in each period. We recorded an expense of approximately $2.3 million for the three months ended March 31, 2010, resulting from the decrease in the fair value of our interest rate swap from December 31, 2009 to March 31, 2010. We had no interest rate swaps during the prior year quarter.

Liquidity and Capital Resources

Cash Flow from Operations

Net cash provided by operations for the three months ended March 31, 2010 was $9.9 million compared to $4.7 million used in operations for the three months ended March 31, 2009. Operating cash flows were positively impacted by an improvement in operating income and benefits from ordinary working capital changes.

Capital Resources

At March 31, 2010, we had approximately $46.5 million of cash and cash equivalents available for use without restriction, including for operations, debt service and retirement, new development activities, enhancements to Wynn Las Vegas and Encore and general corporate purposes. We require a certain amount of cash on hand for operations. We anticipate such funds, together with any other cash needs during 2010 in excess of what we generate from operations or additional borrowings, will be provided with capital contributions from Wynn Resorts. As of March 31, 2010, we had approximately $185.3 million available to draw under our Wynn Las Vegas credit facilities. Except for scheduled quarterly payments on one note payable, we have no debt maturities until September 2012.

Investing Activities

Capital expenditures were approximately $35.5 million for the three months ended March 31, 2010, and related primarily to the Encore Beach Club.

Financing Activities

As of March 31, 2010, our Wynn Las Vegas Amended and Restated Credit Agreement (the “Credit Agreement”), consisted of a $457.9 million revolving credit facility (the “Wynn Las Vegas Revolver”) and an $80.4 million term loan facility (the “Wynn Las Vegas Term Loan”) (together the “Wynn Las Vegas Credit Facilities”). As of March 31, 2010, we had borrowed $252.7 million under the Wynn Las Vegas Revolver. We also had $19.9 million of outstanding letters of credit that reduce our availability under the Wynn Las Vegas Revolver. We have availability of approximately $185.3 million under the Wynn Las Vegas Revolver as of March 31, 2010.

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

On March 26, 2010, Wynn Las Vegas, LLC and Wynn Las Vegas Capital Corp. (the “issuers”), each a direct or indirect wholly owned subsidiary of Wynn Resorts, Limited, commenced an offer to exchange all outstanding 6 5/8% First Mortgage Notes due 2014 (the “2014 Notes”) for 7 7/8% First Mortgage Notes due 2020 (the “2020 Notes”) of the issuers, upon the terms and subject to the conditions set forth in an offering memorandum (the “offering memorandum”), and a related letter of transmittal (the “exchange offer”). The exchange offer was conditioned upon, among other things, the tender of at least $250 million aggregate principal amount of 2014 Notes. The 2020 Notes were offered only to qualified institutional buyers and outside the United States in accordance with Rule 144A and Regulation S, respectively, under the Securities Act of 1933, as amended (the “Securities Act”). As of April 23, 2010, the expiration date, approximately $382 million of the 2014 Notes were validly tendered for exchange to the 2020 Notes. This includes $30 million of the 2014 Notes that were purchased by Wynn Resorts in 2009. The exchange offer closed on April 28, 2010

The 2020 Notes rank pari passu in right of payment with borrowings under Wynn Las Vegas, LLC’s credit facilities, the 2014 Notes and the issuers’ 7 7/8% First Mortgage Notes due 2017 (the “2017 Notes”). The 2020 Notes are senior secured obligations of the issuers, will be guaranteed by certain of Wynn Las Vegas, LLC’s subsidiaries and are secured by a first priority lien on substantially all of the existing and future assets of the issuers and guarantors and, subject to approval from the Nevada Gaming Commission, a first priority lien on the equity interests of Wynn Las Vegas, LLC, all of which is the same collateral that secures borrowings under Wynn Las Vegas, LLC’s credit facilities, the 2014 Notes and the 2017 Notes.

As further described in the offering memorandum, noteholders who validly tendered 2014 Notes prior to the early delivery time received an early delivery payment of 1% of the amount tendered in cash which totaled approximately $3.8 million. In accordance with accounting standards, this will be included as deferred financing costs and amortized over the life of the 2020 Notes.

During the three months ended March 31, 2009, Wynn Resorts made a capital contribution to us in the amount of $100 million. The proceeds from this contribution were used to fund construction costs of Encore paid during the three months ended March 31, 2009.

Contractual Obligations and Off-Balance Sheet Arrangements

There have been no material changes during the quarter to our contractual obligations or off-balance sheet arrangements as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.

Other Liquidity Matters

We are restricted under the indentures governing the 2014 Notes and the 2017 Notes from making certain “restricted payments” as defined in the indentures. These restricted payments include the payments of dividends or distributions to any direct or indirect holders of equity interests of Wynn Las Vegas, LLC. These restricted payments may not be made until certain other financial and non-financial criteria have been satisfied. In addition, the Credit Facilities contain similar restrictions.

Wynn Las Vegas, LLC will fund its operations and capital requirements from operating cash flow, availability under our credit facilities, and to the extent required and available from capital contributions from Wynn Resorts. We cannot be sure that Wynn Las Vegas, LLC will generate sufficient cash flow from operations or that future borrowings or contributions from Wynn Resorts that are available to us, if any, will be sufficient to enable us to service and repay Wynn Las Vegas, LLC’s indebtedness and to fund its other liquidity needs. We cannot be sure that we will be able to refinance any of our indebtedness on acceptable terms or at all.

On a continuing basis, we, our subsidiaries, and/or Wynn Resorts will evaluate, depending on market conditions, purchasing, refinancing, exchanging, tendering for or retiring certain of our outstanding debt in privately negotiated transactions, open market transactions or by other direct or indirect means.

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

Critical Accounting Policies and Estimates

A description of our critical accounting policies is included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2009. There have been no material changes to these policies for the three months ended March 31, 2010.

Recently Issued Accounting Standards

In June 2009, the Financial Accounting Standards Board (the “FASB”) issued new accounting standards regarding the consolidation of variable interest entities. These new accounting standards address the effects of elimination of the qualifying special-purpose entity concept from previous standards. These new accounting standards amend previous guidance in determining whether an enterprise has a controlling financial interest in a variable interest entity. This determination identifies the primary beneficiary of a variable interest entity as the enterprise that has both the power to direct the activities of a variable interest entity that most significantly impacts the entity’s economic performance and the ability to absorb losses or the right to receive benefits of the entity that could potentially be significant to the variable interest entity. We adopted the new accounting standards on January 1, 2010. The adoption of these new accounting standards did not have a material effect on our condensed consolidated financial statements.

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

Interest Rate Swaps

As of March 31, 2010, we have one interest rate swap agreement to hedge a portion of the underlying interest rate risk on borrowings under the Wynn Las Vegas Credit Agreement. Under this swap agreement, we pay a fixed interest rate of 2.485% on borrowings of $250 million incurred under the Wynn Las Vegas Credit Agreement in exchange for receipts on the same amount at a variable interest rate based on the applicable LIBOR at the time of payment. This interest rate swap fixes the interest rate on $250 million of borrowings under the Wynn Las Vegas Credit Agreement at approximately 5.485%. This interest rate swap agreement matures in November 2012. Changes in the fair value of this interest rate swap have and will continue to be recorded as an increase/ (decrease) in swap fair value in our Condensed Consolidated Statements of Operations as the swap does not qualify for hedge accounting.

As of March 31, 2010, our interest rate swap had an approximate liability fair value of $6.5 million and is included in long-term liabilities in the accompanying Condensed Consolidated Balance Sheets. The fair value approximates the amount we would have paid if this contract had settled at the valuation date. Fair value is estimated based upon current, and predictions of future, interest rate levels along a yield curve, the remaining duration of the instruments and other market conditions, and therefore, is subject to significant estimation and a high degree of variability of fluctuation between periods.

Interest Rate Sensitivity

As of March 31, 2010, approximately 95% of our long-term debt was based on fixed rates including the notional amount of our swap. Based on our borrowings as of March 31, 2010, an assumed 1% change in variable rates would cause our annual interest cost to change by $1.2 million.

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

Part II—OTHER INFORMATION

Item IA. Risk Factors

A description of our risk factors can be found in Item IA of our Annual Report on Form 10-K for the year ended December 31, 2009. There were no material changes to those risk factors during the three months ended March 31, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Restrictions imposed by our debt instruments significantly restrict us, subject to certain exceptions for payment of allocable corporate overhead, from declaring or paying dividends or distributions. Specifically, we are restricted under the indentures governing the 6 5 /8% and 7 7/8% First Mortgage Notes from making certain “restricted payments” as defined therein. These restricted payments include the payment of dividends or distributions to any direct or indirect holders of our membership interests. These restricted payments may not be made until certain other financial and non-financial criteria have been satisfied. In addition, our Credit Facilities contain similar restrictions.

Item 6. Exhibits

(a) Exhibits

EXHIBIT INDEX

Exhibit No.	Description

3.1	Second Amended and Restated Articles of Organization of Wynn Las Vegas, LLC. (1)

3.2	Second Amended and Restated Operating Agreement of Wynn Las Vegas, LLC. (1)

10.1	Agreement of Lease made as of March 17, 2010, by and between Wynn Las Vegas, LLC and Elaine P. Wynn. (2)

10.2	Amended and Restated Agreement of Lease made as of March 18, 2010, by and between Wynn Las Vegas and Stephen A. Wynn. (2)

*31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a – 14(a) and Rule 15d – 14(a).

*31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a – 14(a) and Rule 15d – 14(a).

*32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350.

*	Filed herewith.

(1)	Previously filed with the Registration Statement on Form S-4 filed by the Registrant on April 13, 2005 (File No. 333-124052) and incorporated herein by reference.

(2)	Previously filed with the Current Report on Form 8-K filed by the Registrant on March 19, 2010 and incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WYNN LAS VEGAS
Dated: May 7, 2010	By:	/s/ SCOTT PETERSON
Scott Peterson
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)