Form 10-Q
period 2010-06-30
WYNN LAS VEGAS LLC
filed 2010-08-09
CIK 1180638

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Wynn Resorts Holdings, LLC owns all of the membership interests of the Registrant as of August 6, 2010.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands)

(unaudited)

	June 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$50,318	$66,354
Receivables, net	100,154	110,860
Inventories	74,430	80,861
Prepaid expenses and other	19,427	25,187

Total current assets	244,329	283,262
Property and equipment, net	3,778,961	3,851,668
Intangible assets, net	13,839	14,875
Deferred financing costs, net	41,650	42,025
Deposits and other assets	56,267	58,733
Investment in unconsolidated affiliates	3,839	3,761

Total assets	$4,138,885	$4,254,324

LIABILITIES AND MEMBER’S EQUITY
Current liabilities:
Current portion of long-term debt	$1,050	$1,050
Accounts payable	29,232	28,226
Accrued interest	19,706	17,595
Accrued compensation and benefits	44,539	37,521
Gaming taxes payable	9,812	7,111
Other accrued expenses	18,131	16,198
Customer deposits and other liabilities	56,947	101,507
Due to affiliates, net	26,941	21,480

Total current liabilities	206,358	230,688
Long-term debt	2,590,756	2,551,520
Due to affiliates, net	91,900	82,339
Interest rate swap	8,779	4,224

Total liabilities	2,897,793	2,868,771

Commitments and contingencies (Note 10)

Member’s equity:
Contributed capital	1,918,124	1,912,146
Accumulated deficit	(677,032)	(526,593)

Total member’s equity	1,241,092	1,385,553

Total liabilities and member’s equity	$4,138,885	$4,254,324

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Operating revenues:
Casino	$117,190	$124,343	$256,700	$241,824
Rooms	78,841	81,454	156,436	166,543
Food and beverage	111,477	99,945	207,420	196,854
Entertainment, retail and other	53,901	50,486	105,528	96,839

Gross revenues	361,409	356,228	726,084	702,060
Less: promotional allowances	(43,088)	(43,269)	(89,156)	(97,579)

Net revenues	318,321	312,959	636,928	604,481

Operating costs and expenses:
Casino	68,585	60,704	145,412	136,688
Rooms	30,852	26,658	61,450	53,002
Food and beverage	68,384	61,801	126,370	118,942
Entertainment, retail and other	33,564	33,554	69,451	63,007
General and administrative	57,074	57,609	116,895	122,271
Provision for doubtful accounts	2,642	4,497	9,282	5,081
Management fees	4,787	4,703	9,561	9,057
Pre-opening costs	1,590	—	1,969	—
Depreciation and amortization	67,583	78,425	146,509	155,869
Property charges and other	482	(6,646)	1,736	7,294

Total operating costs and expenses	335,543	321,305	688,635	671,211

Operating loss	(17,222)	(8,346)	(51,707)	(66,730)

Other income (expense):
Interest income	89	2	180	14
Interest expense, net of capitalized interest	(46,208)	(37,661)	(91,284)	(74,502)
Decrease in swap fair value	(2,277)	—	(4,555)	—
Loss on exchange offer	(3,152)	—	(3,152)	—
Equity in income (loss) from unconsolidated affiliates	23	(178)	79	(429)

Other income (expense), net	(51,525)	(37,837)	(98,732)	(74,917)

Net loss	$(68,747)	$(46,183)	$(150,439)	$(141,647)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(150,439)	$(141,647)
Adjustments to reconcile net loss to net cash provided by (used in)operating activities:
Depreciation and amortization	146,509	155,869
Stock-based compensation	5,978	4,564
Amortization and writeoff of deferred financing costs and other	8,374	11,560
Equity in income from unconsolidated affiliates, net of distributions	(79)	796
Provision for doubtful accounts	9,282	5,081
Property charges and other	1,736	7,294
Decrease in swap fair value	4,555	—
Increase (decrease) in cash from changes in:
Receivables	1,424	7,206
Inventories and prepaid expenses and other	11,331	7,481
Accounts payable and accrued expenses	(29,791)	(67,812)
Due to affiliates, net	18,183	8,287

Net cash provided by (used in) operating activities	27,063	(1,321)

Cash flows from investing activities:
Capital expenditures, net of construction payables and retention	(84,053)	(172,269)
Deposits and other assets	(3,944)	5,066
Proceeds from sale of assets	193	—
Due to affiliates, net	10,447	2,164

Net cash used in investing activities	(77,357)	(165,039)

Cash flows from financing activities:
Principal payments on long-term debt	(20,700)	(289,040)
Proceeds from issuance of long-term debt	58,947	85,542
Capital contribution from the Parent	—	328,451
Payment of financing costs	(3,989)	(10,202)

Net cash provided by financing activities	34,258	114,751

Cash and cash equivalents:
Decrease in cash and cash equivalents	(16,036)	(51,609)
Balance, beginning of period	66,354	123,315

Balance, end of period	$50,318	$71,706

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

Wynn Las Vegas Capital Corp. (“Wynn Capital”) is a wholly owned subsidiary of the Company incorporated on June 3, 2002, solely for the purpose of obtaining financing for Wynn Las Vegas. Wynn Capital is authorized to issue 2,000 shares of common stock, par value $0.01. At June 30, 2010, the Company owned the one share that was issued and outstanding. Wynn Capital has neither any significant net assets nor has had any operating activity. Its sole function is to serve as the co-issuer of the mortgage notes described below. Wynn Las Vegas, LLC and Wynn Capital together are hereinafter referred to as the “Issuers”.

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

The accompanying condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results for the interim periods have been made. The results for the three and six months ended June 30, 2010 are not necessarily indicative of results to be expected for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

2. Summary of Significant Accounting Policies

Accounts Receivable and Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of casino accounts receivable. The Company issues credit in the form of “markers” to approved casino customers following investigations of creditworthiness. As of June 30, 2010 and December 31, 2009, approximately 67% and 68% respectively, of the Company’s markers were due from customers residing in foreign countries, primarily in Asia. Business or economic conditions or other significant events in these countries could affect the collectibility of such receivables.

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

The retail value of accommodations, food and beverage, and other services furnished to guests without charge is included in gross revenue and then deducted as promotional allowances. The estimated cost of providing such promotional allowances is primarily included in casino expenses as follows (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Rooms	$10,028	$10,333	$20,931	$24,717
Food and beverage	13,819	13,857	29,510	30,985
Entertainment, retail and other	5,050	2,205	9,871	4,905

Total	$28,897	$26,395	$60,312	$60,607

Gaming Taxes

The Company is subject to taxes based on gross gaming revenues, subject to applicable adjustments. These gaming taxes are an assessment on the Company’s gaming revenues and are recorded as an expense within the “Casino” line item in the accompanying Condensed Consolidated Statements of Operations. These taxes totaled approximately $8.1 million and $8.8 million for the three months ended June 30, 2010 and 2009, respectively. For the six months ended June 30, 2010 and 2009, these taxes totaled approximately $17.8 million and $17.5 million, respectively.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Advertising Costs

The Company expenses advertising costs the first time the advertising takes place. Advertising costs incurred in development periods are included in pre-opening costs. Once a project is completed, advertising costs are included in general and administrative expenses. For the three months ended June 30, 2010 and 2009, advertising costs totaled approximately $2.8 million and $3.5 million, respectively. For the six months ended June 30, 2010 and 2009, advertising costs totaled approximately $6.3 million and $10.5 million, respectively.

Share-Based Compensation

The Company accounts for share based compensation related to equity shares of Wynn Resorts granted to its employees by recognizing the costs of the employee services received in exchange for the equity award instrument based on the grant date fair value of the awards over the service period. For the six months ended June 30, 2010 and 2009, the Company recorded $6 million and $4.6 million, respectively, in share based compensation with a corresponding credit to contributed capital.

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

3. Supplemental Disclosure of Cash Flow Information

Interest paid for the six months ended June 30, 2010 and 2009 totaled approximately $84.4 million and $69.5 million, respectively. Interest capitalized for the six months ended June 30, 2010 totaled approximately $0.6 million. There was no interest capitalized during the six months ended June 30, 2009.

During the six months ended June 30, 2010 and 2009, capital expenditures include a decrease of approximately $13.9 million and approximately $146.9 million, respectively, in construction payables and retention recorded through amounts due to affiliates.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

4. Receivables, net

Receivables, net consisted of the following (amounts in thousands):

	June 30, 2010	December 31, 2009
Casino	$143,851	$149,786
Hotel	17,022	17,490
Other	10,212	10,990

	171,085	178,266
Less: allowance for doubtful accounts	(70,931)	(67,406)

	$100,154	$110,860

5. Property and Equipment, net

Property and equipment, net consisted of the following (amounts in thousands):

	June 30, 2010	December 31, 2009
Land and improvements	$706,658	$692,677
Buildings and improvements	2,597,623	2,554,224
Airplane	44,349	44,254
Furniture, fixtures and equipment	1,348,998	1,325,677
Construction in progress	5,710	23,973

	4,703,338	4,640,805
Less: accumulated depreciation	(924,377)	(789,137)

	$3,778,961	$3,851,668

6. Long-Term Debt

Long-term debt consisted of the following (amounts in thousands):

	June 30, 2010	December 31, 2009
6 5/8 % First Mortgage Notes, due December 1, 2014, net of original issue discount of $4,982 at June 30, 2010 and $8,214 at December 31, 2009	$1,277,238	$1,626,016
7 7/8 % First Mortgage Notes, due November 1, 2017, net of original issue discount of $10,196 at June 30, 2010 and $10,529 at December 31, 2009	489,804	489,471
7 7/8 % First Mortgage Notes, due May 1, 2020, net of original issue discount of $2,576 at June 30, 2010	349,434	—
Revolving Credit Facility; due July 15, 2013; interest at LIBOR plus 3.0%	291,664	252,717
Term Loan Facility; $40.2 million due September 30, 2012 with the remaining $40.2 million due August 15, 2013; interest at LIBOR plus 1.875%	80,446	80,446
$42 million Note Payable; due April 1, 2017; interest at LIBOR plus 1.25%	37,450	38,150
Payable to Affiliate	65,770	65,770

	2,591,806	2,552,570
Current portion of long-term debt	(1,050)	(1,050)

	$2,590,756	$2,551,520

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

6  5/8% First Mortgage Notes

On March 26, 2010, the Issuers, each a direct or indirect wholly owned subsidiary of Wynn Resorts, Limited, commenced an offer to exchange all outstanding 6 5/8% First Mortgage Notes due 2014 (the “2014 Notes”) for 7 7/8% First Mortgage Notes due 2020 (the “2020 Notes”) of the Issuers, upon the terms and subject to the conditions set forth in an offering memorandum (the “offering memorandum”), and a related letter of transmittal (the “exchange offer”). The exchange offer was conditioned upon, among other things, the tender of at least $250 million aggregate principal amount of 2014 Notes. The 2020 Notes were offered only to qualified institutional buyers and outside the United States in accordance with Rule 144A and Regulation S, respectively, under the Securities Act of 1933, as amended (the “Securities Act”). As of April 23, 2010, the expiration date, approximately $382 million of the 2014 Notes were validly tendered for exchange to the 2020 Notes. This includes $30 million of the 2014 Notes that were purchased by Wynn Resorts in 2009, and are included in payable to affiliate in the table above. The exchange offer closed on April 28, 2010.

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

As further described in the offering memorandum, noteholders who validly tendered 2014 Notes prior to the early delivery time received an early delivery payment on April 28, 2010 of 1% of the amount tendered in cash which totaled approximately $3.8 million. In accordance with accounting standards, this will be included as deferred financing costs and amortized over the life of the 2020 Notes. The direct costs of the exchange offer incurred with third parties of $3.2 million were expensed.

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

Debt Covenant Compliance

As of June 30, 2010, management believes the Company was in compliance with all debt covenants.

Fair Value of Long-term Debt

The net book value of the 2014 Notes, the 2017 Notes and the 2020 Notes at June 30, 2010 and December 31, 2009, was approximately $ 2.2 billion. The estimated fair value of the First Mortgage Notes based upon most recent trades at June 30, 2010 and December 31, 2009, was approximately $2.2 billion. The net book value of the Company’s other debt instruments was $410 million and $371 million at June 30, 2010 and December 31, 2009, respectively. The approximate fair value of such debt was approximately $396 million and $351 million at June 30, 2010 and December 31, 2009, respectively.

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

The Company currently has one interest rate swap agreement to hedge a portion of the underlying interest rate risk on borrowings under the Wynn Las Vegas Credit Facilities. Under this swap agreement, the Company pays a fixed interest rate of 2.485% on borrowings of $250 million incurred under the Wynn Las Vegas Credit Facilities in exchange for receipts on the same amount at a variable interest rate based on the applicable LIBOR at the time of payment. This interest rate swap fixes the interest rate on $250 million of borrowings at approximately 5.485%. This interest rate swap agreement matures in November 2012. As of June 30, 2010 and December 31, 2009, the fair value of this interest rate swap was a liability of $ 8.8 million and $4.2 million, respectively.

8. Related Party Transactions, net

Amounts Due to Affiliates, net

As of June 30, 2010, the Company’s current Due to affiliates was primarily comprised of construction payables of approximately $6.1 million, construction retention of approximately $3.2 million and other net amounts due to affiliates totaling $17.6 million (including corporate allocations discussed below). The long-term Due to affiliates is management fees of approximately $91.9 million (equal to 1.5% of net revenues and payable upon meeting certain leverage ratios as specified in the documents governing the Company’s Credit Facilities and the First Mortgage Notes indentures).

As of December 31, 2009, the Company’s current Due to affiliates was primarily comprised of construction payables of approximately $21.4 million, construction retention of approximately $1.8 million and other net amounts due from affiliates totaling $1.7 million (including corporate allocations discussed below). The long-term Due to affiliates is management fees of $82.3 million (equal to 1.5% of net revenues and payable upon meeting certain leverage ratios as specified in the documents governing the Company’s Credit Facilities and the First Mortgage Notes indentures).

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

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Corporate Allocations

The accompanying condensed consolidated statements of operations include allocations from Wynn Resorts for legal, accounting, human resources, information services, real estate, and other corporate support services. The corporate support service allocations have been determined on a basis that Wynn Resorts and the Company consider to be reasonable estimates of the utilization of service provided or the benefit received by the Company. Wynn Resorts maintains corporate offices at Wynn Las Vegas without charge from the Company. Through September 30, 2008, the Company settled these corporate allocation charges with Wynn Resorts on a periodic basis as discussed in “Amounts Due to Affiliates, net” above. Beginning in the fourth quarter of 2008 through the third quarter 2009, the Company did not settle its corporate allocation and accordingly, such allocations were recorded as a contribution to equity from Wynn Resorts. In the fourth quarter 2009, the Company resumed settling its corporate allocations with Wynn Resorts. During the six months ended June 30, 2010 and 2009, approximately $12 million and $10.5 million, respectively, were charged to the Company for such corporate allocations.

Amounts Due to Officers, net

The Company periodically provides services to Stephen A. Wynn, Chairman of the Board, Chief Executive Officer and one of the principal stockholders of Wynn Resorts (“Mr. Wynn”), and certain other executive officers and directors of Wynn Resorts, including household services, construction work and other personal services. The cost of these services is transferred to Wynn Resorts on a periodic basis. Mr. Wynn and these other officers and directors have amounts on deposit with Wynn Resorts to prepay any such items, which are replenished on an ongoing basis as needed. As of June 30, 2010, and December 31, 2009, Wynn Resorts owed Mr. Wynn and the other officers and directors approximately $367,238 and $789,095 respectively.

Villa Suite Lease

On March 17, 2010, Elaine P. Wynn, a director of Wynn Resorts, and Wynn Las Vegas entered into an Agreement of Lease (the “EW Lease”) for the lease of a villa suite as Elaine P. Wynn’s personal residence. The EW Lease was approved by the Audit Committee of the Board of Directors of the Company. The term of the lease commenced as of March 1, 2010 and terminates December 31, 2010. Pursuant to the terms of the EW Lease, Elaine P. Wynn will pay annual rent equal to $350,000, which amount was determined by the Audit Committee with the assistance of a third-party appraisal. Certain services for, and maintenance of, the villa suite are included in the rental. The EW Lease superseded the terms of a prior agreement.

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

9. Property Charges and Other

Property charges generally include costs related to the retirement of assets for remodels and asset abandonments. Property charges and other for the three months ended June 30, 2010 and 2009 were $0.5 million and a net gain of $6.6 million, respectively. Property charges and other for the three months ended June 30, 2010, related to miscellaneous renovations and abandonments at Wynn Las Vegas and Encore. Property charges and other for the three months ended June 30, 2009, include the return of $8.1 million of aircraft deposits written off in the first quarter of 2009. On February 19, 2009, the Company cancelled an agreement to purchase an aircraft. The deposit was refundable to the extent another buyer was found. Due to the uncertainty as to the recoverability of this deposit, the Company wrote off the deposit in the first quarter of 2009. In the second quarter of 2009 another buyer was found and the Company recovered a portion of the original deposit. The remaining property charges for the three months ended June 30, 2009 were related to miscellaneous renovations and abandonments at Wynn Las Vegas and Encore.

Property charges and other for the six months ended June 30, 2010 and 2009 were $1.7 million and $7.3 million respectively. Property charges and other for the six months ended June 30, 2010 were for miscellaneous renovations and abandonments at Wynn Las Vegas and Encore. Property charges and other for the six months ended June 30, 2009, include the net write-off of $5.3 million of an aircraft purchase deposit noted above. The remaining property charges for the six months ended June 30, 2009 were related to miscellaneous renovations and abandonments at Wynn Las Vegas and Encore.

10. Commitments and Contingencies

Litigation

The Company does not have any material litigation as of June 30, 2010.

Sales and Use Tax on Complimentary Meals

In March 2008, the Nevada Supreme Court ruled, in the matter captioned Sparks Nugget, Inc. vs. The State of Nevada Ex Rel. Department of Taxation, that food and non-alcoholic beverages purchased for use in providing complimentary meals to customers and to employees was exempt from sales and use tax. In July 2008, the Court denied the State’s motion for rehearing. Through April 2008, Wynn Las Vegas has paid use tax on these items and has filed for refunds for the periods from April 2005 to April 2008. The amount subject to these refunds is approximately $5.4 million. As of June 30, 2010, the Company had not recorded a receivable related to this matter.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

11. Subsequent Event

On August 4, 2010, the Issuers issued a $1.32 billion aggregate principal amount of 7 3/4% First Mortgage Notes due August 15, 2020 (the “New 2020 Notes”). The New 2020 Notes were issued at par. The New 2020 Notes were offered only to qualified institutional buyers and outside the U.S. in accordance with Rule 144A and Regulation S, respectively, under the Securities Act of 1933. The Company plans to use the net proceeds of the offering along with the proceeds of a capital contribution from Wynn Resorts, Limited to purchase, and, as applicable, make consent payments for, any and all of the Issuers’ 2014 Notes that are validly tendered and accepted for payment pursuant to Wynn Las Vegas, LLC’s concurrent offer to purchase and consent solicitation with respect to the 2014 Notes and to redeem any 2014 Notes not tendered. On or prior to August 3, 2010, valid tenders had been received with respect to approximately $987 million of the $1.3 billion aggregate principal amount of 2014 Notes outstanding. On August 4, 2010, tendering holders received the tender offer consideration in the amount of $1,004.38 plus a consent payment in the amount of $30.00 for each $1,000 principal amount of 2014 Notes. The consent solicitation expired on August 3, 2010 and the tender offer expires August 18, 2010.

On August 4, 2010, the Trustee, at the request of the Issuers, gave notice of redemption of any and all of the outstanding 2014 Notes. The redemption price shall be equal to 103.313% of the aggregate principal amount of the 2014 Notes redeemed plus accrued and unpaid interest thereon to September 3, 2010.

The New 2020 Notes rank pari passu in right of payment with borrowings under the Company’s credit facilities, the 2014 Notes, the 2017 Notes and existing 2020 Notes. The New 2020 Notes are senior secured obligations of the Issuers, guaranteed by certain of Wynn Las Vegas, LLC’s subsidiaries and are secured on an equal and ratable basis (with certain exceptions) by a first priority lien on substantially all of the existing and future assets of the Issuers and guarantors, and, subject to prior approval from the Nevada gaming authorities, a first priority lien on the equity interests of the Company, all of which is the same collateral that secures borrowings under the credit facilities, the 2014 Notes, the 2017 Notes and the existing 2020 Notes.

The New 2020 Notes have not been registered under the Securities Act of 1933 or under any state securities laws. Therefore, the Issuers may not offer or sell the notes within the United States to, or for the account or benefit of, any United States person unless the offer or sale would qualify for a registration exemption from the Securities Act and applicable state securities laws.

Concurrently with the issuance of the New 2020 Notes, the Company entered into a seventh amendment dated August 4, 2010, to the Wynn Las Vegas Amended and Restated Credit Agreement. After giving effect to this amendment, the maturity date with respect to a portion on the revolving credit facility and the term facility was extended to July 2015 and August 2015, respectively, and the interest margin in respect of the extended portion will increase after June 30, 2013. In addition, lenders made incremental term loans of $248.5 million having a maturity date of August 2015. The amendment made certain other changes including eliminating the maximum Consolidated Leverage Ratio and reducing the minimum Consolidated Interest Coverage Ratio.

12. Consolidating Financial Information of Guarantors and Issuers

The following consolidating information relates to the Issuers of the First Mortgage Notes and their guarantor subsidiaries (World Travel, LLC; Las Vegas Jet, LLC; Wynn Show Performers, LLC; Wynn Golf, LLC; Kevyn, LLC; and Wynn Sunrise, LLC) and non-guarantor subsidiary (Wynn Completion Guarantor, LLC) as of June 30, 2010 and December 31, 2009, and for the six months ended June 30, 2010 and 2009.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following consolidating information is presented in the form provided because: (i) the guarantor subsidiaries are wholly owned subsidiaries of Wynn Las Vegas, LLC (an issuer of the 6 5/ 8% and 7 7/8% First Mortgage Notes); (ii) the guarantee is considered to be full and unconditional (that is, if the Issuers fail to make a scheduled payment, the guarantor subsidiaries are obligated to make the scheduled payment immediately and, if they do not, any holder of the 6 5/8% and 7 7/8% First Mortgage Notes may immediately bring suit directly against the guarantor subsidiaries for payment of all amounts due and payable); and (iii) the guarantee is joint and several.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION

AS OF JUNE 30, 2010

(amounts in thousands)

(unaudited)

	Issuers	Guarantor Subsidiaries	Nonguarantor Subsidiary	Eliminating Entries	Total
ASSETS
Current assets:
Cash and cash equivalents	$50,312	$1	$5	$—	$50,318
Receivables, net	100,154	—	—	—	100,154
Inventories	74,430	—	—	—	74,430
Prepaid expenses and other	19,427	—	—	—	19,427

Total current assets	244,323	1	5	—	244,329
Property and equipment, net	3,583,173	195,788	—	—	3,778,961
Intangible assets, net	7,695	6,144	—	—	13,839
Deferred financing costs, net	41,650	—	—	—	41,650
Deposits and other assets	56,267	—	—	—	56,267
Investment in unconsolidated affiliates	(18,076)	3,839	—	18,076	3,839

Total assets	$3,915,032	$205,772	$5	$18,076	$4,138,885

LIABILITIES AND MEMBER’S EQUITY
Current liabilities:
Current portion of long-term debt	$—	$1,050	$—	$—	$1,050
Accounts payable	29,232	—	—	—	29,232
Accrued interest	19,706	—	—	—	19,706
Accrued compensation and benefits	43,458	1,081	—	—	44,539
Gaming taxes payable	9,812	—	—	—	9,812
Other accrued expenses	18,107	24	—	—	18,131
Customer deposits and other liabilities	56,947	—	—	—	56,947
Due to affiliates, net	(158,357)	193,179	(7,881)	—	26,941

Total current liabilities	18,905	195,334	(7,881)	—	206,358
Long-term debt	2,554,356	36,400	—	—	2,590,756
Due to affiliates, net	91,900	—	—	—	91,900
Interest rate swap	8,779	—	—	—	8,779

Total liabilities	2,673,940	231,734	(7,881)	—	2,897,793

Commitments and contingencies

Member’s equity:
Contributed capital	1,918,124	12,530	—	(12,530)	1,918,124
Accumulated earnings (deficit)	(677,032)	(38,492)	7,886	30,606	(677,032)

Total member’s equity	1,241,092	(25,962)	7,886	18,076	1,241,092

Total liabilities and member’s equity	$3,915,032	$205,772	$5	$18,076	$4,138,885

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION

AS OF DECEMBER 31, 2009

(amounts in thousands)

(unaudited)

	Issuers	Guarantor Subsidiaries	Nonguarantor Subsidiary	Eliminating Entries	Total
ASSETS
Current assets:
Cash and cash equivalents	$65,998	$351	$5	$—	$66,354
Receivables, net	110,860	—	—	—	110,860
Inventories	80,861	—	—	—	80,861
Prepaid expenses and other	24,864	323	—	—	25,187

Total current assets	282,583	674	5	—	283,262
Property and equipment, net	3,653,786	197,882	—	—	3,851,668
Intangible assets, net	8,731	6,144	—	—	14,875
Deferred financing costs, net	42,025	—	—	—	42,025
Deposits and other assets	58,733	—	—	—	58,733
Investment in unconsolidated affiliates	(16,450)	3,761	—	16,450	3,761

Total assets	$4,029,408	$208,461	$5	$16,450	$4,254,324

LIABILITIES AND MEMBER’S EQUITY
Current liabilities:
Current portion of long-term debt	$—	$1,050	$—	$—	$1,050
Accounts payable	28,226	—	—	—	28,226
Accrued interest	17,595	—	—	—	17,595
Accrued compensation and benefits	36,342	1,179	—	—	37,521
Gaming taxes payable	7,111	—	—	—	7,111
Other accrued expenses	16,153	45	—	—	16,198
Customer deposits and other liabilities	101,340	167	—	—	101,507
Due to affiliates, net	(163,895)	193,256	(7,881)	—	21,480

Total current liabilities	42,872	195,697	(7,881)	—	230,688
Long-term debt	2,514,420	37,100	—	—	2,551,520
Due to affiliates, net	82,339	—	—	—	82,339
Interest rate swap	4,224	—			4,224

Total liabilities	2,643,855	232,797	(7,881)	—	2,868,771

Commitments and contingencies

Member’s equity:
Contributed capital	1,912,146	12,530	—	(12,530)	1,912,146
Retained earnings (deficit)	(526,593)	(36,866)	7,886	28,980	(526,593)

Total member’s equity	1,385,553	(24,336)	7,886	16,450	1,385,553

Total liabilities and member’s equity	$4,029,408	$208,461	$5	$16,450	$4,254,324

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

THREE MONTHS ENDED JUNE 30, 2010

(amounts in thousands)

(unaudited)

	Issuers	Guarantor Subsidiaries	Nonguarantor Subsidiary	Eliminating Entries	Total
Operating revenues:
Casino	$117,190	$—	$—	$—	$117,190
Rooms	78,836	5	—	—	78,841
Food and beverage	111,477	—	—	—	111,477
Entertainment, retail and other	53,924	—	—	(23)	53,901

Gross revenues	361,427	5	—	(23)	361,409
Less: promotional allowances	(43,088)	—	—	—	(43,088)

Net revenues	318,339	5	—	(23)	318,321

Operating costs and expenses:
Casino	68,585	—	—	—	68,585
Rooms	30,847	5	—	—	30,852
Food and beverage	68,384	—	—	—	68,384
Entertainment, retail and other	33,564	—	—	—	33,564
General and administrative	57,475	(378)	—	(23)	57,074
Provision for doubtful accounts	2,642	—	—	—	2,642
Management fees	4,787	—	—	—	4,787
Pre-opening costs	1,590	—	—	—	1,590
Depreciation and amortization	66,561	1,022	—	—	67,583
Property charges and other	482	—	—	—	482

Total operating costs and expenses	334,917	649	—	(23)	335,543

Operating loss	(16,578)	(644)	—	—	(17,222)

Other income (expense):
Interest income	89	—	—	—	89
Interest expense, net of capitalized interest	(46,053)	(155)	—	—	(46,208)
Decrease in swap fair value	(2,277)	—	—	—	(2,277)
Loss on exchange offer	(3,152)	—	—	—	(3,152)
Equity in income (loss) from unconsolidated affiliates	(776)	23	—	776	23

Other income (expense), net	(52,169)	(132)	—	776	(51,525)

Net income (loss)	$(68,747)	$(776)	$—	$776	$(68,747)

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

THREE MONTHS ENDED JUNE 30, 2009

(amounts in thousands)

(unaudited)

	Issuers	Guarantor Subsidiaries	Nonguarantor Subsidiary	Eliminating Entries	Total
Operating revenues:
Casino	$124,343	$—	$—	$—	$124,343
Rooms	81,454	—	—	—	81,454
Food and beverage	99,945	—	—	—	99,945
Entertainment, retail and other	50,308	—	—	178	50,486

Gross revenues	356,050	—	—	178	356,228
Less: promotional allowances	(43,269)	—	—	—	(43,269)

Net revenues	312,781	—	—	178	312,959

Operating costs and expenses:
Casino	60,704	—	—	—	60,704
Rooms	26,658	—	—	—	26,658
Food and beverage	61,801	—	—	—	61,801
Entertainment, retail and other	33,554	—	—	—	33,554
General and administrative	58,063	(632)	—	178	57,609
Provision for doubtful accounts	4,497	—	—	—	4,497
Management fees	4,703	—	—	—	4,703
Pre-opening costs	—	—	—	—	—
Depreciation and amortization	77,238	1,187	—	—	78,425
Property charges and other	1,442	(8,088)	—	—	(6,646)

Total operating costs and expenses	328,660	(7,533)	—	178	321,305

Operating income (loss)	(15,879)	7,533	—	—	(8,346)

Other income (expense):
Interest income	2	—	—	—	2
Interest expense, net of capitalized interest	(37,387)	(274)	—	—	(37,661)
Equity in income (loss) from unconsolidated affiliates	7,081	(178)	—	(7,081)	(178)

Other income (expense), net	(30,304)	(452)	—	(7,081)	(37,837)

Net income (loss)	$(46,183)	$7,081	$—	$(7,081)	$(46,183)

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

SIX MONTHS ENDED JUNE 30, 2010

(amounts in thousands)

(unaudited)

	Issuers	Guarantor Subsidiaries	Nonguarantor Subsidiary	Eliminating Entries	Total
Operating revenues:
Casino	$256,700	$—	$—	$—	$256,700
Rooms	156,394	42	—	—	156,436
Food and beverage	207,420	—	—	—	207,420
Entertainment, retail and other	105,607	—	—	(79)	105,528

Gross revenues	726,121	42	—	(79)	726,084
Less: promotional allowances	(89,156)	—	—	—	(89,156)

Net revenues	636,965	42	—	(79)	636,928

Operating costs and expenses:
Casino	145,412	—	—	—	145,412
Rooms	61,408	42	—	—	61,450
Food and beverage	126,370	—	—	—	126,370
Entertainment, retail and other	69,451	—	—	—	69,451
General and administrative	117,744	(770)	—	(79)	116,895
Provision for doubtful accounts	9,282	—	—	—	9,282
Management fees	9,561	—	—	—	9,561
Pre-opening costs	1,969	—	—	—	1,969
Depreciation and amortization	144,340	2,169	—	—	146,509
Property charges and other	1,736	—	—	—	1,736

Total operating costs and expenses	687,273	1,441	—	(79)	688,635

Operating loss	(50,308)	(1,399)	—	—	(51,707)

Other income (expense):
Interest income	171	9	—	—	180
Interest expense, net of capitalized interest	(90,969)	(315)	—	—	(91,284)
Decrease in swap fair value	(4,555)	—	—	—	(4,555)
Loss on exchange offer	(3,152)	—	—	—	(3,152)
Equity in income (loss) from unconsolidated affiliates	(1,626)	79	—	1,626	79

Other income (expense), net	(100,131)	(227)	—	1,626	(98,732)

Net income (loss)	$(150,439)	$(1,626)	$—	$1,626	$(150,439)

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

SIX MONTHS ENDED JUNE 30, 2009

(amounts in thousands)

(unaudited)

	Issuers	Guarantor Subsidiaries	Nonguarantor Subsidiary	Eliminating Entries	Total
Operating revenues:
Casino	$241,824	$—	$—	$—	$241,824
Rooms	166,543	—	—	—	166,543
Food and beverage	196,854	—	—	—	196,854
Entertainment, retail and other	96,410	—	—	429	96,839

Gross revenues	701,631	—	—	429	702,060
Less: promotional allowances	(97,579)	—	—	—	(97,579)

Net revenues	604,052	—	—	429	604,481

Operating costs and expenses:
Casino	136,688	—	—	—	136,688
Rooms	53,002	—	—	—	53,002
Food and beverage	118,942	—	—	—	118,942
Entertainment, retail and other	63,007	—	—	—	63,007
General and administrative	123,190	(1,348)	—	429	122,271
Provision for doubtful accounts	5,081	—	—	—	5,081
Management fees	9,057	—	—	—	9,057
Pre-opening costs	—	—	—	—	—
Depreciation and amortization	153,498	2,371	—	—	155,869
Property charges and other	2,032	5,262	—	—	7,294

Total operating costs and expenses	664,497	6,285	—	429	671,211

Operating loss	(60,445)	(6,285)	—	—	(66,730)

Other income (expense):
Interest income	14	—	—	—	14
Interest expense, net of capitalized interest	(73,935)	(567)	—	—	(74,502)
Equity in income (loss) from unconsolidated affiliates	(7,281)	(429)	—	7,281	(429)

Other income (expense), net	(81,202)	(996)	—	7,281	(74,917)

Net income (loss)	$(141,647)	$(7,281)	$—	$7,281	$(141,647)

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS INFORMATION

SIX MONTHS ENDED JUNE 30, 2010

(amounts in thousands)

(unaudited)

	Issuers	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminating Entries	Total
Cash flows from operating activities:
Net income (loss)	$(150,439)	$(1,626)	$—	$1,626	$(150,439)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	144,340	2,169	—	—	146,509
Stock-based compensation	5,978	—	—	—	5,978
Amortization and writeoff of deferred financing costs and other	8,374	—	—	—	8,374
Equity in income (loss) from unconsolidated affiliates, net of distributions	1,626	(79)	—	(1,626)	(79)
Provision for doubtful accounts	9,282	—	—	—	9,282
Property charges and other	1,736	—	—	—	1,736
Decrease in swap fair value	4,555	—	—	—	4,555
Increase (decrease) in cash from changes in:
Receivables	1,424	—	—	—	1,424
Inventories and prepaid expenses and other	11,007	324	—	—	11,331
Accounts payable, accrued expenses and other	(29,505)	(286)	—	—	(29,791)
Due to affiliates, net	21,182	(2,999)	—	—	18,183

Net cash provided by (used in) operating activities	29,560	(2,497)	—	—	27,063

Cash flows from investing activities:
Capital expenditures, net of construction payables and retentions	(83,978)	(75)	—	—	(84,053)
Deposits and other assets	(3,944)	—	—	—	(3,944)
Due to affiliates, net	7,525	2,922	—	—	10,447
Proceeds from sale of assets	193	—	—	—	193

Net cash provided by (used in) investing activities	(80,204)	2,847	—	—	(77,357)

Cash flows from financing activities:
Principal payments on long-term debt	(20,000)	(700)	—	—	(20,700)
Proceeds from issuance of long-term debt	58,947	—	—	—	58,947
Payments of financing costs	(3,989)	—	—	—	(3,989)

Net cash provided by (used in) financing activities	34,958	(700)	—	—	34,258

Cash and cash equivalents:
Decrease in cash and cash equivalents	(15,686)	(350)	—	—	(16,036)
Balance, beginning of period	65,998	351	5	—	66,354

Balance, end of period	$50,312	$1	$5	$—	$50,318

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

Wynn Las Vegas features:

•	an approximately 110,000 square foot casino offering 24-hour gaming and a full range of games, including private gaming salons, a poker room, and a race and sports book;

•	luxury hotel accommodations in 2,716 spacious hotel rooms, suites and villas;

•	21 food and beverage outlets featuring signature chefs;

•	a Ferrari and Maserati automobile dealership;

•

approximately 74,000 square feet of high-end, brand-name retail shopping, including stores and boutiques by Alexander McQueen, Brioni, Cartier, Chanel, Dior, Graff, Louis Vuitton, Manolo Blahnik, Oscar de la Renta, Vertu and others;

•	recreation and leisure facilities, including an 18-hole golf course, five swimming pools, private cabanas, a full service spa and salon; and

•	a showroom, two nightclubs and lounges.

Encore features:

•	an approximately 76,000 square foot casino offering 24-hour gaming and a full range of games, including private gaming salons and a sports book;

•	luxury hotel accommodation in 2,034 all-suite rooms;

•	13 food and beverage outlets;

•	approximately 27,000 square feet of high-end brand name retail shopping, including stores and boutiques by Hermes, Chanel and others;

•	recreation and leisure facilities including swimming pools, private cabanas, a full service spa and salon; and

•	a beach club, showroom, two nightclubs and lounges.

Construction and Future Development

In response to our evaluation of our property and the reactions of our guests, we have and expect to continue to remodel and make enhancements and refinements to our resort complex.

In July 2010, we commenced a project to refurbish and upgrade the rooms and suites at Wynn Las Vegas. The total project budget is approximately $83 million and is expected to be completed early in the second quarter of 2011. As a part of this project we will be temporarily removing floors from service which will reduce our total number of rooms available during the construction period.

Approximately 142 acres of land immediately adjacent to Wynn Las Vegas is currently improved with a golf course. While we may develop this property in the future; due to the current economic environment and certain restrictions in our credit facilities, we have no immediate plans to develop this property.

Current Economic and Operating Environment

Due to a number of factors affecting consumers, including a slowdown in global economies, contracting credit markets and reduced consumer spending, the outlook for the gaming, travel and entertainment industries continues to remain highly uncertain. This slow down was particularly significant in the fourth quarter of 2008 and has continued throughout the first half of 2010. Based on our experience over this past year and current market conditions, we believe that our operations will continue to experience lower than historical room rates, casino volumes and departmental profitability. Significant new supply in Las Vegas has and will continue to put additional pressure on occupancy and room rates during 2010.

As a result of the current economic and market conditions, we have focused on efficiency initiatives that we began implementing at our resort complex and corporate offices in early 2009. We continually review the cost structure of our operating properties and corporate offices to identify further opportunities to reduce costs.

Results of Operations

We believe that our operating results for the six months ended June 30, 2010 were adversely impacted by the weakened global economy and significant new supply that was added to the Las Vegas market in late 2009. Disruptions in the global financial and stock markets, reduced levels of consumer spending and additional supply have and may continue to adversely impact our financial results.

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

We recorded a net loss for the quarter ended June 30, 2010 of $68.7 million compared to a net loss of $46.2 million recorded during the quarter ended June 30, 2009. For the six months ended June 30, 2010 we recorded a net loss of $150.4 million compared to a net loss of $141.6 million for the six months ended June 30, 2009. See below for a more detailed discussion regarding our results.

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

Financial results for the three months ended June 30, 2010 compared to the three months ended June 30, 2009.

Revenues

Net revenues for the three months ended June 30, 2010 are comprised of $117.2 million in casino revenues (36.8% of total net revenues) and $201.1 million of net non-casino revenues (63.2% of total net revenues). Net revenues for the three months ended June 30, 2009 were comprised of $124.3 million in casino revenues (39.7% of total net revenues) and $188.7 million of net non-casino revenues (60.3% of total net revenues).

Casino revenues are comprised of the net win from our table games and slot machine operations. We experienced a decrease in casino revenues of approximately $7.1 million (or 5.8%) to $117.2 million for the three months ended June 30, 2010, compared to $124.3 million for the three months ended June 30, 2009. During the three months ended June 30, 2010, we experienced a 1.8% decrease in drop and a decrease in the average table games win percentage compared to the prior year quarter. Our average table games win percentage (before discounts) of 20% was below the expected range of 21% to 24% for the three months ended June 30, 2010. For the three months ended June 30, 2009, our average table games win percentage (before discounts) was 20.7%. Slot handle decreased 19.7% during the three months ended June 30, 2010 compared to the prior year quarter; however slot win declined only 1.6% as more play shifted to higher hold machines.

For the three months ended June 30, 2010, room revenues were approximately $78.8 million, which represents a $2.6 million (or 3.2%) decrease over the $81.5 million generated in the three months ended June 30, 2009. We continued to experience a decrease in room rates during the three months ended June 30, 2010, compared to the three months ended June 30, 2009. We believe this is due to the current economic conditions in which we operate in the U.S. and increased capacity in the Las Vegas market with the opening of a new large scale casino hotel in December 2009. See the table below for key operating measures related to our room revenue.

	Three Months Ended June 30,
	2010	2009
Average Daily Rate	$197	$218
Occupancy	92.6%	86.6%
REVPAR	$182	$188

Other non-casino revenues for the three months ended June 30, 2010 include: food and beverage revenues of approximately $111.5 million, retail revenues of approximately $21.5 million, entertainment revenues of approximately $15.6 million, and other revenues from outlets such as the spa and salon, of approximately $16.8 million. Other non-gaming revenues for the three months ended June 30, 2009 included food and beverage revenues of approximately $99.9 million, retail revenues of approximately $22.1 million, entertainment revenues of approximately $12.3 million, and other revenues from outlets, including the spa and salon, of approximately $16.1 million. The increase in food and beverage revenue is due primarily to business in our nightclubs including the opening of the Encore Beach Club and Surrender nightclub in May 2010. Entertainment revenues increased over the prior year quarter primarily due to performances by Garth Brooks in the Encore Theater which started in December 2009, as well as increased revenue from our Le Rêve show.

Departmental, Administrative and Other Expenses

During the three months ended June 30, 2010, departmental expenses included casino expenses of $68.6 million, room expenses of $30.9 million, food and beverage expenses of $68.4 million, and entertainment, retail and other expenses of $33.6 million. Also included are general and administrative expenses of approximately $57.1 million and approximately $2.6 million charged as a provision for doubtful accounts receivable. During the three months ended June 30, 2009, departmental expenses included casino expenses of $60.7 million, room expenses of $26.7 million, food and beverage expenses of $61.8 million, and entertainment, retail and other expenses of $33.6 million. Also included are general and administrative expenses of approximately $57.6 million and approximately $4.5 million charged as a provision for doubtful accounts receivable. The increase in casino and room expenses were primarily attributable to additional customer acquisition and marketing costs as well as increased employee benefit expenses. Food and beverage expenses increased commensurate with the increase in revenue.

Entertainment, retail and other expenses in aggregate remained constant compared to the prior year quarter. Entertainment expenses increased primarily as a result of performances by Garth Brooks but were offset by lower expenses associated with our retail operations. General and administrative expenses decreased as a result of lower advertising expenses offset partially by higher repairs and replacement expenses associated with general property maintenance. Our provision for doubtful accounts receivable decreased during the three months ended June 30, 2010, compared to the prior year’s quarter.

Management fees

Since opening Wynn Las Vegas, management fees payable to Wynn Resorts for certain corporate management services have been charged and accrued at a rate equal to 1.5% of net revenues. These fees will be paid upon meeting certain leverage ratios and satisfying certain other criteria set forth in our Credit Facilities and the 6 5/8% and 7 7/8% First Mortgage Notes indentures. Management fees were $4.8 million for the quarter ended June 30, 2010, compared to $4.7 million for the quarter ended June 30, 2009.

Pre-opening costs

During the three months ended June 30, 2010, we incurred $1.6 million of pre-opening costs. We incurred no preopening costs for the three months ended June 30, 2009. Pre-opening costs incurred during the three months ended June 30, 2010, were related the Encore Beach Club which opened in May 2010.

Depreciation and amortization

Depreciation and amortization for the three months ended June 30, 2010 was $67.6 million compared to $78.4 million for the three months ended June 30, 2009. This decrease is primarily due to assets with a 5-year life being fully depreciated as of April 2010 at Wynn Las Vegas.

Property charges and other

Property charges and other for the three months ended June 30, 2010, were $0.5 million compared to a net gain of $6.6 million for the three months ended June 30, 2009. Property charges and other for the three months ended June 30, 2010 related to miscellaneous renovations and abandonments at Wynn Las Vegas and Encore.

Property charges and other for the three months ended June 30, 2009, include the write-off of $13.4 million of aircraft purchase deposits. On February 19, 2009, we cancelled an agreement to purchase an aircraft. The deposit was refundable to the extent another buyer was found. Due to the uncertainty as to the recoverability of this deposit, we wrote off the deposit in the first quarter of 2009. In the second quarter of 2009 another buyer was found and we recovered $8.1 million of our deposit. The remaining property charges were related to miscellaneous renovations and abandonments at Wynn Las Vegas and Encore.

In response to our evaluation of our resort complex and the reactions of our guests, we continue to make enhancements. The costs relating to assets retired as a result of these enhancement and remodel efforts will be expensed as property charges.

Other non-operating costs and expenses

Interest expense was $46.2 million, net of capitalized interest of $0.4 million, for the three months ended June 30, 2010, compared to $37.7 million for the three months ended June 30, 2009. There was no interest capitalized during the three months ended June 30, 2009. Interest expense increased approximately $8.5 million primarily due to increased interest related to the $500 million 7 7/8% First Mortgage Notes issued in October 2009, offset by lower average borrowings outstanding on the Wynn Las Vegas credit facilities.

Changes in the fair value of our interest rate swaps are recorded as an increase (or decrease) in swap fair value in each period. We recorded an expense of approximately $2.3 million for the three months ended June 30, 2010, resulting from the decrease in the fair value of our interest rate swap from March 31, 2010 to June 30, 2010. We had no interest rate swaps during the prior year quarter.

As described in Note 6 to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q we completed an exchange offer for a portion of our 6 5/8% first mortgage notes in April 2010. In connection with that exchange offer, the direct costs incurred with third parties of $3.2 million were expensed.

Financial results for the six months ended June 30, 2010 compared to the six months ended June 30, 2009.

Revenues

Net revenues for the six months ended June 30, 2010 are comprised of $256.7 million in casino revenues (40.3% of total net revenues) and $380.2 million of net non-casino revenues (59.7% of total net revenues). Net revenues for the six months ended June 30, 2009 were comprised of $241.8 million in casino revenues (40% of total net revenues) and $362.7 million of net non-casino revenues (60% of total net revenues).

Casino revenues are comprised of the net win from our table games and slot machine operations. We experienced an increase in casino revenues of approximately $14.9 million (or 6.2%) to $256.7 million for the six months ended June 30, 2010, compared to $241.8 million for the six months ended June 30, 2009. During the six months ended June 30, 2010, we experienced a 2.8% increase in drop and an increase in the average table games win percentage compared to the prior year. Our average table games win percentage (before discounts) of 21.7% was within the expected range of 21% to 24% for the six months ended June 30, 2010. For the six months ended June 30, 2009, our average table games win percentage (before discounts) was 19.2%. Slot handle decreased 23.3% during the six months ended June 30, 2010 as compared to 2009; however slot win decreased only 12.8% compared to the prior year.

For the six months ended June 30, 2010, room revenues were approximately $156.4 million, which represents a $10.1 million (or 6.1%) decrease over the $166.5 million generated in the six months ended June 30, 2009. We continued to experience a decrease in room rates during the six months ended June 30, 2010, compared to the six months ended June 30, 2009. We believe this is due to the current economic conditions in which we operate in the U.S. and the increased capacity in the Las Vegas market including the opening of a new large scale casino hotel in Las Vegas in December 2009. See the table below for key operating measures related to our room revenue.

	Six Months Ended June 30,
	2010	2009
Average Daily Rate	$200	$220
Occupancy	91.0%	88.0%
REVPAR	$182	$194

Other non-casino revenues for the six months ended June 30, 2010 include: food and beverage revenues of approximately $207.4 million, retail revenues of approximately $40.4 million, entertainment revenues of approximately $33.7 million, and other revenues from outlets such as the spa and salon, of approximately $31.4 million. Other non-gaming revenues for the six months ended June 30, 2009 included food and beverage revenues of approximately $196.9 million, retail revenues of approximately $41.7 million, entertainment revenues of approximately $25 million, and other revenues from outlets, including the spa and salon, of approximately $30.1 million. The increase in food and beverage revenue is due primarily to business in our nightclubs including the opening of the Encore Beach Club and Surrender nightclub in May 2010. Entertainment revenues increased over the prior year primarily due to performances by Garth Brooks in the Encore Theater which started in December 2009, as well as increased revenue from our Le Rêve show.

Departmental, Administrative and Other Expenses

During the six months ended June 30, 2010, departmental expenses included casino expenses of $145.4 million, room expenses of $61.5 million, food and beverage expenses of $126.4 million, and entertainment, retail and other expenses of $69.5 million. Also included are general and administrative expenses of approximately $116.9 million and approximately $9.3 million charged as a provision for doubtful accounts receivable. During the six months ended June 30, 2009, departmental expenses included casino expenses of $136.7 million, room expenses of $53 million, food and beverage expenses of $118.9 million, and entertainment, retail and other expenses of $63 million. Also included are general and administrative expenses of approximately $122.3 million and approximately $5.1 million charged as a provision for doubtful accounts receivable. The increase in casino and room expenses was primarily attributable to additional customer acquisition and marketing costs as well as increased employee benefit expenses. Food and beverage expenses increased commensurate with the increase in revenue.

Entertainment, retail and other expenses increased primarily as a result of performances by Garth Brooks. General and administrative expenses decreased as a result of lower advertising expenses and our cost savings initiatives offset partially by higher repairs and replacement expenses associated with general property maintenance. Our provision for doubtful accounts receivable increased during the six months ended June 30, 2010, compared to the prior year. This increase is primarily due to a reduction in the bad debt reserve taken in the first half of 2009 as a result of strong collection trends.

Management fees

Since opening Wynn Las Vegas, management fees payable to Wynn Resorts for certain corporate management services have been charged and accrued at a rate equal to 1.5% of net revenues. These fees will be paid upon meeting certain leverage ratios and satisfying certain other criteria set forth in our Credit Facilities and the 6 5/8% and 7 7/8% First Mortgage Notes indentures. Management fees were $9.6 million for the six months ended June 30, 2010, compared to $9.1 million for the six months ended June 30, 2009.

Pre-opening costs

During the six months ended June 30, 2010, we incurred $2 million of pre-opening costs. We incurred no preopening costs for the six months ended June 30, 2009. Pre-opening costs incurred during the six months ended June 30, 2010, were related the Encore Beach Club which opened in May 2010.

Depreciation and amortization

Depreciation and amortization for the six months ended June 30, 2010 was $146.5 million compared to $155.9 million for the six months ended June 30, 2009. This decrease is primarily due to assets with a 5-year life being fully depreciated as of April 2010 at Wynn Las Vegas, off set by depreciation of the assets of the Encore Beach Club which were placed into service in May 2010.

Property charges and other

Property charges and other for the six months ended June 30, 2010, were $1.7 million compared to approximately $7.3 million for the six months ended June 30, 2009. Property charges and other for the six months ended June 30, 2010 related to miscellaneous renovations and abandonments at Wynn Las Vegas and Encore.

Property charges and other for the six months ended June 30, 2009, include the write-off of $13.4 million of aircraft purchase deposits. On February 19, 2009, we cancelled an agreement to purchase an aircraft. The deposit was refundable to the extent another buyer was found. Due to the uncertainty as to the recoverability of this deposit, we wrote off the deposit in the first quarter of 2009. In the second quarter of 2009 another buyer was found and we recovered $8.1 million of our deposit. The remaining property charges were related to miscellaneous renovations and abandonments at Wynn Las Vegas and Encore.

In response to our evaluation of our resort complex and the reactions of our guests, we continue to make enhancements. The costs relating to assets retired as a result of these enhancement and remodel efforts will be expensed as property charges.

Other non-operating costs and expenses

Interest expense was $91.3 million, net of capitalized interest of $0.6 million, for the six months ended June 30, 2010, compared to $74.5 million for the six months ended June 30, 2009. There was no interest capitalized during the six months ended June 30, 2009. Interest expense increased approximately $16.8 million primarily due to increased interest related to the $500 million 7 7/8% First Mortgage Notes issued in October 2009, offset by lower average borrowings outstanding on the Wynn Las Vegas credit facilities.

Changes in the fair value of our interest rate swaps are recorded as an increase (or decrease) in swap fair value in each period. We recorded an expense of approximately $4.6 million for the six months ended June 30, 2010, resulting from the decrease in the fair value of our interest rate swap from December 31, 2009 to June 30, 2010. We had no interest rate swaps during the prior year.

As described in Note 6 to our Condensed Consolidated Financial Statements we completed an exchange offer for a portion of our 6 5/8% first mortgage notes in April 2010. In connection with that exchange offer, the direct costs incurred with third parties of $3.2 million were expensed.

Liquidity and Capital Resources

Cash Flow from Operations

Our operating cash flows primarily consist of operating income generated by our resort (excluding depreciation and other non-cash charges), interest paid and changes in working capital accounts such as receivables, inventories, prepaid expenses and payables. Our table games play is a mix of cash play and credit play, while our slot machine play is conducted primarily on a cash basis. A significant portion of our table games revenue is attributable to the play of a limited number of high-end international customers that play on credit. Our ability to collect these gaming receivables may impact our operating cash flow for the period. Our rooms, food and beverage, and entertainment, retail and other revenue is conducted primarily on a cash basis or as a trade receivable. Accordingly, operating cash flows will be impacted by changes in operating income and accounts receivables.

Net cash provided by operations for the six months ended June 30, 2010 was $27.1 million compared to $1.3 million used in operations for the six months ended June 30, 2009. Operating cash flows were positively impacted by an improvement in our operating loss and benefits from ordinary working capital changes.

Capital Resources

At June 30, 2010, we had approximately $50.3 million of cash and cash equivalents available for use without restriction, including for operations, debt service and retirement, new development activities, enhancements to Wynn Las Vegas and Encore and general corporate purposes. We require a certain amount of cash on hand for operations. We anticipate such funds, together with any other cash needs during 2010 in excess of what we generate from operations or additional borrowings, will be provided with capital contributions from Wynn Resorts. As of June 30, 2010, we had approximately $146.3 million available to draw under our Wynn Las Vegas credit facilities. Except for scheduled quarterly payments on one note payable, we have no debt maturities until September 2012.

Investing Activities

Capital expenditures were approximately $84.1 million for the six months ended June 30, 2010, and related primarily to the Encore Beach Club.

Financing Activities

As of June 30, 2010, our Wynn Las Vegas Amended and Restated Credit Agreement (the “Credit Agreement”), consisted of a $457.9 million revolving credit facility (the “Wynn Las Vegas Revolver”) and an $80.4 million term loan facility (the “Wynn Las Vegas Term Loan”) (together the “Wynn Las Vegas Credit Facilities”). As of June 30, 2010, we had borrowed $291.7 million under the Wynn Las Vegas Revolver. We also had $19.9 million of outstanding letters of credit that reduce our availability under the Wynn Las Vegas Revolver. We have availability of approximately $146.3 million under the Wynn Las Vegas Revolver as of June 30, 2010.

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

In August 2010, Wynn Las Vegas issued $1.32 billion of 7 3/4% First Mortgage Notes due 2020 (the “New 2020 Notes”) and concurrently tendered for all of its 2014 Notes. For a description of this transaction see Note 11 to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

During the six months ended June 30, 2009, Wynn Resorts made capital contributions to us in the amount of $328.5 million. The proceeds from these contributions were used to fund construction costs of Encore paid during the six months ended June 30, 2009 and to fund paydowns on the Wynn Las Vegas Credit Facilities.

Contractual Obligations and Off-Balance Sheet Arrangements

Except for the exchange offer described in Note 6 to the Condensed Consolidated Financial Statements in this quarterly Report on Form 10-Q, there have been no material changes during the quarter to our contractual obligations or off-balance sheet arrangements as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.

Other Liquidity Matters

We are restricted under the indentures governing the 2014 Notes, the 2017 Notes and the 2020 Notes from making certain “restricted payments” as defined in the indentures. These restricted payments include the payments of dividends or distributions to any direct or indirect holders of equity interests of Wynn Las Vegas, LLC. These restricted payments may not be made until certain other financial and non-financial criteria have been satisfied. In addition, the Credit Facilities contain similar restrictions.

Wynn Las Vegas, LLC intends to fund its operations and capital requirements from operating cash flow and availability under our credit facilities. We cannot be sure that Wynn Las Vegas, LLC will generate sufficient cash flow from operations or that future borrowings will be sufficient to enable us to service and repay Wynn Las Vegas, LLC’s indebtedness and to fund its other liquidity needs. We cannot be sure that we will be able to refinance any of our indebtedness on acceptable terms or at all.

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

Critical Accounting Policies and Estimates

A description of our critical accounting policies is included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2009. There have been no material changes to these policies for the six months ended June 30, 2010.

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

Interest Rate Swaps

As of June 30, 2010, we have one interest rate swap agreement to hedge a portion of the underlying interest rate risk on borrowings under the Wynn Las Vegas Credit Agreement. Under this swap agreement, we pay a fixed interest rate of 2.485% on borrowings of $250 million incurred under the Wynn Las Vegas Credit Agreement in exchange for receipts on the same amount at a variable interest rate based on the applicable LIBOR at the time of payment. This interest rate swap fixes the interest rate on $250 million of borrowings under the Wynn Las Vegas Credit Agreement at approximately 5.485%. This interest rate swap agreement matures in November 2012. Changes in the fair value of this interest rate swap have and will continue to be recorded as an increase/ (decrease) in swap fair value in our Condensed Consolidated Statements of Operations as the swap does not qualify for hedge accounting.

As of June 30, 2010, our interest rate swap had an approximate liability fair value of $8.8 million and is included in long-term liabilities in the accompanying Condensed Consolidated Balance Sheets. The fair value approximates the amount we would have paid if this contract had settled at the valuation date. Fair value is estimated based upon current, and predictions of future, interest rate levels along a yield curve, the remaining duration of the instruments and other market conditions, and therefore, is subject to significant estimation and a high degree of variability of fluctuation between periods.

Interest Rate Sensitivity

As of June 30, 2010, approximately 94% of our long-term debt was based on fixed rates including the notional amount of our swap. Based on our borrowings as of June 30, 2010, an assumed 1% change in variable rates would cause our annual interest cost to change by approximately $1.6 million.

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

Part II—OTHER INFORMATION

Item IA. Risk Factors

A description of our risk factors can be found in Item IA of our Annual Report on Form 10-K for the year ended December 31, 2009. There were no material changes to those risk factors during the three months ended June 30, 2010.

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

Item 6. Exhibits

(a) Exhibits

EXHIBIT INDEX

Exhibit No.	Description

3.1	Second Amended and Restated Articles of Organization of Wynn Las Vegas, LLC. (1)

3.2	Second Amended and Restated Operating Agreement of Wynn Las Vegas, LLC. (1)

4.1	Indenture, dated as of April 28, 2010, by and among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., the Guarantors set forth therein and U.S. Bank National Association, as trustee. (2)

10.1	Registration Rights Agreement, dated as of April 28, 2010, by and among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., the Guarantors set forth therein, Deutsche Bank Securities Inc., Banc of America Securities LLC and J.P. Morgan Securities Inc. (2)

10.2	Fourth Amendment to Amended and Restated Master Disbursement Agreement, dated April 28, 2010, by and among Wynn Las Vegas, LLC, Deutsche Bank Trust Company Americas, as the Bank Agent, and Deutsche Bank Trust Company Americas, as the Disbursement Agent. (2)

10.3	Sixth Amendment to Amended and Restated Credit Agreement dated as of April 28, 2010 among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., Wynn Show Performers, LLC, Wynn Golf, LLC, Wynn Sunrise, LLC, World Travel, LLC, Kevyn, LLC, Las Vegas Jet, LLC, Wynn Resorts Holdings, LLC, Wynn Completion Guarantor, LLC and Deutsche Bank Trust Company Americas, as Administrative Agent. (2)

*31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a – 14(a) and Rule 15d – 14(a).

*31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a – 14(a) and Rule 15d – 14(a).

*32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350.

*	Filed herewith.

(1)	Previously filed with the Registration Statement on Form S-4 filed by the Registrant on April 13, 2005 (File No. 333-124052) and incorporated herein by reference.

(2)	Previously filed with the Current Report on Form 8-K filed by the Registrant on April 28, 2010, and incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WYNN LAS VEGAS
Dated: August 6, 2010	By:	/s/ SCOTT PETERSON
Scott Peterson
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)