Form 10-Q
period 2010-09-30
WYNN LAS VEGAS LLC
filed 2010-11-08
CIK 1180638

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Wynn Resorts Holdings, LLC owns all of the membership interests of the Registrant as of November 5, 2010.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands)

(unaudited)

	September 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$86,237	$66,354
Receivables, net	92,670	110,860
Inventories	71,071	80,861
Prepaid expenses and other	20,049	25,187

Total current assets	270,027	283,262
Property and equipment, net	3,752,037	3,851,668
Intangible assets, net	13,322	14,875
Deferred financing costs, net	47,955	42,025
Deposits and other assets	55,346	58,733
Investment in unconsolidated affiliates	3,973	3,761

Total assets	$4,142,660	$4,254,324

LIABILITIES AND MEMBER’S EQUITY
Current liabilities:
Current portion of long-term debt	$1,050	$1,050
Accounts payable	34,194	28,226
Accrued interest	46,229	17,595
Accrued compensation and benefits	45,638	37,521
Gaming taxes payable	9,696	7,111
Other accrued expenses	16,629	16,198
Customer deposits and other liabilities	68,785	101,507
Due to affiliates, net	23,965	21,480

Total current liabilities	246,186	230,688
Long-term debt	2,630,528	2,551,520
Due to affiliates, net	96,920	82,339
Interest rate swap	10,093	4,224

Total liabilities	2,983,727	2,868,771

Commitments and contingencies (Note 10)

Member’s equity:
Contributed capital	1,970,946	1,912,146
Accumulated deficit	(812,013)	(526,593)

Total member’s equity	1,158,933	1,385,553

Total liabilities and member’s equity	$4,142,660	$4,254,324

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Operating revenues:
Casino	$138,381	$143,988	$395,081	$385,812
Rooms	75,594	76,867	232,030	243,410
Food and beverage	111,809	96,839	319,229	293,693
Entertainment, retail and other	51,995	51,341	157,523	148,180

Gross revenues	377,779	369,035	1,103,863	1,071,095
Less: promotional allowances	(43,276)	(44,574)	(132,432)	(142,153)

Net revenues	334,503	324,461	971,431	928,942

Operating costs and expenses:
Casino	70,748	69,582	216,160	206,269
Rooms	29,855	27,822	91,305	80,824
Food and beverage	67,577	61,226	193,947	180,169
Entertainment, retail and other	35,920	36,311	105,371	99,318
General and administrative	59,071	62,508	175,966	184,779
Provision for doubtful accounts	2,541	5,114	11,823	10,195
Management fees	5,020	4,814	14,581	13,871
Pre-opening costs	84	—	2,053	—
Depreciation and amortization	63,330	77,811	209,839	233,680
Property charges and other	16,552	159	18,288	7,453

Total operating costs and expenses	350,698	345,347	1,039,333	1,016,558

Operating loss	(16,195)	(20,886)	(67,902)	(87,616)

Other income (expense):
Interest income	118	6	298	20
Interest expense, net of capitalized interest	(51,442)	(38,943)	(142,726)	(113,445)
Decrease in swap fair value	(1,314)	(3,978)	(5,869)	(3,978)
Loss on extinguishment of debt/exchange offer	(66,281)	—	(69,433)	—
Equity in income (loss) from unconsolidated affiliates	133	50	212	(379)

Other income (expense), net	(118,786)	(42,865)	(217,518)	(117,782)

Net loss	$(134,981)	$(63,751)	$(285,420)	$(205,398)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(285,420)	$(205,398)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	209,839	233,680
Stock-based compensation	8,800	7,072
Loss on extinguishment of debt/exchange offer	64,673	—
Amortization and writeoff of deferred financing costs and other	12,102	15,541
Equity in income (loss) from unconsolidated affiliates, net of distributions	(212)	746
Provision for doubtful accounts	11,823	10,195
Property charges and other	3,339	7,453
Decrease in swap fair value	5,869	3,978
Increase (decrease) in cash from changes in:
Receivables	6,367	2,603
Inventories and prepaid expenses and other	14,067	14,684
Accounts payable and accrued expenses	13,013	(28,826)
Due to affiliates, net	15,003	4,677

Net cash provided by operating activities	79,263	66,405

Cash flows from investing activities:
Capital expenditures, net of construction payables and retention	(108,700)	(224,084)
Deposits and other assets	(5,371)	4,403
Due to affiliates, net	3,776	4,202
Proceeds from sale of assets	218	—

Net cash used in investing activities	(110,077)	(215,479)

Cash flows from financing activities:
Principal payments on long-term debt	(1,603,730)	(289,426)
Proceeds from issuance of long-term debt	1,676,528	150,542
Capital contribution from the Parent	50,000	328,451
Payment of financing costs	(72,101)	(10,560)

Net cash provided by financing activities	50,697	179,007

Cash and cash equivalents:
Increase in cash and cash equivalents	19,883	29,933
Balance, beginning of period	66,354	123,315

Balance, end of period	$86,237	$153,248

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

Wynn Las Vegas Capital Corp. (“Wynn Capital”) is a wholly owned subsidiary of the Company incorporated on June 3, 2002, solely for the purpose of obtaining financing for Wynn Las Vegas. Wynn Capital is authorized to issue 2,000 shares of common stock, par value $0.01. At September 30, 2010, the Company owned the one share that was issued and outstanding. Wynn Capital has neither any significant net assets nor has had any operating activity. Its sole function is to serve as the co-issuer of the mortgage notes described below. Wynn Las Vegas, LLC and Wynn Capital together are hereinafter referred to as the “Issuers”.

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

The accompanying condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results for the interim periods have been made. The results for the three and nine months ended September 30, 2010 are not necessarily indicative of results to be expected for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

2. Summary of Significant Accounting Policies

Accounts Receivable and Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of casino accounts receivable. The Company issues credit in the form of “markers” to approved casino customers following investigations of creditworthiness. As of September 30, 2010 and December 31, 2009, approximately 64% and 68%, respectively, of the Company’s markers were due from customers residing in foreign countries, primarily in Asia. Business or economic conditions or other significant events in these countries could affect the collectibility of such receivables.

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

The retail value of accommodations, food and beverage, and other services furnished to guests without charge is included in gross revenue and then deducted as promotional allowances. The estimated cost of providing such promotional allowances is primarily included in casino expenses as follows (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Rooms	$9,465	$11,471	$30,396	$36,188
Food and beverage	14,640	15,262	44,150	46,247
Entertainment, retail and other	5,076	3,309	14,947	8,214

Total	$29,181	$30,042	$89,493	$90,649

Gaming Taxes

The Company is subject to taxes based on gross gaming revenues, subject to applicable adjustments. These gaming taxes are an assessment on the Company’s gaming revenues and are recorded as an expense within the “Casino” line item in the accompanying Condensed Consolidated Statements of Operations. These taxes totaled approximately $10 million and $10.3 million for the three months ended September 30, 2010 and 2009, respectively. For the nine months ended September 30, 2010 and 2009, these taxes totaled approximately $27.9 million and $27.8 million, respectively.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Advertising Costs

The Company expenses advertising costs the first time the advertising takes place. Advertising costs incurred in development periods are included in pre-opening costs. Once a project is completed, advertising costs are included in general and administrative expenses. For the three months ended September 30, 2010 and 2009, advertising costs totaled approximately $4.0 million and $3.7 million, respectively. For the nine months ended September 30, 2010 and 2009, advertising costs totaled approximately $10.4 million and $14.1 million, respectively.

Share-Based Compensation

The Company accounts for share based compensation related to equity shares of Wynn Resorts granted to its employees by recognizing the costs of the employee services received in exchange for the equity award instrument based on the grant date fair value of the awards over the service period. For the nine months ended September 30, 2010 and 2009, the Company recorded $8.8 million and $7.1 million, respectively, in share based compensation with a corresponding credit to contributed capital.

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

3. Supplemental Disclosure of Cash Flow Information

Interest paid for the nine months ended September 30, 2010 and 2009 totaled approximately $107 million and $77.6 million, respectively. Interest capitalized for the nine months ended September 30, 2010 totaled approximately $0.6 million. There was no interest capitalized during the nine months ended September 30, 2009.

During the nine months ended September 30, 2010 and 2009, capital expenditures include a decrease of approximately $7.6 million and approximately $179.6 million, respectively, in construction payables and retention recorded through amounts due to affiliates.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

4. Receivables, net

Receivables, net consisted of the following (amounts in thousands):

	September 30, 2010	December 31, 2009
Casino	$138,510	$149,786
Hotel	13,062	17,490
Other	10,926	10,990

	162,498	178,266
Less: allowance for doubtful accounts	(69,828)	(67,406)

	$92,670	$110,860

5. Property and Equipment, net

Property and equipment, net consisted of the following (amounts in thousands):

	September 30, 2010	December 31, 2009
Land and improvements	$719,708	$692,677
Buildings and improvements	2,586,562	2,554,224
Airplane	44,349	44,254
Furniture, fixtures and equipment	1,352,983	1,325,677
Construction in progress	14,296	23,973

	4,717,898	4,640,805
Less: accumulated depreciation	(965,861)	(789,137)

	$3,752,037	$3,851,668

6. Long-Term Debt

Long-term debt consisted of the following (amounts in thousands):

	September 30, 2010	December 31, 2009
6 5/8% First Mortgage Notes, due December 1, 2014, net of original issue discount of $8,214 at December 31, 2009	$—	$1,626,016
7 7/8% First Mortgage Notes, due November 1, 2017, net of original issue discount of $9,940 at September 30, 2010 and $10,529 at December 31, 2009	490,060	489,471
7 7/8% First Mortgage Notes, due May 1, 2020, net of original issue discount of $2,533 at September 30, 2010	349,477	—
7 3/4% First Mortgage Notes, due August 15, 2020	1,320,000	—
Revolving Credit Facility, due July 15, 2013; interest at LIBOR plus 3.0%	5,120	252,717
Revolving Credit Facility, due July 17, 2015; interest on LIBOR plus 3.0%	24,935	—
Term Loan Facility, due August 15, 2013; interest at LIBOR plus 1.875%	44,281	80,446
Term Loan Facility, due August 17, 2015; interest at LIBOR plus 3.0%	330,605	—
$42 million Note Payable due April 1, 2017; interest at LIBOR plus 1.25%	37,100	38,150
Payable to Affiliate	30,000	65,770

	2,631,578	2,552,570
Current portion of long-term debt	(1,050)	(1,050)

	$2,630,528	$2,551,520

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

First Mortgage Notes

On March 26, 2010, the Issuers, each a direct or indirect wholly owned subsidiary of Wynn Resorts, Limited, commenced an offer to exchange all outstanding 6 5/8% First Mortgage Notes due 2014 (the “2014 Notes”) for 7 7/8% First Mortgage Notes due 2020 (the “2020 Notes”) of the Issuers, upon the terms and subject to the conditions set forth in an offering memorandum and a related letter of transmittal (the “exchange offer”). The exchange offer was conditioned upon, among other things, the tender of at least $250 million aggregate principal amount of 2014 Notes. The 2020 Notes were offered only to qualified institutional buyers and outside the United States in accordance with Rule 144A and Regulation S, respectively, under the Securities Act of 1933, as amended (the “Securities Act”). As of April 23, 2010, the expiration date, approximately $382 million of the 2014 Notes were validly tendered for exchange to the 2020 Notes. This includes $30 million of the 2014 Notes that were purchased by Wynn Resorts in 2009, and are included in payable to affiliate in the table above. The exchange offer closed on April 28, 2010.

The 2020 Notes rank pari passu in right of payment with borrowings under Wynn Las Vegas, LLC’s credit facilities and the Issuers’ 7 7/8% First Mortgage Notes due 2017 (the “2017 Notes”). The 2020 Notes are senior secured obligations of the issuers, will be guaranteed by certain of Wynn Las Vegas, LLC’s subsidiaries and are secured by a first priority lien on substantially all of the existing and future assets of the Issuers and guarantors and, subject to approval from the Nevada Gaming Commission, a first priority lien on the equity interests of Wynn Las Vegas, LLC, all of which is the same collateral that secures borrowings under Wynn Las Vegas, LLC’s credit facilities and the 2017 Notes.

The noteholders who validly tendered 2014 Notes prior to the early delivery time received an early delivery payment on April 28, 2010 of 1% of the amount tendered in cash which totaled approximately $3.8 million. In accordance with accounting standards, this was included as deferred financing costs and is being amortized over the life of the 2020 Notes. The direct costs of the exchange offer incurred with third parties of $4.4 million were expensed and are included in Gain / (loss) on extinguishment of debt / exchange offer in the accompanying Condensed Consolidated Statement of Operations.

On August 4, 2010, the Issuers issued $1.32 billion aggregate principal amount of 7 3/4% First Mortgage Notes due August 15, 2020 (the “New 2020 Notes”). The New 2020 Notes were issued at par. The New 2020 Notes were offered only to qualified institutional buyers and outside the U.S. in accordance with Rule 144A and Regulation S, respectively, under the Securities Act of 1933. Wynn Las Vegas, LLC used the net proceeds of the offering along with the proceeds of a $50 million capital contribution from Wynn Resorts, Limited to purchase, and, as applicable, make consent payments for, any and all of the Issuers’ 2014 Notes that were validly tendered and accepted for payment pursuant to Wynn Las Vegas, LLC’s concurrent offer to purchase and consent solicitation with respect to the 2014 Notes and to redeem all of the 2014 Notes not tendered. On or prior to August 3, 2010, valid tenders had been received with respect to approximately $987 million of the $1.3 billion aggregate principal amount of 2014 Notes outstanding. On August 4, 2010, tendering holders received the tender offer consideration in the amount of $1,004.38, plus a consent payment of $30 for each $1,000 principal amount of 2014 Notes which totaled $33.9 million. The consent solicitation expired on August 3, 2010 and the tender offer expired on August 18, 2010. In accordance with accounting standards the consideration and consent fees were expensed and are included in Gain / (loss) on extinguishment of debt / exchange offer in the accompanying Condensed Consolidated Statement of Operations.

On August 4, 2010, the Trustee, at the request of the Issuers, gave notice of redemption of any and all of the outstanding 2014 Notes. The redemption price was equal to 103.313% of the aggregate principal amount of the

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

2014 Notes redeemed plus accrued and unpaid interest thereon to September 3, 2010. The total redemption amount paid was $10.9 million. In accordance with accounting standards the redemption fees were expensed and are included in Gain / (loss) on extinguishment of debt / exchange offer in the accompanying Condensed Consolidated Statement of Operations.

Also in connection with this transaction, unamortized debt issue costs and original issue discount related to the 2014 Notes totaling $19.2 million were expensed and are included in Gain / (loss) on extinguishment of debt / exchange offer in the accompanying Condensed Consolidated Statement of Operations.

The New 2020 Notes rank pari passu in right of payment with borrowings under Wynn Las Vegas, LLC’s credit facilities, the 2017 Notes and existing 2020 Notes. The New 2020 Notes are senior secured obligations of the Issuers, guaranteed by certain of Wynn Las Vegas, LLC’s subsidiaries and secured on an equal and ratable basis (with certain exceptions) by a first priority lien on substantially all of the existing and future assets of the Issuers and guarantors, and, subject to prior approval from the Nevada gaming authorities, a first priority lien on the equity interests of Wynn Las Vegas, LLC, all of which is the same collateral that secures borrowings under Wynn Las Vegas, LLC’s credit facilities, the 2014 Notes, the 2017 Notes and the existing 2020 Notes.

The New 2020 Notes have not been registered under the Securities Act of 1933 or under any state securities laws. Therefore, the issuers may not offer or sell the notes within the United States to, or for the account or benefit of, any United States person unless the offer or sale would qualify for a registration exemption from the Securities Act and applicable state securities laws.

Wynn Las Vegas Credit Facility

Concurrently with the issuance of the New 2020 Notes, the Company entered into a seventh amendment, dated August 4, 2010, to the Wynn Las Vegas Amended and Restated Credit Agreement (the “Credit Agreement”). After giving effect to this amendment, the maturity date with respect to a portion of the revolving credit facility and the term facility was extended to July 2015 and August 2015, respectively, and the interest margin in respect of the extended portion will increase after June 30, 2013. In addition, lenders made incremental term loans of $248.5 million having a maturity date of August 2015. The amendment made certain other changes including eliminating the maximum Consolidated Leverage Ratio and reducing the minimum Consolidated Interest Coverage Ratio to 1:00 to 1 through June 2013.

As of September 30, 2010, the Credit Agreement consisted of a $108.5 million revolving credit facility due July 2013 and a $258.4 million revolving credit facility due July 2015 (together the “Wynn Las Vegas Revolver”), and a fully drawn $44.3 million term loan facility due August 2013 and a fully drawn $330.6 million term loan facility due August 2015 (together the “Wynn Las Vegas Term Loan”). As of September 30, 2010, the Wynn Las Vegas Term Loan was fully drawn and $30.1 million was outstanding under the Wynn Las Vegas Revolver. The Company also had $19.7 million of outstanding letters of credit that reduce availability under the Wynn Las Vegas Revolver. The Company has availability of approximately $317.2 million under the Wynn Las Vegas Revolver as of September 30, 2010.

During the nine months ended September 30, 2009, Wynn Resorts purchased $65.8 million face amount of the 2014 Notes through open market purchases at a discount. In April 2010, $30 million of these first mortgage notes were exchanged for 7 7/8% First Mortgage Notes as described above. In August 2010, as part of the tender transaction noted above, Wynn Resorts tendered its remaining $35.8 million of 2014 Notes. The purchase of the notes by Wynn Resorts has not been contributed to the Company and the notes have not been retired.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Accordingly, $30 million and $65.8 million of the first mortgage notes held by Wynn Resorts remain on the Company’s balance sheet as a payable to affiliate within Long-term Debt at September 30, 2010 and December 31, 2009, respectively.

Debt Covenant Compliance

As of September 30, 2010, management believes the Company was in compliance with all debt covenants.

Fair Value of Long-term Debt

The net book value of the 2014 Notes, the 2017 Notes, the 2020 Notes and the New 2020 Notes at September 30, 2010 and December 31, 2009, was approximately $2.2 billion at each period end. The estimated fair value of the first mortgage notes based upon most recent trades at September 30, 2010 and December 31, 2009, was approximately $2.3 billion and $2.2 billion, respectively. The net book value of the Company’s other debt instruments was $442 million and the fair value of such debt was approximately $426 million as of September 30, 2010.

7. Interest Rate Swap

The Company has entered into a floating-for-fixed interest rate swap arrangement in order to manage interest rate risk relating to certain of its debt facilities. The Company’s interest rate swap agreement modifies the Company’s exposure to interest rate risk by converting a portion of the Company’s floating-rate debt to a fixed rate. The interest rate swap essentially fixes the interest rate at the percentage noted below; however, changes in the fair value of the interest rate swap for each reporting period have been recorded as an increase/decrease in swap fair value in the accompanying Condensed Consolidated Statements of Operations, as the interest rate swap does not qualify for hedge accounting.

The Company measures the fair value of its interest rate swap on a recurring basis pursuant to accounting standards for fair value measurements. These standards establish a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. The Company categorizes the interest rate swap as Level 2.

The Company currently has one interest rate swap agreement to hedge a portion of the underlying interest rate risk on borrowings under the Wynn Las Vegas Credit Facilities. Under this swap agreement, the Company pays a fixed interest rate of 2.485% on borrowings of $250 million incurred under the Wynn Las Vegas Credit Facilities in exchange for receipts on the same amount at a variable interest rate based on the applicable LIBOR at the time of payment. This interest rate swap fixes the interest rate on $250 million of borrowings at approximately 5.485%. This interest rate swap agreement matures in November 2012. As of September 30, 2010 and December 31, 2009, the fair value of this interest rate swap was a liability of $10.1 million and $4.2 million, respectively.

8. Related Party Transactions, net

Amounts Due to Affiliates, net

As of September 30, 2010, the Company’s current Due to affiliates was primarily comprised of construction payables of approximately $13.9 million, construction retention of approximately $1.7 million and other net

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

amounts due to affiliates totaling $8.4 million (including corporate allocations discussed below). The long-term Due to affiliates is management fees of approximately $96.9 million (equal to 1.5% of net revenues and payable upon meeting certain leverage ratios as specified in the documents governing the Company’s credit facilities and the first mortgage notes indentures).

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

Corporate Allocations

The accompanying condensed consolidated statements of operations include allocations from Wynn Resorts for legal, accounting, human resources, information services, real estate, and other corporate support services. The corporate support service allocations have been determined on a basis that Wynn Resorts and the Company consider to be reasonable estimates of the utilization of service provided or the benefit received by the Company. Wynn Resorts maintains corporate offices at Wynn Las Vegas without charge from the Company. Through September 30, 2008, the Company settled these corporate allocation charges with Wynn Resorts on a periodic basis as discussed in “Amounts Due to Affiliates, net” above. Beginning in the fourth quarter of 2008 through the third quarter 2009, the Company did not settle its corporate allocation and accordingly, such allocations were recorded as a contribution to equity from Wynn Resorts. In the fourth quarter 2009, the Company resumed settling its corporate allocations with Wynn Resorts. During the nine months ended September 30, 2010 and 2009, approximately $17 million and $16.5 million, respectively, were charged to the Company for such corporate allocations.

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

9. Property Charges and Other

Property charges generally include costs related to the retirement of assets for remodels and asset abandonments. Property charges and other for the three months ended September 30, 2010 and 2009 were $16.6 million and $0.2 million, respectively. Property charges and other for the three months ended September 30, 2010 include a contract termination payment of $14.9 million related to a management contract for certain of the nightclubs at Wynn Las Vegas as well as miscellaneous renovations and abandonments at Wynn Las Vegas and Encore. Property charges and other for the three months ended September 30, 2009 related to miscellaneous renovations and abandonments at Wynn Las Vegas and Encore.

Property charges and other for the nine months ended September 30, 2010 and 2009 were $18.3 million and $7.5 million respectively. Property charges and other for the nine months ended September 30, 2010 include a contract termination payment of $14.9 million related to a management contract for certain of the nightclubs at Wynn Las Vegas, as well as miscellaneous renovations and abandonments at Wynn Las Vegas and Encore. Property charges and other for the nine months ended September 30, 2009, include the write-off of $5.3 million of aircraft purchase deposits that were cancelled. The remaining property charges for the nine months ended September 30, 2009 were related to miscellaneous renovations and abandonments at Wynn Las Vegas and Encore.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

10. Commitments and Contingencies

Litigation

The Company does not have any material litigation as of September 30, 2010.

Sales and Use Tax on Complimentary Meals

In March 2008, the Nevada Supreme Court ruled, in the matter captioned Sparks Nugget, Inc. vs. The State of Nevada Ex Rel. Department of Taxation, that food and non-alcoholic beverages purchased for use in providing complimentary meals to customers and to employees was exempt from sales and use tax. In July 2008, the Court denied the State’s motion for rehearing. Through April 2008, Wynn Las Vegas has paid use tax on these items and has filed for refunds for the periods from April 2005 to April 2008. The amount subject to these refunds is approximately $5.4 million. As of September 30, 2010, the Company had not recorded a receivable related to this matter.

11. Consolidating Financial Information of Guarantors and Issuers

The following consolidating information relates to the Issuers of the First Mortgage Notes and their guarantor subsidiaries (World Travel, LLC; Las Vegas Jet, LLC; Wynn Show Performers, LLC; Wynn Golf, LLC; Kevyn, LLC; and Wynn Sunrise, LLC) and non-guarantor subsidiary (Wynn Completion Guarantor, LLC) as of September 30, 2010 and December 31, 2009, and for the nine months ended September 30, 2010 and 2009.

The following consolidating information is presented in the form provided because: (i) the guarantor subsidiaries are wholly owned subsidiaries of Wynn Las Vegas, LLC (an issuer of the 6 5/8%, 7 3/4% and 7 7/8% First Mortgage Notes); (ii) the guarantee is considered to be full and unconditional (that is, if the Issuers fail to make a scheduled payment, the guarantor subsidiaries are obligated to make the scheduled payment immediately and, if they do not, any holder of the 6 5/8%, 7 3/4% and 7 7/8% First Mortgage Notes may immediately bring suit directly against the guarantor subsidiaries for payment of all amounts due and payable); and (iii) the guarantee is joint and several.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION

AS OF SEPTEMBER 30, 2010

(amounts in thousands)

(unaudited)

	Issuers	Guarantor Subsidiaries	Nonguarantor Subsidiary	Eliminating Entries	Total
ASSETS
Current assets:
Cash and cash equivalents	$86,232	$—	$5	$—	$86,237
Receivables, net	92,670	—	—	—	92,670
Inventories	71,071	—	—	—	71,071
Prepaid expenses and other	19,827	222	—	—	20,049

Total current assets	269,800	222	5	—	270,027

Property and equipment, net	3,557,178	194,859	—	—	3,752,037
Intangible assets, net	7,178	6,144	—	—	13,322
Deferred financing costs, net	47,955	—	—	—	47,955
Deposits and other assets	55,346	—	—	—	55,346
Investment in unconsolidated affiliates	(18,891)	3,973	—	18,891	3,973

Total assets	$3,918,566	$205,198	$5	$18,891	$4,142,660

LIABILITIES AND MEMBER’S EQUITY
Current liabilities:
Current portion of long-term debt	$—	$1,050	$—	$—	$1,050
Accounts payable	34,194	—	—	—	34,194
Accrued interest	46,229	—	—	—	46,229
Accrued compensation and benefits	44,179	1,459	—	—	45,638
Gaming taxes payable	9,696	—	—	—	9,696
Other accrued expenses	16,604	25	—	—	16,629
Customer deposits and other liabilities	68,785	—	—	—	68,785
Due to affiliates, net	(161,545)	193,391	(7,881)	—	23,965

Total current liabilities	58,142	195,925	(7,881)	—	246,186
Long-term debt	2,594,478	36,050	—	—	2,630,528
Due to affiliates, net	96,920	—	—	—	96,920
Interest rate swap	10,093	—	—	—	10,093

Total liabilities	2,759,633	231,975	(7,881)	—	2,983,727

Commitments and contingencies

Member’s equity:
Contributed capital	1,970,946	12,530	—	(12,530)	1,970,946
Accumulated earnings (deficit)	(812,013)	(39,307)	7,886	31,421	(812,013)

Total member’s equity	1,158,933	(26,777)	7,886	18,891	1,158,933

Total liabilities and member’s equity	$3,918,566	$205,198	$5	$18,891	$4,142,660

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

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

THREE MONTHS ENDED SEPTEMBER 30, 2010

(amounts in thousands)

(unaudited)

	Issuers	Guarantor Subsidiaries	Nonguarantor Subsidiary	Eliminating Entries	Total
Operating revenues:
Casino	$138,381	$—	$—	$—	$138,381
Rooms	75,594	—	—	—	75,594
Food and beverage	111,809	—	—	—	111,809
Entertainment, retail and other	52,128	—	—	(133)	51,995

Gross revenues	377,912	—	—	(133)	377,779
Less: promotional allowances	(43,276)	—	—	—	(43,276)

Net revenues	334,636	—	—	(133)	334,503

Operating costs and expenses:
Casino	70,748	—	—	—	70,748
Rooms	29,855	—	—	—	29,855
Food and beverage	67,577	—	—	—	67,577
Entertainment, retail and other	35,920	—	—	—	35,920
General and administrative	59,361	(157)	—	(133)	59,071
Provision for doubtful accounts	2,541	—	—	—	2,541
Management fees	5,020	—	—	—	5,020
Pre-opening costs	84	—	—	—	84
Depreciation and amortization	62,402	928	—	—	63,330
Property charges and other	16,552	—	—	—	16,552

Total operating costs and expenses	350,060	771	—	(133)	350,698

Operating loss	(15,424)	(771)	—	—	(16,195)

Other income (expense):
Interest income	118	—	—	—	118
Interest expense, net of capitalized interest	(51,265)	(177)	—	—	(51,442)
Decrease in swap fair value	(1,314)	—	—	—	(1,314)
Loss on extinguishment of debt/exchange offer	(66,281)	—	—	—	(66,281)
Equity in income (loss) from unconsolidated affiliates	(815)	133	—	815	133

Other income (expense), net	(119,557)	(44)	—	815	(118,786)

Net income (loss)	$(134,981)	$(815)	$—	$815	$(134,981)

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

THREE MONTHS ENDED SEPTEMBER 30, 2009

(amounts in thousands)

(unaudited)

	Issuers	Guarantor Subsidiaries	Nonguarantor Subsidiary	Eliminating Entries	Total
Operating revenues:
Casino	$143,988	$—	$—	$—	$143,988
Rooms	76,867	—	—	—	76,867
Food and beverage	96,839	—	—	—	96,839
Entertainment, retail and other	51,391	—	—	(50)	51,341

Gross revenues	369,085	—	—	(50)	369,035
Less: promotional allowances	(44,574)	—	—	—	(44,574)

Net revenues	324,511	—	—	(50)	324,461

Operating costs and expenses:
Casino	69,582	—	—	—	69,582
Rooms	27,822	—	—	—	27,822
Food and beverage	61,226	—	—	—	61,226
Entertainment, retail and other	36,311	—	—	—	36,311
General and administrative	62,967	(409)	—	(50)	62,508
Provision for doubtful accounts	5,114	—	—	—	5,114
Management fees	4,814	—	—	—	4,814
Depreciation and amortization	76,620	1,191	—	—	77,811
Property charges and other	159	—	—	—	159

Total operating costs and expenses	344,615	782	—	(50)	345,347

Operating loss	(20,104)	(782)	—	—	(20,886)

Other income (expense):
Interest income	6	—	—	—	6
Interest expense, net of capitalized interest	(38,719)	(224)	—	—	(38,943)
Decrease in swap fair value	(3,978)	—	—	—	(3,978)
Equity in income (loss) from unconsolidated affiliates	(956)	50	—	956	50

Other income (expense), net	(43,647)	(174)	—	956	(42,865)

Net income (loss)	$(63,751)	$(956)	$—	$956	$(63,751)

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

NINE MONTHS ENDED SEPTEMBER 30, 2010

(amounts in thousands)

(unaudited)

	Issuers	Guarantor Subsidiaries	Nonguarantor Subsidiary	Eliminating Entries	Total
Operating revenues:
Casino	$395,081	$—	$—	$—	$395,081
Rooms	231,988	42	—	—	232,030
Food and beverage	319,229	—	—	—	319,229
Entertainment, retail and other	157,735	—	—	(212)	157,523

Gross revenues	1,104,033	42	—	(212)	1,103,863
Less: promotional allowances	(132,432)	—	—	—	(132,432)

Net revenues	971,601	42	—	(212)	971,431

Operating costs and expenses:
Casino	216,160	—	—	—	216,160
Rooms	91,263	42	—	—	91,305
Food and beverage	193,947	—	—	—	193,947
Entertainment, retail and other	105,371	—	—	—	105,371
General and administrative	177,105	(927)	—	(212)	175,966
Provision for doubtful accounts	11,823	—	—	—	11,823
Management fees	14,581	—	—	—	14,581
Pre-opening costs	2,053	—	—	—	2,053
Depreciation and amortization	206,742	3,097	—	—	209,839
Property charges and other	18,288	—	—	—	18,288

Total operating costs and expenses	1,037,333	2,212	—	(212)	1,039,333

Operating loss	(65,732)	(2,170)	—	—	(67,902)

Other income (expense):
Interest income	289	9	—	—	298
Interest expense, net of capitalized interest	(142,234)	(492)	—	—	(142,726)
Decrease in swap fair value	(5,869)				(5,869)
Loss on extinguishment of debt/exchange offer	(69,433)				(69,433)
Equity in income (loss) from unconsolidated affiliates	(2,441)	212	—	2,441	212

Other income (expense), net	(219,688)	(271)	—	2,441	(217,518)

Net income (loss)	$(285,420)	$(2,441)	$—	$2,441	$(285,420)

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

NINE MONTHS ENDED SEPTEMBER 30, 2009

(amounts in thousands)

(unaudited)

	Issuers	Guarantor Subsidiaries	Nonguarantor Subsidiary	Eliminating Entries	Total
Operating revenues:
Casino	$385,812	$—	$—	$—	$385,812
Rooms	243,410	—	—	—	243,410
Food and beverage	293,693	—	—	—	293,693
Entertainment, retail and other	147,801	—	—	379	148,180

Gross revenues	1,070,716	—	—	379	1,071,095
Less: promotional allowances	(142,153)	—	—	—	(142,153)

Net revenues	928,563	—	—	379	928,942

Operating costs and expenses:
Casino	206,269	—	—	—	206,269
Rooms	80,824	—	—	—	80,824
Food and beverage	180,169	—	—	—	180,169
Entertainment, retail and other	99,318	—	—	—	99,318
General and administrative	186,157	(1,757)	—	379	184,779
Provision for doubtful accounts	10,195	—	—	—	10,195
Management fees	13,871	—	—	—	13,871
Depreciation and amortization	230,118	3,562	—	—	233,680
Property charges and other	2,191	5,262	—	—	7,453

Total operating costs and expenses	1,009,112	7,067	—	379	1,016,558

Operating loss	(80,549)	(7,067)	—	—	(87,616)

Other income (expense):
Interest income	20	—	—	—	20
Interest expense, net of capitalized interest	(112,654)	(791)	—	—	(113,445)
Decrease in swap fair value	(3,978)	—	—	—	(3,978)
Equity in income (loss) from unconsolidated affiliates	(8,237)	(379)	—	8,237	(379)

Other income (expense), net	(124,849)	(1,170)	—	8,237	(117,782)

Net income (loss)	$(205,398)	$(8,237)	$—	$8,237	$(205,398)

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS INFORMATION

NINE MONTHS ENDED SEPTEMBER 30, 2010

(amounts in thousands)

(unaudited)

	Issuers	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminating Entries	Total
Cash flows from operating activities:
Net income (loss)	$(285,420)	$(2,441)	$—	$2,441	$(285,420)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	206,742	3,097	—	—	209,839
Stock-based compensation	8,800	—	—	—	8,800
Loss from extinguishment of debt	64,673	—	—	—	64,673
Amortization and writeoff of deferred financing costs and other	12,102	—	—	—	12,102
Equity in income (loss) from unconsolidated affiliates, net of distributions	2,441	(212)	—	(2,441)	(212)
Provision for doubtful accounts	11,823	—	—	—	11,823
Property charges and other	3,339	—	—	—	3,339
Decrease in swap fair value	5,869	—	—	—	5,869
Increase (decrease) in cash from changes in:
Receivables	6,367	—	—	—	6,367
Inventories and prepaid expenses and other	13,966	101	—	—	14,067
Accounts payable, accrued expenses and other	12,920	93	—	—	13,013
Due to affiliates, net	19,856	(4,853)	—	—	15,003

Net cash provided by (used in) operating activities	83,478	(4,215)	—	—	79,263

Cash flows from investing activities:
Capital expenditures, net of construction payables and retentions	(108,626)	(74)	—	—	(108,700)
Deposits and other assets	(5,371)	—	—	—	(5,371)
Due to affiliates, net	(1,212)	4,988	—	—	3,776
Proceeds from sale of assets	218	—	—	—	218

Net cash provided by (used in) investing activities	(114,991)	4,914	—	—	(110,077)

Cash flows from financing activities:
Principal payments on long-term debt	(1,602,680)	(1,050)	—	—	(1,603,730)
Proceeds from issuance of long-term debt	1,676,528	—	—	—	1,676,528
Capital contribution from the Parent	50,000	—	—	—	50,000
Payments of financing costs	(72,101)	—	—	—	(72,101)

Net cash provided by (used in) financing activities	51,747	(1,050)	—	—	50,697

Cash and cash equivalents:
Increase (decrease) in cash and cash equivalents	20,234	(351)	—	—	19,883
Balance, beginning of period	65,998	351	5	—	66,354

Balance, end of period	$86,232	$—	$5	$—	$86,237

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

•	recreation and leisure facilities, including an 18-hole golf course, five swimming pools, private cabanas, a full service spa and salon; and

•	a showroom, two nightclubs and lounges.

Encore features:

•	an approximately 76,000 square foot casino offering 24-hour gaming and a full range of games, including private gaming salons;

•	luxury hotel accommodation in 2,034 all-suite rooms;

•	13 food and beverage outlets;

•	approximately 27,000 square feet of high-end brand name retail shopping, including stores and boutiques by Hermes, Chanel and others;

•	recreation and leisure facilities including swimming pools, private cabanas, a full service spa and salon; and

•	a beach club, showroom, two nightclubs and lounges.

Construction and Future Development

In response to our evaluation of our property and the reactions of our guests, we have and expect to continue to remodel and make enhancements and refinements to our resort complex.

In July 2010, we commenced a project to refurbish and upgrade the rooms and suites at Wynn Las Vegas. The total project budget is approximately $83 million and is expected to be completed early in the second quarter of 2011. As a part of this project we are temporarily removing floors from service which reduces our total number of rooms available during the construction period.

Approximately 142 acres of land immediately adjacent to Wynn Las Vegas is currently improved with a golf course. While we may develop this property in the future; due to the current economic environment and certain restrictions in our credit facilities, we have no immediate plans to develop this property.

Current Economic and Operating Environment

Due to a number of factors affecting the U.S., including a slowdown in global economies, high unemployment and reduced consumer spending, the outlook for Las Vegas continues to remain highly uncertain. This slow down began in 2008 and has continued throughout 2009 and into the first nine months of 2010. Based on our experience over this past year and current market conditions, we believe that our operations will continue to experience lower than historical room rates, casino volumes and departmental profitability. Significant new supply in Las Vegas has and will continue to put additional pressure on occupancy and room rates in 2010.

Results of Operations

We believe that our operating results for the nine months ended September 30, 2010 were adversely impacted by changes in consumer spending and significant new supply that was added to the Las Vegas market in late 2009. Disruptions in the global financial and stock markets, reduced levels of consumer spending and additional supply have and may continue to adversely impact our financial results.

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

We recorded a net loss for the quarter ended September 30, 2010 of $135 million compared to a net loss of $63.8 million recorded during the quarter ended September 30, 2009. The 2010 results include a $66.3 million loss on early extinguishment of debt and exchange offer costs. For the nine months ended September 30, 2010 we recorded a net loss of $285.4 million compared to a net loss of $205.4 million for the nine months ended September 30, 2009. See below for a more detailed discussion regarding our results.

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

Financial results for the three months ended September 30, 2010 compared to the three months ended September 30, 2009.

Revenues

Net revenues for the three months ended September 30, 2010 are comprised of $138.4 million in casino revenues (41.4% of total net revenues) and $196.1 million of net non-casino revenues (58.6% of total net revenues). Net revenues for the three months ended September 30, 2009 were comprised of $144 million in casino revenues (44.4% of total net revenues) and $180.5 million of net non-casino revenues (55.6% of total net revenues).

Casino revenues are comprised of the net win from our table games and slot machine operations. We experienced a decrease in casino revenues of approximately $5.6 million (or 3.9%) to $138.4 million for the three months ended September 30, 2010, compared to $144 million for the three months ended September 30, 2009. During the three months ended September 30, 2010, we experienced a 5.2% increase in drop and a decrease in the average table games win percentage compared to the prior year quarter. Our average table games win percentage (before discounts) of 22.8% was within the expected range of 21% to 24% for the three months ended September 30, 2010. For the three months ended September 30, 2009, our average table games win percentage (before discounts) was 23.7%. Slot handle decreased 18.8% during the three months ended September 30, 2010 compared to the prior year quarter; however slot win only declined 3.4% as more play shifted to higher hold machines.

For the three months ended September 30, 2010, room revenues were approximately $75.6 million, which represents a $1.3 million (or 1.7%) decrease over the $76.9 million generated in the three months ended September 30, 2009. Our occupancy percentage increased from the prior year, and room rates were flat. However, due to our remodel of the rooms at Wynn Las Vegas, we had approximately 6.2% fewer room nights available during the quarter which resulted in a decrease in room revenues compared to the 2009 quarter. This room remodel is expected to be completed in the second quarter of 2011. We believe that room occupancy and rate remain at depressed levels due to the current economic conditions in which we operate in the U.S. and increased capacity in the Las Vegas market with the opening of a new large scale casino hotel in December 2009. See the table below for key operating measures related to our room revenue.

	Three Months Ended September 30,
	2010	2009
Average Daily Rate	$210	$210
Occupancy	87.8%	83.9%
REVPAR	$184	$176

Other non-casino revenues for the three months ended September 30, 2010 include food and beverage revenues of approximately $111.8 million, retail revenues of approximately $20.7 million, entertainment revenues of approximately $18.1 million, and other revenues from outlets such as the spa and salon, of approximately $13.2 million. Other non-gaming revenues for the three months ended September 30, 2009 included food and beverage revenues of approximately $96.8 million, retail revenues of approximately $21 million, entertainment revenues of approximately $16.6 million, and other revenues from outlets, including the spa and salon, of approximately $13.8 million. The increase in food and beverage revenue is due primarily to business in our nightclubs including the opening of the Encore Beach Club and Surrender nightclub in May 2010. Entertainment revenues increased over the prior year quarter primarily due to performances by Garth Brooks in the Encore Theater which commenced in December 2009, as well as increased revenue from our Le Rêve show.

Departmental, Administrative and Other Expenses

During the three months ended September 30, 2010, departmental expenses included casino expenses of $70.7 million, room expenses of $29.9 million, food and beverage expenses of $67.6 million, and entertainment, retail and other expenses of $35.9 million. Also included are general and administrative expenses of approximately $59.1 million and approximately $2.5 million charged as a provision for doubtful accounts receivable. During the three months ended September 30, 2009, departmental expenses included casino expenses of $69.6 million, room expenses of $27.8 million, food and beverage expenses of $61.2 million, and entertainment, retail and other expenses of $36.3 million. Also included are general and administrative expenses of approximately $62.5 million and approximately $5.1 million charged as a provision for doubtful accounts receivable. The increase in casino expenses was attributable to additional employee benefit expenses and marketing costs. Rooms expense increased due to higher marketing and promotional costs. Food and beverage expenses increased commensurate with the increase in revenue.

Entertainment, retail and other expenses in aggregate remained constant as compared to the prior year quarter. Entertainment expenses increased primarily as a result of performances by Garth Brooks in the Encore Theater at Wynn Las Vegas however, were offset by lower expenses associated with our retail operations. General and administrative expenses decreased as a result of lower property taxes and our cost savings initiatives. Our provision for doubtful accounts receivable decreased during the three months ended September 30, 2010, compared to the prior year’s quarter due to strong collections during the quarter ended September 30, 2010.

Management fees

Since opening Wynn Las Vegas, management fees payable to Wynn Resorts for certain corporate management services have been charged and accrued at a rate equal to 1.5% of net revenues. These fees will be paid upon meeting certain leverage ratios and satisfying certain other criteria set forth in our credit facilities and the first mortgage notes indentures. Management fees were $5 million for the quarter ended September 30, 2010, compared to $4.8 million for the quarter ended September 30, 2009.

Depreciation and amortization

Depreciation and amortization for the three months ended September 30, 2010 was $63.3 million compared to $77.8 million for the three months ended September 30, 2009. This decrease is primarily due to assets with a 5-year life being fully depreciated as of April 2010 at Wynn Las Vegas, off set by depreciation of the assets of the Encore Beach Club which were placed into service in May 2010.

Property charges and other

Property charges and other for the three months ended September 30, 2010, were $16.6 million compared to $0.2 million for the three months ended September 30, 2009. Property charges and other for the three months ended September 30, 2010 include a contract termination payment of $14.9 million related to a management contract for certain of the nightclubs at our resorts, as well as miscellaneous renovations and abandonments at Wynn Las Vegas and Encore.

Property charges and other for the three months ended September 30, 2009, include miscellaneous renovations and abandonments at Wynn Las Vegas and Encore.

In response to our evaluation of our resort complex and the reactions of our guests, we continue to make enhancements. The costs relating to assets retired as a result of these enhancement and remodel efforts will be expensed as property charges.

Other non-operating costs and expenses

Interest expense was $51.4 million for the three months ended September 30, 2010, compared to $38.9 million for the three months ended September 30, 2009. There was no interest capitalized during the three months ended September 30, 2010 or 2009. Interest expense increased approximately $12.5 million primarily due to increased interest related to the $500 million 7 7/8% First Mortgage Notes issued in October 2009 and a higher rate on the 2020 Notes, slightly offset by lower average borrowings outstanding on the Wynn Las Vegas credit facilities.

Changes in the fair value of our interest rate swaps are recorded as an increase (or decrease) in swap fair value in each period. We recorded an expense of approximately $1.3 million for the three months ended September 30, 2010, resulting from the decrease in the fair value of our interest rate swap from June 30, 2010 to September 30, 2010. We recorded an expense of approximately $4 million for the three months ended September 30, 2009, resulting from the decrease in the fair value of our interest rate swap from August 2009 (the date we entered into the agreement) to September 30, 2009.

As described in Note 6 to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q, we completed a tender offer for the outstanding 6 5/8% First Mortgage Notes (the “2014 Notes”) and subsequent call of all the remaining amounts once the tender was completed. In connection with these transactions, we recorded a loss on extinguishment of debt of $65.1 million. This included the tender offer consideration, the call premium and the related write off of the unamortized debt issue costs and original issue discount.

Also, as described in Note 6 to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q we completed an exchange offer for a portion of the 2014 Notes in April 2010. In connection with that exchange offer, the direct costs incurred with third parties of $1.2 million were expensed.

Financial results for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009.

Revenues

Net revenues for the nine months ended September 30, 2010 are comprised of $395.1 million in casino revenues (40.7% of total net revenues) and $576.3 million of net non-casino revenues (59.3% of total net revenues). Net revenues for the nine months ended September 30, 2009 were comprised of $385.8 million in casino revenues (41.5% of total net revenues) and $543.1 million of net non-casino revenues (58.5% of total net revenues).

Casino revenues are comprised of the net win from our table games and slot machine operations. We experienced an increase in casino revenues of approximately $9.3 million (or 2.4%) to $395.1 million for the nine months ended September 30, 2010, compared to $385.8 million for the nine months ended September 30, 2009. During the nine months ended September 30, 2010, we experienced a 3.6% increase in drop and an increase in the average table games win percentage compared to the prior year. Our average table games win percentage (before discounts) of 22.1% was within the expected range of 21% to 24% for the nine months ended September 30, 2010. For the nine months ended September 30, 2009, our average table games win percentage (before discounts) was 20.7%. Slot handle decreased 21.9% during the nine months ended September 30, 2010 as compared to 2009; however slot win, net of free play and progressive accruals only decreased 9.8% compared to the prior year as more play shifted to higher hold machines.

For the nine months ended September 30, 2010, room revenues were approximately $232 million, which represents an $11.4 million (or 4.7%) decrease over the $243.4 million generated in the nine months ended September 30, 2009. We continued to experience a decrease in room rates during the nine months ended September 30, 2010, compared to the nine months ended September 30, 2009. We believe this is due to the current economic conditions in which we operate in the U.S. and the increased capacity in the Las Vegas market including the opening of a new large scale casino hotel in Las Vegas in December 2009. Also, due to our remodel of the rooms at Wynn Las Vegas beginning in July 2010, we had 2.1% fewer room nights available during the nine months ended September 30, 2010 which resulted in a decrease in room revenues compared to the prior year. This room remodel is expected to be completed in the second quarter of 2011. See the table below for key operating measures related to our room revenue.

	Nine Months Ended September 30,
	2010	2009
Average Daily Rate	$203	$217
Occupancy	90.0%	86.6%
REVPAR	$183	$188

Other non-casino revenues for the nine months ended September 30, 2010 include food and beverage revenues of approximately $319.2 million, retail revenues of approximately $61 million, entertainment revenues of approximately $51.9 million, and other revenues from outlets such as the spa and salon, of approximately $44.6 million. Other non-gaming revenues for the nine months ended September 30, 2009 included food and beverage revenues of approximately $293.7 million, retail revenues of approximately $62.7 million, entertainment revenues of approximately $41.6 million, and other revenues from outlets, including the spa and salon, of approximately $43.9 million. The increase in food and beverage revenue is due primarily to business in our nightclubs including the opening of the Encore Beach Club and Surrender nightclub in May 2010. Entertainment revenues increased over the prior year primarily due to performances by Garth Brooks in the Encore Theater which started in December 2009, as well as increased revenue from our Le Rêve show.

Departmental, Administrative and Other Expenses

During the nine months ended September 30, 2010, departmental expenses included casino expenses of $216.2 million, room expenses of $91.3 million, food and beverage expenses of $193.9 million, and entertainment, retail and other expenses of $105.4 million. Also included are general and administrative expenses of approximately $176 million and approximately $11.8 million charged as a provision for doubtful accounts receivable. During the nine months ended September 30, 2009, departmental expenses included casino expenses of $206.3 million, room expenses of $80.8 million, food and beverage expenses of $180.2 million, and entertainment, retail and other expenses of $99.3 million. Also included are general and administrative expenses of approximately $184.8 million and approximately $10.2 million charged as a provision for doubtful accounts receivable. The increase in casino and room expenses was primarily attributable to additional customer acquisition and marketing costs as well as increased employee benefit expenses. Food and beverage expenses increased commensurate with the increase in revenue.

Entertainment, retail and other expenses increased primarily as a result of performances by Garth Brooks in the Encore Theater at Wynn Las Vegas as noted above. General and administrative expenses decreased as a result of lower advertising expenses and our cost savings initiatives offset partially by higher repairs and replacement expenses associated with general property maintenance.

Management fees

Since opening Wynn Las Vegas, management fees payable to Wynn Resorts for certain corporate management services have been charged and accrued at a rate equal to 1.5% of net revenues. These fees will be paid upon meeting certain leverage ratios and satisfying certain other criteria set forth in our credit facilities and the first mortgage notes indentures. Management fees were $14.6 million for the nine months ended September 30, 2010, compared to $13.9 million for the nine months ended September 30, 2009.

Pre-opening costs

During the nine months ended September 30, 2010, we incurred $2.1 million of pre-opening costs. We incurred no preopening costs for the nine months ended September 30, 2009. Pre-opening costs incurred during the nine months ended September 30, 2010, were related the Encore Beach Club which opened in May 2010.

Depreciation and amortization

Depreciation and amortization for the nine months ended September 30, 2010 was $209.8 million compared to $233.7 million for the nine months ended September 30, 2009. This decrease is primarily due to assets with a 5-year life being fully depreciated as of April 2010 at Wynn Las Vegas, off set by depreciation of the assets of the Encore Beach Club which were placed into service in May 2010.

Property charges and other

Property charges and other for the nine months ended September 30, 2010, were $18.3 million compared to approximately $7.5 million for the nine months ended September 30, 2009. Property charges and other for the nine months ended September 30, 2010 include a contract termination payment of $14.9 million related to a management contract for certain of the nightclubs at our resorts, as well as miscellaneous renovations and abandonments at Wynn Las Vegas and Encore.

Property charges and other for the nine months ended September 30, 2009, include the write-off of $5.3 million of aircraft purchase deposits. The remaining property charges were related to miscellaneous renovations and abandonments at Wynn Las Vegas and Encore.

In response to our evaluation of our resort complex and the reactions of our guests, we continue to make enhancements. The costs relating to assets retired as a result of these enhancement and remodel efforts will be expensed as property charges.

Other non-operating costs and expenses

Interest expense was $142.7 million, net of capitalized interest of $0.6 million, for the nine months ended September 30, 2010, compared to $113.4 million for the nine months ended September 30, 2009. There was no interest capitalized during the nine months ended September 30, 2009. Interest expense increased approximately $29.3 million primarily due to increased interest related to the $500 million 7 7/8% First Mortgage Notes issued in October 2009 and a higher rate on the 2020 Notes, offset by lower average borrowings outstanding on the Wynn Las Vegas credit facilities.

Changes in the fair value of our interest rate swaps are recorded as an increase (or decrease) in swap fair value in each period. We recorded an expense of approximately $5.9 million for the nine months ended September 30, 2010, resulting from the decrease in the fair value of our interest rate swap from December 31, 2009 to September 30, 2010. We recorded an expense of approximately $4 million for the nine months ended September 30, 2009, resulting from the decrease in the fair value of our interest rate swap from August 2009 (the date we entered into the agreement) to September 30, 2009.

As described in Note 6 to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q, in September 2010 we completed a tender offer for the outstanding 2014 Notes and subsequent call of all the remaining amounts once the tender was completed. In connection with these transactions, we recorded a loss on extinguishment of debt of $ 65.1 million. This included the tender consideration, the call premium and the related write off of the unamortized debt issue costs and original issue discount.

Also, as described in Note 6 to our Condensed Consolidated Financial Statements we completed an exchange offer for a portion of the 2014 Notes in April 2010. In connection with that exchange offer, the direct costs incurred with third parties of $4.4 million were expensed.

Liquidity and Capital Resources

Cash Flow from Operations

Our operating cash flows primarily consist of operating income generated by our resort (excluding depreciation and other non-cash charges), interest paid and changes in working capital accounts such as receivables, inventories, prepaid expenses and payables. Our table games play is a mix of cash play and credit play, while our slot machine play is conducted primarily on a cash basis. A significant portion of our table games revenue is attributable to the play of a limited number of high-end international customers who play on credit. Our ability to collect these gaming receivables may impact our operating cash flow for the period. Our rooms, food and beverage, and entertainment, retail and other revenue is conducted primarily on a cash basis or as a trade receivable. Accordingly, operating cash flows will be impacted by changes in operating income and accounts receivables.

Net cash provided by operations for the nine months ended September 30, 2010 was $79.3 million compared to $66.4 million used in operations for the nine months ended September 30, 2009. Operating cash flows were positively impacted by an improvement in our operating loss and benefits from ordinary working capital changes.

Capital Resources

At September 30, 2010, we had approximately $86.2 million of cash and cash equivalents available for use without restriction, including for operations, debt service and retirement, new development activities, enhancements to Wynn Las Vegas and Encore and general corporate purposes. We require a certain amount of cash on hand for operations. We anticipate such funds, together with any other cash needs during 2010 in excess of what we generate from operations or additional borrowings, will be provided with capital contributions from Wynn Resorts. As of September 30, 2010, we had approximately $317.2 million available to draw under our Wynn Las Vegas credit facilities. Except for scheduled quarterly payments on one note payable, we have no debt maturities until July 2013.

Investing Activities

Capital expenditures were approximately $108.7 million for the nine months ended September 30, 2010, and related primarily to the Encore Beach Club and the Wynn Las Vegas room remodel project.

Financing Activities

As of September 30, 2010, the Wynn Las Vegas Amended and Restated Credit Agreement consisted of a $108.5 million revolving credit facility, due July 2013 and a $258.4 million revolving credit facility due July 2015 (together the “Wynn Las Vegas Revolver”) and a fully drawn $44.3 million term loan facility due August 2013 and a fully drawn $330.6 million term loan facility due August 2015 (together the “Wynn Las Vegas Term Loan”). As of September 30, 2010, the Wynn Las Vegas Term Loan was fully drawn and we had borrowed $30.1 million under the Wynn Las Vegas Revolver. We also had $19.7 million of outstanding letters of credit that reduce our availability under the Wynn Las Vegas Revolver. We have availability of approximately $317.2 million under the Wynn Las Vegas Revolver as of September 30, 2010.

The Wynn Las Vegas Credit Facilities are obligations of Wynn Las Vegas, LLC and are guaranteed by and secured by substantially all of the assets (except the corporate aircraft) of each of its subsidiaries (other than Wynn Completion Guarantor, LLC). The obligations of Wynn Las Vegas, LLC and the guarantors under the Wynn Las Vegas Credit Facilities rank pari passu in right of payment with their existing and future senior indebtedness, including indebtedness with respect to the 7 3/4% and 7 7/8% First Mortgage Notes and senior in right of payment to all of their existing and future subordinated indebtedness.

In March 2010, Wynn Las Vegas commenced an offer to exchange all of the outstanding 2014 Notes for 7 7/8% First Mortgage Notes due 2020 (the “2020 Notes”). Approximately $352 million of the 2014 Notes were validly tendered for exchange to the 2020 Notes. For a description of this transaction see Note 6 to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

In August 2010, Wynn Las Vegas issued $1.32 billion of 7 3/4% First Mortgage Notes due 2020 (the “New 2020 Notes”), the proceeds of which were used to tender for and redeem all of its 2014 Notes. Concurrently with the issuance of the New 2020 Notes, Wynn Las Vegas amended its credit facilities to extend the maturity date and include incremental term loans. For a description of this transaction see Note 6 to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

During the nine months ended September 30, 2010 and 2009, Wynn Resorts made capital contributions to us in the amount of $50 million and $328.5 million, respectively. The proceeds from these contributions were used to fund construction costs of Encore paid during the nine months ended September 30, 2009 and to fund paydowns on the Wynn Las Vegas Credit Facilities.

Contractual Obligations and Off-Balance Sheet Arrangements

Except for the April 2010 exchange offer at Wynn Las Vegas, the extinguishment of the 2014 Notes and the issuance of the New 2020 Notes described in Note 6 to the Condensed Consolidated Financial Statements in this quarterly Report on Form 10-Q, there have been no material changes during the nine months ended September 30, 2010 to our contractual obligations or off-balance sheet arrangements as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.

Other Liquidity Matters

We are restricted under the indentures governing the 2017 Notes, the 2020 Notes and the New 2020 Notes from making certain “restricted payments” as defined in the indentures. These restricted payments include the payments of dividends or distributions to any direct or indirect holders of equity interests of Wynn Las Vegas, LLC. These restricted payments may not be made until certain other financial and non-financial criteria have been satisfied. In addition, the Credit Facilities contain similar restrictions.

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

Critical Accounting Policies and Estimates

A description of our critical accounting policies is included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2009. There have been no material changes to these policies for the nine months ended September 30, 2010.

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

Interest Rate Swaps

As of September 30, 2010, we have one interest rate swap agreement to hedge a portion of the underlying interest rate risk on borrowings under the Wynn Las Vegas Credit Agreement. Under this swap agreement, we pay a fixed interest rate of 2.485% on borrowings of $250 million incurred under the Wynn Las Vegas Credit Agreement in exchange for receipts on the same amount at a variable interest rate based on the applicable LIBOR at the time of payment. This interest rate swap fixes the interest rate on $250 million of borrowings under the Wynn Las Vegas Credit Agreement at approximately 5.485%. This interest rate swap agreement matures in November 2012. Changes in the fair value of this interest rate swap have and will continue to be recorded as an increase/ (decrease) in swap fair value in our Condensed Consolidated Statements of Operations as the swap does not qualify for hedge accounting.

As of September 30, 2010, our interest rate swap had an approximate liability fair value of $10.1 million and is included in long-term liabilities in the accompanying Condensed Consolidated Balance Sheets. The fair value approximates the amount we would have paid if this contract had settled at the valuation date. Fair value is estimated based upon current, and predictions of future, interest rate levels along a yield curve, the remaining duration of the instruments and other market conditions, and therefore, is subject to significant estimation and a high degree of variability of fluctuation between periods.

Interest Rate Sensitivity

As of September 30, 2010, approximately 93% of our long-term debt was based on fixed rates including the notional amount of our swap. Based on our borrowings as of September 30, 2010, an assumed 1% change in variable rates would cause our annual interest cost to change by approximately $1.9 million.

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

Part II—OTHER INFORMATION

Item IA. Risk Factors

A description of our risk factors can be found in Item IA of our Annual Report on Form 10-K for the year ended December 31, 2009. There were no material changes to those risk factors during the nine months ended September 30, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Restrictions imposed by our debt instruments significantly restrict us, subject to certain exceptions for payment of allocable corporate overhead, from declaring or paying dividends or distributions. Specifically, we are restricted under the indentures governing the 7 3/4% and 7 7/8% First Mortgage Notes from making certain “restricted payments” as defined therein. These restricted payments include the payment of dividends or distributions to any direct or indirect holders of our membership interests. These restricted payments may not be made until certain other financial and non-financial criteria have been satisfied. In addition, our Credit Facilities contain similar restrictions.

Item 6. Exhibits

(a) Exhibits

EXHIBIT INDEX

Exhibit No.	Description

3.1	Second Amended and Restated Articles of Organization of Wynn Las Vegas, LLC. (1)

3.2	Second Amended and Restated Operating Agreement of Wynn Las Vegas, LLC. (1)

4.1	Indenture, dated as of August 4, 2010, among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., the Guarantors named therein and U.S. Bank National Association, as trustee. (2)

4.2	Third Supplemental Indenture, dated August 4, 2010, among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., the Guarantors named therein and U.S. Bank National Association, as trustee. (2)

10.1	Registration Rights Agreement, dated as of August 4, 2010, by and among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., the Guarantors, Deutsche Bank Securities Inc., Banc of America Securities LLC, J.P. Morgan Securities Inc., Morgan Stanley & Co. Incorporated, RBS Securities Inc. and UBS Securities LLC. (2)

10.2	Seventh Amendment to Amended and Restated Credit Agreement dated as of August 4, 2010 among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., Wynn Show Performers, LLC, Wynn Golf, LLC, Wynn Sunrise, LLC, World Travel, LLC, Kevyn, LLC, Las Vegas Jet, LLC, Wynn Resorts Holdings, LLC, Wynn Completion Guarantor, LLC and Deutsche Bank Trust Company Americas, as Administrative Agent on behalf of the several banks and other financial institutions or entities from time to time party to Wynn Las Vegas, LLC’s Amended and Restated Credit Agreement, dated as of August 15, 2006. (2)

*31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a – 14(a) and Rule 15d – 14(a).

*31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a – 14(a) and Rule 15d – 14(a).

*32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350.

*	Filed herewith.

(1)	Previously filed with the Registration Statement on Form S-4 filed by the Registrant on April 13, 2005 (File No. 333-124052) and incorporated herein by reference.

(2)	Previously filed with the Current Report on Form 8-K filed by the Registrant on August 5, 2010, and incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WYNN LAS VEGAS
Dated: November 5, 2010	By:	/s/ SCOTT PETERSON
Scott Peterson
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)