Form 10-K
period 2010-12-31
WYNN LAS VEGAS LLC
filed 2011-03-01
CIK 1180638

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Large accelerated filer ☐         Accelerated filer ☐         Non-accelerated filer ☒         Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s voting interests held by non-affiliates on June 30, 2010 was $0. Wynn Resorts Holdings, LLC owns all of the membership interests of the registrant.

The registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

PART I

Item 1. Business

Overview

Wynn Las Vegas, LLC owns and operates “Wynn Las Vegas,” a destination casino resort on the “Strip” in Las Vegas, Nevada, and “Encore at Wynn Las Vegas,” or “Encore” which is located adjacent to and is connected with Wynn Las Vegas. Wynn Las Vegas, LLC was formed on April 17, 2001 as a Nevada limited liability company. Unless the context otherwise requires, all references herein to the “Company,” “we,” “us” or “our,” or similar terms, refer to Wynn Las Vegas, LLC and its consolidated subsidiaries. The sole member of the Company is Wynn Resorts Holdings, LLC (“Holdings”). The sole member of Holdings is Wynn Resorts, Limited (“Wynn Resorts”).

Wynn Las Vegas Capital Corp. (“Wynn Capital”) is a wholly owned subsidiary of Wynn Las Vegas, LLC, incorporated on June 3, 2002, solely for the purpose of obtaining financing for Wynn Las Vegas. Wynn Capital is authorized to issue 2,000 shares of common stock, par value $0.01. At December 31, 2010, the Company owned the one share that was issued and outstanding. Wynn Capital has neither any significant net assets nor any operating activity. Its sole function is to serve as the co-issuer of the mortgage notes described below.

We commenced operations with the opening of Wynn Las Vegas on April 28, 2005. We opened Encore on December 22, 2008. Prior to April 28, 2005, we were solely a development stage company.

Due to a number of factors over the last few years, including disruptions in global economies, stagnant credit markets, reduced consumer spending, and high unemployment, 2010 was a difficult year for the U.S. casino resort business similar to 2008 and 2009. Auto traffic into Las Vegas, airline capacity and air travel to McCarran International Airport did not improve significantly over 2008 and 2009. Casino volumes and demand for hotel rooms continue to be lower than the trends experienced pre-2008. While we have experienced some stabilization in our operations over the past year, the current economic conditions in the United States, as well as the addition of new supply in late 2010, may continue to put pressure on hotel occupancy rates, room rates, casino volumes and profitability.

We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments of such reports with the Securities and Exchange Commission (“SEC”). Any document we file may be inspected, without charge, at the SEC’s public reference room at 100 F Street, N.E. Washington, D.C. 20549 or at the SEC’s internet site address at http://www.sec.gov. Information related to the operation of the SEC’s public reference room may be obtained by calling the SEC at 1-800-SEC-0330. In addition, through its own internet address at www.wynnresorts.com, Wynn Resorts provides a hyperlink to a third-party SEC filing website which posts our filings as soon as reasonably practicable, where they can be reviewed without charge. The information found on our website is not a part of this Annual Report on Form 10-K or any other report we file or furnish to the SEC.

Wynn Las Vegas

We believe that Wynn Las Vegas offers exceptional accommodations, amenities and service with 2,716 rooms and suites, including 36 fairway villas and 6 private-entry villas for our premium guests. The Tower Suites at Wynn Las Vegas has received both the Forbes five-star and AAA five-diamond distinctions for 2011. The Spa at Wynn Las Vegas earned five-star recognition from Forbes for the third year in a row. The Spa at Wynn Las Vegas and the Spa at Encore are two of the only three spas in Las Vegas to be recognized with the Forbes five-star award.

The approximately 110,000 square foot casino features 147 table games, a baccarat salon, private VIP gaming rooms, a poker room, 1,842 slot machines, and a race and sports book. The resort’s 22 food and beverage outlets feature five fine dining restaurants, including restaurants helmed by award winning chefs. Wynn Las Vegas also offers two nightclubs, a spa and salon, a Ferrari and Maserati automobile dealership, wedding chapels, an 18-hole golf course, approximately 223,000 square feet of meeting space and an approximately 74,000 square foot retail promenade featuring boutiques from Alexander McQueen, Brioni, Cartier, Chanel, Dior, Graff, Louis Vuitton, Manolo Blahnik, Oscar de la Renta and Vertu. Wynn Las Vegas also has a showroom which features “Le Rêve”, a water-based theatrical production. We believe that the unique experience of Wynn Las Vegas drives the significant visitation experienced since opening.

Encore

Encore is located immediately adjacent to and is connected to Wynn Las Vegas and features a 2,034 all-suite hotel as well as an approximately 76,000 square foot casino with 95 table games, a baccarat salon, a sky casino, private VIP gaming rooms, 778 slot machines and a sports book. For the second year in a row, the Encore Tower Suites has received both the Forbes five-star and AAA five-diamond awards for 2011. The Spa at Encore also earned five-star recognition from Forbes for the second year in a row. The resort’s 13 food and beverage outlets include five restaurants, many of which feature award winning chefs. Encore also offers a beach club, two nightclubs, a spa and salon, approximately 60,000 square feet of meeting space and approximately 27,000 square feet of upscale retail outlets featuring boutiques from Hermes, Chanel and others. Encore also has a showroom which features Garth Brooks and other headliner entertainment acts.

Construction and Other Development

In July 2010, we commenced a project to refurbish and upgrade the rooms and suites at Wynn Las Vegas. The total project budget is approximately $83 million. The room remodel was completed in January 2011 and the suite remodel is expected to be completed early in the second quarter of 2011. As a part of this project, we are temporarily removing floors from service which reduces our total number of rooms available during the construction period.

In the ordinary course of our business, in response to market developments and customer preferences, we have made and continue to make certain enhancements and refinements to our resorts.

Approximately 142 acres of land adjacent to Wynn Las Vegas and Encore is currently improved with a golf course. While we may develop this property in the future, due to the current economic environment and certain restrictions in our credit facilities, we have no immediate plans to do so.

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

Our resort complex was designed and built to provide a premium experience. Wynn Las Vegas and Encore are positioned as full-service luxury resorts and casinos in the leisure, convention and tour and travel industries. We market these resorts directly to gaming customers using database marketing techniques, as well as traditional incentives, including reduced room rates and complimentary meals and suites. Our rewards system offers discounted and complimentary meals, lodging and entertainment for our guests. We also create general market awareness for our properties through various media channels, including television, radio, newspapers, magazines, the internet, direct mail and billboards.

Mr. Wynn and his team bring significant experience in designing, developing and operating casino resorts. The senior executive team has an average of approximately 25 years of experience in the hotel and gaming industries. We also have an approximately 90-person design, development and construction affiliate, the senior management of which has significant experience in all major construction disciplines.

Market and Competition

Las Vegas

Las Vegas is the largest gaming market in the United States. The casino/hotel industry in Las Vegas is highly competitive and, prior to the recent economic conditions and interruption in projects under development, had undergone a period of exceptional growth, particularly with the addition of projects targeting the premium customer. Wynn Las Vegas and Encore are located on the Las Vegas Strip and compete with other high-quality resorts and hotel casinos on the Strip, those in downtown Las Vegas, as well as a large number of hotels in and near Las Vegas. Many competing properties draw a significant number of visitors and directly compete with our operations. We seek to differentiate Wynn Las Vegas and Encore from other major Las Vegas resorts by concentrating on our fundamental elements of design, atmosphere, personal service and luxury.

Wynn Las Vegas and Encore also compete, to some extent, with other hotel/casino facilities in Nevada and Atlantic City, riverboat gaming facilities in other states, casino facilities on Native American lands, casino resorts throughout Asia and elsewhere in the world, as well as state lotteries and other forms of gaming. In addition, the legalization of casino gaming in or near metropolitan areas from which we attract customers could have a negative effect on our business. New or renovated casinos in Asia, including our properties in Macau, could draw Asian gaming customers away from Las Vegas.

During 2010, while the market did experience some stabilization, the economic environment in the gaming and hotel markets in Las Vegas continues at depressed levels of gaming revenue, visitation, and hotel room demand. While certain gaming and hotel statistics may have increased from the 2009 levels, improvement has not been significant. The average daily room rate increased 2%, visitation increased 2.7% to 37.3 million visitors, and Las Vegas strip gaming revenues increased 4.1%, all as compared to the year ended December 31, 2009. We, along with our competitors, have responded to the depressed levels in consumer spending by aggressively marketing and pricing our Las Vegas offerings.

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

Employees

As of December 31, 2010, we had a total of approximately 9,405 full-time equivalent employees.

During 2006, we entered into a ten year collective bargaining agreement with the Culinary and Bartenders Union local covering approximately 5,600 of our employees. We also entered into a ten year collective bargaining agreement with the Transportation Workers Union in November 2010, which covers the table games dealers at Wynn Las Vegas. Certain other unions may seek to organize the workers at Wynn Las Vegas and Encore. Unionization, pressure to unionize, or other forms of collective bargaining could increase our labor costs.

Intellectual Property

Among our most important marks are our trademarks and service marks that use the name “WYNN.” Holdings has filed applications with the U.S. Patent and Trademark Office (“PTO”) and various foreign patent and trademark registries, to register a variety of the WYNN-related trademarks and service marks in connection with a variety of goods and services. These marks include “WYNN LAS VEGAS” and “ENCORE.” Some of the applications are based upon ongoing use and others are based upon a bona fide intent to use the marks.

A common element of most of these marks is the use of the surname “WYNN.” As a general rule, a surname (or the portion of a mark primarily constituting a surname) is not eligible for registration unless the surname has acquired “secondary meaning.” To date, Holdings has been successful in demonstrating to the PTO such secondary meaning for the Wynn name in certain of the applications based upon factors including Mr. Wynn’s prominence as a resort developer.

Federal registrations are not completely dispositive of the right to such marks. Third parties who claim prior rights with respect to similar marks may nonetheless challenge our right to obtain registrations or our use of the marks and seek to overcome the presumptions afforded by such registrations.

We have also filed applications with various foreign patent and trademark registries, including registries in Macau, China, Singapore, Hong Kong, Taiwan, Japan, certain European countries and various other jurisdictions throughout the world, to register a variety of WYNN-related trademarks and service marks in connection with a variety of goods and services. These marks include many of the same marks filed with the United States Patent and Trademark Office and include “WYNN LAS VEGAS” and “ENCORE.” Some of the applications are based upon ongoing use and others are based upon a bona fide intent to use the marks.

We recognize that our intellectual property assets, including the word and logo version of “WYNN,” are among our most valuable assets. As a result, and in connection with expansion of our resort and gaming activities outside the United States, we have undertaken a program to register our trademarks and other intellectual property rights in relevant jurisdictions. We have retained counsel and intend to take all steps necessary to not only acquire, but protect our intellectual property rights against unauthorized use throughout the world.

On August 6, 2004, Holdings entered into agreements with Mr. Wynn that confirm and clarify its rights to use the “Wynn” name and Mr. Wynn’s persona in connection with our casino resorts. Under a Surname Rights Agreement, Mr. Wynn has acknowledged Holdings’ exclusive, fully paid-up, perpetual, worldwide right to use, and to own and register trademarks and service marks incorporating, the “Wynn” name for casino resorts and related businesses, together with the right to sublicense the name and marks to our affiliates. Under a Rights of Publicity License, Mr. Wynn has granted Holdings the exclusive, royalty-free, worldwide right to use his full name, persona and related rights of publicity for casino resorts and related businesses, together with the ability to sublicense the persona and publicity rights to our affiliates, until October 24, 2017. Holdings has entered into sublicense agreements with us relating to our use of Mr. Wynn’s name and persona, as well as other intellectual property.

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Certain information included in this Annual Report on Form 10-K contains statements that are forward-looking, including, but not limited to, statements relating to our business strategy and development activities as well as other capital spending, financing sources, the effects of regulation (including gaming and tax regulations), expectations concerning future operations, profitability and competition. Any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, in some cases you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “would,” “could,” “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “continue” or the negative of these terms or other comparable terminology. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by us. These risks and uncertainties include, but are not limited to, those set forth in Item 1A (“Risk Factors”) as well as the following:

•	adverse tourism trends given the current domestic and international economic conditions;

•	volatility and weakness in world-wide credit and financial markets globally and from governmental intervention in the financial markets;

•	general global macroeconomic conditions;

•	decreases in levels of travel, leisure and consumer spending;

•	continued high unemployment;

•	fluctuations in occupancy rates and average daily room rates;

•	conditions precedent to funding under the agreements governing the disbursement of the proceeds of borrowings under our credit facilities;

•	continued compliance with all provisions in our credit agreements;

•	competition in the casino/hotel and resort industries and actions taken by our competitors in reaction to adverse economic conditions;

•	new development and construction activities of competitors;

•	our dependence on Stephen A. Wynn and existing management;

•	our dependence on Wynn Las Vegas and Encore for all of our cash flow;

•	leverage and debt service (including sensitivity to fluctuations in interest rates);

•	changes in federal or state tax laws or the administration of such laws;

•	changes in state law regarding water rights;

•	changes in gaming laws or regulations (including the legalization of gaming in certain jurisdictions);

•	approvals under applicable jurisdictional laws and regulations (including gaming laws and regulations);

•	the impact that an outbreak of an infectious disease or the impact of a natural disaster may have on the travel and leisure industry;

•	the consequences of the wars in Iraq and Afghanistan, and other military conflicts in the Middle East and any future security alerts and/or terrorist attacks; and

•	pending or future legal proceedings.

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

We have a substantial amount of consolidated debt in relation to our equity. As of December 31, 2010, we had total outstanding debt of approximately $2.6 billion. In addition, our credit agreement and indenture permit us to incur additional indebtedness in the future. Our substantial indebtedness could have important consequences. For example:

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

Continued weakness or further weakening in global economic conditions may adversely affect consumer and corporate spending and tourism trends, resulting in additional deterioration in our business.

Discretionary consumer spending has been adversely affected by the current economic crisis. Worldwide, consumers are traveling less and spending less when they do travel. While showing signs of improvement and some stabilization, corporate spending on conventions and business development is still well below historical levels as businesses closely monitor their budgets. Since our business model relies on significant expenditures on luxury and discretionary items, any factors that may cause further weakness or instability in the economy may adversely affect our operations. Customer demand for luxury amenities and leisure activities that we offer may be depressed or continue to decline.

There may be excess room supply particularly in the luxury segment.

There have been large additions to the room supply in Las Vegas since December 2009. Even after the global economy begins to recover, there may be excess supply particularly in the luxury segment.

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

A significant portion of our table games revenue at Wynn Las Vegas and Encore is attributable to the play of a limited number of international customers. The loss or a reduction in the play of the most significant of these customers could have a substantial negative effect on our future operating results. A continued downturn in economic conditions in the countries in which these customers reside could cause a further reduction in the frequency of visits by and revenue generated from these customers.

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

Consumer demand for hotel/casino resorts, trade shows and conventions and for the type of luxury amenities that we offer is particularly sensitive to downturns in the economy which adversely impact discretionary spending on leisure activities. Changes in discretionary consumer spending or consumer preferences brought about by the factors such as perceived or actual general economic conditions, high unemployment, the current housing foreclosure crisis, the current credit crisis, bank failures and the potential for additional bank failures, perceived or actual changes disposable consumer income and wealth, the current global economic recession and changes in consumer confidence in the economy, or fears of war and future acts of terrorism could reduce customer demand for the luxury amenities and leisure activities we offer, and may have a significant negative impact on our operating results.

During 2010, the economic environment in the gaming and hotel markets in Las Vegas continued to experience depressed levels of gaming revenue, visitation, and hotel room demand. While certain gaming and hotel statistics may have increased from the 2009 levels, improvement has not been significant. The average daily room rate increased 2.0%, visitation increased 2.7% to 37.3 million visitors, and Las Vegas strip gaming revenues increased 4.1%, all as compared to the year ended December 31, 2009. If these trends do not improve more significantly, our financial condition, results of operations and cash flows may be adversely affected.

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

The terrorist attacks of September 11, 2001 have substantially affected the availability of insurance coverage for certain types of damages or occurrences. We currently have insurance coverage for terrorist acts included in our commercial property insurance policy with respect to Wynn Las Vegas and Encore at Wynn Las Vegas, not to exceed $1.5 billion. However, these types of acts could expose us to losses that exceed our coverage and could have a significant negative impact on our operations.

We may not have sufficient insurance coverage in the event of a catastrophic property or casualty loss. We may also suffer disruption of our business in the event of a terrorist attack or other catastrophic property or casualty loss or be subject to claims by third parties injured or harmed. While we currently carry general liability insurance and business interruption insurance, such insurance may not be adequate to cover all losses in such event. In the event that insurance premiums increase, we may not be able to maintain the insurance coverage we currently have or otherwise be able to maintain adequate insurance protection.

If a third party successfully challenges Holdings’ ownership of, or right to use, the Wynn-related service marks, our business or results of operations could be harmed.

We have sublicensed certain Wynn-related trademarks and services from Holdings. Holdings has filed applications with the United States Patent and Trademark Office (“PTO”), to register a variety of WYNN-related trademarks and service marks in connection with a variety of goods and services. These marks include “WYNN LAS VEGAS” and “ENCORE.” Some of the applications are based upon ongoing use and others are based upon a bona fide intent to use the marks.

A common element of most of these marks is the use of the surname, “WYNN.” As a general rule, a surname (or the portion of a mark primarily constituting a surname) is not eligible for registration unless the surname has acquired “secondary meaning.” To date, Holdings has been successful in demonstrating to the PTO such secondary meaning for the Wynn name, in certain of the applications, based upon factors including Mr. Wynn’s prominence as a resort developer, but we cannot assure you that we will be successful with the other pending applications.

Even if Holdings is able to obtain registration of the WYNN-related marks, such federal registrations are not completely dispositive of the right to such marks. Third parties who claim prior rights with respect to similar marks may nonetheless challenge our right to obtain registrations or our use of the marks and seek to overcome the presumptions afforded by such registrations.

Our intellectual property assets, including the word and the logo version of “Wynn,” are among our most valuable assets. Efforts we take to acquire and protect our intellectual property rights against unauthorized use throughout the world, which may include retaining counsel and commencing litigation in various jurisdictions, may be costly and may not be successful in protecting and preserving the status and value of our intellectual property assets.

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

Our ultimate parent company is Wynn Resorts. Mr. Wynn, Elaine P. Wynn, and Aruze USA, Inc., a company controlled by one of our directors, together own approximately 35.6% of Wynn Resorts’ outstanding common stock. As a result, Mr. Wynn, Elaine P. Wynn, and Aruze USA, Inc., to the extent they vote their shares in a similar manner, may be able to control all matters requiring our stockholders’ approval, including the approval of significant corporate transactions.

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

We are subject to regulations imposed by the Foreign Corrupt Practices Act (the “FCPA”) and other anti-corruption laws that generally prohibit U.S. companies and their intermediaries from offering, promising, authorizing or making improper payments to foreign government officials for the purpose of obtaining or retaining business. Violations of the FCPA and other anti-corruption laws may result in severe criminal and civil sanctions as well as other penalties and the SEC and U.S. Department of Justice have increased their enforcement activities with respect to the FCPA. Internal control policies and procedures and employee training and compliance programs that we have implemented to deter prohibited practices may not be effective in prohibiting our employees, contractors or agents from violating or circumventing our policies and the law. If our employees or agents fail to comply with applicable laws or Company policies governing our international operations, the Company may face investigations, prosecutions and other legal proceedings and actions which could result in civil penalties, administrative remedies and criminal sanctions. Any determination that we have violated the

FCPA could have a material adverse effect on our financial condition. We also deal with significant amounts of cash in our operations and are subject to various reporting and anti-money laundering regulations. Any violation of anti-money laundering laws or regulations by any of our resorts could have a negative effect on our results of operations.

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

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of our security holder during the fourth quarter of 2010.

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

	Years Ended December 31,
	2010	2009	2008	2007	2006
	(in thousands)
Consolidated Statements of Operations Data:
Net revenues [1]	$1,296,556	$1,230,120	$1,099,891	$1,295,851	$1,139,348
Pre-opening costs	2,479	346	72,373	6,457	2,020
Operating income (loss)	(81,314)	(144,279)	(58,616)	199,825	115,047
Net income (loss)	(348,329)	(309,870)	(129,794)	124,219	9,808

	As of December 31,
	2010	2009	2008	2007	2006
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$52,540	$66,354	$123,315	$146,521	$93,820
Restricted cash and investments [2]	—	—	—	31,052	197,517
Construction in progress	19,281	23,973	4,579	865,130	214,574
Total assets	4,108,516	4,254,324	4,584,271	3,647,256	3,119,888
Total long-term obligations [3]	2,730,738	2,638,083	2,897,328	2,034,603	1,678,597
Member’s equity	1,098,502	1,385,553	1,257,563	1,375,020	1,242,770

[1]	Wynn Las Vegas opened on April 28, 2005 and Encore opened on December 22, 2008.
[2]	Restricted cash and investments primarily reflect the proceeds of our debt and equity financings that were restricted for the construction of Encore.
[3]	Includes long-term debt, interest rate swap and long-term amounts due to affiliates.

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

Our Resorts

The following table sets forth information about our operating properties as of February 2011:

	Hotel Rooms & Suites	Approximate Casino Square Footage	Approximate Number of Table Games	Approximate Number of Slots
Wynn Las Vegas	2,716	110,000	145	1,840
Encore	2,034	76,000	95	780

Wynn Las Vegas

Wynn Las Vegas, located at the intersection of the Las Vegas Strip and Sands Avenue, occupies approximately 217 acres of land fronting the Las Vegas Strip, utilizes approximately 18 additional acres across Sands Avenue, a portion of which is improved with an employee parking garage and approximately 5 acres adjacent to the golf course on which an office building is located.

We believe Wynn Las Vegas is the preeminent destination casino resort on the Strip in Las Vegas. Wynn Las Vegas features:

•	An approximately 110,000 square foot casino offering 24-hour gaming and a full range of games, including private baccarat salons, a poker room, and a sports book;

•	Luxury hotel accommodations in 2,716 spacious hotel rooms, suites and villas;

•	22 food and beverage outlets;

•	A Ferrari and Maserati automobile dealership;

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

In July 2010, we commenced a project to refurbish and upgrade the rooms and suites at Wynn Las Vegas. The total project budget is approximately $83 million. The room remodel was completed in January 2011 and the suite remodel is expected to be completed early in the second quarter of 2011. As a part of this project, we are temporarily removing floors from service which reduces our total number of rooms available during the construction period.

Encore

We opened Encore on December 22, 2008. This resort is located immediately adjacent to and connected with Wynn Las Vegas. Encore features:

•	An approximately 76,000 square foot casino offering 24-hour gaming and a full range of games, including a sky casino and private baccarat salons;

•	Luxury hotel accommodation in 2,034 all-suite rooms;

•	13 food and beverage outlets;

•	Approximately 27,000 square feet of high-end, brand-name retail shopping, including stores and boutiques featuring Hermes, Chanel and others;

•	Recreation and leisure facilities including swimming pools, private cabanas and a full service spa and salon; and

•	A beach club, showroom, two nightclubs and lounges.

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

Current Economic and Operating Environment

Due to a number of factors affecting consumers, including a slowdown in global economies, reduced consumer and corporate spending, and high unemployment, the outlook for the gaming, travel, and entertainment industries domestically remains highly uncertain. Auto traffic into Las Vegas, airline capacity and air travel to McCarran International airport did not improve significantly year over year, resulting in continued depressed casino volumes and a reduced demand for hotel rooms. This slow down was particularly significant in the fourth quarter of 2008 and continued throughout 2010. Based on our experience over this past year and current market conditions, we have experienced some stabilization in the Las Vegas market; however, due to the still uncertain economic environment and added supply in Las Vegas, we believe that Wynn Las Vegas and Encore have, and are likely to continue to experience depressed levels of hotel occupancy rates, room rates, casino volumes and accordingly lower departmental profitability.

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

We recorded a net loss for the year ended December 31, 2010 of $348.3 million, which represents a $38.5 million increase from the net loss of $309.9 million recorded during the year ended December 31, 2009. This increase is primarily due to a $36.2 million increase in interest expense due to outstanding debt with a higher average interest rate and a $70.1 million loss on extinguishment of debt/exchange offer related to debt transactions during the year as described below. These expenses were offset in part by lower depreciation and amortization expense of $39.5 million primarily due to assets with a 5-year life being fully depreciated as of April 2010 at Wynn Las Vegas.

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

Financial results for the year ended December 31, 2010 compared to the year ended December 31, 2009.

Revenues

Net revenues for the year ended December 31, 2010 are comprised of $534.3 million in casino revenues (41.2% of total net revenues) and $762.3 million of net non-casino revenues (58.8% of total net revenues). Net revenues for the year ended December 31, 2009 were comprised of $505.8 million in casino revenues (41.1% of total net revenues) and $724.3 million of net non-casino revenues (58.9% of total net revenues).

Casino revenues are comprised of the net win from our table games and slot machine operations. We experienced an increase in casino revenues of approximately $28.5 million (or 5.6%) to $534.3 million for the year ended December 31, 2010, compared to $505.8 million for the year ended December 31, 2009. During the year ended December 31, 2010, we experienced a 3.4% increase in drop and an increase in the average table games win percentage compared to the prior year. Our average table games win percentage (before discounts) of 22.2% was within the expected range of 21% to 24% for the year ended December 31, 2010. For the year ended December 31, 2009, our average table games win percentage (before discounts) was 20.2%. Slot handle decreased 18.3% during the year ended December 31, 2010 as compared to 2009; however slot win, net of free play and progressive accruals only decreased 6.9% compared to the prior year as more play shifted to higher hold machines.

For the year ended December 31, 2010, room revenues were approximately $308.4 million, which represents a $12.7 million (or 4%) decrease over the $321.2 million generated in the year ended December 31, 2009. We continued to experience a decrease in room rates during the year ended December 31, 2010, compared to the year ended December 31, 2009. We believe this is due to the current economic conditions in which we operate in the U.S. and the increased capacity in the Las Vegas market including the opening of a new large scale casino hotel in Las Vegas in December 2009. Also, due to our remodel of the rooms and suites at Wynn Las Vegas beginning in July 2010, we had 3.8% fewer room nights available during the year ended December 31, 2010 which contributed to a decrease in room revenues compared to the prior year. The room remodel was completed in January 2011 and the suite remodel is expected to be completed in the second quarter of 2011. See the table below for key operating measures related to our room revenue.

	Year Ended December 31,
	2010	2009
Average Daily Rate	$210	$217
Occupancy	88.0%	85.2%
REVPAR	$185	$185

Other non-casino revenues for the year ended December 31, 2010 include food and beverage revenues of approximately $417.2 million, retail revenues of approximately $83.1 million, entertainment revenues of approximately $72 million, and other revenues from outlets such as the spa and salon, of approximately $58.9 million. Other non-gaming revenues for the year ended December 31, 2009 include food and beverage revenues of approximately $385.8 million, retail revenues of approximately $85.8 million, entertainment revenues of approximately $57.1 million, and other revenues from outlets, including the spa and salon, of approximately $60.5 million. The increase in food and beverage revenue is due primarily to business in our nightclubs including the opening of the Encore Beach Club and Surrender Nightclub in May 2010. Entertainment revenues increased over the prior year primarily due to performances by Garth Brooks in the Encore Theater which started in December 2009, as well as increased revenue from our Le Rêve show.

Departmental, Administrative and Other Expenses

During the year ended December 31, 2010, departmental expenses included casino expenses of $288.3 million, room expenses of $119.4 million, food and beverage expenses of $256.2 million, and entertainment, retail and other expenses of $145.3 million. Also included are general and administrative expenses of approximately $237.7 million and approximately $15.7 million charged as a provision for doubtful accounts receivable. During the year ended December 31, 2009, departmental expenses included casino expenses of $275.3 million, room expenses of $109.2 million, food and beverage expenses of $239.8 million, and entertainment, retail and other expenses of $133.8 million. Also included are general and administrative expenses of approximately $246.8 million and approximately $12.4 million charged as a provision for doubtful accounts receivable. The increase in casino and room expenses was primarily attributable to additional customer acquisition and marketing costs. Food and beverage expenses increased commensurate with the increase in revenue.

Entertainment, retail and other expenses increased primarily as a result of performances by Garth Brooks in the Encore Theater at Wynn Las Vegas as noted above. General and administrative expenses decreased as a result of lower advertising expenses and our cost savings initiatives offset partially by higher repairs and replacement expenses associated with general property maintenance.

Management fees

Since opening Wynn Las Vegas, management fees payable to Wynn Resorts for certain corporate management services have been charged and accrued at a rate equal to 1.5% of net revenues. These fees will be paid upon meeting certain leverage ratios and satisfying certain other criteria set forth in our credit facilities and the first mortgage notes indentures. Management fees were $19.5 million for the year ended December 31, 2010, compared to $18.4 million for the year ended December 31, 2009.

Pre-opening costs

During the year ended December 31, 2010, we incurred $2.5 million of pre-opening costs. We incurred $0.3 million of preopening costs for the year ended December 31, 2009. Pre-opening costs incurred during the year ended December 31, 2010, were related the Encore Beach Club and Surrender Nightclub which opened in May 2010.

Depreciation and amortization

Depreciation and amortization for the year ended December 31, 2010 was $274.3 million compared to $313.8 million for the year ended December 31, 2009. This decrease is primarily due to assets with a 5-year life being fully depreciated as of April 2010 at Wynn Las Vegas, off set by depreciation of the assets of the Encore Beach Club which were placed into service in May 2010.

Property charges and other

Property charges and other for the year ended December 31, 2010, were $19 million compared to approximately $24.5 million for the year ended December 31, 2009. Property charges and other for the year ended December 31, 2010 include a contract termination payment of $14.9 million related to a management contract for certain of the nightclubs at our resorts, as well as miscellaneous renovations and abandonments at Wynn Las Vegas and Encore.

Property charges and other for the year ended December 31, 2009, include a charge of $16.7 million for the abandonment of the front porte-cochere at Encore to make way for the Encore Beach Club, the write-off of $5.3 million of aircraft purchase deposits and $2.5 million related to miscellaneous renovations and abandonments.

In response to our evaluation of our resort complex and the reactions of our guests, we continue to make enhancements. The costs relating to assets retired as a result of these enhancement and remodel efforts will be expensed as property charges.

Other non-operating costs and expenses

Interest expense was $193.4 million, net of capitalized interest of $0.6 million, for the year ended December 31, 2010, compared to $157.2 million for the year ended December 31, 2009. There was no interest capitalized during the year ended December 31, 2009. Interest expense increased approximately $36.2 million primarily due to increased interest related to the $500 million 7 7/8% First Mortgage Notes issued in October 2009, a higher rate on the 2020 Notes, as discussed below, and offset partially by reductions in amounts outstanding under the Wynn Las Vegas bank credit facilities compared to the prior year.

Changes in the fair value of our interest rate swaps are recorded as an increase (or decrease) in swap fair value in each year. We recorded an expense of approximately $4.2 million for the year ended December 31, 2010, resulting from the decrease in the fair value of our interest rate swap from December 31, 2009 to December 31, 2010. We recorded an expense of approximately $4.2 million for the year ended December 31, 2009, resulting from the decrease in the fair value of our interest rate swap from August 2009 (the date we entered into the agreement) to December 31, 2009.

As described in Note 7 to our Consolidated Financial Statements in this Annual Report on Form 10-K, in September 2010 we completed a tender offer for our outstanding $1.7 billion 6 5/8% first mortgage notes due

2014 ( the “2014 Notes”) and subsequent call of all the remaining amounts once the tender was completed. In connection with these transactions, we recorded a loss on extinguishment of debt of $65.4 million. This included the tender consideration, the call premium and the related write off of the unamortized debt issue costs and original issue discount.

Also, as described in Note 7 to our Consolidated Financial Statements we completed an exchange offer for a portion of the 2014 Notes in April 2010. In connection with that exchange offer, the direct costs incurred with third parties of $4.6 million were expensed.

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

Other non-casino revenues for the year ended December 31, 2009 include food and beverage revenues of approximately $385.8 million, retail revenues of approximately $85.8 million, entertainment revenues of approximately $57.1 million, and other revenues from outlets such as the spa and salon, of approximately $60.5 million. Other non-gaming revenues for the year ended December 31, 2008 include food and beverage revenues of approximately $305.7 million, retail revenues of approximately $86.1 million, entertainment revenues of approximately $66.2 million, and other revenues from outlets, including the spa and salon, of approximately $49.8 million. On a comparable basis, excluding the Encore expansion, which opened in December 2008, all of our revenues have declined when compared to the prior year due to the current economic environment in which we are operating. Food and beverage revenues increased during the year ended December 31, 2009 as a result of the additional 12 food and beverage outlets located in the Encore expansion. Although we added new retail outlets at Encore, retail revenues have declined due to reduced consumer spending as a result of the current economic environment. Entertainment revenues decreased over the prior year primarily due to the closure of the Spamalot production show in July 2008. This decrease was offset in part by revenue from headliner acts that performed during 2009, including Garth Brooks, who began performing in the Encore Theater in December 2009.

Departmental, Administrative and Other Expenses

During the year ended December 31, 2009, departmental expenses included casino expense of $275.3 million, rooms expense of $109.2 million, food and beverage expense of $239.8 million, and entertainment, retail and other expense of $133.8 million. Also included are general and administrative expenses of approximately $246.8 million and approximately $12.4 million charged as a provision for doubtful accounts receivable. During the year ended December 31, 2008, departmental expenses included casino expenses of $258 million, room expenses of $73.8 million, food and beverage expenses of $188.5 million, and entertainment, retail and other expenses of $132.9 million. Also included are general and administrative expenses of approximately $199.5 million and approximately $24.9 million charged as a provision for doubtful accounts receivable. Expenses for the year ended December 31, 2009, increased compared to December 31, 2008 as a result of the Encore expansion which opened in December 2008. Our provision for doubtful accounts receivable declined during the year ended December 31, 2009 compared to the prior year. In the prior year we increased our reserves in light of the economic uncertainty that existed at that time. Due to continued strong collection experience we have reduced the additional reserves we recorded in the third quarter of 2008.

Management fees

Since opening Wynn Las Vegas, management fees payable to Wynn Resorts for certain corporate management services have been charged and accrued at a rate equal to 1.5% of net revenues. These fees will be paid upon meeting certain leverage ratios and satisfying certain other criteria set forth in our bank credit facilities and the 6 5/8% and 7 7/8% First Mortgage Notes indentures. Management fees were $18.4 million for the year ended December 31, 2009, compared to $16.5 million for the year ended December 31, 2008.

Pre-opening costs

During the year ended December 31, 2009, we incurred $0.3 million pre-opening costs compared to $72.4 million for the year ended December 31, 2008. Pre-opening costs incurred during the year ended December 31, 2008 were related to Encore which opened in December 2008.

Depreciation and amortization

Depreciation and amortization for the year ended December 31, 2009 was $313.8 million compared to $169.6 million for the year ended December 31, 2008. This increase is primarily due to depreciation on the assets of Encore, which were placed into service in December 2008.

Property charges and other

Property charges and other for the year ended December 31, 2009, were $24.5 million compared to $22.4 million for the year ended December 31, 2008. In response to the evaluation of our properties and the reactions of our guests, we make enhancements and refinements to the properties. Costs relating to assets retired as a result of these enhancement and remodel efforts have been expensed as property charges. Property charges and other for the year ended December 31, 2009 include a $16.7 million charge for the abandonment of the front porte-cochere at Encore at Wynn Las Vegas to make way for an addition to that property, a $5.3 million charge for the write-off of two aircraft deposits, and $2.5 million related to miscellaneous remodels, abandonments and loss on sale of equipment.

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

We recorded a loss on early extinguishment of debt of $3.8 million during the year ended December 31, 2009. Through an offer to purchase loans outstanding under our bank credit facilities, we purchased loans with a face-value of $87.6 million for $84.4 million, reflecting a discounted price of 96.37%. In connection with this transaction, we recognized a gain of approximately $2.1 million on early retirement of debt in the fourth quarter of 2009. Offsetting this gain was the write-off of deferred financing costs totaling $5.7 million in connection with the permanent reduction in the availability under our bank credit facilities.

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

Net cash provided by operations for the year ended December 31, 2010 was $104.6 million compared to $80.4 million provided by operations for the year ended December 31, 2009. Operating cash flows increased due to an improved operating loss and benefits from ordinary working capital changes, offset by higher cash interest payments.

Capital Resources

At December 31, 2010, we had approximately $52.5 million of cash and cash equivalents available for use without restriction, including for operations, debt service and retirement, new development activities, enhancements to Wynn Las Vegas and Encore and general corporate purposes. We require a certain amount of cash on hand for operations. As of December 31, 2010, we have $327.2 million of availability under our senior revolving credit facility. We anticipate such funds, together with any additional borrowings and cash generated from operations will satisfy our liquidity needs during 2011. Except for scheduled quarterly payments on one note payable, we have no debt maturities until July 2013.

Investing Activities

Capital expenditures were approximately $157.1 million for the year ended December 31, 2010, and were related primarily to the Wynn Las Vegas room and suite remodel and the Encore Beach Club and Surrender Nightclub. Capital expenditures were approximately $245 million for the year ended December 31, 2009 and were almost entirely related to the construction of Encore.

Financing Activities

Wynn Las Vegas First Mortgage Notes

In October 2009, Wynn Las Vegas, LLC and Wynn Las Vegas Capital Corp. (the “Issuers”), issued in a private offering, $500 million aggregate principal amount of 7 7/8% First Mortgage Notes due November 1, 2017 (the “2017 Notes”) at a price of 97.823% of the principal amount. The Issuers pay interest on the 2017 Notes on May 1st and November 1st of each year. Commencing November 1, 2013, the 2017 Notes are redeemable at our option at a price equal to 103.938% of the principal amount redeemed and decline ratably on November 1st of each year thereafter to zero on or after November 1, 2015. The 2017 Notes rank pari passu with the borrowings under our credit facilities and the outstanding first mortgage notes previously issued by the Issuers. The notes are senior secured obligations of the Issuers, are guaranteed by our subsidiaries (subject to some exceptions), and are secured on an equal and ratable basis by a first priority lien on substantially all the existing and future assets of the Issuers and guarantors. In accordance with the fifth amendment to the Wynn Las Vegas Credit Agreement described below, we used the proceeds of this offering to repay amounts outstanding under the Wynn Las Vegas Revolver and Wynn Las Vegas Term Loan.

On March 26, 2010, we commenced an offer to exchange all outstanding 2014 Notes for 7 7/8% First Mortgage Notes due 2020 (the “2020 Notes”), upon the terms and subject to the conditions set forth in an offering memorandum and a related letter of transmittal (the “exchange offer”). The exchange offer was conditioned upon, among other things, the tender of at least $250 million aggregate principal amount of 2014 Notes. The 2020 Notes were offered only to qualified institutional buyers and outside the United States in accordance with Rule 144A and Regulation S, respectively, under the Securities Act of 1933, as amended (the “Securities Act”). The exchange offer closed on April 28, 2010 with approximately $382 million of the 2014 Notes being validly tendered for exchange to the 2020 Notes.

We pay interest on the 2020 Notes on May 1st and November 1st of each year. Commencing May 1, 2015, the 2020 Notes are redeemable at our option at a price equal to 103.938% of the principal amount redeemed and decline ratably on May 1st of each year thereafter to zero on or after May 1, 2018. The 2020 Notes rank pari passu in right of payment with borrowings under our credit facilities and 2017 Notes. The 2020 Notes are senior secured obligations of the Issuers, guaranteed by certain of Wynn Las Vegas, LLC’s subsidiaries and secured by a first priority lien on substantially all of the existing and future assets of the Issuers and guarantors and, subject to approval from the Nevada Gaming Commission, a first priority lien on the equity interests of Wynn Las Vegas, LLC, all of which is the same collateral that secures borrowings under our credit facilities and the 2017 Notes.

The noteholders who validly tendered 2014 Notes prior to the early delivery time received an early delivery payment on April 28, 2010 of 1% of the amount tendered in cash, which totaled approximately $3.8 million. In accordance with accounting standards, this has been included as deferred financing costs and will be amortized over the life of the 2020 Notes. The direct costs of the exchange offer incurred with third parties of $4.6 million were expensed and are included in loss on extinguishment of debt / exchange offer in our Consolidated Statements of Operations.

On August 4, 2010, we issued $1.32 billion aggregate principal amount of 7 3/4% First Mortgage Notes due August 15, 2020 (the “New 2020 Notes”). The New 2020 Notes were issued at par. The New 2020 Notes were offered only to qualified institutional buyers and outside the United States in accordance with Rule 144A and Regulation S, respectively, under the Securities Act of 1933. We used the net proceeds of the offering along with the proceeds of a $50 million capital contribution from Wynn Resorts, Limited to purchase, and, as applicable, make consent payments for, any and all of the Issuers’ 2014 Notes that were validly tendered and accepted for payment pursuant to our concurrent offer to purchase and consent solicitation with respect to the 2014 Notes, and to redeem all of the 2014 Notes not tendered. On or prior to August 3, 2010, valid tenders had been received with respect to approximately $987 million of the $1.3 billion aggregate principal amount of 2014 Notes outstanding. On August 4, 2010, tendering holders received the tender offer consideration in the amount of $1,004.38, plus a consent payment of $30 for each $1,000 principal amount of 2014 Notes, which totaled $32.7 million. The consent solicitation expired on August 3, 2010 and the tender offer expired on August 18, 2010. In accordance with accounting standards the consideration and consent fees were expensed and are included in loss on extinguishment of debt / exchange offer in our Consolidated Statements of Operations.

On August 4, 2010, the Trustee, at the request of the Issuers, gave notice of redemption of any and all of the remaining 2014 Notes. The redemption price was equal to 103.313% of the aggregate principal amount of the 2014 Notes redeemed plus accrued and unpaid interest thereon to September 3, 2010. The total redemption fees paid were $10.9 million. In accordance with accounting standards, the redemption fees were expensed and are included in loss on extinguishment of debt / exchange offer in our Consolidated Statement of Operations.

Also in connection with this transaction, unamortized debt issue costs and original issue discount related to the 2014 Notes totaling $19.2 million were expensed and are included in loss on extinguishment of debt / exchange offer in our Consolidated Statements of Operations.

We pay interest on the New 2020 Notes on February 15th and August 15th of each year. Commencing August 15, 2015, the New 2020 Notes are redeemable at our option at a price equal to 103.875% of the principal amount redeemed and decline ratably on August 15th of each year thereafter to zero on or after August 15, 2018. The New 2020 Notes rank pari passu in right of payment with borrowings under our credit facilities, the 2017 Notes and the 2020 Notes. The New 2020 Notes are senior secured obligations of the Issuers, guaranteed by certain of our subsidiaries and secured on an equal and ratable basis (with certain exceptions) by a first priority lien on substantially all of the existing and future assets of the Issuers and guarantors, and, subject to prior approval from the Nevada gaming authorities, a first priority lien on the equity interests of Wynn Las Vegas, LLC, all of which is the same collateral that secures borrowings under our credit facilities, the 2017 Notes and the 2020 Notes.

Wynn Las Vegas Credit Facilities

Concurrently with the issuance of the New 2020 Notes, we entered into a seventh amendment, dated August 4, 2010, to the Wynn Las Vegas Amended and Restated Credit Agreement (the “Credit Agreement”). After giving effect to this amendment, the maturity date with respect to a portion of the revolving credit facility and the term facility was extended to July 2015 and August 2015, respectively, and the interest margin in respect of the extended portion will increase after June 30, 2013. In addition, lenders made incremental term loans of $248.5 million having a maturity date of August 2015. The amendment made certain other changes including eliminating the maximum Consolidated Leverage Ratio and reducing the minimum Consolidated Interest Coverage Ratio to 1:00 to 1 through June 2013.

As of December 31, 2010, our Wynn Las Vegas Amended and Restated Credit Agreement consisted of a $108.5 million revolving credit facility, due July 2013 and a $258.4 million revolving credit facility due July 2015 (together the “Wynn Las Vegas Revolver”), and a fully drawn $44.3 million term loan facility due August 2013 and a fully drawn $330.6 million term loan facility due August 2015 (together the “Wynn Las Vegas Term Loan”). As of December 31, 2010, the Wynn Las Vegas Term Loan was fully drawn and we had borrowed $30.1 million under the Wynn Las Vegas Revolver. We also had $19.7 million of outstanding letters of credit that reduce our availability under the Wynn Las Vegas Revolver. We have availability of approximately $327.2 million under the Wynn Las Vegas Revolver as of December 31, 2010.

The Wynn Las Vegas Credit Facilities are obligations of Wynn Las Vegas, LLC and are guaranteed by and secured by substantially all of the assets (except the corporate aircraft) of each of its subsidiaries (other than Wynn Completion Guarantor, LLC). The obligations of Wynn Las Vegas, LLC and the guarantors under the Wynn Las Vegas Credit Facilities rank pari passu in right of payment with their existing and future senior indebtedness, including indebtedness with respect to the 2017 Notes, the 2020 Notes and the New 2020 Notes and senior in right of payment to all of their existing and future subordinated indebtedness.

As described below, during the year ended December 31, 2009, we (a) extended the maturity of the Wynn Las Vegas Revolver to July 2013, (b) received relief from certain financial covenants, (c) increased the Wynn Las Vegas Revolver by $65 million, (d) repurchased $87.6 million of Wynn Las Vegas Revolver loans at a discount, and (e) used the net proceeds received from our 2017 Notes issuance to repay amounts outstanding, including a permanent reduction of the Wynn Las Vegas Credit Facilities of $360 million.

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

In September 2009, we entered into a fifth amendment to our Credit Agreement. This amendment, among other things, (i) permitted Wynn Las Vegas to issue, on or before March 31, 2010, up to $500 million of new senior secured notes and (ii) requires that 75% of the net cash proceeds of any issuance of new senior secured notes be applied to prepay loans and reduce commitments under the Credit Agreement.

In October 2009, pursuant to an offer to purchase loans outstanding under the Credit Agreement, we purchased loans with a face value of $87.6 million for $84.4 million, reflecting a discounted price of 96.37%. As a result of this transaction, the Wynn Las Vegas Revolver was permanently reduced by $43.8 million and the Wynn Las Vegas Term Loan was permanently reduced by $44.8 million.

For borrowings under the Wynn Las Vegas Revolver we have historically elected Eurodollar loans, which bear interest at 1-month LIBOR and currently include a margin of 3.0% on the outstanding balance. We also incur a fee of 1.0% on the daily average of unborrowed amounts. For borrowings under the Wynn Las Vegas Term Loans we have historically elected Eurodollar loans, which bear interest at 1-month LIBOR and currently include a margin of 1.875% on the term loan due 2013 and 3% on the term loan due 2015.

The Wynn Las Vegas Credit Agreement contains a requirement that we must make mandatory repayments of indebtedness from specified percentages of excess cash flow. If our Wynn Las Vegas subsidiary meets a Consolidated Leverage Ratio, as defined in the Credit Agreement, of greater than 3.5 to 1, such repayment is defined as 50% of Excess Cash Flow, as defined in the Credit Agreement. If the Consolidated Leverage Ratio is less than 3.5 to 1, then no repayment is required. Based on the current economic conditions in which we are operating, we do not believe that Wynn Las Vegas will have excess cash flow for mandatory repayment pursuant to this provision of the Credit Agreement during the fiscal year ending December 31, 2011, and therefore we do not expect to make any mandatory repayments pursuant to this requirement during 2011.

The Wynn Las Vegas Credit Agreement contains customary covenants restricting our activities including, but not limited to: the ability to sell assets, make capital expenditures, enter into capital leases, make loans or other investments and incur additional indebtedness. In addition, we are required by the financial covenants to maintain a Consolidated Interest Coverage Ratio, as defined, not less than 1.00 to 1 as of December 31, 2010. Management believes that we are in compliance with all covenants at December 31, 2010. The Consolidated Interest Coverage Ratio remains at 1.00 : 1 through June 2013.

During the years ended December 31, 2010 and 2009, Wynn Resorts made cash capital contributions to us in the amount of $50 million and $413 million, respectively. The proceeds from these contributions were used to fund construction costs of Encore paid during 2009 and to fund paydowns of our outstanding debt as noted above.

Off-Balance Sheet Arrangements

We have not entered into any transactions with special purpose entities nor do we engage in any derivatives except for previously discussed interest rate swaps. We do not have any retained or contingent interest in assets transferred to an unconsolidated entity. At December 31, 2010, we had outstanding letters of credit totaling $19.7 million.

Contractual Obligations and Commitments

The following table summarizes our scheduled contractual commitments at December 31, 2010 (amounts in millions):

	Payments Due By Period
	Less Than 1 Year	1 to 3 Years	4 to 5 Years	After 5 Years	Total
Long-term debt obligations	$1.1	$50.9	$349.6	$2,232.1	$2,633.7
Fixed interest payments	171.8	343.5	343.5	675.7	1,534.5
Estimated variable interest payments [1]	13.4	26.2	20.0	0.7	60.3
Operating leases	2.9	0.7	0.2	2.8	6.6
Construction contracts and commitments	27.6	—	—	—	27.6
Employment agreements	24.4	32.4	3.4	—	60.2
Other [2]	28.0	31.6	15.8	—	75.4

Total commitments	$269.2	$485.3	$732.5	$2,911.3	$4,398.3

[1]	Amounts for all periods represent our estimated future interest payments on our debt facilities based upon amounts outstanding and LIBOR rates at December 31, 2010. Such rates are at historical lows as of December 31, 2010. Actual rates will vary.
[2]	Other includes open purchase orders and other contracts.

Other Liquidity Matters

We are restricted under the indentures governing the 2107 Notes, the 2020 Notes and the New 2020 Notes from making certain “restricted payments” as defined in the indentures. These restricted payments include the payment of dividends or distributions to any direct or indirect holders of equity interests of Wynn Las Vegas, LLC. The restricted payments may not be made until certain other financial and non-financial criteria have been satisfied. In addition, the Credit Agreement contains similar restrictions.

We will fund our operations and capital requirements from operating cash flow and availability under our bank facility. We cannot be sure that we will generate sufficient cash flow from operations or that future borrowings, if any, will be sufficient to enable us to service and repay Wynn Las Vegas, LLC’s indebtedness and to fund our other liquidity needs. We cannot be sure that we will be able to refinance any of our indebtedness on acceptable terms or at all.

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

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our results of operations and liquidity and capital resources are based on our consolidated financial statements. Our consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America. Certain of our accounting policies require management to apply significant judgment in defining the appropriate assumptions integral to financial estimates. On an ongoing basis, management evaluates those estimates, including those relating to the estimated lives of depreciable assets, asset impairment, allowances for doubtful accounts, accruals for customer loyalty rewards, self-insurance, contingencies, litigation and other items. Judgments are based on historical experience, terms of existing contracts, industry trends and information available from outside sources, as appropriate. However, by their nature, judgments are subject to an inherent degree of uncertainty, and therefore actual results could differ from our estimates.

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

Allowance for Estimated Doubtful Accounts Receivable

A substantial portion of our outstanding receivables relate to casino credit play. Credit play, through the issuance of markers, represents a significant portion of the table games volume at Wynn Las Vegas and Encore. We maintain strict controls over the issuance of markers and aggressively pursue collection from those customers who fail to pay their balances in a timely fashion. These collection efforts may include the mailing of statements and delinquency notices, personal contacts, the use of outside collection agencies, and litigation. Markers are generally legally enforceable instruments in the United States. Markers are not legally enforceable instruments in some foreign countries, but the United States assets of foreign customers may be used to satisfy judgments entered in the United States. At December 31, 2010 and 2009, approximately 75% and 68%, respectively, of our casino accounts receivable were owed by customers from foreign countries, primarily in Asia. The collectability of markers given by foreign customers is affected by a number of factors including changes in currency exchange rates and economic conditions in the customers’ home countries.

We regularly evaluate our reserve for bad debts based on a specific review of customer accounts as well as management’s prior experience with collection trends in the casino industry and current economic and business conditions. The following table presents key statistics related to our casino accounts receivables (amounts in thousands):

	December 31, 2010	December 31, 2009
Casino accounts receivable	$167,844	$149,786
Allowance for doubtful casino accounts receivable	$70,208	$66,328
Allowance as a percentage of casino accounts receivable	41.8%	44.3%
Percentage of casino accounts receivable outstanding over 180 days	33.3%	37.9%

Our reserve for doubtful casino accounts receivable is based on our estimates of amounts collectible and depends on the risk assessments and judgments by our employees regarding realizability, the state of the economy and our credit policy.

At December 31, 2010, a 100 basis-point change in the allowance for doubtful accounts as a percentage of casino accounts receivable would change the provision for doubtful accounts by approximately $1.7 million.

As our customer payment experience evolves, we will continue to refine our estimated reserve for bad debts. Accordingly, the associated provision for doubtful accounts charge may fluctuate. Because individual customer account balances can be significant, the reserve and the provision can change significantly between periods, as we become aware of additional information about a customer or as changes occur in a region’s economy or legal system.

Derivative Financial Instruments

We seek to manage our market risk, including interest rate risk associated with variable rate borrowings, through balancing fixed-rate and variable-rate borrowings and the use of derivative financial instruments. We account for derivative financial instruments in accordance with applicable accounting standards. Derivative financial instruments are recognized as assets or liabilities, with changes in fair value affecting net income or comprehensive income, as applicable. As of December 31, 2010, changes in our interest rate swap fair value is being recorded in our Consolidated Statements of Operations, as the swap does not qualify for hedge accounting.

We measure the fair value of our interest rate swaps on a recurring basis. Accounting standards establish a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. We categorize our interest rate swap contract as Level 2. The fair value approximates the amount we would receive (pay) if these contracts were settled at the respective valuation dates. Fair value is estimated based upon current, and predictions of future, interest rate levels along a yield curve, the remaining duration of the instruments and other market conditions, and therefore is subject to significant estimation and a high degree of variability of fluctuation between periods. We adjust this amount by applying a non-performance valuation, considering our creditworthiness or the creditworthiness of our counterparties at each settlement date, as applicable.

Wynn Resorts’ Equity Instruments Issued to Employees—Stock-Based Compensation

Accounting standards for stock-based payments establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services or incurs a liability in exchange for goods and services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. It requires an entity to measure the costs of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and recognize that cost over the service period. We use the Black-Scholes valuation model to value the equity instruments we issue. The Black-Scholes valuation model uses assumptions of expected volatility, risk-free interest rates, the expected term of options granted, and expected rates of dividends. Management determines these assumptions by reviewing current market rates, making industry comparisons and reviewing conditions relevant to our Company.

The expected volatility and expected term assumptions can significantly impact the fair value of stock options. We believe that the valuation techniques and the approach utilized to develop our assumptions are appropriate in calculating the fair value of the options we grant. We estimate the expected stock price volatility using a combination of implied and historical factors related to our stock price in accordance with applicable accounting standards. As our stock price fluctuates, this estimate will change. For example, a 10% change in the volatility assumption for 2010 would have resulted in an approximate $0.5 million change in fair value. Expected term represents the estimated average time between the option’s grant date and its exercise date. Because of our limited trading history as a public company we have elected to use the simplified method prescribed by applicable accounting standards, for companies with a limited trading history to estimate the expected term. Once we have sufficient trading history, we will estimate the expected term using historical experience for options that have been granted to employees within our stock option plan. A 10% change in the expected term assumption for 2010 would have resulted in an approximate $0.2 million change in fair value. These assumed changes in fair value would have been recognized over the vesting schedule of such awards.

Accounting standards also require the classification of stock compensation expense in the same financial statement line items as cash compensation, and therefore impacts our departmental expenses (and related operating margins), pre-opening costs and construction in progress for our development projects, and our general and administrative expenses (including corporate expenses).

Self-Insurance Reserves

We are self-insured up to certain limits for costs of employee health coverage, workers’ compensation and general liability claims. Insurance claims and reserves include accruals of estimated settlements for known claims, as well as accruals of estimates for claims incurred but not yet reported. In estimating these accruals, we consider historical loss experience and make judgments about the expected level of costs per claim. Management believes the estimates of future liability are reasonable based upon its methodology; however, changes in health care costs, accident frequency and severity could materially affect the estimate for these liabilities.

Customer Loyalty Program

Our customer loyalty program relates to a slot club program whereby customers may earn points based on their level of play that may be redeemed for free credits which must be replayed in the slot machine. We accrue a liability based on the points earned times the redemption value, less an estimate for breakage, and record a related reduction in casino revenue.

Slot Machine Jackpots

With respect to base and progressive jackpots, we do not accrue a liability if we have the ability to avoid payment of the base jackpot because the machine can legally be removed from the gaming floor without payment of the base amount. Conversely, if we are unable to avoid payment of the jackpot (i.e. the incremental amount on a progressive machine) due to legal requirements, the jackpot is accrued as the obligation becomes unavoidable. This liability is accrued over the time period in which the incremental progressive jackpot amount is generated with a related reduction in casino revenue. No liability is accrued with respect to the base jackpot.

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

The following table provides estimated future cash flow information derived from our best estimates of repayments at December 31, 2010 on our expected long-term indebtedness. However, we cannot predict the LIBOR rate that will be in effect in the future. As of December 31, 2010, such rates were at historic lows. Actual rates will vary. The one-month LIBOR rate at December 31, 2010 of 0.26% was used for all variable rate calculations in the table below.

	As of December 31,
	2011	2012	2013	2014	2015	Thereafter	Total
	(in millions)
Long-term debt:
Fixed rate	—	—	—	—	—	$2,202.0	$2,202.0
Average interest rate	—	—	—	—	—	7.8%	7.8%
Variable rate	$1.1	$1.4	$49.5	$1.4	$348.2	$30.1	$431.7
Average interest rate	1.5%	1.5%	2.2%	1.5%	3.3%	1.5%	3.0%

Interest Rate Swaps

As of December 31, 2010, we have one interest rate swap agreement to hedge a portion of the underlying interest rate risk on borrowings under the Wynn Las Vegas Credit Agreement. Under this swap agreement, we pay a fixed interest rate of 2.485% on borrowings of $250 million incurred under the Wynn Las Vegas Credit Agreement in exchange for receipts on the same amount at a variable interest rate based on the applicable LIBOR at the time of payment. This interest rate swap fixes the interest rate on $250 million of borrowings under the Wynn Las Vegas Credit Agreement at approximately 5.485%. This interest rate swap agreement matures in November 2012. Changes in the fair value of this interest rate swap have and will continue to be recorded as an increase/ (decrease) in swap fair value in our Consolidated Statements of Operations as the swap does not qualify for hedge accounting.

As of December 31, 2010 and 2009, our interest rate swap had an approximate liability fair value of $8.5 million and $4.2 million, respectively, and is included in long-term liabilities in the accompanying Consolidated Balance Sheets. The fair value approximates the amount we would have paid if this contract had settled at the valuation date. Fair value is estimated based upon current, and predictions of future, interest rate levels along a yield curve, the remaining duration of the instruments and other market conditions, and therefore, is subject to significant estimation and a high degree of variability of fluctuation between periods.

Other Interest Rate Swap Information

The following table provides information about our interest rate swaps, by contractual maturity dates, as of December 31, 2010 and using estimated future LIBOR rates based upon implied forward rates in the yield curve.

	Years Ending December 31, Expected Maturity Date

	2011	2012	2013	2014	2015	Thereafter	Total
	(in millions)
Average notional amount	$—	$250.0	$—	$—	$—	$—	$250.0
Average pay rate	—	2.49%	—	—	—	—	2.49%
Average receive rate	—	0.66%	—	—	—	—	0.66%

We do not use derivative financial instruments, other financial instruments or derivative commodity instruments for trading or speculative purposes.

Interest Rate Sensitivity

As of December 31, 2010, approximately 93% of our long-term debt was based on fixed rates, including the notional amount related to our interest rate swap. Based on our borrowings as of December 31, 2010, an assumed 1% change in variable rates would cause our annual interest cost to change by $1.8 million.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Member of Wynn Las Vegas, LLC and subsidiaries:

We have audited the accompanying consolidated balance sheets of Wynn Las Vegas, LLC and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, member’s equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the index at Item 15(a)2. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Las Vegas, Nevada

February 28, 2011

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONSOLIDATED BALANCE SHEETS

(amounts in thousands)

	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$52,540	$66,354
Receivables, net	124,814	110,860
Inventories	64,520	80,861
Prepaid expenses and other	21,188	25,187

Total current assets	263,062	283,262
Property and equipment, net	3,731,211	3,851,668
Intangible assets, net	12,804	14,875
Deferred financing costs, net	47,300	42,025
Deposits and other assets	50,070	58,733
Investment in unconsolidated affiliates	4,069	3,761

Total assets	$4,108,516	$4,254,324

LIABILITIES AND MEMBER’S EQUITY
Current liabilities:
Current portion of long-term debt	$1,050	$1,050
Accounts payable	35,837	28,226
Accrued interest	54,083	17,595
Accrued compensation and benefits	39,305	37,521
Gaming taxes payable	9,963	7,111
Other accrued expenses	17,392	16,198
Customer deposits	93,355	101,507
Due to affiliates, net	28,291	21,480

Total current liabilities	279,276	230,688
Long-term debt	2,620,484	2,551,520
Due to affiliates, net	101,797	82,339
Interest rate swap	8,457	4,224

Total liabilities	3,010,014	2,868,771

Commitments and contingencies (Note 12)
Member’s equity:
Contributed capital	1,973,424	1,912,146
Accumulated deficit	(874,922)	(526,593)

Total member’s equity	1,098,502	1,385,553

Total liabilities and member’s equity	$4,108,516	$4,254,324

The accompanying notes are an integral part of these consolidated financial statements.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands)

	December 31,
	2010	2009	2008
Operating revenues:
Casino	$534,286	$505,779	$479,711
Rooms	308,410	321,150	268,515
Food and beverage	417,240	385,774	305,702
Entertainment, retail and other	214,003	203,399	202,122

Gross revenues	1,473,939	1,416,102	1,256,050
Less: promotional allowances	(177,383)	(185,982)	(156,159)

Net revenues	1,296,556	1,230,120	1,099,891

Operating costs and expenses:
Casino	288,263	275,341	257,983
Rooms	119,422	109,246	73,782
Food and beverage	256,234	239,767	188,521
Entertainment, retail and other	145,284	133,824	132,870
General and administrative	237,678	246,776	199,540
Provision for doubtful accounts	15,729	12,438	24,887
Management fees	19,459	18,434	16,505
Pre-opening costs	2,479	346	72,373
Depreciation and amortization	274,305	313,759	169,640
Property charges and other	19,017	24,468	22,406

Total operating costs and expenses	1,377,870	1,374,399	1,158,507

Operating loss	(81,314)	(144,279)	(58,616)

Other income (expense):
Interest income	408	67	4,827
Interest expense, net of amounts capitalized	(193,444)	(157,228)	(75,855)
Decrease in swap fair value	(4,233)	(4,224)	(416)
Loss on extinguishment of debt/exchange offer	(70,055)	(3,779)	—
Equity in income (loss) from unconsolidated affiliates	309	(427)	266

Other income (expense), net	(267,015)	(165,591)	(71,178)

Net loss	$(348,329)	$(309,870)	$(129,794)

The accompanying notes are an integral part of these consolidated financial statements.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONSOLIDATED STATEMENTS OF MEMBER’S EQUITY

(amounts in thousands)

Balance at January 1, 2008	$1,375,020

Net loss	(129,794)
Parent company stock-based compensation	9,502
Contributions from Wynn Resorts, Limited	2,835

Balance at December 31, 2008	1,257,563

Net loss	(309,870)
Parent company stock-based compensation	8,370
Contributions from Wynn Resorts, Limited	429,490

Balance at December 31, 2009	1,385,553

Net loss	(348,329)
Parent company stock-based compensation	11,278
Contributions from Wynn Resorts, Limited	50,000

Balance at December 31, 2010	$1,098,502

The accompanying notes are an integral part of these consolidated financial statements.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	December 31,
	2010	2009	2008
Cash flows from operating activities:
Net loss	$(348,329)	$(309,870)	$(129,794)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	274,305	313,759	169,640
Stock-based compensation	11,278	8,370	9,502
Loss from extinguishment of debt	64,673	3,779	—
Amortization and write off of deferred financing costs and other	15,705	19,624	11,078
Equity in income (loss) from unconsolidated affiliates, net of distributions.	(309)	794	522
Provision for doubtful accounts	15,729	12,438	24,887
Property charges and other	4,068	24,468	22,406
Decrease in swap fair value	4,233	4,224	416
Increase (decrease) in cash from changes in:
Receivables	(29,683)	(25,016)	20,342
Inventories and prepaid expenses and other assets	19,452	180	(38,706)
Accounts payable and accrued expenses	41,777	(14,227)	22,392
Due to affiliates, net	31,746	41,879	22,455

Net cash provided by operating activities	104,645	80,402	135,140

Cash flows from investing activities:
Capital expenditures, net of construction payables and retention	(157,080)	(245,040)	(1,129,525)
Restricted cash and investments	—	—	31,052
Note receivable from Wynn Resorts, Limited	—	—	80,000
Deposits and other assets	(4,796)	4,278	(35,061)
Due to affiliates, net	3,597	(8,468)	18,546
Proceeds from sale of assets	218	42	2,537

Net cash used in investing activities	(158,061)	(249,188)	(1,032,451)

Cash flows from financing activities:
Principal payments on long-term debt	(1,933,238)	(929,909)	(1,400)
Proceeds from issuance of long-term debt	1,995,686	649,481	879,484
Capital contribution from the Parent	50,000	412,951	—
Payments of deferred financing costs	(72,846)	(20,698)	(3,979)

Net cash provided by financing activities	39,602	111,825	874,105

Cash and cash equivalents:
Decrease in cash and cash equivalents	(13,814)	(56,961)	(23,206)
Balance, beginning of year	66,354	123,315	146,521

Balance, end of year	$52,540	$66,354	$123,315

Supplemental cash flow disclosures:
Cash paid for interest, net of amounts capitalized	$147,542	$138,787	$147,209
Change in construction payables and retention	(9,599)	(183,842)	99,948
Capitalized stock-based compensation	525	524	573
Capital Contribution from Parent	—	16,539	2,835

The accompanying notes are an integral part of these consolidated financial statements.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization

Wynn Las Vegas, LLC was formed on April 17, 2001 as a Nevada limited liability company. Unless the context otherwise requires, all references herein to the “Company” refer to Wynn Las Vegas, LLC, a Nevada limited liability company and its consolidated subsidiaries. The sole member of the Company is Wynn Resorts Holdings, LLC (“Holdings”). The sole member of Holdings is Wynn Resorts, Limited (“Wynn Resorts”). The Company was organized primarily to construct and operate “Wynn Las Vegas,” a destination resort and casino on the “Strip” in Las Vegas, Nevada. Wynn Las Vegas opened on April 28, 2005. On December 22, 2008, the Company opened Encore at Wynn Las Vegas (“Encore”), a resort located immediately adjacent to and connected with Wynn Las Vegas.

Wynn Las Vegas Capital Corp. (“Wynn Capital”) is a wholly owned subsidiary of the Company incorporated on June 3, 2002, solely for the purpose of obtaining financing for Wynn Las Vegas. Wynn Capital is authorized to issue 2,000 shares of common stock, par value $0.01. At December 31, 2010, the Company owned the one share that was issued and outstanding. Wynn Capital has neither any significant net assets nor has had any operating activity. Its sole function is to serve as the co-issuer of the mortgage notes described below. Wynn Las Vegas, LLC and Wynn Capital together are hereinafter referred to as the “Issuers”.

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

Accounts Receivable and Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of casino accounts receivable. The Company issues credit in the form of “markers” to approved casino customers following investigations of creditworthiness. At December 31, 2010 and 2009, approximately 75% and 68%, respectively, of the Company’s markers were due from customers residing outside the United States, primarily in Asia. Business or economic conditions or other significant events in these countries could affect the collectibility of such receivables.

Accounts receivable, including casino and hotel receivables, are typically non-interest bearing and are initially recorded at cost. Accounts are written off when management deems them to be uncollectible. Recoveries of accounts previously written off are recorded when received. An estimated allowance for doubtful accounts is

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Capitalized Interest

The interest cost associated with major development and construction projects is capitalized and included in the cost of the project. Interest capitalization ceases once a project is substantially complete or no longer undergoing construction activities to prepare it for its intended use. When no debt is specifically identified as being incurred in connection with a construction project, the Company capitalizes interest on amounts expended on the project at the Company’s weighted average cost of borrowed money. Interest of $0.6 million, $0 and $80.4 million was capitalized for the years ended December 31, 2010, 2009 and 2008, respectively.

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

Deferred Financing Costs

Direct and incremental costs incurred in obtaining loans or in connection with the issuance of long-tem debt are capitalized and amortized to interest expense over the terms of the related debt agreements. Approximately $7.7 million, $9.3 million and $8.5 million, was amortized to interest expense during the years ended December 31, 2010, 2009 and 2008, respectively. Debt discounts incurred in connection with the issuance of debt has been capitalized and is being amortized to interest expense using the effective interest method.

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

Casino revenues are measured by the aggregate net difference between gaming wins and losses, with liabilities recognized for funds deposited by customers before gaming play occurs and for chips in the customers’ possession. Hotel, food and beverage, entertainment and other operating revenues are recognized when services are performed. Entertainment, retail, and other revenue include rental income which is recognized on a time proportion basis over the lease terms. Contingent rental income is recognized when the right to receive such rental income is established according to the lease agreements. Advance deposits on rooms and advance ticket sales are recorded as customer deposits until services are provided to the customer.

Revenues are recognized net of certain sales incentives which are required to be recorded as a reduction of revenues; consequently, the Company’s casino revenues are reduced by discounts and points earned in the player’s club loyalty program.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The retail value of accommodations, food and beverage, and other services furnished to guests without charge is included in gross revenues and then deducted as promotional allowances. The estimated cost of providing such promotional allowances is primarily included in casino expenses as follows (amounts in thousands):

	Years Ended December 31,
	2010	2009	2008
Rooms	$40,911	$45,890	$27,292
Food and beverage	59,111	60,550	53,006
Entertainment, retail and other	19,515	12,014	10,027

Total	$119,537	$118,454	$90,325

Self-Insurance Reserves

The Company is self-insured up to certain limits for costs of employee health coverage, workers’ compensation and general liability claims. Insurance claims and reserves include accruals of estimated settlements for known claims, as well as accruals of estimates for claims incurred but not yet reported. In estimating these accruals, the Company considers historical loss experience and makes judgments about the expected level of costs per claim. Management believes the estimates of future liability are reasonable based upon its methodology; however, changes in health care costs, accident frequency and severity could materially affect the estimate for these liabilities.

Customer Loyalty Program

The Company’s customer loyalty program relates to a slot club program whereby customers may earn points based on their level of play that may be redeemed for free credit that must be replayed in the slot machine. The Company accrues a liability based on the points earned times the redemption value, less an estimate for breakage, and records a related reduction in casino revenue.

Slot Machine Jackpots

With respect to base and progressive jackpots, the Company does not accrue a liability when it has the ability to avoid payment of the base jackpot because the machine can legally be removed from the gaming floor without payment of the base amount. Conversely, if the Company is unable to avoid payment of the jackpot (i.e. the incremental amount on a progressive machine) due to legal requirements, the jackpot is accrued as the obligation becomes unavoidable. This liability is accrued over the time period in which the incremental progressive jackpot amount is generated with a related reduction in casino revenue. No liability is accrued with respect to the base jackpot.

Gaming taxes

The Company is subject to taxes based on gross gaming revenue in the jurisdictions in which it operates, subject to applicable jurisdictional adjustments. These gaming taxes are an assessment on the Company’s gaming revenue and are recorded as an expense within the “Casino” line item in the accompanying Consolidated Statements of Operations. These taxes totaled $37.7 million, $36.5 million and $33.4 million for the years ended December 31, 2010, 2009 and 2008, respectively.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Advertising Costs

The Company expenses advertising costs the first time the advertising takes place. Advertising costs incurred in development periods are included in pre-opening costs. Once a project is completed, advertising costs are included in general and administrative expenses. Total advertising costs were $14.7 million, $17.3 million and $27.1 million including $11.1 million of pre-opening in 2008 related to Encore, for the years ended December 31, 2010, 2009 and 2008, respectively.

Pre-Opening Costs

Pre-opening costs, consisting primarily of direct salaries and wages, legal and consulting fees, insurance, utilities and advertising, are expensed as incurred. The Company incurred pre-opening costs in connection with the Encore Beach Club and Surrender Nightclub prior to their opening in May 2010 and Encore prior to its opening in December 2008.

Income Taxes

The Company’s operations are reported on the consolidated tax return of Wynn Resorts. As a limited liability company, the Company is considered a division of Wynn Resorts for federal income tax purposes. The Company’s financial statements recognize the current and deferred income tax consequences that result from the Company’s activities during the current and preceding periods pursuant to accounting standards related to Income Taxes, as if the Company were a separate taxpayer rather than a member of the parent company’s consolidated income tax return group. On a separate company basis, the Company is more likely than not to be unable to recognize benefit from net operating losses incurred annually since its formation. Consequently, no benefit from the current year or prior year’s tax losses has been recognized, resulting in no tax provision.

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

Further information on the Company’s stock-based compensation arrangements is included in Note 11 “Benefit Plans—Stock-Based Compensation”.

Reclassifications

Certain amounts in the prior year consolidated financial statements have been reclassified to be consistent with the current year presentation. These reclassifications had no effect on the previously reported net loss.

3. Receivables, net

Receivables, net consisted of the following (amounts in thousands):

	As of December 31,
	2010	2009
Casino	$167,844	$149,786
Hotel	16,512	17,490
Other	11,534	10,990

	195,890	178,266
Less: allowance for doubtful accounts	(71,076)	(67,406)

	$124,814	$110,860

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. Property and Equipment, net

Property and equipment, net consisted of the following (amounts in thousands):

	As of December 31,
	2010	2009
Land and improvements	$719,753	$692,677
Buildings and improvements	2,591,246	2,554,224
Airplane	44,349	44,254
Furniture, fixtures and equipment	1,347,601	1,325,677
Construction in progress	19,281	23,973

	4,722,230	4,640,805
Less: accumulated depreciation	(991,019)	(789,137)

	$3,731,211	$3,851,668

Depreciation expense for the years ended December 31, 2010, 2009 and 2008 was $265.7 million, $300.8 million and $156.4 million, respectively. The decrease during 2010 is primarily due to assets with a 5-year life at Wynn Las Vegas being fully depreciated as of April 2010. The increase during 2009 over 2008 is due to the depreciation of assets placed in service for Encore in December 2008.

5. Intangibles, net

Intangibles, net consisted of the following (amounts in thousands):

	Show Production Rights	Water Rights	Trademarks	Total Intangibles, Net
January 1, 2009	$9,147	$6,400	$1,334	$16,881
Additions	—	—	65	65
Amortization	(2,071)	—	—	(2,071)

December 31, 2009	7,076	6,400	1,399	14,875
Amortization	(2,071)	—	—	(2,071)

December 31, 2010	$5,005	$6,400	$1,399	$12,804

Show production rights represent the amounts paid to purchase the rights to present the “Le Rêve” production show. The Company expects that amortization of show production rights will be $2.1 million for each of the years 2011 through 2012, and $0.8 million in 2013.

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

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. Deposits and Other Assets

Deposits and other assets consisted of the following (amounts in thousands):

	As of December 31,
	2010	2009
Entertainment production costs	$6,849	$11,826
Base stock	20,082	22,027
Deposits and other	23,139	24,880

	$50,070	$58,733

7. Long-Term Debt

Long-term debt consisted of the following (amounts in thousands):

	As of December 31,
	2010	2009
6 5/8% First Mortgage Notes, due December 1, 2014, net of original issue discount of $8,214 at December 31, 2009	$—	$1,626,016
7 7/8% First Mortgage Notes, due November 1, 2017, net of original issue discount of $9,678 at December 31, 2010 and $10,529 at December 31, 2009	490,322	489,471
7 7/8% First Mortgage Notes, due May 1, 2020, net of original issue discount of $2,489 at December 31, 2010	349,521	—
7 3/4% First Mortgage Notes, due August 15, 2020	1,320,000	—
Revolving Credit Facility, due July 15, 2013; interest at LIBOR plus 3.0%	3,868	252,717
Revolving Credit Facility, due July 17, 2015; interest at LIBOR plus 3.0%	16,187	—
Term Loan Facility, due August 15, 2013; interest at LIBOR plus 1.875%	44,281	80,446
Term Loan Facility, due August 17, 2015; interest at LIBOR plus 3.0%	330,605	—
$42 million Note Payable due April 1, 2017; interest at LIBOR plus 1.25%	36,750	38,150
Payable to Affiliate	30,000	65,770

	2,621,534	2,552,570
Current portion of long-term debt	(1,050)	(1,050)

	$2,620,484	$2,551,520

6 5/8% Wynn Las Vegas First Mortgage Notes

On December 14, 2004, the Issuers issued $1.3 billion aggregate principal amount of 6 5/8% first mortgage notes due December 1, 2014. On November 6, 2007, the Issuers issued, in a private offering, $400 million aggregate principal amount of 6 5/8% first mortgage notes due December 1, 2014 at a price of 97.25% of the principal amount. These notes were issued under the same indenture as the original $1.3 billion first mortgage notes. Both offerings are referred to herein as the “2014 Notes”. The Company paid interest on the 2014 Notes on June 1st and December 1st of each year. In August 2010, the 2014 Notes were redeemed as described below.

7 7/8% Wynn Las Vegas First Mortgage Notes

In October 2009, the Issuers issued, in a private offering, $500 million aggregate principal amount of 7 7/8% first mortgage notes due November 1, 2017 (the “2017 Notes”) at a price of 97.823% of the principal amount. Net proceeds to the Company were approximately $480 million, after deducting the original issue discount and underwriting fees and other expenses. The Company pays interest on the 2017 Notes on May 1st and

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 1st of each year. Commencing November 1, 2013, the 2017 Notes are redeemable at the Company’s option at a price equal to 103.938% of the principal amount redeemed and decline ratably on November 1st of each year thereafter to zero on or after November 1, 2015. The notes are senior secured obligations of the Issuers, are guaranteed by Wynn Las Vegas, LLC’s subsidiaries (subject to some exceptions), and are secured on an equal and ratable basis by a first priority lien on substantially all the existing and future assets of the Issuers and guarantors.

On March 26, 2010, the Issuers commenced an offer to exchange all outstanding 2014 Notes for 7 7/8% first mortgage notes due 2020 (the “2020 Notes”), upon the terms and subject to the conditions set forth in an offering memorandum and a related letter of transmittal (the “exchange offer”). The exchange offer was conditioned upon, among other things, the tender of at least $250 million aggregate principal amount of 2014 Notes. The 2020 Notes were offered only to qualified institutional buyers and outside the United States in accordance with Rule 144A and Regulation S, respectively, under the Securities Act of 1933, as amended (the “Securities Act”). The exchange offer closed on April 28, 2010 with $382 million of the 2014 Notes being validly tendered for exchange to the 2020 Notes.

The noteholders who validly tendered 2014 Notes prior to the early delivery time received an early delivery payment on April 28, 2010 of 1% of the amount tendered in cash, which totaled $3.8 million. In accordance with accounting standards, this has been included as deferred financing costs and will be amortized over the life of the 2020 Notes. The direct costs of the exchange offer incurred with third parties of $4.6 million were expensed and are included in loss on extinguishment of debt / exchange offer in the accompanying Consolidated Statements of Operations.

The Company pays interest on the 2020 Notes on May 1st and November 1st of each year. Commencing May 1, 2015, the 2020 Notes are redeemable at the Company’s option at a price equal to 103.938% of the principal amount redeemed and decline ratably on May 1st of each year thereafter to zero on or after May 1, 2018. The 2020 Notes rank pari passu in right of payment with borrowings under Wynn Las Vegas, LLC’s credit facilities and 2017 Notes. The 2020 Notes are senior secured obligations of the Issuers, guaranteed by certain of Wynn Las Vegas, LLC’s subsidiaries and secured by a first priority lien on substantially all of the existing and future assets of the Issuers and guarantors and, subject to approval from the Nevada Gaming Commission, a first priority lien on the equity interests of Wynn Las Vegas, LLC, all of which is the same collateral that secures borrowings under Wynn Las Vegas, LLC’s credit facilities and the 2017 Notes.

7 3/4% Wynn Las Vegas First Mortgage Notes

On August 4, 2010, the Issuers issued $1.32 billion aggregate principal amount of 7 3/4% first mortgage notes due August 15, 2020 (the “New 2020 Notes”). The New 2020 Notes were issued at par. The New 2020 Notes were offered only to qualified institutional buyers and outside the United States in accordance with Rule 144A and Regulation S, respectively, under the Securities Act of 1933. Wynn Las Vegas, LLC used the net proceeds of the offering along with the proceeds of a $50 million capital contribution from Wynn Resorts, Limited to purchase, and, as applicable, make consent payments for, any and all of the Issuers’ 2014 Notes that were validly tendered and accepted for payment pursuant to Wynn Las Vegas, LLC’s concurrent offer to purchase and consent solicitation with respect to the 2014 Notes, and to redeem all of the 2014 Notes not tendered. On or prior to August 3, 2010, valid tenders had been received with respect to approximately $987 million of the $1.3 billion aggregate principal amount of 2014 Notes outstanding. On August 4, 2010, tendering holders received the tender offer consideration in the amount of $1,004.38, plus a consent payment of $30 for each $1,000 principal amount of 2014 Notes, which totaled $33.9 million. The consent solicitation expired on August 3, 2010 and the tender offer expired on August 18, 2010. In accordance with accounting standards the consideration and consent fees were expensed and are included in loss on extinguishment of debt / exchange offer in the accompanying Consolidated Statements of Operations.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On August 4, 2010, the Trustee, at the request of the Issuers, gave notice of redemption of any and all of the remaining 2014 Notes. The redemption price was equal to 103.313% of the aggregate principal amount of the 2014 Notes redeemed plus accrued and unpaid interest thereon to September 3, 2010. The total redemption fees paid were $10.9 million. In accordance with accounting standards, the redemption fees were expensed and are included in loss on extinguishment of debt / exchange offer in the accompanying Consolidated Statement of Operations.

Also in connection with this transaction, unamortized debt issue costs and original issue discount related to the 2014 Notes totaling $19.2 million were expensed and are included in loss on extinguishment of debt / exchange offer in the accompanying Consolidated Statements of Operations.

The Company pays interest on the New 2020 Notes on February 15th and August 15th of each year. Commencing August 15, 2015, the New 2020 Notes are redeemable at the Company’s option at a price equal to 103.875% of the principal amount redeemed and decline ratably on August 15th of each year thereafter to zero on or after August 15, 2018. The New 2020 Notes rank pari passu in right of payment with borrowings under Wynn Las Vegas, LLC’s credit facilities, the 2017 Notes and the 2020 Notes. The New 2020 Notes are senior secured obligations of the Issuers, guaranteed by certain of Wynn Las Vegas, LLC’s subsidiaries and secured on an equal and ratable basis (with certain exceptions) by a first priority lien on substantially all of the existing and future assets of the Issuers and guarantors, and, subject to prior approval from the Nevada gaming authorities, a first priority lien on the equity interests of Wynn Las Vegas, LLC, all of which is the same collateral that secures borrowings under Wynn Las Vegas, LLC’s credit facilities, the 2017 Notes and the 2020 Notes.

During the year ended December 31, 2009, Wynn Resorts purchased $65.8 million face amount of the 2014 Notes through open market purchases at a discount. As part of the March 2010 exchange offer discussed above, Wynn Resorts exchanged $30 million of its 2014 Notes for the 2020 Notes. The remaining $35.8 million were redeemed as part of the tender offer and redemption of all of the 2014 Notes in August 2010 as described above. As of December 31, 2010, Wynn Resorts holds $30 million of the 2020 Notes which have not been contributed to its wholly-owned subsidiary, Wynn Las Vegas. For accounting purposes the notes were treated as an extinguishment of debt by Wynn Resorts in 2009.

Wynn Las Vegas Credit Facilities

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

As of December 31, 2010, the Credit Agreement consisted of a $108.5 million revolving credit facility due July 2013, a $258.4 million revolving credit facility due July 2015 (together the “Wynn Las Vegas Revolver”), a fully drawn $44.3 million term loan facility due August 2013 and a fully drawn $330.6 million term loan facility due August 2015 (together the “Wynn Las Vegas Term Loan”). The Wynn Las Vegas Revolver and the Wynn Las Vegas Term Loan are together referred to as the “Wynn Las Vegas Credit Facilities.” As of December 31,

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2010, $20.1 million had been borrowed under the Wynn Las Vegas Revolver. The Company also had $19.7 million of outstanding letters of credit that reduce its availability under the Wynn Las Vegas Revolver. The Company has availability of $327.2 million under the Wynn Las Vegas Revolver as of December 31, 2010.

For purposes of calculating interest, loans under the Wynn Las Vegas Credit Facilities will be designated, at the election of Wynn Las Vegas, LLC, as Eurodollar Loans or, in certain circumstances, Base Rate Loans. As of December 31, 2010, Eurodollar Loans under the Wynn Las Vegas Revolver and Wynn Las Vegas Term Loan due August 17, 2015 bear interest initially at the Eurodollar rate plus 3.0%. Eurodollar loans under the Wynn Las Vegas Term Loan due August 15, 2013 bear interest initially at the Eurodollar rate plus 1.875%. Interest on Eurodollar Loans is payable at the end of the applicable interest period in the case of interest periods of one, two or three months, and every three months in the case of interest periods of six months. Base Rate Loans bear interest at (a) the greatest of (i) the rate most recently announced by Deutsche Bank as its “prime rate,” (ii) the Federal Funds Rate plus 1/2 of 1% per annum, and (iii) in the case of a Wynn Las Vegas Revolver loan the one month Eurodollar rate; plus (b) a borrowing margin of 2.0% for Wynn Las Vegas Revolver loans and 0.875% for Wynn Las Vegas Term Loans. Interest on Base Rate Loans will be payable quarterly in arrears. Wynn Las Vegas, LLC also pays, quarterly in arrears, 1.0% per annum on the daily average of unborrowed amounts under the Wynn Las Vegas Revolver

The Wynn Las Vegas Credit Facilities are obligations of Wynn Las Vegas, LLC, guaranteed by each of the subsidiaries of Wynn Las Vegas, LLC, other than Wynn Completion Guarantor, LLC. Subject to an intercreditor agreement, and certain exceptions, the obligations of Wynn Las Vegas, LLC and each of the guarantors under the Wynn Las Vegas Credit Facilities are secured by: (1) a first priority pledge of all member’s interests owned by Wynn Las Vegas, LLC in its subsidiaries (other than Wynn Completion Guarantor, LLC) and Wynn Resorts Holdings, LLC’s 100% member’s interest in Wynn Las Vegas, LLC; (2) first mortgages on all real property constituting Wynn Las Vegas, its golf course and Encore; and (3) a first priority security interest in substantially all other existing and future assets of Wynn Las Vegas, LLC and the guarantors, excluding an aircraft beneficially owned by World Travel, LLC.

The obligations of Wynn Las Vegas, LLC and the guarantors under the Wynn Las Vegas Credit Facilities rank equal in right of payment with their existing and future senior indebtedness, including indebtedness with respect to the 2017 Notes, the 2020 Notes and the New 2020 Notes and ranks senior in right of payment to all of their existing and future subordinated indebtedness.

In addition to scheduled amortization payments, Wynn Las Vegas, LLC is required to make mandatory prepayments of indebtedness under the Wynn Las Vegas Credit Facilities from the net proceeds of all debt offerings (other than those constituting certain permitted debt). Wynn Las Vegas, LLC is also required to make mandatory repayments of indebtedness under the Wynn Las Vegas Credit Facilities from specified percentages of excess cash flow, which percentages may decrease and/or be eliminated based on Wynn Las Vegas, LLC’s leverage ratio. Wynn Las Vegas, LLC does not expect to make any mandatory repayments pursuant to this requirement during 2011. Wynn Las Vegas, LLC has the option to prepay all or any portion of the indebtedness under the Wynn Las Vegas Credit Facilities at any time without premium or penalty.

The Credit Agreement contains customary negative covenants and financial covenants, including negative covenants that restrict Wynn Las Vegas, LLC’s ability to: incur additional indebtedness, including guarantees; create, incur, assume or permit to exist liens on property and assets; declare or pay dividends and make distributions or restrict the ability of Wynn Las Vegas, LLC’s subsidiaries to pay dividends and make distributions; engage in mergers, investments and acquisitions; enter into transactions with affiliates; enter into sale-leaseback transactions; execute modifications to material contracts; engage in sales of assets; make capital expenditures; and make optional prepayments of certain indebtedness. The financial covenants include

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

maintaining a Consolidated Interest Coverage Ratio, as defined, not less than 1.00 to 1 as of December 31, 2010. Management believes that the Company was in compliance with all covenants at December 31, 2010. The Consolidated Interest Coverage Ratio remains at 1.00 to 1 through June 2013.

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

Fair Value of Long-term Debt

The net book value of the 2014 Notes, the 2017 Notes, the 2020 Notes and the New 2020 Notes at December 31, 2010 and 2009, was $2.2 billion and $2.2 billion, respectively. The estimated fair value of the 2014 Notes, the 2017 Notes, the 2020 Notes and the New 2020 Notes based upon most recent trades at December 31, 2010 and 2009, was approximately $2.4 billion and $2.1 billion, respectively. The net book value of the Company’s other debt instruments was $432 million and the fair value of such debt was approximately $426.5 million as of December 31, 2010.

Scheduled Maturities of Long-Term Debt

Scheduled maturities of long-term debt including the accretion of debt discounts of $12.2 million are as follows (amounts in thousands):

Years Ending December 31,
2011	$1,050
2012	1,400
2013	49,549
2014	1,400
2015	348,192
Thereafter	2,232,110

$2,633,701

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

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. The Company categorizes its swap contract as Level 2.

The Company currently has one interest rate swap agreement to hedge a portion of the underlying interest rate risk on borrowings under the Wynn Las Vegas Credit Agreement. Under this swap agreement, beginning November 27, 2009, the Company pays a fixed interest rate of 2.485% on borrowings of $250 million incurred under the Wynn Las Vegas Credit Agreement in exchange for receipts on the same amount at a variable interest rate based on the applicable LIBOR at the time of payment. This interest rate swap fixes the interest rate on $250 million of borrowings at approximately 5.485%. This interest rate swap agreement matures in November 2012. As of December 31, 2010 and 2009, the fair value of this interest rate swap was a liability of $8.5 million and $4.2 million, respectively, which is included in long term liabilities in the accompanying Consolidated Balance Sheets.

9. Related Party Transactions, net

Amounts Due to Affiliates, net

As of December 31, 2010, the Company’s current Due to Affiliates, net was comprised of construction payables of $10.3 million, construction retention of $3.3 million and other net amounts due to affiliates totaling $14.7 million (including corporate allocations discussed below). The long-term Due to Affiliates is management fees of $101.8 million (equal to 1.5% of net revenues and payable upon meeting certain leverage ratios as specified in the documents governing the Company’s Credit Agreement and the First Mortgage Notes indentures).

As of December 31, 2009, the Company’s current Due to Affiliates, net was comprised of construction payables of approximately $21.4 million, construction retention of approximately $1.8 million and other net amounts due to affiliates totaling $1.7 million (including corporate allocations discussed below). The long-term Due to Affiliates is management fees of $82.3 million (equal to 1.5% of revenues and payable upon meeting certain leverage ratios as specified in the documents governing the Company’s Credit Agreement and the First Mortgage Notes indentures).

The Company periodically settles amounts Due to Affiliates with cash receipts and payments, except for the management fee, which is payable upon meeting certain leverage ratios specified in the documents governing the Company’s Credit Agreement and the First Mortgage Notes indentures.

Corporate Allocations

The accompanying Consolidated Statements of Operations include allocations from Wynn Resorts for legal, accounting, human resource, information services, real estate, and other corporate support services. The corporate support service allocations have been determined on a basis that Wynn Resorts and the Company consider to be reasonable estimates of the utilization of service provided or the benefit received by the Company. Wynn Resorts maintains corporate offices at Wynn Las Vegas without charge from the Company. Through September 30, 2008, the Company settled these corporate allocation charges with Wynn Resorts on a periodic basis as discussed in “Amounts Due to Affiliates, net” above. Beginning with the fourth quarter of 2008 and ending with the third quarter of 2009, the Company was unable to and did not intend to settle this corporate allocation and accordingly, such allocations were recorded as a contribution to equity from Wynn Resorts. During the years ended December 31, 2010, 2009 and 2008, $25.9 million, $25 million, and $22 million, respectively, was charged to the Company for such corporate allocations.

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

Villa Suite Lease

On March 17, 2010, Elaine P. Wynn, a director of Wynn Resorts, and Wynn Las Vegas entered into an Agreement of Lease (the “EW Lease”) for the lease of a villa suite as Elaine P. Wynn’s personal residence. The EW Lease was approved by the Audit Committee of the Board of Directors of the Company. The term of the lease commenced as of March 1, 2010 and terminated December 31, 2010. The lease is currently on a month-to-month basis. Pursuant to the terms of the EW Lease, Elaine P. Wynn will pay annual rent equal to $350,000 which amount was determined by the Audit Committee with the assistance of a third-party appraisal. Certain services for, and maintenance of, the villa suite are included in the rental. The EW Lease superseded the terms of a prior agreement.

On March 18, 2010, Mr. Wynn and Wynn Las Vegas entered into an Amended and Restated Agreement of Lease (the “SW Lease”) for a villa suite to serve as Mr. Wynn’s personal residence. The SW Lease amends and restates a prior lease. The SW Lease was approved by the Audit Committee of the Board of Directors of the Company. The term of the SW Lease commenced as of March 1, 2010 and runs concurrent with Mr. Wynn’s employment agreement with the Company; provided that either party may terminate on 90 days notice. Pursuant to the SW Lease, the rental value of the villa suite will be treated as imputed income to Mr. Wynn, and will be equal to the fair market value of the accommodations provided. Effective March 1, 2010, and for the first two years of the term of the SW Lease, the rental value will be $503,831 per year. The rental value for the villa suite will be re-determined every two years during the term of the lease by the Audit Committee, with the assistance of an independent third-party appraisal. Certain services for, and maintenance of, the villa suite are included in the rental.

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

10. Property Charges and Other

Property charges and other for the years ended December 31, 2010, 2009 and 2008, were $19 million, $24.5 million and $22.4 million, respectively. In response to the Company’s evaluation of its resorts and the reactions of its guests, the Company makes enhancements and refinements to the resorts. Costs relating to assets retired as a result of these enhancement and remodel efforts have been expensed as property charges.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Property charges and other for the year ended December 31, 2010 include a contract termination payment of $14.9 million related to a management contract for certain of the nightclubs at Wynn Las Vegas as well as miscellaneous renovations, abandonments and gain/loss on sale of equipment .

Property charges and other for the year ended December 31, 2009 include a $16.7 million charge for the abandonment of the front porte-cochere at Encore to make way for the Encore Beach Club, a $5.3 million charge for the write-off of two aircraft deposits, and $2.5 million related to miscellaneous remodels, abandonments and loss on sale of equipment.

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

11. Benefit Plans

Employee Savings Plan

Wynn Resorts established a retirement savings plan under Section 401(k) of the Internal Revenue Code covering its non-union employees in July 2000. The plan allows employees to defer, within prescribed limits, a percentage of their income on a pre-tax basis through contributions to this plan. The Company matched the contributions, within prescribed limits, with an amount equal to 100% of the participant’s initial 2% tax deferred contribution and 50% of the tax deferred contribution between 2% and 4% of the participant’s compensation. Effective March 16, 2009, the Company suspended matching contributions to this plan. The Company recorded expense for matching contributions of $0, $1.2 million and $4.8 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Union employees are covered by various multi-employer pension plans. The Company recorded expense of $6.8 million, $6.2 million and $4.6 million under such plans for the years ended December 31, 2010, 2009 and 2008, respectively. Information from the plans’ sponsors is not available to permit the Company to determine its share of unfunded vested benefits, if any.

Stock-Based Compensation

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

A maximum of 12,750,000 shares of Wynn Resorts’ common stock has been reserved for issuance under the Stock Plan. As of December 31, 2010, 4,107,378 shares remain available for the grant of stock options or nonvested shares of Wynn Resorts’ common stock.

Stock Options

Options are granted at the current market price at the date of grant. The Stock Plan provides for a variety of vesting schedules determined at the time of grant. All options expire ten years from the date of grant.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of option activity under the Stock Plan that relates to employees of the Company as of December 31, 2010, and changes during the year then ended is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2010	2,174,592	$60.14
Granted	200,000	$70.68
Exercised	(811,709)	$53.35
Canceled	(470,833)	$73.67

Outstanding at December 31, 2010	1,092,050	$61.28	7.6	$46,838,241

Fully vested and expected to vest at December 31, 2010	1,005,535	$60.06	7.6	$43,666,843

Exercisable at December 31, 2010	208,716	$54.10	4.7	$10,381,088

The weighted average fair value of options granted during the years ended December 31, 2010, 2009 and 2008 was $39.16, $29.04 and $60.09, respectively. The total intrinsic value of the options exercised for the years ended December 31, 2010, 2009 and 2008 was $39 million, $6 million and $1.3 million, respectively. As of December 31, 2010, there was a total of $21.6 million of unamortized compensation related to stock options, which is expected to be recognized as compensation over the vesting period of the related grants through May 2019.

Nonvested Shares

A summary of nonvested share activity under the Stock Plan that relates to employees of the Company as of December 31, 2010, and changes during the year then ended is presented below:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2010	227,250	$85.72
Granted	35,000	$106.07
Vested	(26,000)	$64.01
Canceled	(52,000)	$106.96

Nonvested at December 31, 2010	184,250	$86.65

The weighted average grant date fair value of nonvested shares granted during the years ended December 31, 2010 and 2008 was $106.07 and $104.27, respectively. No shares were granted during 2009. The total fair value of shares vested during the year ended December 31, 2010 and 2008 was $2.8 million and $0.8 million, respectively. No shares vested during the year ended December 31, 2009. Approximately $7.3 million of unamortized compensation cost relating to nonvested shares at December 31, 2010, will be recognized as compensation over the vesting period of the related grants through December 2016.

Compensation Cost

Wynn Resorts uses the Black-Scholes valuation model to determine the estimated fair value for each option grant issued, with highly subjective assumptions, changes in which could materially affect the estimated fair value. Expected volatility is based on implied and historical factors related to Wynn Resort’s common stock.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Expected term represents the weighted average time between the option’s grant date and its exercise date. Wynn Resorts uses the simplified method for companies with a limited trading history to estimate the expected term. The risk-free interest rate used for each period presented is based on the U.S. Treasury yield curve at the time of grant for the period equal to the expected term.

The fair value per option was estimated on the date of grant using the weighted-average assumptions noted in the table below.

	Years Ended December 31,
	2010	2009	2008
Expected dividend yield	1.24%	0.30%	—
Expected stock price volatility	60.8%	56.2%	44.1%
Risk-free interest rate	3.0%	2.8%	3.6%
Expected average life of options (years)	6.8	7.3	9.0

The total compensation cost relating both to stock options and nonvested stock for the years ended December 31, 2010, 2009 and 2008 is allocated as follows (amounts in thousands):

	Years Ended December 31,
	2010	2009	2008
Casino	$6,162	$4,347	$3,313
Rooms	366	374	371
Food and beverage	301	306	845
Entertainment, retail and other	87	16	210
General and administrative	4,362	3,327	4,509
Preopening costs	—	—	254

Total stock-based compensation expense	$11,278	$8,370	$9,502

12. Commitments and Contingencies

Leases and other arrangements

The Company is the lessor under several retail leases and has entered into license and distribution agreements for additional retail outlets. The Company also is a party to joint venture agreements for the operation of one other retail outlet and the Ferrari and Maserati automobile dealership at Wynn Las Vegas.

The following represents the future minimum rentals to be received under the operating leases (amounts in thousands):

Years Ending December 31,
2011	$2,788
2012	2,670
2013	1,615
2014	1,368
2015	447
Thereafter	1,223

$10,111

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In addition, the Company is the lessee under leases for certain land, buildings and office equipment. At December 31, 2010, the Company was obligated under non-cancellable operating leases, to make future minimum lease payments as follows (amounts in thousands):

Years Ending December 31,
2011	$2,931
2012	571
2013	140
2014	140
2015	74
Thereafter	2,802

$6,658

Rent expense for the years ended December 31, 2010, 2009 and 2008 was $18.3 million, $8.0 million and $6.9 million, respectively.

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

Litigation

The Company does not have any material litigation as of December 31, 2010.

Sales and Use Tax on Complimentary Meals

In March 2008, the Nevada Supreme Court ruled, in the matter captioned Sparks Nugget, Inc. vs. The State of Nevada Ex Rel. Department of Taxation, that food and non-alcoholic beverages purchased for use in providing complimentary meals to customers and to employees was exempt from sales and use tax. In July 2008, the Court denied the State’s motion for rehearing. Through April 2008, Wynn Las Vegas has paid use tax on these items and has filed for refunds for the periods from April 2005 to April 2008. The amount subject to these refunds is approximately $5.4 million. Due to the uncertainty surrounding this matter, a receivable has not been recorded as of December 31, 2010.

13. Member’s Equity

During the years ended December 31, 2010 and 2009, Wynn Resorts made cash capital contributions to the Company totaling $50 million and $413 million, respectively. The proceeds from these contributions were used to fund construction costs of Encore paid during the period and to fund paydowns of the Company’s debt.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14. Condensed Consolidating Financial Information of Guarantors and Issuers

The following condensed consolidating financial statements present information related to the Issuers of the First Mortgage Notes and their guarantor subsidiaries (World Travel, LLC; Las Vegas Jet, LLC; Wynn Show Performers, LLC; Wynn Golf, LLC; Kevyn, LLC; and Wynn Sunrise, LLC) and non-guarantor subsidiary (Wynn Completion Guarantor, LLC) as of December 31, 2010 and 2009, and for each of the three years in the period ended December 31, 2010.

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

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION

AS OF DECEMBER 31, 2010

(amounts in thousands)

	Issuers	Guarantor Subsidiaries	Nonguarantor Subsidiary	Eliminating Entries	Total
ASSETS
Current assets:
Cash and cash equivalents	$52,535	$—	$5	$—	$52,540
Receivables, net	124,814	—	—	—	124,814
Inventories	64,520	—	—	—	64,520
Prepaid expenses and other	20,778	410	—	—	21,188

Total current assets	262,647	410	5	—	263,062
Property and equipment, net	3,537,264	193,947	—	—	3,731,211
Intangible assets, net	6,660	6,144	—	—	12,804
Deferred financing costs, net	47,300	—	—	—	47,300
Deposits and other assets	47,437	3	—	2,630	50,070
Investment in unconsolidated affiliates	(19,685)	4,069	—	19,685	4,069

Total assets	$3,881,623	$204,573	$5	$22,315	$4,108,516

LIABILITIES AND MEMBER’S EQUITY
Current liabilities:
Current portion of long-term debt	$—	$1,050	$—	$—	$1,050
Accounts payable	35,837	—	—	—	35,837
Accrued interest	54,083	—	—	—	54,083
Accrued compensation and benefits	38,219	1,086	—	—	39,305
Gaming taxes payable	9,963	—	—	—	9,963
Other accrued expenses	17,361	31	—	—	17,392
Customer deposits	93,355	—	—	—	93,355
Due to affiliates, net	(160,735)	194,277	(7,881)	2,630	28,291

Total current liabilities	88,083	196,444	(7,881)	2,630	279,276
Long-term debt	2,584,784	35,700	—	—	2,620,484
Due to affiliates	101,797	—	—	—	101,797
Interest rate swap	8,457	—	—	—	8,457

Total liabilities	2,783,121	232,144	(7,881)	2,630	3,010,014

Commitments and contingencies
Member’s equity:
Contributed capital	1,973,424	12,530	—	(12,530)	1,973,424
Retained earnings (deficit)	(874,922)	(40,101)	7,886	32,215	(874,922)

Total member’s equity	1,098,502	(27,571)	7,886	19,685	1,098,502

Total liabilities and member’s equity	$3,881,623	$204,573	$5	$22,315	$4,108,516

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

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

YEAR ENDED DECEMBER 31, 2010

(amounts in thousands)

	Issuers	Guarantor Subsidiaries	Nonguarantor Subsidiary	Eliminating Entries	Total
Operating revenues:
Casino	$534,286	$—	$—	$—	$534,286
Rooms	308,368	42	—	—	308,410
Food and beverage	417,240	—	—	—	417,240
Entertainment, retail and other	214,312	—	—	(309)	214,003

Gross revenues	1,474,206	42	—	(309)	1,473,939
Less: promotional allowances	(177,383)	—	—	—	(177,383)

Net revenues	1,296,823	42	—	(309)	1,296,556

Operating costs and expenses:
Casino	288,263	—	—	—	288,263
Rooms	119,381	41	—	—	119,422
Food and beverage	256,234	—	—	—	256,234
Entertainment, retail and other	145,284	—	—	—	145,284
General and administrative	239,105	(1,118)	—	(309)	237,678
Provision for doubtful accounts	15,729	—	—	—	15,729
Management fees	19,459	—	—	—	19,459
Pre-opening costs	2,479	—	—	—	2,479
Depreciation and amortization	270,280	4,025	—	—	274,305
Property charges and other	19,017	—	—	—	19,017

Total operating costs and expenses	1,375,231	2,948	—	(309)	1,377,870

Operating loss	(78,408)	(2,906)	—	—	(81,314)

Other income (expense):
Interest and other income	408	—	—	—	408
Interest expense, net of capitalized interest	(192,806)	(638)	—	—	(193,444)
Decrease in swap fair value	(4,233)	—	—	—	(4,233)
Loss on extinguishment of debt/exchange offer	(70,055)	—	—	—	(70,055)
Equity in income (loss) from unconsolidated affiliates	(3,235)	309		3,235	309

Other income (expense), net	(269,921)	(329)	—	3,235	(267,015)

Net (loss) income	$(348,329)	$(3,235)	$—	$3,235	$(348,329)

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

YEAR ENDED DECEMBER 31, 2009

(amounts in thousands)

	Issuers	Guarantor Subsidiaries	Nonguarantor Subsidiary	Eliminating Entries	Total
Operating revenues:
Casino	$505,779	$—	$—	$—	$505,779
Rooms	321,075	75	—	—	321,150
Food and beverage	385,774	—	—	—	385,774
Entertainment, retail and other	202,972	—	—	427	203,399

Gross revenues	1,415,600	75	—	427	1,416,102
Less: promotional allowances	(185,982)	—	—	—	(185,982)

Net revenues	1,229,618	75	—	427	1,230,120

Operating costs and expenses:
Casino	275,341	—	—	—	275,341
Rooms	109,171	75	—	—	109,246
Food and beverage	239,767	—	—	—	239,767
Entertainment, retail and other	133,824	—	—	—	133,824
General and administrative	248,566	(2,217)	—	427	246,776
Provision for doubtful accounts	12,438	—	—	—	12,438
Management fees	18,434	—	—	—	18,434
Pre-opening costs	346	—	—	—	346
Depreciation and amortization	309,012	4,747	—	—	313,759
Property charges and other	19,206	5,262	—	—	24,468

Total operating costs and expenses	1,366,105	7,867	—	427	1,374,399

Operating loss	(136,487)	(7,792)	—	—	(144,279)

Other income (expense):
Interest and other income	46	21	—	—	67
Interest expense, net of capitalized interest	(156,262)	(966)	—	—	(157,228)
Decrease in swap fair value	(4,224)	—	—	—	(4,224)
Loss on extinguishment of debt	(3,779)	—	—	—	(3,779)
Equity in income (loss) from unconsolidated affiliates	(9,164)	(427)		9,164	(427)

Other income (expense), net	(173,383)	(1,372)	—	9,164	(165,591)

Net (loss) income	$(309,870)	$(9,164)	$—	$9,164	$(309,870)

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

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS INFORMATION

YEAR ENDED DECEMBER 31, 2010

(amounts in thousands)

	Issuers	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminating Entries	Total
Cash flows from operating activities:
Net (loss) income	$(348,329)	$(3,235)	$—	$3,235	$(348,329)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	270,280	4,025	—	—	274,305
Stock-based compensation	11,278	—	—	—	11,278
Loss from extinguishment of debt	64,673	—	—	—	64,673
Amortization and write off of deferred financing costs and other	15,705	—	—	—	15,705
Equity in income (loss) from unconsolidated affiliates, net of distributions	3,235	(309)	—	(3,235)	(309)
Provision for doubtful accounts	15,729	—	—	—	15,729
Property charges and other	4,068	—	—	—	4,068
Decrease in swap fair value	4,233	—	—	—	4,233
Increase (decrease) in cash from changes in:
Receivables	(29,683)	—	—	—	(29,683)
Inventories and prepaid expenses and other assets	19,538	(86)	—	—	19,452
Accounts payable and accrued expenses	42,051	(274)	—	—	41,777
Due to affiliates, net	36,645	(4,899)	—	—	31,746

Net cash provided by (used in) operating activities	109,423	(4,778)	—	—	104,645

Cash flows from investing activities:
Capital expenditures, net of construction payables and retention	(156,987)	(93)	—	—	(157,080)
Deposits and other assets	(4,796)	—	—	—	(4,796)
Due to affiliates, net	(2,323)	5,920	—	—	3,597
Proceeds from sale of assets	218	—	—	—	218

Net cash provided by (used in) investing activities	(163,888)	5,827	—	—	(158,061)

Cash flows from financing activities:
Principal payments on long-term debt	(1,931,838)	(1,400)	—	—	(1,933,238)
Proceeds from issuance of long-term debt	1,995,686	—	—	—	1,995,686
Capital contribution from the Parent	50,000	—	—	—	50,000
Payments of deferred financing costs	(72,846)	—	—	—	(72,846)

Net cash provided by (used in) financing activities	41,002	(1,400)	—	—	39,602

Cash and cash equivalents:
Decrease in cash and cash equivalents	(13,463)	(351)	—	—	(13,814)
Balance, beginning of period	65,998	351	5	—	66,354

Balance, end of period	$52,535	$—	$5	$—	$52,540

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS INFORMATION

YEAR ENDED DECEMBER 31, 2009

(amounts in thousands)

	Issuers	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminating Entries	Total
Cash flows from operating activities:
Net (loss) income	$(309,870)	$(9,164)	$—	$9,164	$(309,870)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	309,012	4,747	—	—	313,759
Stock-based compensation	8,370	—	—	—	8,370
Loss from extinguishment of debt	3,779	—	—	—	3,779
Amortization and write off of deferred financing costs and other	19,624	—	—	—	19,624
Equity in income (loss) from unconsolidated affiliates, net of distributions	9,164	794	—	(9,164)	794
Provision for doubtful accounts	12,438	—	—	—	12,438
Property charges and other	19,206	5,262	—	—	24,468
Decrease in swap fair value	4,224	—	—	—	4,224
Increase (decrease) in cash from changes in:
Receivables	(25,021)	—	5	—	(25,016)
Inventories and prepaid expenses and other assets	320	(140)	—	—	180
Accounts payable and accrued expenses	(14,274)	47	—	—	(14,227)
Due to affiliates, net	48,765	(6,886)	—	—	41,879

Net cash provided by (used in) operating activities	85,737	(5,340)	5	—	80,402

Cash flows from investing activities:
Capital expenditures, net of construction payables and retention	(244,904)	(136)	—	—	(245,040)
Deposits and other assets	(3,810)	8,088	—	—	4,278
Due to affiliates, net	(7,607)	(861)	—	—	(8,468)
Proceeds from sale of assets	42	—	—	—	42

Net cash provided by (used in) investing activities	(256,279)	7,091	—	—	(249,188)

Cash flows from financing activities:
Principal payments on long-term debt	(928,509)	(1,400)	—	—	(929,909)
Proceeds from issuance of long-term debt	649,481	—	—	—	649,481
Capital contribution from the Parent	412,951	—	—	—	412,951
Payments of deferred financing costs	(20,698)	—	—	—	(20,698)

Net cash provided by (used in) financing activities	113,225	(1,400)	—	—	111,825

Cash and cash equivalents:
Increase (decrease) in cash and cash equivalents	(57,317)	351	5	—	(56,961)
Balance, beginning of period	123,315	—	—	—	123,315

Balance, end of period	$65,998	$351	$5	$—	$66,354

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS INFORMATION

YEAR ENDED DECEMBER 31, 2008

(amounts in thousands)

	Issuers	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminating Entries	Total
Cash flows from operating activities:
Net (loss) income	$(129,794)	$(5,730)	$617	$5,113	$(129,794)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	165,121	4,519	—	—	169,640
Stock-based compensation	9,502	—	—	—	9,502
Amortization and write off of deferred financing costs and other	11,078	—	—	—	11,078
Equity in income (loss) from unconsolidated affiliates, net of distributions	5,113	522	—	(5,113)	522
Provision for doubtful accounts	24,887	—	—	—	24,887
Property charges and other	21,916	490	—	—	22,406
Decrease in swap fair value	416	—	—	—	416
Increase (decrease) in cash from changes in:
Receivables	20,309	38	(5)	—	20,342
Inventories and prepaid expenses and other assets	(38,691)	(15)	—	—	(38,706)
Accounts payable and accrued expenses	22,327	65	—	—	22,392
Due to affiliates, net	29,739	(7,284)	—	—	22,455

Net cash provided by (used in) operating activities	141,923	(7,395)	612	—	135,140

Cash flows from investing activities:
Capital expenditures, net of construction payables and retentions	(1,128,089)	(1,436)	—	—	(1,129,525)
Restricted cash and investments	—	—	31,052	—	31,052
Note receivable from Wynn Resorts, Limited	80,000	—	—	—	80,000
Deposits and other assets	(26,161)	(8,900)	—	—	(35,061)
Due to affiliates, net	31,044	19,166	(31,664)	—	18,546
Proceeds from sale of assets	2,537	—	—	—	2,537

Net cash provided by (used in) investing activities	(1,040,669)	8,830	(612)	—	(1,032,451)

Cash flows from financing activities:
Principal payments on long-term debt	—	(1,400)	—	—	(1,400)
Proceeds from issuance of long-term debt	879,484	—	—	—	879,484
Payments of deferred financing costs	(3,979)	—	—	—	(3,979)

Net cash provided by (used in) financing activities	875,505	(1,400)	—	—	874,105

Cash and cash equivalents:
(Decrease) increase in cash and cash equivalents	(23,241)	35	—	—	(23,206)
Balance, beginning of period	146,556	(35)	—	—	146,521

Balance, end of period	$123,315	$—	$—	$—	$123,315

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. Quarterly Financial Information (Unaudited)

The following table presents selected quarterly financial information for 2010 and 2009 (amounts in thousands):

	Year Ended December 31, 2010
	First	Second	Third	Fourth	Year
Net revenues	$318,607	$318,321	$334,503	$325,125	$1,296,556
Operating loss	(34,485)	(17,222)	(16,195)	(13,412)	(81,314)
Net loss	(81,692)	(68,747)	(134,981)	(62,909)	(348,329)

	Year Ended December 31, 2009
	First	Second	Third	Fourth	Year
Net revenues	$291,522	$312,959	$324,461	$301,178	$1,230,120
Operating loss	(58,384)	(8,346)	(20,886)	(56,663)	(144,279)
Net loss	(95,464)	(46,183)	(63,751)	(104,472)	(309,870)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2010, the Company’s disclosure controls and procedures are effective, at the reasonable assurance level, in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely discussions regarding required disclosure.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.

Based on our assessment, management believes that, as of December 31, 2010, the Company’s internal control over financial reporting was effective.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. The attestation report of the Company’s registered public accounting firm is not required in this annual report under the SEC’s rules, which permit the Company to provide only management’s report in this annual report.

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

Item 14. Principal Accountant Fees and Services

The following table shows the fees paid or accrued by us for audit and other services provided by our auditors, Ernst & Young LLP, during each of the years ended December 31, 2010 and 2009:

	Aggregate Fees
Category	2010	2009
Audit fees	$390,419	$259,410
Audit-related fees	$—	$—
Tax fees	$—	$—
All other fees	$—	$—

“Audit fees” includes the aggregate fees billed by our principal auditors for professional services rendered for the audit of our consolidated financial statements for the year ended December 31. “Audit fees” also includes amounts billed for services provided in connection with debt offerings in 2010 and 2009.

All of the principal accounting fees and services were pre-approved by the Audit Committee in 2010 and 2009. The Audit Committee pre-approves services either by: (1) approving a request from management to engage our principal auditors for a specific project at a specific fee or rate or (2) by pre-approving certain types of services that would comprise the fees within each of the above categories at our principal auditors usual and customary rates.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)1. The following consolidated financial statements of the Company are filed as part of this report under Item 8—Financial Statements and Supplemental Data.

•	Report of Independent Registered Public Accounting Firm
•	Consolidated Balance Sheets as of December 31, 2010 and 2009
•	Consolidated Statements of Operations for the years ended December 31, 2010, 2009 and 2008
•	Consolidated Statements of Member’s Equity for the years ended December 31, 2010, 2009 and 2008
•	Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008
•	Notes to Consolidated Financial Statements

(a)2. Financial Statement Schedules

•	Schedule II—Valuation and Qualifying Accounts

We have omitted all other financial statement schedules because they are not required or are not applicable, or the required information is shown in the consolidated financial statements or notes to the consolidated financial statements.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(amounts in thousands)

Description	Balance at January 1, 2010	Provisions for Doubtful Accounts	Write-offs, Net of Recoveries	Balance at December 31, 2010
Allowance for doubtful accounts	$67,406	15,729	(12,059)	$71,076

Description	Balance at January 1, 2009	Provisions for Doubtful Accounts	Write-offs, Net of Recoveries	Balance at December 31, 2009
Allowance for doubtful accounts	$65,414	12,438	(10,446)	$67,406

Description	Balance at January 1, 2008	Provisions for Doubtful Accounts	Write-offs, Net of Recoveries	Balance at December 31, 2008
Allowance for doubtful accounts	$50,604	24,887	(10,077)	$65,414

(a)3. Exhibits

Exhibits that are not filed herewith have been previously filed with the SEC and are incorporated herein by reference.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Second Amended and Restated Articles of Organization of Wynn Las Vegas, LLC. (1)

3.2	Second Amended and Restated Operating Agreement of Wynn Las Vegas, LLC. (1)

3.3	First Amended and Restated Articles of Incorporation of Wynn Las Vegas Capital Corp. (1)

3.4	Certificate of Amendment of the Articles of Incorporation of Wynn Las Vegas Capital Corp. (1)

3.5	First Amended and Restated Bylaws of Wynn Las Vegas Capital Corp. (1)

3.6	First Amendment to the First Amended and Restated Bylaws of Wynn Las Vegas Capital Corp. (1)

3.7	Second Amendment to the First Amended and Restated Bylaws of Wynn Las Vegas Capital Corp. (1)

3.8	Articles of Organization of Kevyn, LLC. (19)

3.9	Operating Agreement of Kevyn, LLC. (19)

3.10	Amended and Restated Articles of Organization of Wynn Golf, LLC. (1)

3.11	First Amended and Restated Operating Agreement of Wynn Golf, LLC. (1)

3.12	Second Amended and Restated Articles of Organization of Las Vegas Jet, LLC. (1)

3.13	Second Amended and Restated Operating Agreement of Las Vegas Jet, LLC. (1)

3.14	Articles of Organization of Wynn Sunrise, LLC. (1)

3.15	First Amended and Restated Operating Agreement of Wynn Sunrise, LLC. (1)

3.16	Second Amended and Restated Articles of Organization of World Travel, LLC. (1)

3.17	Second Amended and Restated Operating Agreement of World Travel, LLC. (1)

3.18	First Amended and Restated Articles of Organization of Wynn Show Performers, LLC. (1)

3.19	First Amended and Restated Operating Agreement of Wynn Show Performers, LLC. (1)

4.1	Indenture, dated as of December 14, 2004, among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., the Guarantors set forth therein and U.S. Bank National Association, as trustee. (3)

4.2	Supplemental Indenture, dated as of December 14, 2004, among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., the Guarantors set forth therein and Wells Fargo Bank, National Association, as trustee. (3)

4.3	First Supplemental Indenture, dated as of June 29, 2005, among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., the Guarantors set forth therein and U.S. Bank National Association, as trustee. (8)

4.4	Second Supplemental Indenture, dated as of July 29, 2005, among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., the Guarantors set forth therein and U.S. Bank National Association, as trustee. (19)

4.5	Indenture, dated as of October 19, 2009, among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., the Guarantors set forth therein and U.S. Bank National Association, as trustee. (22)

Exhibit No.	Description
4.6	Indenture, dated as of April 28, 2010, by and among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., the Guarantors set forth therein and U.S. Bank National Association, as trustee. (25)

4.7	Indenture, dated as of August 4, 2010, among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., the Guarantors named therein and U.S. Bank National Association, as trustee. (26)

4.8	Third Supplemental Indenture, dated August 4, 2010, among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., the Guarantors name therein and U.S. Bank National Association, as trustee. (26)

4.9	Registration Rights Agreement, dated as of December 14, 2004, by and among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., the Guarantor signatories thereto and Deutsche Bank Securities Inc., Banc of America Securities LLC, Bear, Stearns & Co. Inc., J.P. Morgan Securities Inc. and SG Americas Securities, LLC. (4)

4.10	Registration Rights Agreement, dated as of November 6, 2007, by and among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., the Guarantor signatories thereto and Deutsche Bank Securities Inc., Banc of America Securities LLC. (16)

4.11	Registration Rights Agreement, dated as of October 19, 2009, by and among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., the Guarantors set forth therein, Deutsche Bank Securities Inc. and Banc of America Securities LLC. (22)

4.12	Registration Rights Agreement, dated as of April 28, 2010, by and among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., the Guarantors set forth therein, Deutsche Bank Securities Inc., Banc of America Securities LLC and J.P. Morgan Securities Inc. (25)

4.13	Registration Rights Agreement, dated as of August 4, 2010, by and among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., the Guarantors, Deutsche Bank Securities Inc., Banc of America Securities LLC, J.P. Morgan Securities Inc., Morgan Stanley & Co. Incorporated, RBS Securities Inc. and UBS Securities LLC. (26)

10.1	Amended and Restated Master Disbursement Agreement, dated as of October 25, 2007, by and among Wynn Las Vegas, LLC, Deutsche Bank Trust Company Americas, as the initial Bank Agent, and Deutsche Bank Trust Company America, as the initial Disbursement Agent. (17)

10.2	First Amendment to Amended and Restated Master Disbursement Agreement, dated as of October 31, 2007, by and among Wynn Las Vegas, LLC, Deutsche Bank Trust Company Americas, as the initial Bank Agent, and Deutsche Bank Trust Company America, as the initial Disbursement Agent. (15)

10.3	Second Amendment to Amended and Restated Master Disbursement Agreement, dated as of November 6, 2007, by and among Wynn Las Vegas, LLC, Deutsche Bank Trust Company Americas, as the Bank Agent, and Deutsche Bank Trust Company Americas, as the Disbursement Agent. (16)

10.4	Third Amendment to Amended and Restated Master Disbursement Agreement, dated October 19, 2009, by and among Wynn Las Vegas, LLC, Deutsche Bank Trust Company Americas, as the Bank Agent, and Deutsche Bank Trust Company Americas, as the Disbursement Agent. (22)

10.5	Fourth Amendment to Amended and Restated Master Disbursement Agreement, dated April 28, 2010, by and among Wynn Las Vegas, LLC, Deutsche Bank Trust Company Americas, as the Bank Agent, and Deutsche Bank Trust Company Americas, as the Disbursement Agent. (25)

10.6	Promissory Note and Agreement, dated May 24, 2005, by Wells Fargo Northwest, National Association, not in its individual capacity but solely as owner trustee, and World Travel, LLC; and accepted and agreed to by Bank of America, N.A., as lender and Wells Fargo Bank, National Association, not in its individual capacity but solely as collateral agent. (9)

Exhibit No.	Description
10.7	Promissory Note and Agreement, dated May 24, 2005, by Wells Fargo Northwest, National Association, not in its individual capacity but solely as owner trustee, and World Travel, LLC; and accepted and agreed to by The CIT Group / Equipment Financing, Inc., as lender and Wells Fargo Bank, National Association, not in its individual capacity but solely as collateral agent. (9)

10.8	Aircraft Security Agreement, dated May 24, 2005, between Wells Fargo Northwest, National Association, not in its individual capacity but solely as owner trustee, World Travel, LLC and Wells Fargo Bank, National Association, not in its individual capacity but solely as collateral agent. (9)

10.9	Guaranty, dated May 24, 2005, by Wynn Las Vegas, LLC in favor of The CIT Group / Equipment Financing, Inc., Bank of America, N.A. and Wells Fargo Bank, National Association, not in its individual capacity but solely as collateral agent. (9)

10.10	Agreement of Termination, dated June 30, 2005, by and between Stephen A. Wynn and Wynn Las Vegas, LLC. (10)

10.11	Fifth Amended and Restated Art Rental and Licensing Agreement, dated as of July 1, 2007, between Stephen A. Wynn, as lessor, Wynn Gallery, LLC, as lessee. (27)

10.12	Lump Sum Agreement, by and between Wynn Las Vegas, LLC and Wadsworth Golf Construction Company, effective as of February 18, 2003. (6)

10.13	Completion Guaranty, dated December 14, 2004, by Wynn Completion Guarantor, LLC in favor of Deutsche Bank Trust Company Americas, as the Bank Agent, and U.S. Bank National Association, as Indenture Trustee. (4)

10.14	Purchase Agreement, dated October 25, 2002, by and among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp. and Stephen A. Wynn. (2)

10.15	Purchase Agreement, dated October 25, 2002, by and among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp. and Aruze USA, Inc. (2)

10.16	Acknowledgement and Agreement, dated as of September 1, 2004, among Wynn Las Vegas, LLC, Wells Fargo Bank, National Association and the lenders named therein. (7)

10.17	Third Amended and Restated Art Rental and Licensing Agreement, dated as of August 6, 2004, by and between Stephen A. Wynn and Wynn Las Vegas, LLC. (5)

10.18	Deed of Trust, Assignment of Rents and Leases, Security Agreement and Fixture Filing, dated as of December 14, 2004, made by Wynn Las Vegas, LLC, as trustor, to Nevada Title Company, as trustee, for the benefit of Deutsche Bank Trust Company Americas, as collateral agent. (4)

10.19	Deed of Trust, Assignment of Rents and Leases, Security Agreement and Fixture Filing, dated as of December 14, 2004, made by Wynn Sunrise, LLC, as trustor, to Nevada Title Company, as trustee, for the benefit of Deutsche Bank Trust Company Americas, as collateral agent. (4)

10.20	Deed of Trust, Assignment of Rents and Leases, Security Agreement and Fixture Filing, dated as of December 14, 2004, made by Wynn Golf, LLC, as trustor, to Nevada Title Company, as trustee, for the benefit of Deutsche Bank Trust Company Americas, as collateral agent. (4)

10.21	Guarantee and Collateral Agreement, dated as of December 14, 2004, made by Wynn Resorts Holdings, LLC, Wynn Las Vegas, LLC, Wynn Show Performers, LLC, Wynn Las Vegas Capital Corp., Wynn Golf, LLC, World Travel, LLC, Las Vegas Jet, LLC, Wynn Sunrise, LLC and the other Grantors from time to time party thereto in favor of Deutsche Bank Trust Company Americas, as administrative agent. (4)

Exhibit No.	Description
10.22	Intercreditor Agreement, dated as of December 14, 2004, among Deutsche Bank Trust Company Americas, as bank agent, Deutsche Bank Trust Company Americas, as collateral agent, and U.S. Bank National Association, as trustee. (3)

10.23	Pledge and Security Agreement, dated as of December 14, 2004, made by Wynn Resorts Holdings, LLC, Wynn Las Vegas, LLC, Wynn Show Performers, LLC, Wynn Las Vegas Capital Corp., Wynn Golf, LLC, World Travel, LLC, Las Vegas Jet, LLC, Wynn Sunrise, LLC and the other Grantors from time to time party thereto in favor of Deutsche Bank Trust Company Americas, as administrative agent. (4)

10.24	Management Fees Subordination Agreement, dated as of December 14, 2004, by Wynn Resorts, Limited, Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., and those subsidiaries of Wynn Las Vegas, LLC listed on Exhibit A hereto in favor of Deutsche Bank Trust Company Americas, as administrative agent, and U.S. Bank National Association, as trustee. (4)

10.25	Management Agreement, made as of December 14, 2004, by and among Wynn Las Vegas, LLC, Wynn Show Performers, LLC, Wynn Las Vegas Capital Corp., Wynn Golf, LLC, World Travel, LLC, Las Vegas Jet, LLC, Wynn Sunrise, LLC, and Wynn Resorts, Limited. (4)

10.26	Irrevocable Trust Agreement, dated as of December 14, 2004, by and among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., and Wells Fargo Bank, National Association, as Trustee. (4)

10.27	Amended and Restated Project Administration Services Agreement, dated December 14, 2004, between Wynn Las Vegas, LLC and Wynn Design & Development, LLC. (4)

10.28	Intellectual Property License Agreement, dated as of December 14, 2004, by and among Wynn Resorts Holdings, Wynn Resorts, Limited and Wynn Las Vegas, LLC. (4)

10.29	Agreement of Lease, dated as of March 17, 2010, by and between Wynn Las Vegas, LLC and Elaine P. Wynn. (24)

10.30	Amended and Restated Agreement of Lease made as of March 18, 2010, by and between Wynn Las Vegas and Stephen A. Wynn. (24)

10.31	Employment Agreement, dated as of November 8, 2010, between Wynn Las Vegas, LLC and Marilyn Spiegel. (27)

10.32	Employment Agreement, dated as of August 31, 2005, between Wynn Las Vegas, LLC and Andrew Pascal. (11)

10.33	First Amendment to Employment Agreement, dated December 31, 2008, by and between Wynn Las Vegas, LLC and Andrew Pascal. (13)

10.34	Employment Agreement, dated as of May 5, 2009 by and between Wynn Las Vegas, LLC and Scott Peterson. (23)

10.35	Amended and Restated Credit Agreement, dated as of August 15, 2006 among Wynn Las Vegas, LLC, as the Borrower, several lenders and agents, and Deutsche Bank Trust Company Americas, as Administrative Agent. (18)

10.36	First Amendment to Amended and Restated Credit Agreement dated April 9, 2007 among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., Wynn Show Performers, LLC, Wynn Golf, LLC, Wynn Sunrise, LLC, World Travel, LLC, Kevyn, LLC, Las Vegas Jet, LLC, and Deutsche Bank Trust Company Americas, as Administrative Agent on behalf of the several banks and other financial institutions or entities from time to time party to Wynn Las Vegas LLC’s Amended and Restated Credit Agreement, dated as of August 15, 2006. (14)

Exhibit No.	Description
10.37	Second Amendment to Amended and Restated Credit Agreement dated October 31, 2007 among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., Wynn Show Performers, LLC, Wynn Golf, LLC, Wynn Sunrise, LLC, World Travel, LLC, Kevyn, LLC, Las Vegas Jet, LLC, Wynn Resorts Holdings, LLC, Wynn Completion Guarantors, LLC and Deutsche Bank Trust Company Americas, as Administrative Agent on behalf of the several banks and other financial institutions or entities from time to time party to Wynn Las Vegas LLC’s Amended and Restated Credit Agreement, dated as of August 15, 2006. (15)

10.38	Third Amendment to Amended and Restated Credit Agreement dated as of September 17, 2008 among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., Wynn Show Performers, LLC, Wynn Golf, LLC, Wynn Sunrise, LLC, World Travel, LLC, Kevyn, LLC, Las Vegas Jet, LLC, Wynn Resorts Holdings, LLC, Wynn Completion Guarantor, LLC and Deutsche Bank Trust Company Americas, as Administrative Agent on behalf of the several banks and other financial institutions or entities from time to time party to Wynn Las Vegas, LLC’s Amended and Restated Credit Agreement, dated as of August 15, 2006. (12)

10.39	Fourth Amendment to Amended and Restated Credit Agreement, dated as of April 17, 2009, among Wynn Las Vegas, LLC and Wynn Las Vegas Capital Corp., Wynn Show Performers, LLC, Wynn Golf, LLC, Wynn Sunrise, LLC, World Travel, LLC, Kevyn, LLC, Las Vegas Jet, LLC, Wynn Resorts Holdings, LLC, Wynn Completion Guarantors, LLC and Deutsche Bank Trust Company Americas, as Administrative Agent on behalf of the several banks and other financial institutions or entities from time to time party to Wynn Las Vegas LLC’s Amended and Restated Credit Agreement, dated as of August 15, 2006. (20)

10.40	Fifth Amendment to Amended and Restated Credit Agreement, dated as of September 10, 2009, among Wynn Las Vegas, LLC and Wynn Las Vegas Capital Corp., Wynn Show Performers, LLC, Wynn Golf, LLC, Wynn Sunrise, LLC, World Travel, LLC, Kevyn, LLC, Las Vegas Jet, LLC, Wynn Resorts Holdings, LLC, Wynn Completion Guarantors, LLC and Deutsche Bank Trust Company Americas, as Administrative Agent on behalf of the several banks and other financial institutions or entities from time to time party to Wynn Las Vegas LLC’s Amended and Restated Credit Agreement, dated as of August 15, 2006. (21)

10.41	Sixth Amendment to Amended and Restated Credit Agreement dated as of April 28, 2010 among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., Wynn Show Performers, LLC, Wynn Golf, LLC, Wynn Sunrise, LLC, World Travel, LLC, Kevyn, LLC, Las Vegas Jet, LLC, Wynn Resorts Holdings, LLC, Wynn Completion Guarantor, LLC and Deutsche Bank Trust Company Americas, as Administrative Agent. (25)

10.42	Seventh Amendment to Amended and Restated Credit Agreement dated as of August 4, 2010 among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., Wynn Show Performers, LLC, Wynn Golf, LLC, Wynn Sunrise, LLC, World Travel, LLC, Kevyn, LLC, Las Vegas Jet, LLC, Wynn Resorts Holdings, LLC, Wynn Completion Guarantor, LLC and Deutsche Bank Trust Company Americas, as Administrative Agent on behalf of the several banks and other financial institutions or entities from time to time party to Wynn Las Vegas, LLC’s Amended and Restated Credit Agreement, dated as of August 15, 2006. (26)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (27)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (27)

32	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (27)

(1)	Previously filed with the Registration Statement on Form S-4 (File No. 333-124052) filed by the registrant on April 13, 2005.
(2)	Incorporated by reference from the Current Report on Form 8-K filed by Wynn Resorts on November 18, 2002.
(3)	Incorporated by reference from the Current Report on Form 8-K filed by Wynn Resorts on December 17, 2004.
(4)	Incorporated by reference from the Annual Report on Form 10-K filed by Wynn Resorts on March 15, 2005.
(5)	Incorporated by reference from the Quarterly Report on Form 10-Q filed by Wynn Resorts on November 4, 2004.
(6)	Incorporated by reference from the Quarterly Report on Form 10-Q filed by Wynn Resorts on May 15, 2003.
(7)	Incorporated by reference from the Current Report on Form 8-K filed by Wynn Resorts on September 8, 2004.
(8)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on June 29, 2005.
(9)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on May 25, 2005.
(10)	Incorporated by reference from the Periodic Report on form 10-Q filed by Wynn Resorts, Limited on August 2, 2005.
(11)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on September 1, 2005.
(12)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on September 19, 2008.
(13)	Incorporated by reference from the Annual Report on Form 10-K filed by the Registrant on March 2, 2009.
(14)	Incorporated by reference from the Quarterly Report on Form 10-Q filed by the Registrant on August 9, 2007.
(15)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on November 1, 2007.
(16)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on November 13, 2007.
(17)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on October 31, 2007.
(18)	Incorporated by reference from the Quarterly Report on Form 10-Q filed by the Registrant on November 9, 2006.
(19)	Incorporated by reference from the Annual Report on Form 10-K filed by the Registrant on February 22, 2008.
(20)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on April 21, 2009.
(21)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on September 14, 2009.
(22)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on October 20, 2009.
(23)	Incorporated by reference from the Current Report on Form 8-K filed by Wynn Resorts on May 8, 2009.
(24)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on March 19, 2010.
(25)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on April 28, 2010.
(26)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on August 5, 2010.
(27)	Filed herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WYNN LAS VEGAS, LLC

Dated: February 28, 2011	By	/S/ MARILYN SPIEGEL
Marilyn Spiegel President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ STEPHEN A. WYNN Stephen A. Wynn	Chairman of the Board	February 28, 2011

/S/ KAZUO OKADA Kazuo Okada	Vice Chairman of the Board	February 28, 2011

/S/ LINDA CHEN Linda Chen	President, Wynn International Marketing and Director	February 28, 2011

/S/ RUSSELL GOLDSMITH Russell Goldsmith	Director	February 28, 2011

Dr. Ray R. Irani	Director

/S/ ROBERT J. MILLER Robert J. Miller	Director	February 28, 2011

/S/ JOHN A. MORAN John A. Moran	Director	February 28, 2011

/S/ MARC SCHORR Marc Schorr	Director	February 28, 2011

/S/ ALVIN V. SHOEMAKER Alvin V. Shoemaker	Director	February 28, 2011

/S/ D. BOONE WAYSON D. Boone Wayson	Director	February 28, 2011

/S/ ELAINE P. WYNN Elaine P. Wynn	Director	February 28, 2011

/S/ ALLAN ZEMAN Allan Zeman	Director	February 28, 2011

Signature	Title	Date

/S/ MARILYN SPIEGEL Marilyn Spiegel	President (Principal Executive Officer)	February 28, 2011

/S/ SCOTT PETERSON Scott Peterson	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2011