Form 10-Q
period 2011-03-31
WYNN LAS VEGAS LLC
filed 2011-05-09
CIK 1180638

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Wynn Resorts Holdings, LLC owns all of the membership interests of the Registrant as of May 6, 2011.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

Part I—FINANCIAL INFORMATION

Item 1. Financial Statements

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands)

(unaudited)

	March 31, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$87,163	$52,540
Receivables, net	136,613	124,814
Inventories	60,447	64,520
Prepaid expenses and other	21,043	21,188

Total current assets	305,266	263,062
Property and equipment, net	3,687,928	3,731,211
Intangible assets, net	12,287	12,804
Deferred financing costs, net	45,859	47,300
Deposits and other assets	45,322	50,070
Investment in unconsolidated affiliates	3,835	4,069

Total assets	$4,100,497	$4,108,516

LIABILITIES AND MEMBER’S EQUITY
Current liabilities:
Current portion of long-term debt	$1,050	$1,050
Accounts payable	29,297	35,837
Accrued interest	43,171	54,083
Accrued compensation and benefits	52,505	39,305
Gaming taxes payable	13,586	9,963
Other accrued expenses	19,733	17,392
Customer deposits	73,024	93,355
Due to affiliates, net	31,044	28,291

Total current liabilities	263,410	279,276
Long-term debt	2,620,445	2,620,484
Due to affiliates, net	107,725	101,797
Interest rate swap	7,116	8,457

Total liabilities	2,998,696	3,010,014

Commitments and contingencies (Note 10)

Member’s equity:
Contributed capital	1,976,289	1,973,424
Accumulated deficit	(874,488)	(874,922)

Total member’s equity	1,101,801	1,098,502

Total liabilities and member’s equity.	$4,100,497	$4,108,516

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands)

(unaudited)

	Three months ended March 31,
	2011	2010
Operating revenues:
Casino	$194,245	$139,510
Rooms	87,956	77,595
Food and beverage	106,140	95,943
Entertainment, retail and other	55,397	51,627

Gross revenues	443,738	364,675
Less: promotional allowances	(48,701)	(46,068)

Net revenues	395,037	318,607

Operating costs and expenses:
Casino	84,472	76,827
Rooms	29,798	30,598
Food and beverage	61,108	57,986
Entertainment, retail and other	37,685	35,887
General and administrative	54,294	59,821
Provision for doubtful accounts	4,752	6,640
Management fees	5,928	4,774
Pre-opening costs	—	379
Depreciation and amortization	65,796	78,926
Property charges and other	2,030	1,254

Total operating costs and expenses	345,863	353,092

Operating income (loss)	49,174	(34,485)

Other income (expense):
Interest income and other	73	91
Interest expense, net of capitalized interest	(50,310)	(45,076)
Increase (decrease) in swap fair value	1,341	(2,278)
Equity in income from unconsolidated affiliates	156	56

Other income (expense), net	(48,740)	(47,207)

Net income (loss)	$434	$(81,692)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$434	$(81,692)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	65,796	78,926
Stock-based compensation	2,865	2,948
Amortization and write-off of deferred financing costs and other	3,368	4,426
Equity in income from unconsolidated affiliates, net of distributions	234	(56)
Provision for doubtful accounts	4,752	6,640
Property charges and other	2,030	1,254
(Increase) decrease in swap fair value	(1,341)	2,278
Increase (decrease) in cash from changes in:
Receivables	(16,551)	(14,496)
Inventories and prepaid expenses and other	3,670	6,622
Accounts payable and accrued expenses	(18,619)	1,470
Due to affiliates, net	(2,671)	1,549

Net cash provided by operating activities	43,967	9,869

Cash flows from investing activities:
Capital expenditures, net of construction payables and retention	(22,015)	(35,458)
Purchase of other assets	(1,329)	(382)
Due to affiliates, net	14,408	6,473

Net cash used in investing activities	(8,936)	(29,367)

Cash flows from financing activities:
Principal payments on long-term debt	(350)	(350)
Payments of deferred financing costs	(58)	—

Net cash used in financing activities	(408)	(350)

Cash and cash equivalents:
Increase (decrease) in cash and cash equivalents	34,623	(19,848)
Balance, beginning of period	52,540	66,354

Balance, end of period	$87,163	$46,506

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization and Basis of Presentation

Organization

Wynn Las Vegas, LLC was formed on April 17, 2001 as a Nevada limited liability company. Unless the context otherwise requires, all references herein to the “Company” refer to Wynn Las Vegas, LLC, a Nevada limited liability company and its consolidated subsidiaries. The sole member of the Company is Wynn Resorts Holdings, LLC (“Holdings”). The sole member of Holdings is Wynn Resorts, Limited (“Wynn Resorts”). The Company was organized primarily to construct and operate “Wynn Las Vegas,” a destination resort and casino on the “Strip” in Las Vegas, Nevada. Wynn Las Vegas opened on April 28, 2005. On December 22, 2008, the Company expanded Wynn Las Vegas with the opening of Encore at Wynn Las Vegas (“Encore”).

Wynn Las Vegas Capital Corp. (“Wynn Capital”) is a wholly owned subsidiary of the Company incorporated on June 3, 2002, solely for the purpose of obtaining financing for Wynn Las Vegas. Wynn Capital is authorized to issue 2,000 shares of common stock, par value $0.01. At March 31, 2011, the Company owned the one share that was issued and outstanding. Wynn Capital has neither any significant net assets nor has had any operating activity. Its sole function is to serve as the co-issuer of the mortgage notes described below. Wynn Las Vegas, LLC and Wynn Capital together are hereinafter referred to as the “Issuers”.

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

The accompanying condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results for the interim periods have been made. The results for the three months ended March 31, 2011 are not necessarily indicative of results to be expected for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

2. Summary of Significant Accounting Policies

Accounts Receivable and Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of casino accounts receivable. The Company issues credit in the form of “markers” to approved casino customers following investigations of creditworthiness. As of March 31, 2011 and December 31, 2010, approximately 66% and 75% respectively, of the Company’s markers were due from customers residing in foreign countries, primarily in Asia. Business or economic conditions or other significant events in these countries could affect the collectibility of such receivables.

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

Revenue Recognition and Promotional Allowances

Casino revenues are measured by the aggregate net difference between gaming wins and losses, with liabilities recognized for funds deposited by customers before gaming play occurs and for chips in the customers’ possession. Hotel, food and beverage, entertainment and other operating revenues are recognized when services are performed. Entertainment, retail and other revenue includes rental income which is recognized on a time proportion basis over the lease term. Contingent rental income is recognized when the right to receive such rental income is established according to the lease agreements. Advance deposits on rooms and advance ticket sales are recorded as deferred revenues until services are provided to the customer.

Revenues are recognized net of certain sales incentives which are recorded as a reduction of revenue. Consequently, the Company’s casino revenues are reduced by discounts and points earned in the players club loyalty program.

The retail value of accommodations, food and beverage, and other services furnished to guests without charge is included in gross revenue and then deducted as promotional allowances. The estimated cost of providing such promotional allowances is primarily included in casino expenses as follows (amounts in thousands):

	Three Months Ended March 31,
	2011	2010
Rooms	$9,926	$10,903
Food and beverage	15,817	15,691
Entertainment, retail and other	4,052	4,821

Total	$29,795	$31,415

Gaming Taxes

The Company is subject to taxes based on gross gaming revenues, subject to applicable adjustments. These gaming taxes are an assessment on the Company’s gaming revenues and are recorded as an expense within the “Casino” line item in the accompanying Condensed Consolidated Statements of Operations. These taxes totaled approximately $13.8 million and $9.7 million for the three months ended March 31, 2011 and 2010, respectively.

Advertising Costs

The Company expenses advertising costs the first time the advertising takes place. Advertising costs incurred in development periods are included in pre-opening costs. Once a project is completed, advertising costs are included in general and administrative expenses. Advertising costs totaled approximately $2.9 million and $3.5 million, for the three months ended March 31, 2011 and 2010, respectively.

Stock-Based Compensation

The Company accounts for stock-based compensation related to equity shares of Wynn Resorts granted to its employees by recognizing the costs of the employee services received in exchange for the equity award instrument based on the grant date fair value of the awards over the service period. For the three months ended March 31, 2011 and 2010, the Company recorded $2.9 million and $2.9 million, respectively, in share based compensation with a corresponding credit to contributed capital.

3. Supplemental Disclosure of Cash Flow Information

Interest paid for the three months ended March 31, 2011 and 2010 totaled approximately $59.4 million and $4.3 million, respectively. Interest capitalized for the three months ended March 31, 2010 totaled approximately $0.2 million. There was no interest capitalized during the three months ended March 31, 2011.

During the three months ended March 31, 2011 and 2010, capital expenditures include a decrease of approximately $3.2 and $2 million respectively, in construction payables and retention recorded through amounts due to affiliates.

4. Receivables, net

Receivables, net consisted of the following (amounts in thousands):

	March 31, 2011	December 31, 2010
Casino	$175,331	$167,844
Hotel	18,540	16,512
Other	13,638	11,534

	207,509	195,890
Less: allowance for doubtful accounts	(70,896)	(71,076)

	$136,613	$124,814

5. Property and Equipment, net

Property and equipment, net consisted of the following (amounts in thousands):

	March 31, 2011	December 31, 2010
Land and improvements	$719,754	$719,753
Buildings and improvements	2,591,377	2,591,246
Airplane	44,364	44,349
Furniture, fixtures and equipment	1,362,017	1,347,601
Construction in progress	9,827	19,281

	4,727,339	4,722,230
Less: accumulated depreciation	(1,039,411)	(991,019)

	$3,687,928	$3,731,211

6. Long-Term Debt

Long-term debt consisted of the following (amounts in thousands):

	March 31, 2011	December 31, 2010
7 7/8% First Mortgage Notes, due November 1, 2017, net of original issue discount of $9,412 at March 31, 2011 and $9,678 at December 31, 2010	$490,588	$490,322
7 7/8% First Mortgage Notes, due May 1, 2020, net of original issue discount of $2,444 at March 31, 2011 and $2,489 at December 31, 2010	349,566	349,521
7 3/4% First Mortgage Notes, due August 15, 2020	1,320,000	1,320,000
Revolving Credit Facility, due July 15, 2013; interest at LIBOR plus 3.0%	3,868	3,868
Revolving Credit Facility, due July 17, 2015; interest at LIBOR plus 3.0%	16,187	16,187
Term Loan Facility, due August 15, 2013; interest at LIBOR plus 1.875%	44,281	44,281
Term Loan Facility, due August 17, 2015; interest at LIBOR plus 3.0%	330,605	330,605
$42 million Note Payable due April 1, 2017; interest at LIBOR plus 1.25%	36,400	36,750
Payable to Affiliate	30,000	30,000

	2,621,495	2,621,534
Current portion of long-term debt	(1,050)	(1,050)

	$2,620,445	$2,620,484

Revolving Credit Facilities

As of March 31, 2011, $20.1 million had been borrowed under the Revolving Credit Facilities. The Company also had $19.5 million of outstanding letters of credit that reduce its availability under the Revolving Credit Facilities. Accordingly, the Company has availability of $327.4 million under the Revolving Credit Facilities as of March 31, 2011.

Debt Covenant Compliance

As of March 31, 2011, management believes the Company was in compliance with all debt covenants.

Fair Value of Long-term Debt

The net book value of the Company’s outstanding first mortgage notes was approximately $2.2 billion at both March 31, 2011 and December 31, 2010. The estimated fair value of the Company’s outstanding first mortgage notes, based on quoted market prices, was approximately $2.4 billion and $2.4 billion at March 31, 2011 and December 31, 2010, respectively. The net book value of the Company’s other debt instruments was approximately $431.3 million and $432 million at March 31, 2011 and December 31, 2010, respectively. The estimated fair value of the Company’s other debt instruments was approximately $430.8 million and $426.5 million at March 31, 2011 and December 31, 2010, respectively.

7. Interest Rate Swap

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

The Company currently has one interest rate swap agreement to hedge a portion of the underlying interest rate risk on borrowings under the Wynn Las Vegas credit facilities. Under this swap agreement, the Company pays a fixed interest rate of 2.485% on borrowings of $250 million incurred under the Wynn Las Vegas credit facilities in exchange for receipts on the same amount at a variable interest rate based on the applicable LIBOR at the time of payment. This interest rate swap fixes the interest rate on $250 million of borrowings at approximately 5.485%. This interest rate swap agreement matures in November 2012. As of March 31, 2011 and December 31, 2010, the fair value of this interest rate swap was a liability of $7.1 million and $8.5 million, respectively.

8. Related Party Transactions, net

Amounts Due to Affiliates, net

As of March 31, 2011, the Company’s current Due to affiliates was primarily comprised of construction payables of approximately $7.4 million, construction retention of approximately $3 million and other net amounts due to affiliates totaling $20.6 million (including corporate allocations discussed below). The long-term Due to affiliates is management fees of approximately $107.7 million (equal to 1.5% of net revenues and payable upon meeting certain leverage ratios as specified in the documents governing the Company’s credit facilities and the First Mortgage Notes indentures).

As of December 31, 2010, the Company’s current Due to affiliates was primarily comprised of construction payables of approximately $10.3 million, construction retention of approximately $3.3 million and other net amounts due to affiliates totaling $14.7 million (including corporate allocations discussed below). The long-term Due to affiliates is management fees of $101.8 million (equal to 1.5% of net revenues and payable upon meeting certain leverage ratios as specified in the documents governing the Company’s credit facilities and the First Mortgage Notes indentures).

The Company periodically settles amounts due to affiliates with cash receipts and payments, except for the management fee, which is payable upon meeting certain leverage ratios specified in the documents governing the First Mortgage Notes and the credit facilities.

Corporate Allocations

The accompanying condensed consolidated statements of operations include allocations from Wynn Resorts for legal, accounting, human resources, information services, real estate, and other corporate support services. The corporate support service allocations have been determined on a basis that Wynn Resorts and the Company consider to be reasonable estimates of the utilization of service provided or the benefit received by the Company. Wynn Resorts maintains corporate offices at Wynn Las Vegas without charge from the Company. The Company settles these corporate allocation charges with Wynn Resorts on a periodic basis as discussed in “Amounts Due to Affiliates, net” above. During the three months ended March 31, 2011 and 2010, approximately $6.4 million and $6.8 million, respectively, were charged to the Company for such corporate allocations.

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

On March 17, 2010, Elaine P. Wynn and Wynn Las Vegas entered into an Agreement of Lease (the “EW Lease”) for the lease of a villa suite as Elaine P. Wynn’s personal residence. The EW Lease was approved by the Audit Committee of the Board of Directors of the Company. Pursuant to the terms of the EW Lease, Elaine P. Wynn paid annual rent equal to $350,000, which amount was determined by the Audit Committee with the assistance of a third-party appraisal. Certain services for, and maintenance of, the villa suite were included in the rental. The EW Lease superseded the terms of a prior agreement. The term of the EW lease commenced as of March 1, 2010 and was scheduled to terminate on December 31, 2010. The lease was extended on a month-to-month basis after December 31, 2010 and was terminated on March 31, 2011.

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

9. Property Charges and Other

Property charges and other for the three months ended March 31, 2011 and 2010 were $2 million and $1.3 million, respectively. Property charges generally include costs related to the retirement of assets for remodels and asset abandonments. Property charges and other for the three months ended March 31, 2011 and 2010, related to miscellaneous renovations and abandonments at Wynn Las Vegas and Encore.

10. Commitments and Contingencies

Litigation

The Company does not have any material litigation as of March 31, 2011.

Sales and Use Tax on Complimentary Meals

In March 2008, the Nevada Supreme Court ruled, in the matter captioned Sparks Nugget, Inc. vs. The State of Nevada Ex Rel. Department of Taxation, that food and non-alcoholic beverages purchased for use in providing complimentary meals to customers and to employees was exempt from sales and use tax. In July 2008, the Court denied the State’s motion for rehearing. Through April 2008, Wynn Las Vegas has paid use tax on these items and has filed for refunds for the periods from April 2005 to April 2008. The amount subject to these refunds is approximately $5.4 million. As of March 31, 2011, the Company had not recorded a receivable related to this matter.

11. Consolidating Financial Information of Guarantors and Issuers

The following consolidating information relates to the Issuers of the First Mortgage Notes and their guarantor subsidiaries (World Travel, LLC; Las Vegas Jet, LLC; Wynn Show Performers, LLC; Wynn Golf, LLC; Kevyn, LLC; and Wynn Sunrise, LLC) and non-guarantor subsidiary (Wynn Completion Guarantor, LLC) as of March 31, 2011 and December 31, 2010, and for the three months ended March 31, 2011 and 2010.

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

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION

AS OF MARCH 31, 2011

(amounts in thousands)

(unaudited)

	Issuers	Guarantor Subsidiaries	Nonguarantor Subsidiary	Eliminating Entries	Total
ASSETS
Current assets:
Cash and cash equivalents	$87,158	$—	$5	$—	$87,163
Receivables, net	136,613	—	—	—	136,613
Inventories	60,447	—	—	—	60,447
Prepaid expenses and other	20,434	609	—	—	21,043

Total current assets	304,652	609	5	—	305,266

Property and equipment, net	3,494,910	193,018	—	—	3,687,928
Intangible assets, net	6,143	6,144	—	—	12,287
Deferred financing costs, net	45,859	—	—	—	45,859
Deposits and other assets	43,873	—	—	1,449	45,322
Investment in unconsolidated affiliates	(20,470)	3,835	—	20,470	3,835

Total assets	$3,874,967	$203,606	$5	$21,919	$4,100,497

LIABILITIES AND MEMBER’S EQUITY
Current liabilities:
Current portion of long-term debt	$—	$1,050	$—	$—	$1,050
Accounts payable	29,297	—	—	—	29,297
Accrued interest	43,171	—	—	—	43,171
Accrued compensation and benefits	51,126	1,379	—	—	52,505
Gaming taxes payable	13,586	—	—	—	13,586
Other accrued expenses	19,711	22	—	—	19,733
Customer deposits	73,024	—	—	—	73,024
Due to affiliates, net	(156,685)	194,161	(7,881)	1,449	31,044

Total current liabilities	73,230	196,612	(7,881)	1,449	263,410
Long-term debt	2,585,095	35,350	—	—	2,620,445
Due to affiliates, net	107,725	—	—	—	107,725
Interest rate swap	7,116	—	—	—	7,116

Total liabilities	2,773,166	231,962	(7,881)	1,449	2,998,696

Commitments and contingencies

Member’s equity:
Contributed capital	1,976,289	12,530	—	(12,530)	1,976,289
Retained earnings (deficit)	(874,488)	(40,886)	7,886	33,000	(874,488)

Total member’s equity	1,101,801	(28,356)	7,886	20,470	1,101,801

Total liabilities and member’s equity	$3,874,967	$203,606	$5	$21,919	$4,100,497

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

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

THREE MONTHS ENDED MARCH 31, 2011

(amounts in thousands)

(unaudited)

	Issuers	Guarantor Subsidiaries	Nonguarantor Subsidiary	Eliminating Entries	Total
Operating revenues:
Casino	$194,245	$—	$—	$—	$194,245
Rooms	87,956	—	—	—	87,956
Food and beverage	106,140	—	—	—	106,140
Entertainment, retail and other	55,553	—	—	(156)	55,397

Gross revenues	443,894	—	—	(156)	443,738
Less: promotional allowances	(48,701)	—	—	—	(48,701)

Net revenues	395,193	—	—	(156)	395,037

Operating costs and expenses:
Casino	84,472	—	—	—	84,472
Rooms	29,798	—	—	—	29,798
Food and beverage	61,108	—	—	—	61,108
Entertainment, retail and other	37,685	—	—	—	37,685
General and administrative	54,586	(136)	—	(156)	54,294
Provision for doubtful accounts	4,752	—	—	—	4,752
Management fees	5,928	—	—	—	5,928
Pre-opening costs	—	—	—	—	—
Depreciation and amortization	64,868	928	—	—	65,796
Property charges and other	2,030	—	—	—	2,030

Total operating costs and expenses	345,227	792	—	(156)	345,863

Operating income (loss)	49,966	(792)	—	—	49,174

Other income (expense):
Interest income and other	73	—	—	—	73
Interest expense, net of capitalized interest	(50,161)	(149)	—	—	(50,310)
Increase in swap fair value	1,341	—	—	—	1,341
Equity in income (loss) from unconsolidated affiliates	(785)	156	—	785	156

Other income (expense), net	(49,532)	7	—	785	(48,740)

Net income (loss)	$434	$(785)	$—	$785	$434

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

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS INFORMATION

THREE MONTHS ENDED MARCH 31, 2011

(amounts in thousands)

(unaudited)

	Issuers	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminating Entries	Total
Cash flows from operating activities:
Net income (loss)	$434	$(785)	$—	$785	$434
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	64,868	928	—	—	65,796
Stock-based compensation	2,865	—	—	—	2,865
Amortization and writeoff of deferred financing costs and other	3,368	—	—	—	3,368
Equity in income (loss) from unconsolidated affiliates, net of distributions	785	234	—	(785)	234
Provision for doubtful accounts	4,752	—	—	—	4,752
Property charges and other	2,030	—	—	—	2,030
Decrease in swap fair value	(1,341)	—	—	—	(1,341)
Increase (decrease) in cash from changes in:
Receivables	(16,551)	—	—	—	(16,551)
Inventories and prepaid expenses and other	3,869	(199)	—	—	3,670
Accounts payable, accrued expenses and other	(18,903)	284	—	—	(18,619)
Due to affiliates, net	(2,540)	(131)	—	—	(2,671)

Net cash provided by operating activities	43,636	331	—	—	43,967

Cash flows from investing activities:
Capital expenditures, net of construction payables and retentions	(22,019)	4	—	—	(22,015)
Purchase of other assets	(1,329)	—	—	—	(1,329)
Due to affiliates, net	14,393	15	—	—	14,408

Net cash provided by (used in) investing activities	(8,955)	19	—	—	(8,936)

Cash flows from financing activities:
Principal payments on long-term debt	—	(350)	—	—	(350)
Payments of deferred financing costs	(58)	—	—	—	(58)

Net cash used in financing activities	(58)	(350)	—	—	(408)

Cash and cash equivalents:
Increase in cash and cash equivalents	34,623	—	—	—	34,623
Balance, beginning of period	52,535	—	5	—	52,540

Balance, end of period	$87,158	$—	$5	$—	$87,163

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

Our Las Vegas resort complex features:

•	Approximately 186,000 square feet of casino space, offering 24-hour gaming and a full range of games, including private gaming salons, a sky casino, a poker room, and a race and sports book;

•	Two luxury hotel towers with a total of 4,750 spacious hotel rooms, suites and villas;

•	35 food and beverage outlets featuring signature chefs;

•	A Ferrari and Maserati automobile dealership;

•

Approximately 101,000 square feet of high-end, brand-name retail shopping, including stores and boutiques by Alexander McQueen, Brioni, Cartier, Chanel, Dior, Graff, Hermes, Louis Vuitton, Manolo Blahnik, Oscar de la Renta, Vertu and others;

•	Recreation and leisure facilities, including an 18-hole golf course, swimming pools, private cabanas and two full service spas and salons;

•	Two showrooms; and

•	Four nightclubs and a beach club.

Construction and Future Development

In response to our evaluation of our property and the reactions of our guests, we have and expect to continue to remodel and make enhancements and refinements to our resort complex. In January 2011, we completed a refurbishment and upgrade to the resort rooms at Wynn Las Vegas. A remodel of the suites was completed in early May 2011. These remodels were completed at a cost less than the project budget of $83 million. We expect the final cost close-out to be completed in the second quarter of 2011.

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

For the three months ended March 31, 2011, we benefited from a higher than normal table games win percentage, an increase in slot machine win, improved ADR, and an overall increase in all other revenue streams including entertainment, food and beverage. While we experienced a decrease in occupancy rate over the prior year, we were able to achieve an increase in average daily rate as we adjusted rates in an effort to attract customers who would take advantage of all aspects of our resort. While we benefited from higher win percentages on our table games and higher non-casino revenues during the quarter, the economic environment in the Las Vegas market is still uncertain.

We recorded net income for the quarter ended March 31, 2011 of $0.4 million compared to a net loss of $81.7 million recorded during the quarter ended March 31, 2010. This improvement was primarily a result of increased departmental profits, especially in the casino department and the hotel department, and a $13.1 million decrease in depreciation expense due to fully depreciated assets, offset by a $5.2 million increase in interest expense. See below for a more detailed discussion regarding our results.

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

Financial results for the three months ended March 31, 2011 compared to the three months ended March 31, 2010.

Revenues

Net revenues for the three months ended March 31, 2011 are composed of $194.2 million in casino revenues (49.2% of total net revenues) and $200.8 million of net non-casino revenues (50.8% of total net revenues). Net revenues for the three months ended March 31, 2010 were comprised of $139.5 million in casino revenues (43.8% of total net revenues) and $179.1 million of net non-casino revenues (56.2% of total net revenues).

Casino revenues are comprised of the net win from our table games and slot machine operations. We experienced an increase in casino revenues of approximately $54.7 million (or 39.2%) to $194.2 million for the three months ended March 31, 2011, compared to $139.5 million for the three months ended March 31, 2010. During the three months ended March 31, 2011, we experienced a 13.8% increase in drop and an increase in the average table games win percentage compared to the prior year quarter. Our average table games win percentage (before discounts) of 30.4% was above the expected range of 21% to 24% for the three months ended March 31, 2011. For the three months ended March 31, 2010, our average table games win percentage (before discounts) was 23.2%. Slot machine handle increased 6.6% during the three months ended March 31, 2011 as compared to 2010, and slot machine win increased 18.1% compared to the prior years quarter as more play shifted to higher hold machines.

For the three months ended March 31, 2011, room revenues were approximately $88 million, which represents a $10.4 million (or 13.4%) increase over the $77.6 million generated in the three months ended March 31, 2010. While we experienced a decrease in occupancy rate over the prior year, we were able to achieve an increase in Average Daily Rate (“ADR”) as we adjusted rates in an effort to attract customers who would take advantage of all aspects of our resort. See the table below for key operating measures related to our room revenue.

	Three Months Ended March 31,
	2011	2010
Average Daily Rate	$240	$203
Occupancy	87.9%	89.4%
REVPAR	$211	$181

Other non-gaming revenues for the three months ended March 31, 2011, which included food and beverage revenues of approximately $106.1 million, retail revenues of approximately $20 million, entertainment revenues of approximately $20.7 million, and other revenues from outlets, including the spa and salon, of approximately $14.7 million improved over the prior year period. Other non-casino revenues for the three months ended March 31, 2010 included: food and beverage revenues of approximately $95.9 million, retail revenues of approximately $18.9 million, entertainment revenues of approximately $18.2 million, and other revenues from outlets such as the spa and salon, of approximately $14.5 million. Food and beverage revenues increased primarily due to the opening of the Encore Beach Club and Surrender Nightclub in May 2010 as well our hotel restaurants and catering. Entertainment revenues increased over the prior year quarter primarily due to increased revenue from Garth Brooks in the Encore Theater and the Sinatra “Dance with Me” show. The Sinatra “Dance with Me” show ended its run on April 23, 2011.

Departmental, Administrative and Other Expenses

During the three months ended March 31, 2011, departmental expenses included casino expenses of $84.5 million, room expense of $29.8 million, food and beverage expenses of $61.1 million, and entertainment, retail and other expenses of $37.7 million. Also included are general and administrative expenses of approximately $54.3 million and approximately $4.8 million charged as a provision for doubtful accounts receivable. During the three months ended March 31, 2010, departmental expenses included casino expense of $76.8 million, room expense of $30.6 million, food and beverage expense of $58.0 million, and entertainment, retail and other expense of $35.9 million. Also included are general and administrative expenses of approximately $59.8 million and approximately $6.6 million charged as a provision for doubtful accounts receivable.

Entertainment, retail and other expense increased primarily as a result of the Sinatra “Dance with Me” show that began performances in December 2010. General and administrative expenses decreased primarily as a result of lower property tax expense and reduced property maintenance costs.

Management fees

Since opening Wynn Las Vegas, management fees payable to Wynn Resorts for certain corporate management services have been charged and accrued at a rate equal to 1.5% of net revenues. These fees will be paid upon meeting certain leverage ratios and satisfying certain other criteria set forth in our credit facilities and the First Mortgage Notes indentures. Management fees were $5.9 million for the quarter ended March 31, 2011, compared to $4.8 million for the quarter ended March 31, 2010.

Pre-opening costs

We incurred no preopening costs for the three months ended March 31, 2011. During the three months ended March 31, 2010, we incurred $0.4 million of pre-opening costs. Pre-opening costs incurred during the three months ended March 31, 2010, were related the Encore Beach Club which opened in the second quarter of 2010.

Depreciation and amortization

Depreciation and amortization for the three months ended March 31, 2011 was $65.8 million compared to $78.9 million for the three months ended March 31, 2010. This decrease is primarily due to assets with a 5-year life being fully depreciated as of April 2010 at Wynn Las Vegas, offset by depreciation of the assets of the Encore Beach Club which were placed in to service in May 2010.

Property charges and other

Property charges and other for the three months ended March 31, 2011, were $2 million compared to approximately $1.3 million for the three months ended March 31, 2010. Property charges and other for the three months ended March 31, 2011 and 2010, related to miscellaneous renovations and abandonments at Wynn Las Vegas and Encore.

In response to our evaluation of our resort complex and the reactions of our guests, we continue to make enhancements. The costs relating to assets retired as a result of these enhancement and remodel efforts will be expensed as property charges.

Other non-operating costs and expenses

Interest expense was $50.3 million, net of capitalized interest of $0, for the three months ended March 31, 2011, compared to $45.1 million net of capitalized interest of $0.2 million for the three months ended March 31, 2010. Interest expense increased approximately $5.2 million primarily due to an increase in interest rates on our first mortgage notes.

Changes in the fair value of our interest rate swaps are recorded as an increase (or decrease) in swap fair value in each period. We recorded a gain of approximately $1.3 million for the three months ended March 31, 2011, resulting from the increase in the fair value of our interest rate swap from December 31, 2010 to March 31, 2011. We recorded an expense of approximately $2.3 million for the three months ended March 31, 2010, resulting from the decrease in the fair value of our interest rate swap from December 31, 2009 to March 31, 2010.

Liquidity and Capital Resources

Cash Flow from Operations

Our operating cash flows primarily consist of our operating income generated by our resort complex (excluding depreciation and other non-cash charges), interest paid, and changes in working capital accounts such as receivables, inventories, prepaid expenses, and payables. Our table games play is a mix of cash play and credit play, while our slot machine play is conducted primarily on a cash basis. A significant portion of our table games revenue is attributable to the play of a limited number of high-end international customers that gamble on credit. The ability to collect these gaming receivables may impact our operating cash flow for the period. Our rooms, food and beverage, and entertainment, retail, and other revenue is conducted primarily on a cash basis or as a trade receivable. Accordingly, operating cash flows will be impacted by changes in operating income and accounts receivables.

Net cash provided by operations for the three months ended March 31, 2011 was $44 million compared to $9.9 million provided by operations for the three months ended March 31, 2010. This increase is primarily due to the increase in operating income as a result of increased casino and rooms department profitability. Cash flow from operations were negatively impacted by a $55.3 million increase in cash paid for interest as our interest payment dates changed with the refinancing we completed last year and ordinary changes in working capital.

Capital Resources

At March 31, 2011, we had approximately $87.2 million of cash and cash equivalents available for use without restriction, including for operations, debt service and retirement, new development activities, enhancements to Wynn Las Vegas and Encore and general corporate purposes. We require a certain amount of cash on hand for operations. We anticipate such funds, together with any other cash needs during 2011 in excess of what we generate from operations or additional borrowings, will be provided with capital contributions from Wynn Resorts. As of March 31, 2011, we had approximately $327.4 million available to draw under our Wynn Las Vegas credit facilities. Except for scheduled quarterly payments on one note payable, we have no debt maturities until July 2013.

Investing Activities

Capital expenditures were approximately $22 million for the three months ended March 31, 2011 and related primarily to the room and suite remodel that began last year. Capital expenditures were approximately $35.5 million for the three months ended March 31, 2010, and related primarily to the Encore Beach Club and Surrender Nightclub.

Financing Activities

As of March 31, 2011, our Wynn Las Vegas credit facilities, as amended, consisted of a $108.5 million revolving credit facility, due July 2013 and a $258.4 million revolving credit facility due July 2015 (together the “Wynn Las Vegas Revolver”), and a fully drawn $44.3 million term loan facility due August 2013 and a fully drawn $330.6 million term loan facility due August 2015 (together the “Wynn Las Vegas Term Loan”). As of March 31, 2011, the Wynn Las Vegas Term Loan was fully drawn and we had borrowed $20.1 million under the Wynn Las Vegas Revolver. We also had $19.5 million of outstanding letters of credit that reduce our availability under the Wynn Las Vegas Revolver. Accordingly, we have availability of approximately $327.4 million under the Wynn Las Vegas Revolver as of March 31, 2011.

Contractual Obligations and Off-Balance Sheet Arrangements

There have been no material changes during the quarter to our contractual obligations or off-balance sheet arrangements as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.

Other Liquidity Matters

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

Wynn Las Vegas, LLC will fund its operations and capital requirements from operating cash flow and availability under our credit facilities. We cannot be sure that Wynn Las Vegas, LLC will generate sufficient cash flow from operations or that future borrowings that are available to us, if any, will be sufficient to enable us to service and repay Wynn Las Vegas, LLC’s indebtedness and to fund its other liquidity needs. We cannot be sure that we will be able to refinance any of our indebtedness on acceptable terms or at all.

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

Critical Accounting Policies and Estimates

A description of our critical accounting policies is included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2010. There have been no material changes to these policies for the three months ended March  31, 2011.

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

Interest Rate Swaps

As of March 31, 2011, we have one interest rate swap agreement to hedge a portion of the underlying interest rate risk on borrowings under the Wynn Las Vegas Credit Agreement. Under this swap agreement, we pay a fixed interest rate of 2.485% on borrowings of $250 million incurred under the Wynn Las Vegas Credit Agreement in exchange for receipts on the same amount at a variable interest rate based on the applicable LIBOR at the time of payment. This interest rate swap fixes the interest rate on $250 million of borrowings under the Wynn Las Vegas Credit Agreement at approximately 5.485%. This interest rate swap agreement matures in November 2012. Changes in the fair value of this interest rate swap have and will continue to be recorded as an increase/ (decrease) in swap fair value in our Condensed Consolidated Statements of Operations as the swap does not qualify for hedge accounting.

As of March 31, 2011, our interest rate swap had an approximate liability fair value of $7.1 million and is included in long-term liabilities in the accompanying Condensed Consolidated Balance Sheets. The fair value approximates the amount we would have paid if this contract had settled at the valuation date. Fair value is estimated based upon current, and predictions of future, interest rate levels along a yield curve, the remaining duration of the instruments and other market conditions, and therefore, is subject to significant estimation and a high degree of variability of fluctuation between periods.

Interest Rate Sensitivity

As of March 31, 2011, approximately 93.1% of our long-term debt was based on fixed rates including the notional amount of our swap. Based on our borrowings as of March 31, 2011, an assumed 1% change in variable rates would cause our annual interest cost to change by $1.8 million.

Item 4. Controls and Procedures

(a) Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, the Company’s principal executive officer and principal financial officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective, at the reasonable assurance level, in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Part II—OTHER INFORMATION

Item 1A. Risk Factors

A description of our risk factors can be found in Item IA of our Annual Report on Form 10-K for the year ended December 31, 2010. There were no material changes to those risk factors during the three months ended March 31, 2011.

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

Item 6. Exhibits

(a) Exhibits

EXHIBIT INDEX

Exhibit No.	Description

3.1	Second Amended and Restated Articles of Organization of Wynn Las Vegas, LLC. (1)

3.2	Second Amended and Restated Operating Agreement of Wynn Las Vegas, LLC. (1)

*31.1	Certification of Principal Executive Officer of Periodic Report Pursuant to Rule 13a – 14(a) and Rule 15d – 14(a).

*31.2	Certification of Principal Financial Officer of Periodic Report Pursuant to Rule 13a – 14(a) and Rule 15d – 14(a).

*32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350.

*	Filed herewith.

(1)	Previously filed with the Registration Statement on Form S-4 filed by the Registrant on April 13, 2005 (File No. 333-124052) and incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WYNN LAS VEGAS
Dated: May 9, 2011	By:	/s/ SCOTT PETERSON
Scott Peterson
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)