Form 10-Q
period 2011-06-30
WYNN LAS VEGAS LLC
filed 2011-08-09
CIK 1180638

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Wynn Resorts Holdings, LLC owns all of the membership interests of the Registrant as of August 8, 2011.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands)

(unaudited)

	June 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$138,475	$52,540
Receivables, net	120,662	124,814
Inventories	54,861	64,520
Prepaid expenses and other	20,966	21,188

Total current assets	334,964	263,062
Property and equipment, net	3,631,774	3,731,211
Intangible assets, net	11,769	12,804
Deferred financing costs, net	44,340	47,300
Deposits and other assets	44,367	50,070
Investment in unconsolidated affiliates	3,933	4,069

Total assets	$4,071,147	$4,108,516

LIABILITIES AND MEMBER’S EQUITY
Current liabilities:
Current portion of long-term debt	$1,050	$1,050
Accounts payable	28,227	35,837
Accrued interest	51,302	54,083
Accrued compensation and benefits	55,224	39,305
Gaming taxes payable	13,339	9,963
Other accrued expenses	20,452	17,392
Customer deposits	68,854	93,355
Due to affiliates, net	9,816	28,291

Total current liabilities	248,264	279,276
Long-term debt	2,600,358	2,620,484
Due to affiliates, net	113,593	101,797
Interest rate swap	7,089	8,457

Total liabilities	2,969,304	3,010,014

Commitments and contingencies (Note 10)

Member’s equity:
Contributed capital	1,977,848	1,973,424
Accumulated deficit	(876,005)	(874,922)

Total member’s equity	1,101,843	1,098,502

Total liabilities and member’s equity	$4,071,147	$4,108,516

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Operating revenues:
Casino	$158,270	$117,190	$352,515	$256,700
Rooms	91,055	78,841	179,011	156,436
Food and beverage	125,994	111,477	232,134	207,420
Entertainment, retail and other	58,689	53,901	114,086	105,528

Gross revenues	434,008	361,409	877,746	726,084
Less: promotional allowances	(42,994)	(43,088)	(91,695)	(89,156)

Net revenues	391,014	318,321	786,051	636,928

Operating costs and expenses:
Casino	69,712	68,585	154,184	145,412
Rooms	31,225	30,852	61,023	61,450
Food and beverage	70,399	68,384	131,507	126,370
Entertainment, retail and other	36,903	33,564	74,588	69,451
General and administrative	55,714	57,074	110,008	116,895
Provision for doubtful accounts	3,772	2,642	8,524	9,282
Management fees	5,867	4,787	11,795	9,561
Pre-opening costs	—	1,590	—	1,969
Depreciation and amortization	66,253	67,583	132,049	146,509
Property charges and other	2,560	482	4,590	1,736

Total operating costs and expenses	342,405	335,543	688,268	688,635

Operating income (loss)	48,609	(17,222)	97,783	(51,707)

Other income (expense):
Interest income	66	89	139	180
Interest expense, net of capitalized interest	(50,317)	(46,208)	(100,627)	(91,284)
Increase (decrease) in swap fair value	27	(2,277)	1,368	(4,555)
Loss on exchange offer	—	(3,152)	—	(3,152)
Equity in income from unconsolidated affiliates	98	23	254	79

Other income (expense), net	(50,126)	(51,525)	(98,866)	(98,732)

Net loss	$(1,517)	$(68,747)	$(1,083)	$(150,439)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(1,083)	$(150,439)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	132,049	146,509
Stock-based compensation	4,424	5,978
Amortization and writeoff of deferred financing costs and other	6,592	8,374
Equity in income (loss) from unconsolidated affiliates, net of distributions	136	(79)
Provision for doubtful accounts	8,524	9,282
Property charges and other	2,701	1,736
(Increase) decrease in swap fair value	(1,368)	4,555
Increase (decrease) in cash from changes in:
Receivables	(4,372)	1,424
Inventories and prepaid expenses and other	9,494	11,331
Accounts payable and accrued expenses	(13,882)	(29,791)
Due to affiliates, net	(5,592)	18,183

Net cash provided by operating activities	137,623	27,063

Cash flows from investing activities:
Capital expenditures, net of construction payables and retention	(34,758)	(84,053)
Deposits and other assets	(1,603)	(3,944)
Proceeds from sale of assets	54	193
Due to affiliates, net	5,432	10,447

Net cash used in investing activities	(30,875)	(77,357)

Cash flows from financing activities:
Principal payments on long-term debt	(20,755)	(20,700)
Proceeds from issuance of long-term debt	—	58,947
Payment of financing costs	(58)	(3,989)

Net cash provided by (used in) financing activities	(20,813)	34,258

Cash and cash equivalents:
Increase (decrease) in cash and cash equivalents	85,935	(16,036)
Balance, beginning of period	52,540	66,354

Balance, end of period	$138,475	$50,318

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

Wynn Las Vegas Capital Corp. (“Wynn Capital”) is a wholly owned subsidiary of the Company incorporated on June 3, 2002, solely for the purpose of obtaining financing for Wynn Las Vegas. Wynn Capital is authorized to issue 2,000 shares of common stock, par value $0.01. At June 30, 2011, the Company owned the one share that was issued and outstanding. Wynn Capital has neither any significant net assets nor has had any operating activity. Its sole function is to serve as the co-issuer of the mortgage notes described below. Wynn Las Vegas, LLC and Wynn Capital together are hereinafter referred to as the “Issuers”.

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

The accompanying condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results for the interim periods have been made. The results for the three and six months ended June 30, 2011 are not necessarily indicative of results to be expected for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

2. Summary of Significant Accounting Policies

Accounts Receivable and Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of casino accounts receivable. The Company issues credit in the form of “markers” to approved casino customers following investigations of creditworthiness. As of June 30, 2011 and December 31, 2010, approximately 63% and 75% respectively, of the Company’s markers were due from customers residing in foreign countries, primarily in Asia. Business or economic conditions or other significant events in these countries could affect the collectibility of such receivables.

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

The retail value of accommodations, food and beverage, and other services furnished to guests without charge is included in gross revenue and then deducted as promotional allowances. The estimated cost of providing such promotional allowances is primarily included in casino expenses as follows (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Rooms	$8,600	$10,028	$18,526	$20,931
Food and beverage	13,262	13,819	29,079	29,510
Entertainment, retail and other	3,487	5,050	7,539	9,871

	$25,349	$28,897	$55,144	$60,312

Gaming Taxes

The Company is subject to taxes based on gross gaming revenues, subject to applicable adjustments. These gaming taxes are an assessment on the Company’s gaming revenues and are recorded as an expense within the “Casino” line item in the accompanying Condensed Consolidated Statements of Operations. For the three months ended June 30, 2011 and 2010, gaming taxes totaled approximately $11.3 million and $8.1 million, respectively. For the six months ended June 30, 2011 and 2010, gaming taxes totaled approximately $25.1 million and $17.8 million, respectively.

Advertising Costs

The Company expenses advertising costs the first time the advertising takes place. Advertising costs incurred in development periods are included in pre-opening costs. Once a project is completed, advertising costs are included in general and administrative expenses. For the three months ended June 30, 2011 and 2010, advertising costs totaled approximately $3.3 million and $2.8 million, respectively. For the six months ended June 30, 2011 and 2010, advertising costs totaled approximately $6.2 million and $6.3 million, respectively.

Stock-Based Compensation

The Company accounts for stock-based compensation related to equity shares of Wynn Resorts granted to its employees by recognizing the costs of the employee services received in exchange for the equity award instrument based on the grant date fair value of the awards over the service period. For the six months ended June 30, 2011 and 2010, the Company recorded $4.4 million and $6 million, respectively, in share based compensation with a corresponding credit to contributed capital.

3. Supplemental Disclosure of Cash Flow Information

Interest paid for the six months ended June 30, 2011 and 2010 totaled approximately $99.8 million and $84.4 million, respectively. Interest capitalized for the six months ended June 30, 2010 totaled approximately $0.6 million. There was no interest capitalized during the six months ended June 30, 2011.

During the six months ended June 30, 2011 and 2010, capital expenditures include a decrease of approximately $6.7 million and $13.9 million respectively, in construction payables and retention recorded through amounts due to affiliates.

4. Receivables, net

Receivables, net consisted of the following (amounts in thousands):

	June 30, 2011	December 31, 2010
Casino	$158,176	$167,844
Hotel	19,182	16,512
Other	14,445	11,534

	191,803	195,890
Less: allowance for doubtful accounts	(71,141)	(71,076)

	$120,662	$124,814

5. Property and Equipment, net

Property and equipment, net consisted of the following (amounts in thousands):

	June 30, 2011	December 31, 2010
Land and improvements	$719,766	$719,753
Buildings and improvements	2,611,486	2,591,246
Airplane	44,364	44,349
Furniture, fixtures and equipment	1,351,005	1,347,601
Construction in progress	2,180	19,281

	4,728,801	4,722,230
Less: accumulated depreciation	(1,097,027)	(991,019)

	$3,631,774	$3,731,211

6. Long-Term Debt

Long-term debt consisted of the following (amounts in thousands):

	June 30, 2011	December 31, 2010
7 7/8% First Mortgage Notes, due November 1, 2017, net of original issue discount of $9,140 at June 30, 2011 and $9,678 at December 31, 2010	$490,860	$490,322
7 7/8% First Mortgage Notes, due May 1, 2020, net of original issue discount of $2,398 at June 30, 2011 and $2,489 at December 31, 2010	349,612	349,521
7 3/4% First Mortgage Notes, due August 15, 2020	1,320,000	1,320,000
Revolving Credit Facility, due July 15, 2013; interest at LIBOR plus 3.0%	—	3,868
Revolving Credit Facility, due July 17, 2015; interest at LIBOR plus 3.0%	—	16,187
Term Loan Facility, due August 15, 2013; interest at LIBOR plus 1.875%	44,281	44,281
Term Loan Facility, due August 17, 2015; interest at LIBOR plus 3.0%	330,605	330,605
$42 million Note Payable due April 1, 2017; interest at LIBOR plus 1.25%	36,050	36,750
Payable to Affiliate	30,000	30,000

	2,601,408	2,621,534
Current portion of long-term debt	(1,050)	(1,050)

	$2,600,358	$2,620,484

Revolving Credit Facilities

As of June 30, 2011, no amounts were outstanding under the Wynn Las Vegas Revolving Credit Facilities. The Company had $19.5 million of outstanding letters of credit that reduce its availability under the Wynn Las Vegas Revolving Credit Facilities. Accordingly, the Company has availability of $347.5 million under the Wynn Las Vegas Revolving Credit Facilities as of June 30, 2011.

Debt Covenant Compliance

As of June 30, 2011, management believes the Company was in compliance with all debt covenants.

Fair Value of Long-term Debt

The net book value of the Company’s outstanding first mortgage notes was approximately $2.2 billion at both June 30, 2011 and December 31, 2010. The estimated fair value of the Company’s outstanding first mortgage notes, based on quoted market prices, was approximately $2.4 billion and $2.3 billion at June 30, 2011 and December 31, 2010, respectively. The net book value of the Company’s other debt instruments was approximately $410.9 million and $432 million at June 30, 2011 and December 31, 2010, respectively. The estimated fair value of the Company’s other debt instruments was approximately $408.8 million and $426.5 million at June 30, 2011 and December 31, 2010, respectively.

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

The Company currently has one interest rate swap agreement to hedge a portion of the underlying interest rate risk on borrowings under the Wynn Las Vegas credit facilities. Under this swap agreement, the Company pays a fixed interest rate of 2.485% on borrowings of $250 million incurred under the Wynn Las Vegas credit facilities in exchange for receipts on the same amount at a variable interest rate based on the applicable LIBOR at the time of payment. This interest rate swap fixes the interest rate on $250 million of borrowings at approximately 5.485%. This interest rate swap agreement matures in November 2012. As of June 30, 2011 and December 31, 2010, the fair value of this interest rate swap was a liability of $7.1 million and $8.5 million, respectively.

8. Related Party Transactions, net

Amounts Due to Affiliates, net

As of June 30, 2011, the Company’s current Due to affiliates was primarily comprised of construction payables of approximately $4.8 million, construction retention of approximately $2.1 million and other net amounts due to affiliates totaling $2.9 million (including corporate allocations discussed below). The long-term Due to affiliates is management fees of approximately $113.6 million (equal to 1.5% of net revenues and payable upon meeting certain leverage ratios as specified in the documents governing the Company’s credit facilities and the First Mortgage Notes indentures).

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

Corporate Allocations

The accompanying condensed consolidated statements of operations include allocations from Wynn Resorts for legal, accounting, human resources, information services, real estate, and other corporate support services. The corporate support service allocations have been determined on a basis that Wynn Resorts and the Company consider to be reasonable estimates of the utilization of service provided or the benefit received by the Company. Wynn Resorts maintains corporate offices at Wynn Las Vegas without charge from the Company. The Company settles these corporate allocation charges with Wynn Resorts on a periodic basis as discussed in “Amounts Due to Affiliates, net” above. For the three months ended June 30, 2011 and 2010, approximately $8 million and $5.2 million, respectively, were charged to the Company for such corporate allocations. For the six months ended June 30, 2011 and 2010, approximately $14.4 million and $12 million, respectively, were charged to the Company for such corporate allocations.

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

9. Property Charges and Other

Property charges generally include costs related to the retirement of assets for remodels and asset abandonments. Property charges and other for the three and six months ended June 30, 2011 were $2.6 million and $4.6 million, respectively and $0.5 million and $1.7 million for the three and six months ended June 30, 2010, respectively. The property charges for these periods related to miscellaneous renovations and abandonments at Wynn Las Vegas and Encore.

10. Commitments and Contingencies

Litigation

The Company does not have any material litigation as of June 30, 2011.

11. Consolidating Financial Information of Guarantors and Issuers

The following consolidating information relates to the Issuers of the First Mortgage Notes and their guarantor subsidiaries (World Travel, LLC; Las Vegas Jet, LLC; Wynn Show Performers, LLC; Wynn Golf, LLC; Kevyn, LLC; and Wynn Sunrise, LLC) and non-guarantor subsidiary (Wynn Completion Guarantor, LLC) as of June 30, 2011 and December 31, 2010, and for the three and six months ended June 30, 2011 and 2010.

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

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION

AS OF JUNE 30, 2011

(amounts in thousands)

(unaudited)

	Issuers	Guarantor Subsidiaries	Nonguarantor Subsidiary	Eliminating Entries	Total
ASSETS
Current assets:
Cash and cash equivalents	$138,470	$—	$5	$—	$138,475
Receivables, net	120,662	—	—	—	120,662
Inventories	54,861	—	—	—	54,861
Prepaid expenses and other	20,966	—	—	—	20,966

Total current assets	334,959	—	5	—	334,964
Property and equipment, net	3,439,683	192,091	—	—	3,631,774
Intangible assets, net	5,625	6,144	—	—	11,769
Deferred financing costs, net	44,340	—	—	—	44,340
Deposits and other assets	43,447	—	—	920	44,367
Investment in unconsolidated affiliates	(21,255)	3,933	—	21,255	3,933

Total assets	$3,846,799	$202,168	$5	$22,175	$4,071,147

LIABILITIES AND MEMBER’S EQUITY
Current liabilities:
Current portion of long-term debt	$—	$1,050	$—	$—	$1,050
Accounts payable	28,227	—	—	—	28,227
Accrued interest	51,302	—	—	—	51,302
Accrued compensation and benefits	53,934	1,290	—	—	55,224
Gaming taxes payable	13,339	—	—	—	13,339
Other accrued expenses	20,428	24	—	—	20,452
Customer deposits and other liabilities	68,854	—	—	—	68,854
Due to affiliates, net	(177,168)	193,945	(7,881)	920	9,816

Total current liabilities	58,916	196,309	(7,881)	920	248,264
Long-term debt	2,565,358	35,000	—	—	2,600,358
Due to affiliates, net	113,593	—	—	—	113,593
Interest rate swap	7,089	—	—	—	7,089

Total liabilities	2,744,956	231,309	(7,881)	920	2,969,304

Commitments and contingencies

Member’s equity:
Contributed capital	1,977,848	12,530	—	(12,530)	1,977,848
Retained earnings (deficit)	(876,005)	(41,671)	7,886	33,785	(876,005)

Total member’s equity	1,101,843	(29,141)	7,886	21,255	1,101,843

Total liabilities and member’s equity	$3,846,799	$202,168	$5	$22,175	$4,071,147

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION

AS OF DECEMBER 31, 2010

(amounts in thousands)

(unaudited)

	Issuers	Guarantor Subsidiaries	Nonguarantor Subsidiary	Eliminating Entries	Total
ASSETS
Current assets:
Cash and cash equivalents	$52,535	$—	$5	$—	$52,540
Receivables, net	124,814	—	—	—	124,814
Inventories	64,520	—	—	—	64,520
Prepaid expenses and other	20,778	410	—	—	21,188

Total current assets	262,647	410	5	—	263,062
Property and equipment, net	3,537,264	193,947	—	—	3,731,211
Intangible assets, net	6,660	6,144	—	—	12,804
Deferred financing costs, net	47,300	—	—	—	47,300
Deposits and other assets	47,437	3	—	2,630	50,070
Investment in unconsolidated affiliates	(19,685)	4,069	—	19,685	4,069

Total assets	$3,881,623	$204,573	$5	$22,315	$4,108,516

LIABILITIES AND MEMBER’S EQUITY
Current liabilities:
Current portion of long-term debt	$—	$1,050	$—	$—	$1,050
Accounts payable	35,837	—	—	—	35,837
Accrued interest	54,083	—	—	—	54,083
Accrued compensation and benefits	38,219	1,086	—	—	39,305
Gaming taxes payable	9,963	—	—	—	9,963
Other accrued expenses	17,361	31	—	—	17,392
Customer deposits	93,355	—	—	—	93,355
Due to affiliates, net	(160,735)	194,277	(7,881)	2,630	28,291

Total current liabilities	88,083	196,444	(7,881)	2,630	279,276
Long-term debt	2,584,784	35,700	—	—	2,620,484
Due to affiliates, net	101,797	—	—	—	101,797
Interest rate swap	8,457	—			8,457

Total liabilities	2,783,121	232,144	(7,881)	2,630	3,010,014

Commitments and contingencies

Member’s equity:
Contributed capital	1,973,424	12,530	—	(12,530)	1,973,424
Retained earnings (deficit)	(874,922)	(40,101)	7,886	32,215	(874,922)

Total member’s equity	1,098,502	(27,571)	7,886	19,685	1,098,502

Total liabilities and member’s equity	$3,881,623	$204,573	$5	$22,315	$4,108,516

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

THREE MONTHS ENDED JUNE 30, 2011

(amounts in thousands)

(unaudited)

	Issuers	Guarantor Subsidiaries	Nonguarantor Subsidiary	Eliminating Entries	Total
Operating revenues:
Casino	$158,270	$—	$—	$—	$158,270
Rooms	91,055	—	—	—	91,055
Food and beverage	125,994	—	—	—	125,994
Entertainment, retail and other	58,787	—	—	(98)	58,689

Gross revenues	434,106	—	—	(98)	434,008
Less: promotional allowances	(42,994)	—	—	—	(42,994)

Net revenues	391,112	—	—	(98)	391,014

Operating costs and expenses:
Casino	69,712	—	—	—	69,712
Rooms	31,225	—	—	—	31,225
Food and beverage	70,399	—	—	—	70,399
Entertainment, retail and other	36,903	—	—	—	36,903
General and administrative	56,008	(196)	—	(98)	55,714
Provision for doubtful accounts	3,772	—	—	—	3,772
Management fees	5,867	—	—	—	5,867
Pre-opening costs	—	—	—	—	—
Depreciation and amortization	65,325	928	—	—	66,253
Property charges and other	2,560	—	—	—	2,560

Total operating costs and expenses	341,771	732	—	(98)	342,405

Operating income (loss)	49,341	(732)	—	—	48,609

Other income (expense):
Interest income	66	—	—	—	66
Interest expense, net of capitalized interest	(50,166)	(151)	—	—	(50,317)
Increase in swap fair value	27	—	—	—	27
Gain/(loss) on extinguishment of debt/exchange offer	—	—	—	—	—
Equity in income (loss) from unconsolidated affiliates	(785)	98	—	785	98

Other income (expense), net	(50,858)	(53)	—	785	(50,126)

Net income (loss)	$(1,517)	$(785)	$—	$785	$(1,517)

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

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

SIX MONTHS ENDED JUNE 30, 2011

(amounts in thousands)

(unaudited)

	Issuers	Guarantor Subsidiaries	Nonguarantor Subsidiary	Eliminating Entries	Total
Operating revenues:
Casino	$352,515	$—	$—	$—	$352,515
Rooms	179,011	—	—	—	179,011
Food and beverage	232,134	—	—	—	232,134
Entertainment, retail and other	114,340	—	—	(254)	114,086

Gross revenues	878,000	—	—	(254)	877,746
Less: promotional allowances	(91,695)	—	—	—	(91,695)

Net revenues	786,305	—	—	(254)	786,051

Operating costs and expenses:
Casino	154,184	—	—	—	154,184
Rooms	61,023	—	—	—	61,023
Food and beverage	131,507	—	—	—	131,507
Entertainment, retail and other	74,588	—	—	—	74,588
General and administrative	110,594	(332)	—	(254)	110,008
Provision for doubtful accounts	8,524	—	—	—	8,524
Management fees	11,795	—	—	—	11,795
Pre-opening costs	—	—	—	—	—
Depreciation and amortization	130,193	1,856	—	—	132,049
Property charges and other	4,590	—	—	—	4,590

Total operating costs and expenses	686,998	1,524	—	(254)	688,268

Operating income (loss)	99,307	(1,524)	—	—	97,783

Other income (expense):
Interest income	139	—	—	—	139
Interest expense, net of capitalized interest	(100,327)	(300)	—	—	(100,627)
Increase in swap fair value	1,368				1,368
Loss on exchange offer	—	—	—	—	—
Equity in income (loss) from unconsolidated affiliates	(1,570)	254	—	1,570	254

Other income (expense), net	(100,390)	(46)	—	1,570	(98,866)

Net income (loss)	$(1,083)	$(1,570)	$—	$1,570	$(1,083)

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

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS INFORMATION

SIX MONTHS ENDED JUNE 30, 2011

(amounts in thousands)

(unaudited)

	Issuers	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminating Entries	Total
Cash flows from operating activities:
Net income (loss)	$(1,083)	$(1,570)	$—	$1,570	$(1,083)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	130,193	1,856	—	—	132,049
Stock-based compensation	4,424	—	—	—	4,424
Amortization and writeoff of deferred financing costs and other	6,592	—	—	—	6,592
Equity in income (loss) from unconsolidated affiliates, net of distributions	1,570	136	—	(1,570)	136
Provision for doubtful accounts	8,524	—	—	—	8,524
Property charges and other	2,701	—	—	—	2,701
Increase in swap fair value	(1,368)	—	—	—	(1,368)
Increase (decrease) in cash from changes in:
Receivables	(4,372)	—	—	—	(4,372)
Inventories and prepaid expenses and other	9,081	413	—	—	9,494
Accounts payable, accrued expenses and other	(14,079)	197	—	—	(13,882)
Due to affiliates, net	(4,135)	(1,457)	—	—	(5,592)

Net cash provided by (used in) operating activities	138,048	(425)	—	—	137,623

Cash flows from investing activities:
Capital expenditures, net of construction payables and retentions	(34,758)	—	—	—	(34,758)
Deposits and other assets	(1,603)	—	—	—	(1,603)
Due to affiliates, net	4,307	1,125	—	—	5,432
Proceeds from sale of assets	54	—	—	—	54

Net cash provided by (used in) investing activities	(32,000)	1,125	—	—	(30,875)

Cash flows from financing activities:
Principal payments on long-term debt	(20,055)	(700)	—	—	(20,755)
Proceeds from issuance of long-term debt	—	—	—	—	—
Payments of financing costs	(58)	—	—	—	(58)

Net cash used in financing activities	(20,113)	(700)	—	—	(20,813)

Cash and cash equivalents:
Increase in cash and cash equivalents	85,935	—	—	—	85,935
Balance, beginning of period	52,535	—	5	—	52,540

Balance, end of period	$138,470	$—	$5	$—	$138,475

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

Construction and Future Development

In response to our evaluation of our property and the reactions of our guests, we have and expect to continue to remodel and make enhancements and refinements to our resort complex. In January 2011, we completed a refurbishment and upgrade to the resort rooms at Wynn Las Vegas. A remodel of the suites was completed in early May 2011. These remodels were completed at a cost of $61 million, substantially less than the project budget of $83 million.

Approximately 142 acres of land immediately adjacent to Wynn Las Vegas is currently improved with a golf course. While we may develop this property in the future; due to the current economic environment and certain restrictions in our credit facilities, we have no immediate plans to develop this property.

Results of Operations

We offer gaming, hotel accommodations, dining, entertainment, retail shopping, convention services and other amenities at Wynn Las Vegas I Encore. We currently rely solely upon the operations of this resort complex for our operating cash flow. Concentration of our cash flow in one resort complex exposes us to certain risks that competitors, whose operations are more diversified, may be better able to control. In addition to the concentration of operations in a single resort complex, many of our customers are high-end gaming customers who wager on credit, thus exposing us to credit risk. High-end gaming also increases the potential for variability in our results.

For the three and six months ended June 30, 2011, we benefited from a higher than normal table games win percentage, improved ADR, and an overall increase in all other revenue streams including entertainment, food and beverage. While we experienced a decrease in occupancy rate over the prior year, we were able to achieve an increase in average daily rate as we adjusted rates to attract a higher quality customer who would take advantage of all aspects of our resort. While we benefited from higher win percentages on our table games and higher non-casino revenues during the quarter, the economic environment in the Las Vegas market remains uncertain.

We recorded a net loss for the three months ended June 30, 2011 of $1.5 million compared to a net loss of $68.7 million recorded for the three months ended June 30, 2010. For the six months ended June 30, 2011, we recorded a net loss of $1.1 million compared to a net loss of $150.4 million for the six months ended June 30, 2010. This improvement was primarily a result of increased departmental profits, especially in the casino department and the hotel department. See below for a more detailed discussion regarding our results.

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

Financial results for the three months ended June 30, 2011 compared to the three months ended June 30, 2010.

Revenues

Net revenues for the three months ended June 30, 2011 are comprised of $158.3 million in casino revenues (40.5% of total net revenues) and $232.7 million of net non-casino revenues (59.5% of total net revenues). Net revenues for the three months ended June 30, 2010 were comprised of $117.2 million in casino revenues (36.8% of total net revenues) and $201.1 million of net non-casino revenues (63.2% of total net revenues).

Casino revenues are comprised of the net win from our table games and slot machine operations. We experienced an increase in casino revenues of approximately $41.1 million (35%) to $158.3 million for the three months ended June 30, 2011, compared to $117.2 million for the three months ended June 30, 2010. During the three months ended June 30, 2011, we experienced a 10% increase in drop and an increase in the average table games win percentage compared to the prior year quarter. Our average table games win percentage (before discounts) of 27.6% was above the expected range of 21% to 24% for the three months ended June 30, 2011. For the three months ended June 30, 2010, our average table games win percentage (before discounts) was 20%. Slot machine handle increased 2.1% during the three months ended June 30, 2011 as compared to 2010, however slot machine win decreased 1% compared to the prior year quarter as our hold percentage decreased.

For the three months ended June 30, 2011, room revenues were approximately $91 million, which represents a $12.2 million (15.5%) increase over the $78.8 million generated in the three months ended June 30, 2010. While we experienced a decrease in occupancy over the prior year quarter, we were able to achieve an increase in Average Daily Rate (“ADR”) as we adjusted rates to attract a higher quality customer who would take advantage of all aspects of our resort. See the table below for key operating measures related to our room revenue.

	Three Months Ended June 30,
	2011	2010
Average Daily Rate	$240	$197
Occupancy	89.2%	92.6%
REVPAR	$214	$182

Other non-casino revenues for the three months ended June 30, 2011, which included food and beverage revenues of approximately $126 million, retail revenues of approximately $22.9 million, entertainment revenues of approximately $19 million, and other revenues from outlets, including the spa and salon, of approximately $16.8 million improved over the prior year quarter. Other non-casino revenues for the three months ended June 30, 2010 included: food and beverage revenues of approximately $111.5 million, retail revenues of approximately $21.5 million, entertainment revenues of approximately $15.6 million, and other revenues from outlets such as the spa and salon, of approximately $16.8 million. Food and beverage revenues increased primarily due to the opening of the Encore Beach Club and Surrender Nightclub in May 2010 as well our hotel restaurants and catering. Entertainment revenues increased over the prior year quarter primarily due to increased revenue from the Garth Brooks show in the Encore Theater.

Departmental, Administrative and Other Expenses

For the three months ended June 30, 2011, departmental expenses included casino expenses of $69.7 million, room expense of $31.2 million, food and beverage expenses of $70.4 million, and entertainment, retail and other expenses of $36.9 million. Also included are general and administrative expenses of $55.7 million and $3.8 million charged as a provision for doubtful accounts receivable. For the three months ended June 30, 2010, departmental expenses included casino expense of $68.6 million, room expense of $30.9 million, food and beverage expense of $68.4 million, and entertainment, retail and other expense of $33.6 million. Also included are general and administrative expenses $57.1 million and $2.6 million charged as a provision for doubtful accounts receivable.

Room expenses were flat as the increase in revenue was due to increased average daily rates. Food and beverage expenses increased commensurate with the increase in revenues. Entertainment, retail and other expense increased primarily due to additional Garth Brooks performances compared to the three months ended June 30, 2010. General and administrative expenses decreased primarily as a result of lower property tax expense.

Management fees

Since opening Wynn Las Vegas, management fees payable to Wynn Resorts for certain corporate management services have been charged and accrued at a rate equal to 1.5% of net revenues. These fees will be paid upon meeting certain leverage ratios and satisfying certain other criteria set forth in our credit facilities and the First Mortgage Notes indentures. Management fees were $5.9 million for the three months ended June 30, 2011, compared to $4.8 million for the three months ended June 30, 2010.

Pre-opening costs

We incurred no pre-opening costs for the three months ended June 30, 2011. For the three months ended June 30, 2010, we incurred $1.6 million of pre-opening costs. Pre-opening costs incurred during the three months ended June 30, 2010, were related the Encore Beach Club which opened in the second quarter of 2010.

Depreciation and amortization

Depreciation and amortization for the three months ended June 30, 2011 was $66.3 million compared to $67.6 million for the three months ended June 30, 2010. This decrease is primarily due to assets with a 5-year life being fully depreciated as of April 2010 at Wynn Las Vegas, offset by depreciation of the assets of the Encore Beach Club which were placed in to service in May 2010.

Property charges and other

Property charges and other for the three months ended June 30, 2011, were $2.6 million compared to $0.5 million for the three months ended June 30, 2010. Property charges and other for the three months ended June 30, 2011 and 2010, related to miscellaneous renovations and abandonments at Wynn Las Vegas and Encore.

In response to our evaluation of our resort complex and the reactions of our guests, we continue to make enhancements. The costs relating to assets retired as a result of these enhancement and remodel efforts will be expensed as property charges.

Other non-operating costs and expenses

Interest expense was $50.3 million, net of capitalized interest of $0, for the three months ended June 30, 2011, compared to $46.2 million net of capitalized interest of $0.4 million for the three months ended June 30, 2010. Interest expense increased approximately $4.1 million primarily due to an increase in interest rates on our first mortgage notes.

Changes in the fair value of our interest rate swaps are recorded as an increase (or decrease) in swap fair value in each period. We recorded a gain of $27,000 for the three months ended June 30, 2011, resulting from the increase in the fair value of our interest rate swap from March 31, 2011 to June 30, 2011. We recorded an expense of $2.3 million for the three months ended June 30, 2010, resulting from the decrease in the fair value of our interest rate swap from March 31, 2010 to June 30, 2010.

Financial results for the six months ended June 30, 2011 compared to the six months ended June 30, 2010.

Revenues

Net revenues for the six months ended June 30, 2011 are comprised of $352.5 million in casino revenues (44.8% of total net revenues) and $433.5 million of net non-casino revenues (55.2% of total net revenues). Net revenues for the six months ended June 30, 2010 were comprised of $256.7 million in casino revenues (40.3% of total net revenues) and $380.2 million of net non-casino revenues (59.7% of total net revenues).

Casino revenues are comprised of the net win from our table games and slot machine operations. We experienced an increase in casino revenues of $95.8 million (or 37.3%) to $352.5 million for the six months ended June 30, 2011, compared to $256.7 million for the six months ended June 30, 2010. For the six months ended June 30, 2011, we experienced a 12.1% increase in drop and an increase in the average table games win percentage compared to the prior year. Our average table games win percentage (before discounts) of 29.1% was above the expected range of 21% to 24% for the six months ended June 30, 2011. For the six months ended June 30, 2010, our average table games win percentage (before discounts) was 21.7%. Slot machine handle increased 4.3% during the six months ended June 30, 2011 as compared to 2010 and slot machine win increased 8.2% compared to the prior year.

For the six months ended June 30, 2011, room revenues were $179 million, which represents a $22.6 million (or 14.4%) increase over the $156.4 million generated in the six months ended June 30, 2010. While we experienced a decrease in occupancy over the prior year, we were able to achieve an increase in Average Daily Rate (“ADR”) as we adjusted rates to attract a high quality customer who would take advantage of all aspects of our resort. See the table below for key operating measures related to our room revenue.

	Six Months Ended June 30,
	2011	2010
Average Daily Rate	$240	$200
Occupancy	88.5%	91.0%
REVPAR	$212	$182

Other non-casino revenues for the six months ended June 30, 2011 include: food and beverage revenues of $232.1 million, retail revenues of $43 million, entertainment revenues of $39.7 million, and other revenues from outlets such as the spa and salon, of $31.4 million. Other non-gaming revenues for the six months ended June 30, 2010 included food and beverage revenues of $207.4 million, retail revenues of $40.4 million, entertainment revenues of $33.7 million, and other revenues from outlets, including the spa and salon, of $31.4 million. The increase in food and beverage revenue is due primarily to business in our nightclubs including the opening of the Encore Beach Club and Surrender nightclub in May 2010. Entertainment revenues increased over the prior year primarily due to performances by Garth Brooks in the Encore Theater and the Sinatra “Dance with Me” show which ended its run on April 23, 2011.

Departmental, Administrative and Other Expenses

For the six months ended June 30, 2011, departmental expenses included casino expenses of $154.2 million, room expenses of $61 million, food and beverage expenses of $131.5 million, and entertainment, retail and other expenses of $74.6 million. Also included are general and administrative expenses of approximately $110 million and approximately $8.5 million charged as a provision for doubtful accounts receivable. For the six months ended June 30, 2010, departmental expenses included casino expenses of $145.4 million, room expenses of $61.5 million, food and beverage expenses of $126.4 million, and entertainment, retail and other expenses of $69.5 million. Also included are general and administrative expenses of approximately $116.9 million and approximately $9.3 million charged as a provision for doubtful accounts receivable.

Room expenses were flat as the increase in revenue was due to increased average daily rates. Food and beverage expenses increased commensurate with the increase in revenues. Entertainment, retail, and other expense increased primarily as a result of the Sinatra “Dance with Me” show that began in December 2010 and ended its run in April 2011. General and administrative expenses decreased primarily as a result of lower property tax expense and reduced property maintenance costs.

Management fees

Since opening Wynn Las Vegas, management fees payable to Wynn Resorts for certain corporate management services have been charged and accrued at a rate equal to 1.5% of net revenues. These fees will be paid upon meeting certain leverage ratios and satisfying certain other criteria set forth in our credit facilities and the First Mortgage Notes indentures. Management fees were $11.8 million for the six months ended June 30, 2011, compared to $9.6 million for the six months ended June 30, 2010.

Pre-opening costs

For the six months ended June 30, 2011, we incurred no pre-opening costs. Pre-opening costs incurred during the six months ended June 30, 2010 of $2 million were related the Encore Beach Club which opened in May 2010.

Depreciation and amortization

Depreciation and amortization for the six months ended June 30, 2011 was $132 million compared to $146.5 million for the six months ended June 30, 2010. This decrease is primarily due to assets with a 5-year life being fully depreciated as of April 2010 at Wynn Las Vegas, off set by depreciation of the assets of the Encore Beach Club which were placed into service in May 2010.

Property charges and other

Property charges and other for the six months ended June 30, 2011, were $4.6 million compared to $1.7 million for the six months ended June 30, 2010. Property charges and other for the six months ended June 30, 2011 and 2010, related to miscellaneous renovations and abandonments at Wynn Las Vegas and Encore.

In response to our evaluation of our resort complex and the reactions of our guests, we continue to make enhancements. The costs relating to assets retired as a result of these enhancement and remodel efforts will be expensed as property charges.

Other non-operating costs and expenses

Interest expense was $100.6 million, net of capitalized interest of $0, for the six months ended June 30, 2011, compared to $91.3 million, net of capitalized interest of $0.6 million for the six months ended June 30, 2010.

Changes in the fair value of our interest rate swaps are recorded as an increase (or decrease) in swap fair value in each period. We recorded a gain of $1.4 million for the six months ended June 30, 2011, resulting from the increase in the fair value of our interest rate swap from December 31, 2010 to June 30, 2011. We recorded an expense of $4.6 million for the six months ended June 30, 2010, resulting from the decrease in the fair value of our interest rate swap from December 31, 2009 to June 30, 2010.

As described in our 2010 Annual Report on Form 10-K we completed an exchange offer for a portion of our 6 5/8% first mortgage notes in April 2010. In connection with that exchange offer, the direct costs incurred with third parties of $3.2 million was expensed.

Liquidity and Capital Resources

Cash Flow from Operations

Our operating cash flows primarily consist of our operating income generated by our resort complex (excluding depreciation and other non-cash charges), interest paid, and changes in working capital accounts such as receivables, inventories, prepaid expenses, and payables. Our table games play is a mix of cash play and credit play, while our slot machine play is conducted primarily on a cash basis. A significant portion of our table games revenue is attributable to the play of a limited number of premium international customers who gamble on credit. The ability to collect these gaming receivables may impact our operating cash flow for the period. Our rooms, food and beverage, and entertainment, retail, and other revenue is conducted primarily on a cash basis or as a trade receivable. Accordingly, operating cash flows will be impacted by changes in operating income and accounts receivables.

Net cash provided by operations for the six months ended June 30, 2011 was $137.6 million compared to $27.1 million provided by operations for the six months ended June 30, 2010. This increase is primarily due to the increase in operating income as a result of increased casino and rooms department profitability. Cash flow from operations were negatively impacted by a $16 million increase in cash paid for interest as our interest payment dates changed with the refinancing we completed last year and ordinary changes in working capital.

Capital Resources

At June 30, 2011, we had approximately $138.5 million of cash and cash equivalents available for use without restriction, including for operations, debt service and retirement, new development activities, enhancements to Wynn Las Vegas and Encore and general corporate purposes. We require a certain amount of cash on hand for operations. We anticipate such funds, together with any other cash needs during 2011 in excess of what we generate from operations or additional borrowings, will be provided with capital contributions from Wynn Resorts. As of June 30, 2011, we had approximately $347.5 million available to draw under our Wynn Las Vegas credit facilities. Except for scheduled quarterly payments on one note payable, we have no debt maturities until July 2013.

Investing Activities

Capital expenditures were approximately $34.8 million for the six months ended June 30, 2011 and related primarily to the room and suite remodel that began last year. Capital expenditures were approximately $84.1 million for the six months ended June 30, 2010, and related primarily to the Encore Beach Club and Surrender Nightclub.

Financing Activities

As of June 30, 2011, our Wynn Las Vegas credit facilities, as amended, (collectively the “Wynn Las Vegas Credit Facilities”) consisted of a $108.5 million revolving credit facility, due July 2013 and a $258.4 million revolving credit facility due July 2015 (together the “Wynn Las Vegas Revolver”), and a fully drawn $44.3 million term loan facility due August 2013 and a fully drawn $330.6 million term loan facility due August 2015 (together the “Wynn Las Vegas Term Loan”). During the six months ended June 30, 2011, we repaid approximately $20.1 million of borrowings under the Wynn Las Vegas Revolver. As of June 30, 2011, the Wynn Las Vegas Term Loan was fully drawn and we had no borrowings outstanding under the Wynn Las Vegas Revolver. We had $19.5 million of outstanding letters of credit that reduce our availability under the Wynn Las Vegas Revolver. Accordingly, we have availability of approximately $347.5 million under the Wynn Las Vegas Revolver as of June 30, 2011.

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

Critical Accounting Policies and Estimates

A description of our critical accounting policies is included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2010. There have been no material changes to these policies for the six months ended June 30, 2011.

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

Interest Rate Swaps

As of June 30, 2011, we have one interest rate swap agreement to hedge a portion of the underlying interest rate risk on borrowings under the Wynn Las Vegas Credit Agreement. Under this swap agreement, we pay a fixed interest rate of 2.485% on borrowings of $250 million incurred under the Wynn Las Vegas Credit Agreement in exchange for receipts on the same amount at a variable interest rate based on the applicable LIBOR at the time of payment. This interest rate swap fixes the interest rate on $250 million of borrowings under the Wynn Las Vegas Credit Agreement at approximately 5.485%. This interest rate swap agreement matures in November 2012. Changes in the fair value of this interest rate swap have and will continue to be recorded as an Increase (decrease) in swap fair value in our Condensed Consolidated Statements of Operations as the swap does not qualify for hedge accounting.

As of June 30, 2011, our interest rate swap had an approximate liability fair value of $7.1 million and is included in long-term liabilities in the accompanying Condensed Consolidated Balance Sheets. The fair value approximates the amount we would have paid if this contract had settled at the valuation date. Fair value is estimated based upon current, and predictions of future, interest rate levels along a yield curve, the remaining duration of the instruments and other market conditions, and therefore, is subject to significant estimation and a high degree of variability of fluctuation between periods.

Interest Rate Sensitivity

As of June 30, 2011, approximately 94% of our long-term debt was based on fixed rates including the notional amount of our swap. Based on our borrowings as of June 30, 2011, an assumed 1% change in variable rates would cause our annual interest cost to change by $1.6 million.

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

Part II—OTHER INFORMATION

Item 1A. Risk Factors

A description of our risk factors can be found in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010. There were no material changes to those risk factors during the six months ended June 30, 2011.

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

Item 6. Exhibits

(a) Exhibits

EXHIBIT INDEX

Exhibit No.	Description

3.1	Second Amended and Restated Articles of Organization of Wynn Las Vegas, LLC. (1)

3.2	Second Amended and Restated Operating Agreement of Wynn Las Vegas, LLC. (1)

*31.1	Certification of Principal Executive Officer of Periodic Report Pursuant to Rule 13a – 14(a) and Rule 15d – 14(a).

*31.2	Certification of Principal Financial Officer of Periodic Report Pursuant to Rule 13a – 14(a) and Rule 15d – 14(a).

*32	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350.

*101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed with the SEC on August 9, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2011 and 2010, (ii) the Condensed Consolidated Balance Sheets at June 30, 2011 and December 31 2010, (iii) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010, and (iv) Notes to Condensed Consolidated Financial Statements. **

*	Filed herewith.

**	Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this quarterly Report on Form 10-Q shall be deemed to be not filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.

(1)	Previously filed with the Registration Statement on Form S-4 filed by the Registrant on April 13, 2005 (File No. 333-124052) and incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WYNN LAS VEGAS

Dated: August 9, 2011	By:	/S/ SCOTT PETERSON
Scott Peterson
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)