Form 10-Q
period 2011-09-30
WYNN LAS VEGAS LLC
filed 2011-11-09
CIK 1180638

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 333-100768

WYNN LAS VEGAS, LLC

(Exact name of registrant as specified in its charter)

NEVADA	88-0494875
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3131 Las Vegas Boulevard South – Las Vegas, Nevada 89109

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

Wynn Resorts Holdings, LLC owns all of the membership interests of the Registrant as of November 8, 2011.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

Part I – FINANCIAL INFORMATION

Item 1.	Financial Statements

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands)

(unaudited)

	September 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$156,955	$52,540
Receivables, net	120,401	124,814
Inventories	53,444	64,520
Prepaid expenses and other	19,011	21,188

Total current assets	349,811	263,062
Property and equipment, net	3,569,815	3,731,211
Intangible assets, net	11,251	12,804
Deferred financing costs, net	42,802	47,300
Deposits and other assets	42,499	50,070
Investment in unconsolidated affiliates	3,990	4,069

Total assets	$4,020,168	$4,108,516

LIABILITIES AND MEMBER’S EQUITY
Current liabilities:
Current portion of long-term debt	$1,050	$1,050
Accounts payable	27,219	35,837
Accrued interest	42,029	54,083
Accrued compensation and benefits	52,077	39,305
Gaming taxes payable	12,142	9,963
Other accrued expenses	20,116	17,392
Customer deposits	89,719	93,355
Due to affiliates, net	700	28,291

Total current liabilities	245,052	279,276
Long-term debt	2,596,315	2,620,484
Due to affiliates, net	118,802	101,797
Interest rate swap	5,962	8,457
Other	86	—

Total liabilities	2,966,217	3,010,014

Commitments and contingencies (Note 10)
Member’s equity:
Contributed capital	1,979,465	1,973,424
Accumulated deficit	(925,514)	(874,922)

Total member’s equity	1,053,951	1,098,502

Total liabilities and member’s equity	$4,020,168	$4,108,516

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousand)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Operating revenues:
Casino	$126,915	$138,381	$479,430	$395,081
Rooms	89,710	75,594	268,721	232,030
Food and beverage	119,342	111,809	351,476	319,229
Entertainment, retail and other	57,199	51,995	171,285	157,523

Gross revenues	393,166	377,779	1,270,912	1,103,863
Less: promotional allowances	(45,912)	(43,276)	(137,607)	(132,432)

Net revenues	347,254	334,503	1,133,305	971,431

Operating costs and expenses:
Casino	70,960	70,748	225,144	216,160
Rooms	30,386	29,855	91,409	91,305
Food and beverage	68,455	67,577	199,962	193,947
Entertainment, retail and other	36,481	35,920	111,069	105,371
General and administrative	57,625	59,071	167,633	175,966
Provision for doubtful accounts	5,362	2,541	13,886	11,823
Management Fees	5,209	5,020	17,004	14,581
Pre-opening costs	—	84	—	2,053
Depreciation and amortization	66,545	63,330	198,594	209,839
Property charges and other	6,646	16,552	11,236	18,288

Total operating costs and expenses	347,669	350,698	1,035,937	1,039,333

Operating income (loss)	(415)	(16,195)	97,368	(67,902)

Other income (expense):
Interest income and other	65	118	204	298
Interest expense, net of capitalized interest	(50,343)	(51,442)	(150,970)	(142,726)
Increase (decrease) in swap fair value	1,127	(1,314)	2,495	(5,869)
Loss on extinguishment of debt/exchange offer	—	(66,281)	—	(69,433)
Equity in income from unconsolidated affiliates	57	133	311	212

Other income (expense), net	(49,094)	(118,786)	(147,960)	(217,518)

Net loss	$(49,509)	$(134,981)	$(50,592)	$(285,420)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(50,592)	$(285,420)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	198,594	209,839
Stock-based compensation	6,041	8,800
Loss on extinguishment of debt/exchange offer	—	64,673
Amortization and write-off of deferred financing costs, and other	10,301	12,102
Equity in income of unconsolidated affiliates, net of distributions	79	(212)
Provision for doubtful accounts	13,886	11,823
Property charges and other	9,305	3,339
(Increase) decrease in swap fair value	(2,495)	5,869
Increase (decrease) in cash from changes in:
Receivables	(9,473)	6,367
Inventories and prepaid expenses and other	12,741	14,067
Accounts payable and accrued expenses	(8,597)	13,013
Due to affiliates, net	(9,158)	15,003

Net cash provided by operating activities	170,632	79,263

Cash flows from investing activities:
Capital expenditures, net of construction payables and retention	(44,829)	(108,700)
Deposits and other assets	(2,046)	(5,371)
Proceeds from sale of assets	250	218
Due to affiliates, net	5,589	3,776

Net cash used in investing activities	(41,036)	(110,077)

Cash flows from financing activities:
Principal payments on long-term debt	(25,123)	(1,603,730)
Proceeds from issuance of long-term debt	—	1,676,528
Capital contribution from Parent	—	50,000
Payments of financing costs	(58)	(72,101)

Net cash (used in) provided by financing activities	(25,181)	50,697

Cash and cash equivalents:
Increase in cash and cash equivalents	104,415	19,883
Balance, beginning of period	52,540	66,354

Balance, end of period	$156,955	$86,237

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

Wynn Las Vegas Capital Corp. (“Wynn Capital”) is a wholly owned subsidiary of the Company incorporated on June 3, 2002, solely for the purpose of obtaining financing for Wynn Las Vegas. Wynn Capital is authorized to issue 2,000 shares of common stock, par value $0.01. At September 30, 2011, the Company owned the one share that was issued and outstanding. Wynn Capital has neither any significant net assets nor has had any operating activity. Its sole function is to serve as the co-issuer of the mortgage notes described below. Wynn Las Vegas, LLC and Wynn Capital together are hereinafter referred to as the “Issuers”.

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

The accompanying condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results for the interim periods have been made. The results for the three and nine months ended September 30, 2011 are not necessarily indicative of results to be expected for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

2.	Summary of Significant Accounting Policies

Accounts Receivable and Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of casino accounts receivable. The Company issues credit in the form of “markers” to approved casino customers following investigations of creditworthiness. As of September 30, 2011 and December 31, 2010, approximately 70% and 75% respectively, of the Company’s markers were due from customers residing in foreign countries, primarily in Asia. Business or economic conditions or other significant events in these countries could affect the collectibility of such receivables.

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

The retail value of accommodations, food and beverage, and other services furnished to guests without charge is included in gross revenue and then deducted as promotional allowances. The estimated cost of providing such promotional allowances is primarily included in casino expenses as follows (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Rooms	$9,044	$9,465	$27,570	$30,396
Food and beverage	14,505	14,640	43,584	44,150
Entertainment, retail and other	3,688	5,076	11,227	14,947

	$27,237	$29,181	$82,381	$89,493

Gaming Taxes

The Company is subject to taxes based on gross gaming revenues, subject to applicable adjustments. These gaming taxes are an assessment on the Company’s gaming revenues and are recorded as an expense within the “Casino” line item in the accompanying Condensed Consolidated Statements of Operations. For the three months ended September 30, 2011 and 2010, gaming taxes totaled approximately $8.9 million and $10 million, respectively. For the nine months ended September 30, 2011 and 2010, gaming taxes totaled approximately $34.1 million and $27.9 million, respectively.

Advertising Costs

The Company expenses advertising costs the first time the advertising takes place. Advertising costs incurred in development periods are included in pre-opening costs. Once a project is completed, advertising costs are included in general and administrative expenses. For the three months ended September 30, 2011 and 2010, advertising costs totaled approximately $4.6 million and $4 million, respectively. For the nine months ended September 30, 2011 and 2010, advertising costs totaled approximately $10.8 million and $10.4 million, respectively.

Stock-Based Compensation

The Company accounts for stock-based compensation related to equity shares of Wynn Resorts granted to its employees by recognizing the costs of the employee services received in exchange for the equity award instrument based on the grant date fair value of the awards over the service period. For the nine months ended September 30, 2011 and 2010, the Company recorded $6 million and $8.8 million, respectively, in share based compensation with a corresponding credit to contributed capital.

3.	Supplemental Disclosure of Cash Flow Information

Interest paid for the nine months ended September 30, 2011 and 2010 totaled approximately $157.5 million and $107 million, respectively. Interest capitalized for the nine months ended September 30, 2010 totaled approximately $0.6 million. There was no interest capitalized during the nine months ended September 30, 2011.

During the nine months ended September 30, 2011 and 2010, capital expenditures include a decrease of approximately $7.5 million and $7.6 million respectively, in construction payables and retention recorded through amounts due to affiliates.

4.	Receivables, net

Receivables, net consisted of the following (amounts in thousands):

	September 30, 2011	December 31, 2010
Casino	$165,028	$167,844
Hotel	14,927	16,512
Other	13,496	11,534

	193,451	195,890
Less: allowance for doubtful accounts	(73,050)	(71,076)

	$120,401	$124,814

5.	Property and Equipment, net

Property and equipment, net consisted of the following (amounts in thousands):

	September 30, 2011	December 31, 2010
Land and improvements	$719,842	$719,753
Buildings and improvements	2,607,436	2,591,246
Airplane	44,364	44,349
Furniture, fixtures and equipment	1,342,685	1,347,601
Construction in progress	6,400	19,281

	4,720,727	4,722,230
Less: accumulated depreciation	(1,150,912)	(991,019)

	$3,569,815	$3,731,211

6.	Long-Term Debt

Long-term debt consisted of the following (amounts in thousands):

	September 30, 2011	December 31, 2010
7 7/8% First Mortgage Notes, due November 1, 2017, net of original issue discount of $8,862 at September 30, 2011 and $9,678 at December 31, 2010	$491,138	$490,322
7 7/8% First Mortgage Notes, due May 1, 2020, net of original issue discount of $2,351 at September 30, 2011 and $2,489 at December 31, 2010	349,659	349,521
7 3/4% First Mortgage Notes, due August 15, 2020	1,320,000	1,320,000
Revolving Credit Facility, due July 15, 2013; interest at LIBOR plus 3.0%	—	3,868
Revolving Credit Facility, due July 17, 2015; interest at LIBOR plus 3.0%	—	16,187
Term Loan Facility, due August 15, 2013; interest at LIBOR plus 1.875%	40,263	44,281
Term Loan Facility, due August 17, 2015; interest at LIBOR plus 3.0%	330,605	330,605
$42 million Note Payable due April 1, 2017; interest at LIBOR plus 1.25%	35,700	36,750
Payable to Affiliate	30,000	30,000

	2,597,365	2,621,534
Current portion of long-term debt	(1,050)	(1,050)

	$2,596,315	$2,620,484

Revolving Credit Facilities

As of September 30, 2011, no amounts were outstanding under the Wynn Las Vegas Revolving Credit Facilities. The Company had $19.5 million of outstanding letters of credit that reduce its availability under the Wynn Las Vegas Revolving Credit Facilities. Accordingly, the Company has availability of $347.5 million under the Wynn Las Vegas Revolving Credit Facilities as of September 30, 2011.

Debt Covenant Compliance

As of September 30, 2011, management believes the Company was in compliance with all debt covenants.

Fair Value of Long-term Debt

The net book value of the Company’s outstanding first mortgage notes was approximately $2.2 billion at both September 30, 2011 and December 31, 2010. The estimated fair value of the Company’s outstanding first mortgage notes, based on quoted market prices, was approximately $2.3 billion at both September 30, 2011 and December 31, 2010. The net book value of the Company’s other debt instruments was approximately $406.6 million and $432 million at September 30, 2011 and December 31, 2010, respectively. The estimated fair value of the Company’s other debt instruments was approximately $397.7 million and $426.5 million at September 30, 2011 and December 31, 2010, respectively.

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

The Company currently has one interest rate swap agreement to hedge a portion of the underlying interest rate risk on borrowings under the Wynn Las Vegas credit facilities. Under this swap agreement, the Company pays a fixed interest rate of 2.485% on borrowings of $250 million incurred under the Wynn Las Vegas credit facilities in exchange for receipts on the same amount at a variable interest rate based on the applicable LIBOR at the time of payment. This interest rate swap fixes the interest rate on $250 million of borrowings at approximately 5.485%. This interest rate swap agreement matures in November 2012. As of September 30, 2011 and December 31, 2010, the fair value of this interest rate swap was a liability of $6 million and $8.5 million, respectively.

8.	Related Party Transactions, net

Amounts Due to Affiliates, net

As of September 30, 2011, the Company’s current Due to affiliates was primarily comprised of construction payables of approximately $4.8 million, construction retention of approximately $1.3 million and other net amounts due from affiliates totaling $5.4 million (including corporate allocations discussed below). The long-term Due to affiliates is management fees of approximately $118.8 million (equal to 1.5% of net revenues and payable upon meeting certain leverage ratios as specified in the documents governing the Company’s credit facilities and the First Mortgage Notes indentures).

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

Corporate Allocations

The accompanying Condensed Consolidated Statements of Operations include allocations from Wynn Resorts for legal, accounting, human resources, information services, real estate, and other corporate support services. The corporate support service allocations have been determined on a basis that Wynn Resorts and the Company consider to be reasonable estimates of the utilization of service provided or the benefit received by the Company. Wynn Resorts maintains corporate offices at Wynn Las Vegas without charge from the Company. The Company settles these corporate allocation charges with Wynn Resorts on a periodic basis as discussed in

“Amounts Due to Affiliates, net” above. For the three months ended September 30, 2011 and 2010, approximately $5.8 million and $5.2 million, respectively, were charged to the Company for such corporate allocations. For the nine months ended September 30, 2011 and 2010, approximately $20.2 million and $17 million, respectively, were charged to the Company for such corporate allocations.

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

Property charges generally include costs related to the retirement of assets for remodels and asset abandonments. Property charges and other for the three and nine months ended September 30, 2011 were $6.6 million and $11.2 million, respectively and $16.6 million and $18.3 million for the three and nine months ended September 30, 2010, respectively.

Property charges and other for the three months ended September 30, 2011, include miscellaneous renovations and abandonments at our resort, including modifications of the Encore retail esplanade and the closure of the Blush nightclub. Property charges and other for the nine months ended September 30, 2011 also includes the write off of certain costs related to the Sinatra “Dance with Me” show that ended its run earlier in the year.

Property charges and other for the three months ended September 30, 2010 include a contract termination payment of $14.9 million related to a management contract for certain of the nightclubs at Wynn Las Vegas. The remaining charges were for miscellaneous renovations and abandonments at our resort.

10.	Commitments and Contingencies

Litigation

The Company does not have any material litigation as of September 30, 2011.

11.	Consolidating Financial Information of Guarantors and Issuers

The following consolidating information relates to the Issuers of the First Mortgage Notes and their guarantor subsidiaries (World Travel, LLC; Las Vegas Jet, LLC; Wynn Show Performers, LLC; Wynn Golf, LLC; Kevyn, LLC; and Wynn Sunrise, LLC) and non-guarantor subsidiary (Wynn Completion Guarantor, LLC) as of September 30, 2011 and December 31, 2010, and for the three and nine months ended September 30, 2011 and 2010.

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

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION

AS OF SEPTEMBER 30, 2011

(amounts in thousands)

(unaudited)

	Issuers	Guarantor Subsidiaries	Nonguarantor Subsidiary	Eliminating Entries	Total
ASSETS
Current assets:
Cash and cash equivalents	$156,949	$1	$5	$—	$156,955
Receivables, net	120,401	—	—	—	120,401
Inventories	53,444	—	—	—	53,444
Prepaid expenses and other	18,938	73	—	—	19,011

Total current assets	349,732	74	5	—	349,811

Property and equipment, net	3,378,651	191,164	—	—	3,569,815
Intangible assets, net	5,107	6,144	—	—	11,251
Deferred financing costs, net	42,802	—	—	—	42,802
Deposits and other assets	41,604	—	—	895	42,499
Investment in unconsolidated affiliates	(21,990)	3,990	—	21,990	3,990

Total assets	$3,795,906	$201,372	$5	$22,885	$4,020,168

LIABILITIES AND MEMBER'S EQUITY
Current liabilities:
Current portion of long-term debt	$—	$1,050	$—	$—	$1,050
Accounts payable	27,219	—	—	—	27,219
Accrued interest	42,029	—	—	—	42,029
Accrued compensation and benefits	50,576	1,501	—	—	52,077
Gaming taxes payable	12,142	—	—	—	12,142
Other accrued expenses	20,091	25	—	—	20,116
Customer deposits and other liabilities	89,719	—	—	—	89,719
Due to affiliates, net	(186,336)	194,022	(7,881)	895	700

Total current liabilities	55,440	196,598	(7,881)	895	245,052

Long-term debt	2,561,665	34,650	—	—	2,596,315
Due to affiliates, net	118,802	—	—	—	118,802
Interest rate swap	5,962	—	—	—	5,962
Other	86	—	—	—	86

Total liabilities	2,741,955	231,248	(7,881)	895	2,966,217

Commitments and contingencies

Member's equity:
Contributed capital	1,979,465	12,530	—	(12,530)	1,979,465
Reatined earnings (deficit)	(925,514)	(42,406)	7,886	34,520	(925,514)

Total member's equity	1,053,951	(29,876)	7,886	21,990	1,053,951

Total liabilities and member's equity	$3,795,906	$201,372	$5	$22,885	$4,020,168

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION

AS OF DECEMBER 31, 2010

(amounts in thousands)

(unaudited)

	Issuers	Guarantor Subsidiaries	Nonguarantor Subsidiary	Eliminating Entries	Total
ASSETS
Current assets:
Cash and cash equivalents	$52,535	$—	$5	$—	$52,540
Receivables, net	124,814	—	—	—	124,814
Inventories	64,520	—	—	—	64,520
Prepaid expenses and other	20,778	410	—	—	21,188

Total current assets	262,647	410	5	—	263,062
Property and equipment, net	3,537,264	193,947	—	—	3,731,211
Intangible assets, net	6,660	6,144	—	—	12,804
Deferred financing costs, net	47,300	—	—	—	47,300
Deposits and other assets	47,437	3	—	2,630	50,070
Investment in unconsolidated affiliates	(19,685)	4,069	—	19,685	4,069

Total assets	$3,881,623	$204,573	$5	$22,315	$4,108,516

LIABILITIES AND MEMBER'S EQUITY
Current liabilities:
Current portion of long-term debt	$—	$1,050	$—	$—	$1,050
Accounts payable	35,837	—	—	—	35,837
Accrued interest	54,083	—	—	—	54,083
Accrued compensation and benefits	38,219	1,086	—	—	39,305
Gaming taxes payable	9,963	—	—	—	9,963
Other accrued expenses	17,361	31	—	—	17,392
Customer deposits	93,355	—	—	—	93,355
Due to affiliates, net	(160,735)	194,277	(7,881)	2,630	28,291

Total current liabilities	88,083	196,444	(7,881)	2,630	279,276
Long-term debt	2,584,784	35,700	—	—	2,620,484
Due to affiliates, net	101,797	—	—	—	101,797
Interest rate swap	8,457	—			8,457

Total liabilities	2,783,121	232,144	(7,881)	2,630	3,010,014

Commitments and contingencies
Member's equity:
Contributed capital	1,973,424	12,530	—	(12,530)	1,973,424
Retained earnings (deficit)	(874,922)	(40,101)	7,886	32,215	(874,922)

Total member's equity	1,098,502	(27,571)	7,886	19,685	1,098,502

Total liabilities and member's equity	$3,881,623	$204,573	$5	$22,315	$4,108,516

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

THREE MONTHS ENDED SEPTEMBER 30, 2011

(amounts in thousands)

(unaudited)

	Issuers	Guarantor Subsidiaries	Nonguarantor Subsidiary	Eliminating Entries	Total
Operating revenues:
Casino	$126,915	$—	$—	$—	$126,915
Rooms	89,710	—	—	—	89,710
Food and beverage	119,342	—	—	—	119,342
Entertainment, retail and other	57,256	—	—	(57)	57,199

Gross revenues	393,223	—	—	(57)	393,166
Less: promotional allowances	(45,912)	—	—	—	(45,912)

Net revenues	347,311	—	—	(57)	347,254

Operating costs and expenses:
Casino	70,960	—	—	—	70,960
Rooms	30,386	—	—	—	30,386
Food and beverage	68,455	—	—	—	68,455
Entertainment, retail and other	36,481	—	—	—	36,481
General and administrative	57,963	(281)	—	(57)	57,625
Provision for doubtful accounts	5,362	—	—	—	5,362
Management fees	5,209	—	—	—	5,209
Pre-opening costs	—	—	—	—	—
Depreciation and amortization	65,618	927	—	—	66,545
Property charges and other	6,646	—	—	—	6,646

Total operating costs and expenses	347,080	646	—	(57)	347,669

Operating income (loss)	231	(646)	—	—	(415)

Other income (expense):
Interest income	65	—	—	—	65
Interest expense, net of capitalized interest	(50,197)	(146)	—	—	(50,343)
Increase in swap fair value	1,127	—	—	—	1,127
Equity in income (loss) from unconsolidated affiliates	(735)	57	—	735	57

Other income (expense), net	(49,740)	(89)	—	735	(49,094)

Net income (loss)	$(49,509)	$(735)	$—	$735	$(49,509)

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

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

NINE MONTHS ENDED SEPTEMBER 30, 2011

(amounts in thousands)

(unaudited)

	Issuers	Guarantor Subsidiaries	Nonguarantor Subsidiary	Eliminating Entries	Total
Operating revenues:
Casino	$479,430	$—	$—	$—	$479,430
Rooms	268,721	—	—	—	268,721
Food and beverage	351,476	—	—	—	351,476
Entertainment, retail and other	171,596	—	—	(311)	171,285

Gross revenues	1,271,223	—	—	(311)	1,270,912
Less: promotional allowances	(137,607)	—	—	—	(137,607)

Net revenues	1,133,616	—	—	(311)	1,133,305

Operating costs and expenses:
Casino	225,144	—	—	—	225,144
Rooms	91,409	—	—	—	91,409
Food and beverage	199,962	—	—	—	199,962
Entertainment, retail and other	111,069	—	—	—	111,069
General and administrative	168,557	(613)	—	(311)	167,633
Provision for doubtful accounts	13,886	—	—	—	13,886
Management fees	17,004	—	—	—	17,004
Pre-opening costs	—	—	—	—	—
Depreciation and amortization	195,811	2,783	—	—	198,594
Property charges and other	11,236	—	—	—	11,236

Total operating costs and expenses	1,034,078	2,170	—	(311)	1,035,937

Operating income (loss)	99,538	(2,170)	—	—	97,368

Other income (expense):
Interest income	204	—	—	—	204
Interest expense, net of capitalized interest	(150,524)	(446)	—	—	(150,970)
Increase in swap fair value	2,495				2,495
Loss on extinguishment of debt/exchange offer	—	—	—	—	—
Equity in income (loss) from unconsolidated affiliates	(2,305)	311	—	2,305	311

Other income (expense), net	(150,130)	(135)	—	2,305	(147,960)

Net income (loss)	$(50,592)	$(2,305)	$—	$2,305	$(50,592)

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

NINE MONTHS ENDED SEPTEMBER 30, 2010

(amounts in thousands)

(unaudited)

	Issuers	Guarantor Subsidiaries	Nonguarantor Subsidiary	Eliminating Entries	Total
Operating revenues:
Casino	$395,081	$—	$—	$—	$395,081
Rooms	231,988	42	—	—	232,030
Food and beverage	319,229	—	—	—	319,229
Entertainment, retail and other	157,735	—	—	(212)	157,523

Gross revenues	1,104,033	42	—	(212)	1,103,863
Less: promotional allowances	(132,432)	—	—	—	(132,432)

Net revenues	971,601	42	—	(212)	971,431

Operating costs and expenses:
Casino	216,160	—	—	—	216,160
Rooms	91,263	42	—	—	91,305
Food and beverage	193,947	—	—	—	193,947
Entertainment, retail and other	105,371	—	—	—	105,371
General and administrative	177,105	(927)	—	(212)	175,966
Provision for doubtful accounts	11,823	—	—	—	11,823
Management fees	14,581	—	—	—	14,581
Pre-opening costs	2,053	—	—	—	2,053
Depreciation and amortization	206,742	3,097	—	—	209,839
Property charges and other	18,288	—	—	—	18,288

Total operating costs and expenses	1,037,333	2,212	—	(212)	1,039,333

Operating loss	(65,732)	(2,170)	—	—	(67,902)

Other income (expense):
Interest income	289	9	—	—	298
Interest expense, net of capitalized interest	(142,234)	(492)	—	—	(142,726)
Decrease in swap fair value	(5,869)	—	—	—	(5,869)
Loss on extinguishment of debt/exchange offer	(69,433)	—	—	—	(69,433)
Equity in income (loss) from unconsolidated affiliates	(2,441)	212	—	2,441	212

Other income (expense), net	(219,688)	(271)	—	2,441	(217,518)

Net income (loss)	$(285,420)	$(2,441)	$—	$2,441	$(285,420)

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS INFORMATION

NINE MONTHS ENDED SEPTEMBER 30, 2011

(amounts in thousands)

(unaudited)

	Issuers	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminating Entries	Total
Cash flows from operating activities:
Net income (loss)	$(50,592)	$(2,305)	$—	$2,305	$(50,592)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	195,811	2,783	—	—	198,594
Stock-based compensation	6,041	—	—	—	6,041
Amortization and writeoff of deferred financing costs and other	10,301	—	—	—	10,301
Equity in income (loss) from unconsolidated affiliates, net of distributions	2,305	79	—	(2,305)	79
Provision for doubtful accounts	13,886	—	—	—	13,886
Property charges and other	9,305	—	—	—	9,305
Increase in swap fair value	(2,495)	—	—	—	(2,495)
Increase (decrease) in cash from changes in:
Receivables	(9,473)	—	—	—	(9,473)
Inventories and prepaid expenses and other	12,401	340	—	—	12,741
Accounts payable, accrued expenses and other	(9,006)	409	—	—	(8,597)
Due to affiliates, net	(7,333)	(1,825)	—	—	(9,158)

Net cash provided by (used in) operating activities	171,151	(519)	—	—	170,632

Cash flows from investing activities:
Capital expenditures, net of construction payables and retentions	(44,829)	—	—	—	(44,829)
Deposits and other assets	(2,046)	—	—	—	(2,046)
Due to affiliates, net	4,019	1,570	—	—	5,589
Proceeds from sale of assets	250	—	—	—	250

Net cash provided by (used in) investing activities	(42,606)	1,570	—	—	(41,036)

Cash flows from financing activities:
Principal payments on long-term debt	(24,073)	(1,050)	—	—	(25,123)
Proceeds from issuance of long-term debt	—	—	—	—	—
Payments of financing costs	(58)	—	—	—	(58)

Net cash used in financing activities	(24,131)	(1,050)	—	—	(25,181)

Cash and cash equivalents:
Increase in cash and cash equivalents	104,414	1	—	—	104,415
Balance, beginning of period	52,535	—	5	—	52,540

Balance, end of period	$156,949	$1	$5	$—	$156,955

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS INFORMATION

NINE MONTHS ENDED SEPTEMBER 30, 2010

(amounts in thousands)

(unaudited)

	Issuers	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminating Entries	Total
Cash flows from operating activities:
Net income (loss)	$(285,420)	$(2,441)	$—	$2,441	$(285,420)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	206,742	3,097	—	—	209,839
Stock-based compensation	8,800	—	—	—	8,800
Loss from extinguishment of debt	64,673	—	—	—	64,673
Amortization and writeoff of deferred financing costs and other	12,102	—	—	—	12,102
Equity in income (loss) from unconsolidated affiliates, net of distributions	2,441	(212)	—	(2,441)	(212)
Provision for doubtful accounts	11,823	—	—	—	11,823
Property charges and other	3,339	—	—	—	3,339
Decrease in swap fair value	5,869	—	—	—	5,869
Increase (decrease) in cash from changes in:
Receivables	6,367	—	—	—	6,367
Inventories and prepaid expenses and other	13,966	101	—	—	14,067
Accounts payable, accrued expenses and other	12,920	93	—	—	13,013
Due to affiliates, net	19,856	(4,853)	—	—	15,003

Net cash provided by (used in) operating activities	83,478	(4,215)	—	—	79,263

Cash flows from investing activities:
Capital expenditures, net of construction payables and retentions	(108,626)	(74)	—	—	(108,700)
Deposits and other assets	(5,371)	—	—	—	(5,371)
Due to affiliates, net	(1,212)	4,988	—	—	3,776
Proceeds from sale of assets	218	—	—	—	218

Net cash provided by (used in) investing activities	(114,991)	4,914	—	—	(110,077)

Cash flows from financing activities:
Principal payments on long-term debt	(1,602,680)	(1,050)	—	—	(1,603,730)
Proceeds from issuance of long-term debt	1,676,528	—	—	—	1,676,528
Capital contribution from the Parent	50,000	—	—	—	50,000
Payments of financing costs	(72,101)	—	—	—	(72,101)

Net cash provided by (used in) financing activities	51,747	(1,050)	—	—	50,697

Cash and cash equivalents:
Decrease in cash and cash equivalents	20,234	(351)	—	—	19,883
Balance, beginning of period	65,998	351	5	—	66,354

Balance, end of period	$86,232	$—	$5	$—	$86,237

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Certain information included in this Quarterly Report on Form 10-Q contains statements that are forward-looking, including, but not limited to, statements relating to our business strategy and development activities as well as other capital spending, financing sources, the effects of regulation (including gaming and tax regulations), expectations concerning future operations, margins, profitability and competition. Any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, in some cases you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “would,” “could,” “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “continue” or the negative of these terms or other comparable terminology. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by us. These risks and uncertainties include, but are not limited to:

•	adverse tourism trends given the current domestic and international economic conditions;

•	volatility and weakness in world-wide credit and financial markets and from governmental intervention in the financial markets;

•	general global macroeconomic conditions;

•	decreases in levels of travel, leisure and consumer spending;

•	continued high unemployment;

•	fluctuations in occupancy rates and average daily room rates;

•	conditions precedent to funding under our credit facilities;

•	continued compliance with all provisions in our credit agreements;

•	competition in the casino/hotel and resort industries and actions taken by our competitors;

•	new development and construction activities of competitors;

•	our dependence on Stephen A. Wynn and existing management;

•	our dependence on Wynn Las Vegas and Encore for all of our cash flow;

•	leverage and debt service (including sensitivity to fluctuations in interest rates);

•	changes in federal or state tax laws or the administration of such laws;

•	changes in state law regarding water rights;

•	changes in U.S. laws regarding healthcare;

•	changes in gaming laws or regulations (including the legalization of gaming in certain jurisdictions);

•	approvals under applicable jurisdictional laws and regulations (including gaming laws and regulations);

•	the impact that an outbreak of an infectious disease or the impact of a natural disaster may have on the travel and leisure industry;

•	the consequences of military conflicts in the Middle East and any future security alerts and/or terrorist attacks; and

•	pending or future legal proceedings.

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

•

Approximately 97,000 square feet of high-end, brand-name retail shopping, including stores and boutiques by Alexander McQueen, Brioni, Cartier, Chanel, Dior, Graff, Hermes, Louis Vuitton, Manolo Blahnik, Oscar de la Renta, Vertu and others;

•	Recreation and leisure facilities, including an 18-hole golf course, swimming pools, private cabanas and two full service spas and salons;

•	Two showrooms; and

•	Three nightclubs and a beach club.

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

Results of Operations

We offer gaming, hotel accommodations, dining, entertainment, retail shopping, convention services and other amenities at Wynn Las Vegas I Encore. We currently rely solely upon the operations of this resort complex for our operating cash flow. Concentration of our cash flow in one resort complex exposes us to certain risks that competitors, whose operations are more diversified, may be better able to control. In addition to the concentration of operations in a single resort complex, many of our customers are premium gaming customers who wager on credit, thus exposing us to credit risk. High-end gaming also increases the potential for variability in our results.

For the nine months ended September 30, 2011, we benefited from a higher than normal table games win percentage, improved ADR, and an overall increase in all other revenue streams including entertainment, food and beverage. While we experienced a decrease in occupancy rate over the prior year, we were able to achieve an increase in average daily rate as we adjusted rates in an effort to attract a higher quality customer who would take advantage of all aspects of our resort. While we benefited from higher win percentages on our table games and higher non-casino revenues during the nine months ended September 30, 2011, the economic environment in the Las Vegas market remains uncertain.

We recorded a net loss for the three months ended September 30, 2011 of $49.5 million compared to a net loss of $135 million recorded for the three months ended September 30, 2010. For the nine months ended September 30, 2011, we recorded a net loss of $50.6 million compared to a net loss of $285.4 million for the nine months ended September 30, 2010. This improvement was primarily a result of increased departmental profits, especially in the casino department and the hotel department. See below for a more detailed discussion regarding our results.

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

Financial results for the three months ended September 30, 2011 compared to the three months ended September 30, 2010.

Revenues

Net revenues for the three months ended September 30, 2011 are comprised of $126.9 million in casino revenues (36.5% of total net revenues) and $220.3 million of net non-casino revenues (63.5% of total net revenues). Net revenues for the three months ended September 30, 2010 were comprised of $138.4 million in casino revenues (41.4% of total net revenues) and $196.1 million of net non-casino revenues (58.6% of total net revenues).

Casino revenues are comprised of the net win from our table games and slot machine operations. We experienced a decrease in casino revenues of approximately $11.5 million (8.3%) to $126.9 million for the three months ended September 30, 2011, compared to $138.4 million for the three months ended September 30, 2010. During the three months ended September 30, 2011, we experienced a 10.7% increase in drop that was offset by a decrease in the average table games win percentage compared to the prior year quarter. Our average table games win percentage (before discounts) of 18.3% was below the expected range of 21% to 24% for the three months ended September 30, 2011. For the three months ended September 30, 2010, our average table games win percentage (before discounts) was 22.8%. Slot machine handle decreased 2.4% during the three months ended September 30, 2011 as compared to 2010, however slot machine win increased 11.2% compared to the prior year quarter as our hold percentage increased.

For the three months ended September 30, 2011, room revenues were approximately $89.7 million, which represents a $14.1 million (18.7%) increase over the $75.6 million generated in the three months ended September 30, 2010. Room rates increased during the three months ended September 30, 2011, compared to the three months ended September 30, 2010, as we adjusted rates to attract a higher quality customer who would take advantage of all aspects of our resort. Also contributing to this increase was a slight increase in our occupancy. See the table below for key operating measures related to our room revenue.

	Three Months Ended September 30,
	2011	2010
Average Daily Rate	$240	$210
Occupancy	88.3%	87.8%
REVPAR	$212	$184

Other non-casino revenues for the three months ended September 30, 2011, which included food and beverage revenues of approximately $119.3 million, retail revenues of approximately $21.8 million, entertainment revenues of approximately $21.9 million, and other revenues from outlets, including the spa and salon, of approximately $13.5 million improved over the prior year quarter. Other non-casino revenues for the three months ended September 30, 2010 included: food and beverage revenues of approximately $111.8 million, retail revenues of approximately $20.7 million, entertainment revenues of approximately $18.1 million, and other revenues from outlets such as the spa and salon, of approximately $13.2 million. Food and beverage revenues increased primarily due to business in our nightclubs, catering business and restaurants. Entertainment revenues increased over the prior year quarter primarily due to increased revenue from Garth Brooks performances and the LeReve production show.

Departmental, Administrative and Other Expenses

For the three months ended September 30, 2011, departmental expenses included casino expenses of $71 million, room expense of $30.4 million, food and beverage expenses of $68.5 million, and entertainment, retail and other expenses of $36.5 million. Also included are general and administrative expenses of $57.6 million and $5.4 million charged as a provision for doubtful accounts receivable. For the three months ended September 30, 2010, departmental expenses included casino expense of $70.7 million, room expense of $29.9 million, food and beverage expense of $67.6 million, and entertainment, retail and other expense of $35.9 million. Also included are general and administrative expenses $59.1 million and $2.5 million charged as a provision for doubtful accounts receivable.

Room expenses were essentially flat as the increase in revenue was due to increased average daily rates. Food and beverage expenses increased commensurate with the increase in revenues. Entertainment, retail and other expense increased primarily due to additional Garth Brooks performances compared to the three months ended September 30, 2010. General and administrative expenses decreased primarily as a result of lower property tax expense and reduced utility costs.

Management fees

Since opening Wynn Las Vegas, management fees payable to Wynn Resorts for certain corporate management services have been charged and accrued at a rate equal to 1.5% of net revenues. These fees will be paid upon meeting certain leverage ratios and satisfying certain other criteria set forth in our credit facilities and the First Mortgage Notes indentures. Management fees were $5.2 million for the three months ended September 30, 2011, compared to $5 million for the three months ended September 30, 2010.

Depreciation and amortization

Depreciation and amortization for the three months ended September 30, 2011 was $66.5 million compared to $63.3 million for the three months ended September 30, 2010.

Property charges and other

Property charges and other for the three months ended September 30, 2011, were $6.6 million compared to $16.6 million for the three months ended September 30, 2010. Property charges and other for the three months ended September 30, 2011, include miscellaneous renovations and abandonments at our resort, including modifications to the Encore retail esplanade and the closure of the Blush nightclub. Property charges and other for the three months ended September 30, 2010 include a contract termination payment of $14.9 million related to a management contract for certain of the nightclubs at Wynn Las Vegas. The remaining charges were for miscellaneous renovations and abandonments.

In response to our evaluation of our resort complex and the reactions of our guests, we continue to make enhancements. The costs relating to assets retired as a result of these enhancement and remodel efforts will be expensed as property charges.

Other non-operating costs and expenses

Interest expense was $50.3 million for the three months ended September 30, 2011, compared to $51.4 million for the three months ended September 30, 2010. There was no capitalized interest during the three months ended September 30, 2011 or 2010. Interest expense decreased approximately $1.1 million primarily due to decreased outstanding balances on the Wynn Las Vegas Revolver.

Changes in the fair value of our interest rate swaps are recorded as an increase (or decrease) in swap fair value in each period. We recorded a gain of $1.1 for the three months ended September 30, 2011, resulting from the increase in the fair value of our interest rate swap from June 30, 2011 to September 30, 2011. We recorded an expense of $1.3 million for the three months ended September 30, 2010, resulting from the decrease in the fair value of our interest rate swap from June 30, 2010 to September 30, 2010.

As described in our 2010 Annual Report on Form 10-K, we completed a tender offer for our then outstanding 6 5/8% First Mortgage Notes due 2014 (the “2014 Notes”) and subsequent call of all the remaining amounts once the tender was completed. In connection with this transaction, we recorded a loss on extinguishment of debt of $65.1 million. This included the tender offer consideration, the call premium and the related write off of the unamortized debt issue costs and original issue discount. Also, in April 2010 we completed an exchange offer for a portion of the 2014 Notes. In connection with that exchange offer, the direct costs incurred with third parties of $1.2 million were expensed.

Financial results for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010.

Revenues

Net revenues for the nine months ended September 30, 2011 are comprised of $479.4 million in casino revenues (42.3% of total net revenues) and $653.9 million of net non-casino revenues (57.7% of total net revenues). Net revenues for the nine months ended September 30, 2010 were comprised of $395.1 million in casino revenues (40.7% of total net revenues) and $576.3 million of net non-casino revenues (59.3% of total net revenues).

Casino revenues are comprised of the net win from our table games and slot machine operations. We experienced an increase in casino revenues of $84.3 million (or 21.3%) to $479.4 million for the nine months ended September 30, 2011, compared to $395.1 million for the nine months ended September 30, 2010. For the nine months ended September 30, 2011, we experienced an 11.6% increase in drop and an increase in the average table games win percentage compared to the prior year. Our average table games win percentage (before discounts) of 25.4% was above the expected range of 21% to 24% for the nine months ended September 30, 2011. For the nine months ended September 30, 2010, our average table games win percentage (before discounts) was 22.1%. Slot machine handle increased 2% during the nine months ended September 30, 2011 as compared to 2010 and slot machine win increased 9.2% compared to the prior year.

For the nine months ended September 30, 2011, room revenues were $268.7 million, which represents a $36.7 million (or 15.8%) increase over the $232 million generated in the nine months ended September 30, 2010. While we experienced a slight decrease in occupancy over the prior year, we were able to achieve an increase in Average Daily Rate (“ADR”) as we adjusted rates to attract a high quality customer who would take advantage of all aspects of our resort. See the table below for key operating measures related to our room revenue.

	Nine Months Ended September 30,
	2011	2010
Average Daily Rate	$240	$203
Occupancy	88.4%	90.0%
REVPAR	$212	$183

Other non-casino revenues for the nine months ended September 30, 2011 include: food and beverage revenues of $351.5 million, retail revenues of $64.8 million, entertainment revenues of $61.5 million, and other revenues from outlets such as the spa and salon, of $45 million. Other non-gaming revenues for the nine months ended September 30, 2010 included food and beverage revenues of $319.2 million, retail revenues of $61 million, entertainment revenues of $51.9 million, and other revenues from outlets, including the spa and salon, of $44.6 million. The increase in food and beverage revenue is due primarily to business in our nightclubs including the opening of the Encore Beach Club and Surrender nightclub in May 2010. Entertainment revenues increased over the prior year primarily due to performances by Garth Brooks in the Encore Theater and the Sinatra “Dance with Me” show which ended its run on April 23, 2011.

Departmental, Administrative and Other Expenses

For the nine months ended September 30, 2011, departmental expenses included casino expenses of $225.1 million, room expenses of $91.4 million, food and beverage expenses of $200 million, and entertainment, retail and other expenses of $111.1 million. Also included are general and administrative expenses of approximately $167.6 million and approximately $13.9 million charged as a provision for doubtful accounts receivable. For the nine months ended September 30, 2010, departmental expenses included casino expenses of $216.2 million, room expenses of $91.3 million, food and beverage expenses of $193.9 million, and entertainment, retail and other expenses of $105.4 million. Also included are general and administrative expenses of approximately $176 million and approximately $11.8 million charged as a provision for doubtful accounts receivable.

Room expenses were flat as the increase in revenue was due to increased average daily rates. Food and beverage expenses increased commensurate with the increase in revenues. Entertainment, retail, and other expense increased primarily as a result of the Sinatra “Dance with Me” show that began in December 2010 and ended its run in April 2011, as well as additional performances by Garth Brooks compared to the nine months ended September 30, 2010. General and administrative expenses decreased primarily as a result of lower property tax expense and reduced utility costs.

Management fees

Since opening Wynn Las Vegas, management fees payable to Wynn Resorts for certain corporate management services have been charged and accrued at a rate equal to 1.5% of net revenues. These fees will be paid upon meeting certain leverage ratios and satisfying certain other criteria set forth in our credit facilities and the First Mortgage Notes indentures. Management fees were $17 million for the nine months ended September 30, 2011, compared to $14.6 million for the nine months ended September 30, 2010.

Pre-opening costs

During the nine months ended September 30, 2011, we incurred no pre-opening costs. Pre-opening costs incurred during the nine months ended September 30, 2010 of $2.1 million were related the Encore Beach Club which opened in May 2010.

Depreciation and amortization

Depreciation and amortization for the nine months ended September 30, 2011 was $198.6 million compared to $209.8 million for the nine months ended September 30, 2010. This decrease is primarily due to assets with a 5-year life being fully depreciated as of April 2010 at Wynn Las Vegas, off set by depreciation of the assets of the Encore Beach Club which were placed into service in May 2010.

Property charges and other

Property charges and other for the nine months ended September 30, 2011, were $11.2 million compared to $18.3 million for the nine months ended September 30, 2010. Property charges and other for the nine months ended September 30, 2011, include miscellaneous renovations and abandonments at our resort, including modifications of the Encore retail esplanade and the closure of the Blush nightclub. Property charges and other for the nine months ended September 30, 2011 also includes the write off of certain costs related to the Sinatra “Dance with Me” show that ended its run earlier in the year.

Property charges and other for the nine months ended September 30, 2010, include a contract termination payment of $14.9 million related to a management contract for certain of the nightclubs at Wynn Las Vegas and miscellaneous renovations and abandonments.

In response to our evaluation of our resort complex and the reactions of our guests, we continue to make enhancements. The costs relating to assets retired as a result of these enhancement and remodel efforts will be expensed as property charges.

Other non-operating costs and expenses

Interest expense was $151 million, net of capitalized interest of $0, for the nine months ended September 30, 2011, compared to $142.7 million, net of capitalized interest of $0.6 million for the nine months ended September 30, 2010. Our interest expense increased compared to the prior year period primarily due to higher interest rates on the First Mortgage Notes and the Wynn Las Vegas Term Loan Facilities. This increase was partially offset by reduced outstanding balances on the Wynn Las Vegas Revolver.

Changes in the fair value of our interest rate swaps are recorded as an increase (or decrease) in swap fair value in each period. We recorded a gain of $2.5 million for the nine months ended September 30, 2011, resulting from the increase in the fair value of our interest rate swap from December 31, 2010 to September 30, 2011. We recorded an expense of $5.9 million for the nine months ended September 30, 2010, resulting from the decrease in the fair value of our interest rate swap from December 31, 2009 to September 30, 2010.

As described in our 2010 Annual Report on Form 10-K, in April 2010 we completed an exchange offer for a portion of our outstanding 6 5/8% First Mortgage Notes, due 2014 (the “2014 Notes”). In connection with that exchange offer, the direct costs incurred with third parties of $4.4 million were expensed. Then in the third quarter of 2010, we completed a tender offer for the then outstanding 2014 Notes and subsequent call of all the remaining amounts once the tender was completed. In connection with this transaction, we recorded a loss on extinguishment of debt of $65.1 million. This included the tender offer consideration, the call premium and the related write off of the unamortized debt issue costs and original issue discount.

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

Net cash provided by operations for the nine months ended September 30, 2011 was $170.6 million compared to $79.3 million provided by operations for the nine months ended September 30, 2010. This increase is primarily due to the increase in operating income as a result of increased casino and rooms department profitability. Cash flow from operations were negatively impacted by a $50 million increase in cash paid for interest as our interest payment dates changed with the refinancing we completed last year and ordinary changes in working capital.

Capital Resources

At September 30, 2011, we had approximately $157 million of cash and cash equivalents available for use without restriction, including for operations, debt service and retirement, new development activities, enhancements to Wynn Las Vegas and Encore and general corporate purposes. We require a certain amount of cash on hand for operations. We believe that our existing cash balances, cash flows from operations and availability under our credit facility will be adequate to satisfy our anticipated uses of capital during 2011. As of September 30, 2011, we had approximately $347.5 million available to draw under our Wynn Las Vegas credit facilities. Except for scheduled quarterly payments on one note payable, we have no debt maturities until July 2013.

Investing Activities

Capital expenditures were approximately $44.8 million for the nine months ended September 30, 2011 and related primarily to the room and suite remodel that began last year. Capital expenditures were approximately $108.7 million for the nine months ended September 30, 2010, and related primarily to the Encore Beach Club and Surrender Nightclub and a room remodel project.

Financing Activities

As of September 30, 2011, our Wynn Las Vegas credit facilities, as amended, (collectively the “Wynn Las Vegas Credit Facilities”) consisted of a $108.5 million revolving credit facility, due July 2013 and a $258.4 million revolving credit facility due July 2015 (together the “Wynn Las Vegas Revolver”), and a fully drawn $40.3 million term loan facility due August 2013 and a fully drawn $330.6 million term loan facility due August 2015 (together the “Wynn Las Vegas Term Loan”). During the nine months ended September 30, 2011, we repaid approximately $20.1 million of borrowings under the Wynn Las Vegas Revolver and repurchased $4 million of Wynn Las Vegas Term Loan. As of September 30, 2011, the Wynn Las Vegas Term Loan was fully drawn and we had no borrowings outstanding under the Wynn Las Vegas Revolver. We had $19.5 million of outstanding letters of credit that reduce our availability under the Wynn Las Vegas Revolver. Accordingly, we have availability of approximately $347.5 million under the Wynn Las Vegas Revolver as of September 30, 2011.

At Wynn Las Vegas, we currently have three first mortgage note issues outstanding; the 7 7/8% $500 million First Mortgage Notes due 2017, the 7 7/8% $352 million First Mortgage Notes due 2020 and the 7 3/4% $1.3 billion First Mortgage notes due 2020 (collectively, the “Notes”). The Notes rank pari passu in right of payment with borrowings under the Wynn Las Vegas Credit Facilities noted above. The Notes are senior secured obligations of Wynn Las Vegas guaranteed by certain of Wynn Las Vegas, LLC.’s subsidiaries and are secured on an equal and ratable basis (with certain exceptions) by a first priority lien on substantially all of the existing and future assets of Wynn Las Vegas, and subject to prior approval from the Nevada gaming authorities, a first priority lien on the equity interests of Wynn Las Vegas, LLC.

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

Critical Accounting Policies and Estimates

A description of our critical accounting policies is included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2010. There have been no material changes to these policies for the nine months ended September 30, 2011.

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

Interest Rate Swaps

As of September 30, 2011, we have one interest rate swap agreement to hedge a portion of the underlying interest rate risk on borrowings under the Wynn Las Vegas Credit Agreement. Under this swap agreement, we pay a fixed interest rate of 2.485% on borrowings of $250 million incurred under the Wynn Las Vegas Credit

Agreement in exchange for receipts on the same amount at a variable interest rate based on the applicable LIBOR at the time of payment. This interest rate swap fixes the interest rate on $250 million of borrowings under the Wynn Las Vegas Credit Agreement at approximately 5.485%. This interest rate swap agreement matures in November 2012. Changes in the fair value of this interest rate swap have and will continue to be recorded as an Increase (decrease) in swap fair value in our Condensed Consolidated Statements of Operations as the swap does not qualify for hedge accounting.

As of September 30, 2011, our interest rate swap had an approximate liability fair value of $6 million and is included in long-term liabilities in the accompanying Condensed Consolidated Balance Sheets. The fair value approximates the amount we would have paid if this contract had settled at the valuation date. Fair value is estimated based upon current, and predictions of future, interest rate levels along a yield curve, the remaining duration of the instruments and other market conditions, and therefore, is subject to significant estimation and a high degree of variability of fluctuation between periods.

Interest Rate Sensitivity

As of September 30, 2011, approximately 94% of our long-term debt was based on fixed rates including the notional amount of our swap. Based on our borrowings as of September 30, 2011, an assumed 1% change in variable rates would cause our annual interest cost to change by $1.6 million.

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

Part II – OTHER INFORMATION

Item 1A.	Risk Factors

A description of our risk factors can be found in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010. There were no material changes to those risk factors during the nine months ended September 30, 2011.

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

*101

The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed with the SEC on November 9, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and 2010, (ii) the Condensed Consolidated Balance Sheets at September 30, 2011 and December 31 2010, (iii) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010, and (iv) Notes to Condensed Consolidated Financial Statements.**

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

WYNN LAS VEGAS

Dated: November 9, 2011	By:	/s/ Scott Peterson
Scott Peterson
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)