Form 10-K
period 2011-12-31
WYNN LAS VEGAS LLC
filed 2012-02-29
CIK 1180638

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period                     to

Commission File No. 333-100768

WYNN LAS VEGAS, LLC

(Exact name of registrant as specified in its charter)

NEVADA	88-0494875
(State or other jurisdiction of incorporation or organization)	( I.R.S. Employer Identification Number)

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

Large accelerated filer ☐         Accelerated filer ☐         Non-accelerated filer ☒         Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s voting interests held by non-affiliates on June 30, 2011 was $0. Wynn Resorts Holdings, LLC owns all of the membership interests of the registrant.

The registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

PART I

Item 1. Business

Overview

Wynn Las Vegas, LLC owns and operates “Wynn Las Vegas,” a destination casino resort on the “Strip” in Las Vegas, Nevada. Wynn Las Vegas was expanded with the opening of “Encore at Wynn Las Vegas,” or “Encore” in April 2008. Wynn Las Vegas, LLC was formed on April 17, 2001 as a Nevada limited liability company. Unless the context otherwise requires, all references herein to the “Company,” “we,” “us” or “our,” or similar terms, refer to Wynn Las Vegas, LLC and its consolidated subsidiaries. The sole member of the Company is Wynn Resorts Holdings, LLC (“Holdings”). The sole member of Holdings is Wynn Resorts, Limited (“Wynn Resorts”).

Wynn Las Vegas Capital Corp. (“Wynn Capital”) is a wholly owned subsidiary of Wynn Las Vegas, LLC, incorporated on June 3, 2002, solely for the purpose of obtaining financing for Wynn Las Vegas. Wynn Capital is authorized to issue 2,000 shares of common stock, par value $0.01. At December 31, 2011, the Company owned the one share that was issued and outstanding. Wynn Capital has neither any significant net assets nor any operating activity. Its sole function is to serve as the co-issuer of the mortgage notes described below.

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

Wynn Las Vegas

We believe that Wynn Las Vegas offers exceptional accommodations, amenities and service for our premium guests. Wynn Las Vegas features approximately 4,750 hotel rooms and suites, 220 table games, 2,430 slot machines and a poker room in approximately 186,000 square feet of casino gaming space (including a sky casino and private gaming salons), casual and fine dining in 35 food and beverage outlets, two spas and salons, lounges, meeting facilities and approximately 97,000 square feet of retail space promenade featuring boutiques from Alexander McQueen, Brioni, Cartier, Chanel, Dior, Graff, Hermes, Loro Piana, Louis Vuitton, Manolo Blahnik, Oscar de la Renta and Vertu and others. Our Las Vegas Operations also offers three nightclubs, a beach club, two spas and salons, a Ferrari and Maserati automobile dealership, wedding chapels, an 18-hole golf course, approximately 283,000 square feet of meeting space, a specially designed theater presenting “Le Rêve,” a water-based theatrical production, and an Encore Theater presenting Garth Brooks and other headliner entertainment acts. We believe that the unique experience of our resort drives the significant visitation experienced since opening.

For the sixth consecutive year, The Tower Suites at Wynn Las Vegas has received both the Forbes five-star and AAA five-diamond distinctions. The Spa at Wynn Las Vegas earned five-star recognition from Forbes for the fourth year in a row. For the third consecutive year, the Encore Tower Suites has received both the Forbes five-star and AAA five-diamond distinctions. The Spa at Encore also earned five-star recognition from Forbes for the third year in a row. The Spa at Wynn Las Vegas and the Spa at Encore are two of the only four spas in Las Vegas to be recognized with the Forbes five-star award.

Construction and Other Development

In January 2011, we completed a refurbishment and upgrade to the resort rooms at Wynn Las Vegas. A remodel of the suites was completed in early May 2011. These remodels were completed at a cost of $61 million.

In the ordinary course of our business, in response to market developments and customer preferences, we have made and continue to make certain enhancements and refinements to our resort complex.

Our Strategy

We believe that Steve Wynn is the preeminent designer, developer and operator of destination casino resorts and has developed brand name status. Mr. Wynn’s involvement with our casino resorts provides a distinct advantage over other gaming enterprises. We integrate luxurious surroundings, distinctive entertainment and superior amenities, including convention facilities, fine dining and premium retail offerings, to create resorts that appeal to a variety of customers.

Our resort is designed and built to provide a premium experience. Wynn Las Vegas is positioned as a full-service luxury resort and casino in the leisure, convention and tour and travel industries. We market our resort directly to gaming customers using database marketing techniques, as well as traditional incentives, including reduced room rates and complimentary meals and suites. Our rewards system offers discounted and complimentary meals, lodging and entertainment for our guests. We also create general market awareness for our resort through various media channels, including: social media, television, radio, newspapers, magazines, the internet, direct mail and billboards.

Mr. Wynn and his team bring significant experience in designing, developing and operating casino resorts. The senior executive team has an average of over 25 years of experience in the hotel and gaming industries. We also have an approximately 90-person design, development and construction affiliate, the senior management of which has significant experience in all major construction disciplines.

Market and Competition

Las Vegas

Las Vegas is the largest gaming market in the United States. The casino/hotel industry in Las Vegas is highly competitive and, prior to the recent economic conditions and interruption in projects under development, had undergone a period of exceptional growth, particularly with the addition of projects targeting the premium customer. Wynn Las Vegas is located on the Las Vegas Strip and competes with other high-quality resorts and hotel casinos on the Strip, those in downtown Las Vegas, as well as a large number of hotels in and near Las Vegas. Many competing properties draw a significant number of visitors and directly compete with our operations. Resorts located on or near the Las Vegas Strip compete with other Las Vegas Strip hotels and with other hotel casinos in Las Vegas on the basis of overall atmosphere, range of amenities, level of service, price, location, entertainment, themes and size, among other factors. We seek to differentiate Wynn Las Vegas from other major Las Vegas resorts by concentrating on our fundamental elements of design, atmosphere, personal service and luxury.

Wynn Las Vegas also competes, to some extent, with other hotel/casino facilities in Nevada and throughout the Unites States, casino resorts throughout Asia and elsewhere in the world. In addition, the legalization of casino gaming in or near metropolitan areas from which we attract customers could have a negative effect on our business. New or renovated casinos in Asia, including our properties in Macau, could draw Asian gaming customers away from Las Vegas.

During 2011, the economic environment in the gaming and hotel markets in Las Vegas began to improve with increased levels of gaming revenue, visitation and hotel room demand. While these gaming and hotel statistics have increased from prior year levels, uncertainty still exists in the Las Vegas market. During 2011, the average daily room rate increased 10.7%, visitation increased 4.3% to 38.9 million visitors, and Las Vegas Strip gaming revenues increased 5.1%, all as compared to the year ended December 31, 2010. During 2010, the average daily room rate increased 2%, visitation increased 2.7% to 37.3 million visitors, and Las Vegas Strip gaming revenues increased 4.5%, all as compared to the year ended December 31, 2009.

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

Individual Licensing Requirements. No person may become a more than 5% stockholder or member of, or receive any percentage of the profits of, an intermediary company or company licensee without first obtaining licenses and approvals from the Nevada Gaming Authorities. The Nevada Gaming Authorities may investigate any individual who has a material relationship to or material involvement with us to determine whether the individual is suitable or should be licensed as a business associate of a gaming licensee. Certain of our officers, directors and key employees have been or may be required to file applications with the Nevada Gaming Authorities and are or may be required to be licensed or found suitable by the Nevada Gaming Authorities. All applications required as of the date of this report have been filed. However, the Nevada Gaming Authorities may require additional applications and may also deny an application for licensing for any reason, which they deem appropriate. A finding of suitability is comparable to licensing, and both require submission of detailed personal and financial information followed by a thorough investigation. An applicant for licensing or an applicant for a finding of suitability must pay or must cause to be paid all the costs of the investigation. Changes in licensed positions must be reported to the Nevada Gaming Authorities and, in addition to their authority to deny an application for a finding of suitability or licensing, the Nevada Gaming Authorities have the jurisdiction to disapprove a change in a corporate position.

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

Approval of Public Offerings. We may not make a public offering without the prior approval of the Nevada Gaming Commission if the proceeds from the offering are intended to be used to construct, acquire or finance gaming facilities in Nevada, or to retire or extend obligations incurred for those purposes or for similar transactions. On March 24, 2011, the Nevada Gaming Commission granted us prior approval, subject to certain conditions, to make public offerings for a period of two years (the “Shelf Approval”). The Shelf Approval also applies to any affiliated company wholly owned by us which is a publicly traded corporation or would thereby become a publicly traded corporation pursuant to a public offering. The Shelf Approval may be rescinded for good cause without prior notice upon the issuance of an interlocutory stop order by the Chairman of the Nevada State Gaming Control Board. The Shelf Approval does not constitute a finding, recommendation or approval by any of the Nevada Gaming Authorities as to the accuracy or adequacy of the offering memorandum or the investment merits of the securities. Any representation to the contrary is unlawful.

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

Employees

As of December 31, 2011, we had a total of approximately 8,800 full-time equivalent employees.

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

Intellectual Property

Among our most important marks are our trademarks and service marks that use the name “WYNN.” Holdings has registered with the U.S. Patent and Trademark Office (“PTO”) and various foreign patent and trademark registries, a variety of the WYNN-related trademarks and service marks in connection with a variety of goods and services. These marks include “WYNN LAS VEGAS” and “ENCORE.” Some of the applications are based upon ongoing use and others are based upon a bona fide intent to use the marks.

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

We have also filed applications with various foreign patent and trademark registries, including registries in Macau, China, Singapore, Hong Kong, Taiwan, Japan, certain European countries and various other jurisdictions throughout the world, to register a variety of WYNN-related trademarks and service marks in connection with a variety of goods and services. These marks include many of the same marks filed with the United States PTO and include “WYNN LAS VEGAS” and “ENCORE.” Some of the applications are based upon ongoing use and others are based upon a bona fide intent to use the marks.

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

•	adverse tourism trends given the current domestic and international economic conditions;

•	volatility and weakness in world-wide credit and financial markets and from governmental intervention in the financial markets;

•	general global macroeconomic conditions;

•	decreases in levels of travel, leisure and consumer spending;

•	continued high unemployment;

•	fluctuations in occupancy rates and average daily room rates;

•	conditions precedent to funding under our credit facilities;

•	continued compliance with all provisions in our credit agreements;

•	competition in the casino/hotel and resort industries and actions taken by our competitors;

•	new development and construction activities of competitors;

•	our dependence on Stephen A. Wynn and existing management;

•	our dependence on Wynn Las Vegas for all of our cash flow;

•	leverage and debt service (including sensitivity to fluctuations in interest rates);

•	changes in federal or state tax laws or the administration of such laws;

•	changes in state law regarding water rights;

•	changes in U.S. laws regarding healthcare;

•	changes in gaming laws or regulations (including the legalization of gaming in certain jurisdictions);

•	approvals under applicable jurisdictional laws and regulations (including gaming laws and regulations);

•	the impact that an outbreak of an infectious disease or the impact of a natural disaster may have on the travel and leisure industry;

•	the consequences of military conflicts in the Middle East and any future security alerts and/or terrorist attacks; and

•	pending or future legal proceedings.

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

We have a substantial amount of consolidated debt in relation to our equity. As of December 31, 2011, we had total outstanding debt of approximately $2.6 billion. In addition, our credit agreement and indenture permit us to incur additional indebtedness in the future if certain conditions are met. Our substantial indebtedness could have important consequences. For example:

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

•

we are required to use a substantial portion of our cash flow from the operations of Wynn Las Vegas to service and amortize our Wynn Las Vegas indebtedness, which will reduce the amount of available cash, if any, to fund working capital, other capital expenditures and other general corporate purposes, and may give us greater exposure to the current adverse economic and industry conditions;

•

we may experience decreased revenues from our operations attributable to decreases in consumer spending levels and high unemployment due to the current adverse economic and industry conditions, and could fail to generate sufficient cash to fund our liquidity needs and/or fail to satisfy the financial and other restrictive covenants to which we are subject under our existing indebtedness. We cannot provide assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available to us in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs;

•	we may have a limited ability to respond to changing business and economic conditions and to withstand competitive pressures, which may affect our financial condition;

•	we may not be able to obtain additional financing if needed, to satisfy working capital requirements, or pay for other capital expenditures, debt service or other obligations;

•

while we do hedge a certain amount of our debt under our credit facilities, rates with respect to a portion of the interest we pay will fluctuate with market rates and, accordingly, our interest expense will increase if market interest rates increase; and

•

if we fail to pay our debts generally as they become due, unsecured creditors that we fail to pay may initiate involuntary bankruptcy proceedings against us, subject to the requirements of the United States Bankruptcy Code, and such bankruptcy proceedings will delay or impair the repayment of our credit facilities and first mortgage notes.

Under the terms of the documents governing our debt facilities, we may, subject to certain limitations, be permitted to incur additional indebtedness, including secured senior and subordinated indebtedness. If we incur additional indebtedness, the risks described above will be exacerbated.

Following Wynn Resorts’ press release on February 19, 2012 relating to the redemption of Aruze USA, Inc.’s shares of Wynn Resorts’ common stock and the issuance of a promissory note with a principal amount of approximately $1.9 billion in redemption of the shares (the “Redemption Price Promissory Note”), Standard & Poor’s Ratings Services and Fitch Ratings revised their ratings outlooks on Wynn Resorts to stable from positive, although they did not change their ratings of Wynn Resorts. (Moody’s did not revise the ratings or outlook for Wynn Resorts as a result of the announcement.) Such ratings agency actions could make it more difficult for us to obtain additional financing on acceptable terms.

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

We are entirely dependent on Wynn Las Vegas for all of our cash flow, which subjects us to greater risks than a gaming company with more operating properties.

We do not expect to have material assets or operations other than Wynn Las Vegas. We are entirely dependent upon Wynn Las Vegas for all of our cash flow. As a result, we are subject to a greater degree of risk than a gaming company with more operating properties. The risks to which we have a greater degree of exposure include the following:

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

•	a decline in the number of visitors to Las Vegas;

•	a decrease in gaming and non-gaming activities at Wynn Las Vegas; and

•	the outbreak of an infectious disease such as H1N1 or the avian flu.

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

Wynn Las Vegas also competes, to some extent, with other hotel/casino facilities in Nevada, throughout the United States and elsewhere in the world. In addition, the legalization of casino gaming in or near metropolitan areas from which we attract customers could have a negative effect on our business. New or renovated casinos in Asia, including our property in Macau, could draw Asian gaming customers away from Las Vegas.

Our business relies on high-end, international customers to whom we often extend credit, and we may not be able to collect gaming receivables from our credit players or credit play may decrease.

A significant portion of our table games revenue at Wynn Las Vegas is attributable to the play of a limited number of international customers. The loss or a reduction in the play of the most significant of these customers could have a substantial negative effect on our future operating results. A continued downturn in economic conditions in the countries in which these customers reside could cause a further reduction in the frequency of visits by and revenue generated from these customers.

We conduct our gaming activities on a credit as well as a cash basis. This credit is unsecured. Table games players typically are extended more credit than slot players, and high-stakes players typically are extended more credit than patrons who tend to wager lower amounts. The collectability of receivables from international customers could be negatively affected by future business or economic trends or by significant events in the countries in which these customers reside. We will extend credit to those customers whose level of play and financial resources, in the opinion of management, warrant such an extension.

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

The operations of Wynn Las Vegas are contingent upon maintaining all necessary regulatory licenses, permits, approvals, registrations, findings of suitability, orders and authorizations. The laws, regulations and ordinances requiring these licenses, permits and other approvals generally relate to the responsibility, financial stability and character of the owners and managers of gaming operations, as well as persons financially interested or involved in gaming operations. The scope of the approvals required to open and operate a facility is extensive. We received all approvals for the opening of Wynn Las Vegas on April 28, 2005 and Encore on December 22, 2008; however, we are subject to ongoing regulation to maintain these operations.

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

The strength and profitability of our business depends on consumer demand for hotel casino resorts in general and for the type of luxury amenities our resort offers. Changes in consumer preferences or discretionary consumer spending could harm our business. Terrorist activities in the United States and elsewhere, military conflicts in the Middle East, outbreaks of infectious disease and pandemics, and natural disasters such as hurricanes, tsunamis and earthquakes, among other things, have had negative impacts on travel and leisure expenditures. We cannot predict the extent to which similar events and conditions may continue to affect us in the future. An extended period of reduced discretionary spending and/or disruptions or declines in airline travel and business conventions could significantly harm our operations. In particular, because our business relies heavily upon premium customers, particularly international customers, factors resulting in a decreased propensity to travel internationally could have a negative impact on our operations.

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

We currently have insurance coverage for terrorist acts included in our commercial property insurance policy with respect to Wynn Las Vegas, not to exceed $1.75 billion. However, these types of acts could expose us to losses that exceed our coverage and could have a significant negative impact on our operations.

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

If a third party successfully challenges Holdings’ ownership of, or right to use, the Wynn-related Trademarks and/or service marks, our business or results of operations could be harmed.

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

Wynn Resorts’ officers, directors and substantial stockholders are able to exert significant influence over our operations and future direction.

Our ultimate parent company is Wynn Resorts. Mr. Wynn and Elaine P. Wynn together own approximately 19.7% of Wynn Resorts’ outstanding common stock. As a result, Mr. Wynn and Elaine P. Wynn to the extent they vote their shares in a similar manner, may be able to exert significant influence over all matters requiring our stockholders’ approval, including the approval of significant corporate transactions.

In November 2006, Mr. Wynn, and Aruze USA, Inc., entered into a stockholders’ agreement. On January 6, 2010, the agreement was amended and restated to, among other things, recognize Mr. Wynn’s transfer of 11,076,709 shares to Elaine P. Wynn. Pursuant to the amended and restated stockholders agreement, Elaine P. Wynn became party to the agreement in connection with her ownership of 11,076,709 shares of the Company’s common stock. On February 18, 2012, Wynn Resorts redeemed all of the shares of Wynn Resorts’ common stock held by Aruze USA, Inc. For additional information on the redemption, see Item 8—“Notes to Consolidated Financial Statements”, Note 16 “Subsequent Events.”

Under the amended and restated stockholders’ agreement, Mr. Wynn and Elaine P. Wynn have agreed to vote their shares of Wynn Resorts’ common stock for a slate of directors supported by Mr. Wynn. As a result of this voting arrangement, Mr. Wynn, as a practical matter, exercises significant influence over the slate of directors to be elected to Wynn Resorts’ board of directors. In addition, with stated exceptions, the agreement requires the written consent of the other party prior to any party selling any shares of Wynn Resorts that it owns. Currently, Mr. Wynn owns 10,026,708 shares and Elaine P. Wynn owns 9,742,150 shares.

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

Any violation of the Foreign Corrupt Practices Act or applicable Anti-Money Laundering laws or regulations could have a negative impact on us.

We are subject to regulations imposed by the Foreign Corrupt Practices Act (the “FCPA”) and other anti-corruption laws that generally prohibit U.S. companies and their intermediaries from offering, promising, authorizing or making improper payments to foreign government officials for the purpose of obtaining or retaining business. Violations of the FCPA and other anti-corruption laws may result in severe criminal and civil sanctions as well as other penalties and the SEC and U.S. Department of Justice have increased their enforcement activities with respect to the FCPA. Internal control policies and procedures and employee training and compliance programs that we have implemented to deter prohibited practices may not be effective in prohibiting our employees, contractors or agents from violating or circumventing our policies and the law. If our employees or agents fail to comply with applicable laws or Company policies governing our international operations, the Company may face investigations, prosecutions and other legal proceedings and actions which could result in civil penalties, administrative remedies and criminal sanctions. Kazuo Okada, a director of Wynn Resorts, has failed to comply with internal training in these matters and has failed to return to Wynn Resorts an executed Acknowledgment that he agrees to comply with the Wynn Resorts’ Code of Business Conduct and Ethics. For additional information on the Freeh Report, which detailed numerous instances of conduct constituting prima facie violations of the FCPA by Mr. Okada and certain of his affiliates, and the redemption of Aruze USA, Inc.’s shares, see Item 8—“Notes to Consolidated Financial Statements”, Note 16 “Subsequent Events.” Any determination that we have violated the FCPA could have a material adverse effect on our financial condition.

We also deal with significant amounts of cash in our operations and are subject to various reporting and anti-money laundering regulations. Any violation of anti-money laundering laws or regulations by any of our resorts could have a negative effect on our results of operations.

As previously disclosed, in May 2011, Wynn Macau, a majority owned subsidiary of Wynn Resorts, made a commitment to the University of Macau Development Foundation in support of the new Asia-Pacific Academy of Economics and Management. This contribution consists of a $25 million payment made in May 2011 and a commitment for additional donations of $10 million each year for the calendar years 2012 through 2022 inclusive. The pledge was consistent with Wynn Resorts long-standing practice of providing philanthropic support for deserving institutions in the markets in which it operates. The pledge was made following an extensive analysis which concluded that the gift was made in accordance with all applicable laws. The pledge was considered by the Boards of Directors of both the Wynn Resorts and Wynn Macau and approved by 15 of the 16 directors who serve on those boards. The sole dissenting vote was Mr. Kazuo Okada whose stated objection was to the length of time over which the donation would occur, not its propriety.

Also as previously disclosed, Mr. Okada commenced litigation on January 11, 2012, in Nevada seeking to compel Wynn Resorts to produce information relating to the donation to the University of Macau, among other things.

On February 8, 2012, following Mr. Okada’s lawsuit, Wynn Resorts received a letter from the Salt Lake Regional Office of the U.S. Securities and Exchange Commission (“SEC”) requesting that, in connection with an informal inquiry by the SEC, Wynn Resorts preserve information relating to the donation to the University of Macau, any donations by Wynn Resorts to any other educational charitable institutions, including the University of Macau Development Foundation, and Wynn Resort’s casino or concession gaming licenses or renewals in Macau. Wynn Resorts has informed the Salt Lake Regional Office that it intends to fully comply with the SEC’s request.

On February 19, 2012, Wynn Resorts filed a complaint in Nevada state court against Mr. Okada and other entities alleging, among other things, breach of fiduciary duty in connection with alleged violations of the FCPA.

Potential violations of law by Mr. Okada (formerly the largest beneficial owner of Wynn Resorts’ shares) and his affiliates could have adverse consequences to the Company.

As described in this Annual Report on Form 10-K, on February 18, 2012, the board of directors of Wynn Resorts received a report from Freeh, Sporkin & Sullivan, LLP (the “Freeh Report”) detailing numerous instances of conduct constituting prima facie violations of the FCPA by Kazuo Okada (formerly the largest beneficial owner of Wynn Resorts’ shares) and certain of his affiliates. See Item 8—“Notes to Consolidated Financial Statements”, Note 16 “Subsequent Events.” Wynn Resorts has provided the Freeh Report to applicable regulators and intends to cooperate with any related investigation that such regulators may undertake. The conduct of Mr. Okada and his affiliates and any resulting regulatory investigations could have adverse consequences to the Company. A finding by regulatory authorities that Mr. Okada violated the FCPA on property of Wynn Resorts or its subsidiaries and/or otherwise involved Wynn Resorts or its subsidiaries in criminal or civil violations could result in actions by regulatory authorities against Wynn Resorts or its subsidiaries. Relatedly, regulators could pursue separate investigations into Wynn Resorts’ and its subsidiaries’ compliance with applicable laws, including in response to litigation filed by Mr. Okada suggesting improprieties in connection with the donation by Wynn Resorts’ subsidiary to the University of Macau and a related informal inquiry by the SEC into this donation. While the Company believes that it is in full compliance with all applicable laws, any such investigations could result in actions by regulators against Wynn Resorts or its subsidiaries.

Ongoing litigation and other disputes with Mr. Okada and certain of his affiliates could distract management and result in negative publicity and additional scrutiny of regulators.

There has been widespread publicity of the findings in the Freeh Report of prima facie violations of law by Mr. Okada and his affiliates, Wynn Resorts’ board of directors’ unsuitability finding, the redemption of shares and related litigation. The actions, litigation, and publicity could reduce demand for shares of Wynn Resorts and thereby have a negative impact on the trading prices of its shares. The disputes may also lead to additional scrutiny from gaming regulators, which could lead to investigations relating to, and possibly a negative impact on, the Company’s gaming licenses, and possibly have a negative impact on the Company’s ability to bid successfully for new gaming market opportunities.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Las Vegas Land

We currently own approximately 240 acres of land on or near the Las Vegas Strip. This consists of approximately 75 acres at the northeast corner of the intersection of Las Vegas Boulevard and Sands Avenue on which Wynn Las Vegas is located, the approximately 142-acre golf course behind Wynn Las Vegas, approximately 5 acres adjacent to the golf course on which an office building is located and approximately 18 acres located across from the Wynn Las Vegas site at Koval Lane and Sands Avenue, a portion of which is improved with an employee parking garage. Our Las Vegas property, with limited exceptions, is encumbered by a first priority security interest in favor of our lenders under our first mortgage notes and bank credit facilities.

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

Item 4. Mine Safety Disclosures

Not Applicable.

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

	Years Ended December 31,
	2011	2010	2009	2008	2007
	(in thousands)
Consolidated Statements of Operations Data:
Net revenues [1]	$1,481,895	$1,296,556	$1,230,120	$1,099,891	$1,295,851
Pre-opening costs	—	2,479	346	72,373	6,457
Operating income (loss)	101,319	(81,314)	(144,279)	(58,616)	199,825
Net income (loss)	(95,632)	(348,329)	(309,870)	(129,794)	124,219

	$1,481,895	$1,481,895	$1,481,895	$1,481,895	$1,481,895
	As of December 31,
	2011	2010	2009	2008	2007
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$201,399	$52,540	$66,354	$123,315	$146,521
Construction in progress	6,368	19,281	23,973	4,579	865,130
Total assets	4,035,398	4,108,516	4,254,324	4,584,271	3,647,256
Total long-term obligations [2]	2,632,164	2,730,738	2,638,083	2,897,328	2,034,603
Member’s equity	1,010,307	1,098,502	1,385,553	1,257,563	1,375,020

[1]	Encore opened on December 22, 2008.
[2]	Includes long-term debt, interest rate swap and long-term amounts due to affiliates.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K.

Overview

We are a developer, owner and operator of destination casino resorts. We currently own and operate Wynn Las Vegas, a destination casino resort in Las Vegas, Nevada, which opened on April 28, 2005. In December 2008, we expanded Wynn Las Vegas with the opening of Encore at Wynn Las Vegas. Wynn Las Vegas, located at the intersection of the Las Vegas Strip and Sands Avenue, occupies approximately 217 acres of land fronting the Las Vegas Strip, utilizes approximately 18 additional acres across Sands Avenue, a portion of which is improved with an employee parking garage and approximately 5 acres adjacent to the golf course on which an office building is located.

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

•

Approximately 97,000 square feet of high-end, brand-name retail shopping, including stores and boutiques by Alexander McQueen, Brioni, Cartier, Chanel, Dior, Graff, Hermes, Loro Piana, Louis Vuitton, Manolo Blahnik, Oscar de la Renta, Vertu and others;

•	Recreation and leisure facilities, including an 18-hole golf course, swimming pools, private cabanas and two full service spas and salons;

•	Two showrooms; and

•	Three nightclubs and a beach club.

Construction and Future Development

In response to our evaluation of our property and the reactions of our guests, we have and expect to continue to remodel and make enhancements and refinements to our resort complex. In January 2011, we completed a refurbishment and upgrade to the resort rooms at Wynn Las Vegas. A remodel of the suites was completed in early May 2011. These remodels were completed at a cost of $61 million.

Approximately 142 acres of land immediately adjacent to Wynn Las Vegas is currently improved with a golf course. While we may develop this property in the future; due to the current economic environment and certain restrictions in our credit facilities, we have no immediate plans to develop this property.

Current Economic and Operating Environment

During 2011, the economic environment in the gaming, tourism and convention markets in Las Vegas began to improve with increased levels of gaming revenue, visitation and hotel room demand. For the year ended December 31, 2011, the average daily room rate increased 10.7%, visitation increased 4.3% to 38.9 million visitors, and Las Vegas Strip gaming revenues increased 5.1%, all as compared to the year ended December 31, 2010. While these gaming and hotel statistics have increased from prior year levels, uncertainty still exists in the Las Vegas market. For the year ended December 31, 2011, we benefited from a higher than normal table games win percentage, improved ADR and increased visitation resulting in an increase in all revenue streams including entertainment, food and beverage. While we experienced a decrease in occupancy rate over the prior year, we were able to achieve an increase in average daily rate as we adjusted rates in an effort to attract a higher quality customer who would take advantage of all aspects of our resort.

Results of Operations

We offer gaming, hotel accommodations, dining, entertainment, retail shopping, convention services and other amenities at our resort. We currently rely solely upon the operations of Wynn Las Vegas for our operating cash flow. Concentration of our cash flows to Wynn Las Vegas exposes us to certain risks that competitors, whose operations are more diversified, may be better able to control. In addition to the concentration of operations to Wynn Las Vegas, many of our customers are premium gaming customers who wager on credit, thus exposing us to increased credit risk. High-end gaming also increases the potential for variability in our results.

We recorded a net loss for the year ended December 31, 2011 of $95.6 million, which represents an improvement of $252.7 million from the net loss of $348.3 million recorded for the year ended December 31, 2010. This improvement is primarily due to an increase in departmental profits, especially in the casino department and the hotel department. See below for a more detailed discussion regarding our results.

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

Financial results for the year ended December 31, 2011 compared to the year ended December 31, 2010.

Revenues

Net revenues for the year ended December 31, 2011 are comprised of $625.2 million in casino revenues (42.2% of total net revenues) and $856.7 million of net non-casino revenues (57.8% of total net revenues). Net revenues for the year ended December 31, 2010 were comprised of $534.3 million in casino revenues (41.2% of total net revenues) and $762.3 million of net non-casino revenues (58.8% of total net revenues).

Casino revenues are comprised of the net win from our table games and slot machine operations. We experienced an increase in casino revenues of $90.9 million (17%) to $625.2 million for the year ended December 31, 2011, compared to $534.3 million for the year ended December 31, 2010. For the year ended December 31, 2011, we experienced a 9.9% increase in drop and an increase in the average table games win percentage compared to the prior year. Our average table games win percentage (before discounts) of 24.9% was above the expected range of 21% to 24% for the year ended December 31, 2011. For the year ended December 31, 2010, our average table games win percentage (before discounts) was 22.2%. Slot machine handle increased slightly compared to the prior year; however, slot machine win increased 7.0% as more play shifted to higher hold slot machines.

For the year ended December 31, 2011, room revenues were $354 million, which represents a $45.6 million (14.8%) increase over the $308.4 million generated in the year ended December 31, 2010. We experienced an increase in room rates during the year ended December 31, 2011, compared to the prior year, with a 1.9 percentage point decrease in occupancy rate. We were able to achieve an increase in ADR as we adjusted rates to attract a high quality customer who would take advantage of all aspects of our resort. See the table below for key operating measures related to our room revenue.

	Year Ended December 31,
	2011	2010
Average Daily Rate	$242	$210
Occupancy	86.1%	88.0%
REVPAR	$208	$185

Other non-casino revenues for the year ended December 31, 2011, included food and beverage revenues of $454.7 million, retail revenues of $87.3 million, entertainment revenues of $82.2 million, and other revenues from outlets such as the spa and salon of $60.1 million. Other non-gaming revenues for the year ended December 31, 2010, included food and beverage revenues of $417.2 million, retail revenues of $83.1 million, entertainment revenues of $72 million, and other revenues from outlets, including the spa and salon, of $58.9 million. The increase in food and beverage revenue is due primarily to business in our nightclubs including the full year of operations of the Encore Beach Club and Surrender Nightclub which opened in May 2010, and increases in our catering and restaurant business that we experienced with the improving tourism and convention markets during 2011. Entertainment revenues increased over the prior year primarily due to revenue from Garth Brooks who performs in the Encore Theater, and the Sinatra “Dance with Me” show which ended its run on April 23, 2011.

Departmental, Administrative and Other Expenses

For the year ended December 31, 2011, departmental expenses included casino expenses of $298.2 million, room expenses of $122.2 million, food and beverage expenses of $264.9 million, and entertainment, retail and other expenses of $147 million. Also included are general and administrative expenses of $225.5 million and $20.3 million charged as a provision for doubtful accounts receivable. For the year ended December 31, 2010, departmental expenses included casino expenses of $288.3 million, room expenses of $119.4 million, food and beverage expenses of $256.2 million, and entertainment, retail and other expenses of $145.3 million. Also included are general and administrative expenses of $237.7 million and $15.7 million charged as a provision for doubtful accounts receivable.

Casino expense increased as a result of increased gaming revenue. Although our room revenues increased 14.8%, room expenses increased only 2.3% as the revenue increase was driven primarily by increased ADR. Food and beverage expenses increased commensurate with the increase in revenues. General and administrative expenses decreased primarily as a result of lower property tax expense and reduced utility costs. The provision for doubtful accounts receivable increased for the year ended December 31, 2011, primarily due to a higher casino revenue base, compared to the prior year.

Management fees

Since opening Wynn Las Vegas, management fees payable to Wynn Resorts for certain corporate management services have been charged and accrued at a rate equal to 1.5% of net revenues. These fees will be paid upon meeting certain leverage ratios and satisfying certain other criteria set forth in our credit facilities and the first mortgage notes indentures. Management fees were $22.2 million for the year ended December 31, 2011, compared to $19.5 million for the year ended December 31, 2010, as revenues increased.

Pre-opening costs

For the year ended December 31, 2011, we incurred no pre-opening costs. Pre-opening costs incurred for the year ended December 31, 2010 of $2.5 million were related to the Encore Beach Club and Surrender Nightclub which opened in May 2010.

Depreciation and amortization

Depreciation and amortization for the year ended December 31, 2011 was $263.6 million compared to $274.3 million for the year ended December 31, 2010. This decrease is primarily due to assets with a 5-year life being fully depreciated as of April 2010 at Wynn Las Vegas, offset by depreciation of the assets of the Encore Beach Club which were placed into service in May 2010.

Property charges and other

Property charges and other for the year ended December 31, 2011, were $16.6 million compared to $19 million for the year ended December 31, 2010. Property charges and other for the year ended December 31, 2011, include miscellaneous renovations and abandonments at our resort, including modifications of the Encore retail esplanade, the closure of the Blush nightclub and the write off of certain off-site golf memberships. Property charges and other for the year ended December 31, 2011 also includes the write off of costs related to the Sinatra “Dance with Me” show that ended its run earlier in the year.

Property charges and other for the year ended December 31, 2010, include a contract termination payment of $14.9 million related to a management contract for certain of the nightclubs at Wynn Las Vegas and miscellaneous renovations and abandonments.

In response to our evaluation of our resort complex and the reactions of our guests, we continue to make enhancements. The costs relating to assets retired as a result of these enhancement and remodel efforts will be expensed as property charges.

Other non-operating costs and expenses

Interest expense was $201.3 million, net of capitalized interest of $0, for the year ended December 31, 2011, compared to $193.4 million, net of capitalized interest of $0.6 million for the year ended December 31, 2010. Our interest expense increased compared to the prior year primarily due to higher interest rates on the first mortgage notes and the Wynn Las Vegas Term Loan Facilities. This increase was partially offset by reduced outstanding balances on the Wynn Las Vegas Revolver.

Changes in the fair value of our interest rate swaps are recorded as an increase (decrease) in swap fair value in each year. We recorded a gain of $3.8 million for the year ended December 31, 2011, resulting from the increase in the fair value of our interest rate swap from December 31, 2010 to December 31, 2011. We recorded an expense of $4.2 million for the year ended December 31, 2010, resulting from the decrease in the fair value of our interest rate swap from December 31, 2009 to December 31, 2010. This swap will mature in November 2012.

In April 2010 we completed an exchange offer for a portion of our outstanding 6 5/8% First Mortgage Notes, due 2014 (the “2014 Notes”). In connection with that exchange offer, the direct costs incurred with third parties of $4.6 million were expensed. In the third quarter of 2010, we completed a tender offer for the then outstanding 2014 Notes and subsequent call of all the remaining amounts once the tender was completed. In connection with this transaction, we recorded a loss on extinguishment of debt of $65.4 million. This included the tender offer consideration, the call premium and the related write off of the unamortized debt issue costs and original issue discount.

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

Casino revenues are comprised of the net win from our table games and slot machine operations. We experienced an increase in casino revenues of approximately $28.5 million (5.6%) to $534.3 million for the year ended December 31, 2010, compared to $505.8 million for the year ended December 31, 2009. For the year ended December 31, 2010, we experienced a 3.4% increase in drop and an increase in the average table games win percentage compared to the prior year. Our average table games win percentage (before discounts) of 22.2% was within the expected range of 21% to 24% for the year ended December 31, 2010. For the year ended December 31, 2009, our average table games win percentage (before discounts) was 20.2%. Slot handle decreased 18.3% for the year ended December 31, 2010 as compared to 2009; however slot win, net of free play and progressive accruals only decreased 6.9% compared to the prior year as more play shifted to higher hold machines.

For the year ended December 31, 2010, room revenues were approximately $308.4 million, which represents a $12.7 million (4%) decrease compared to the $321.2 million generated in the year ended December 31, 2009. We continued to experience a decrease in room rates during the year ended December 31, 2010, compared to the year ended December 31, 2009. We believe this is due to the current economic conditions in which we operate in the U.S. and the increased capacity in the Las Vegas market including the opening of a new large scale casino hotel in Las Vegas in December 2009. Also, due to our remodel of the rooms and suites at Wynn Las Vegas beginning in July 2010, we had 3.8% fewer room nights available during the year ended December 31, 2010 which contributed to a decrease in room revenues compared to the prior year. The room remodel was completed in January 2011 and the suite remodel was completed in May 2011. See the table below for key operating measures related to our room revenue.

	Year Ended December 31,
	2010	2009
Average Daily Rate	$210	$217
Occupancy	88.0%	85.2%
REVPAR	$185	$185

Other non-casino revenues for the year ended December 31, 2010 included food and beverage revenues of approximately $417.2 million, retail revenues of approximately $83.1 million, entertainment revenues of approximately $72 million, and other revenues from outlets such as the spa and salon, of approximately $58.9 million. Other non-gaming revenues for the year ended December 31, 2009 included food and beverage revenues of approximately $385.8 million, retail revenues of approximately $85.8 million, entertainment revenues of approximately $57.1 million, and other revenues from outlets, including the spa and salon, of approximately $60.5 million. The increase in food and beverage revenue is due primarily to business in our nightclubs including the opening of the Encore Beach Club and Surrender Nightclub in May 2010. Entertainment revenues increased over the prior year primarily due to performances by Garth Brooks in the Encore Theater which started in December 2009, as well as increased revenue from our Le Rêve show.

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

Pre-opening costs

For the year ended December 31, 2010, we incurred $2.5 million of pre-opening costs. We incurred $0.3 million of preopening costs for the year ended December 31, 2009. Pre-opening costs incurred for the year ended December 31, 2010, were related the Encore Beach Club and Surrender Nightclub which opened in May 2010.

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

Property charges and other

Property charges and other for the year ended December 31, 2010, were $19 million compared to $24.5 million for the year ended December 31, 2009. Property charges and other for the year ended December 31, 2010 include a contract termination payment of $14.9 million related to a management contract for certain of the nightclubs at our resorts, as well as miscellaneous renovations and abandonments at Wynn Las Vegas and Encore.

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

Other non-operating costs and expenses

Interest expense was $193.4 million, net of capitalized interest of $0.6 million, for the year ended December 31, 2010, compared to $157.2 million for the year ended December 31, 2009. There was no interest capitalized during the year ended December 31, 2009. Interest expense increased $36.2 million primarily due to increased interest related to the $500 million 7 7/8% First Mortgage Notes issued in October 2009, a higher rate on the 2020 Notes, as discussed below, and offset partially by reductions in amounts outstanding under the Wynn Las Vegas bank credit facilities compared to the prior year.

Changes in the fair value of our interest rate swaps are recorded as an increase (or decrease) in swap fair value in each year. We recorded an expense of $4.2 million for the year ended December 31, 2010, resulting from the decrease in the fair value of our interest rate swap from December 31, 2009 to December 31, 2010. We recorded an expense of approximately $4.2 million for the year ended December 31, 2009, resulting from the decrease in the fair value of our interest rate swap from August 2009 (the date we entered into the agreement) to December 31, 2009.

In April 2010 we completed an exchange offer for a portion of our outstanding 2014 Notes. In connection with that exchange offer, the direct costs incurred with third parties of $4.6 million were expensed. In the third quarter of 2010, we completed a tender offer for the then outstanding 2014 Notes and subsequent call of all the remaining amounts once the tender was completed. In connection with this transaction, we recorded a loss on extinguishment of debt of $65.4 million. This included the tender offer consideration, the call premium and the related write off of the unamortized debt issue costs and original issue discount.

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

Net cash provided by operations for the year ended December 31, 2011 was $228 million compared to $104.6 million provided by operations for the year ended December 31, 2010. This increase is primarily due to the increase in operating income as a result of increased casino and rooms department profitability. Cash flow from operations were negatively impacted by a $50.4 million increase in cash paid for interest as our interest payment dates changed with the debt transactions we completed last year and ordinary changes in working capital.

Capital Resources

At December 31, 2011, we had approximately $201.4 million of cash and cash equivalents available for use without restriction, including for operations, debt service and retirement, new development activities, enhancements to our resort and general corporate purposes. We require a certain amount of cash on hand for operations. As of December 31, 2011, we have $351.1 million of availability under our senior revolving credit facility. We anticipate such funds, together with any additional borrowings and cash generated from operations will satisfy our liquidity needs during 2012. Except for scheduled quarterly payments on one note payable, and the mandatory prepayment of approximately $88 million pursuant to the excess cash flow provision of the credit facilities, we have no debt maturities until July 2013.

Investing Activities

Capital expenditures were approximately $65.2 million for the year ended December 31, 2011, and were primarily related to the room and suite remodel at Wynn Las Vegas, the new high limit slot salon, the new Tower Suites lobby and lounge and other property remodels. Capital expenditures were approximately $157.1 million for the year ended December 31, 2010, and were related primarily to the Wynn Las Vegas room and suite remodel and the Encore Beach Club and Surrender Nightclub. Capital expenditures were approximately $245 million for the year ended December 31, 2009 and were almost entirely related to the construction of Encore.

Financing Activities

In April 2010 we completed an exchange offer for a portion of our outstanding 2014 Notes. In connection with that exchange offer, the direct costs incurred with third parties of $4.6 million were expensed. In the third quarter of 2010, we completed a tender offer for the then outstanding 2014 Notes and subsequent call of all the remaining amounts once the tender was completed. In connection with this transaction, we recorded a loss on extinguishment of debt of $65.4 million. This included the tender offer consideration, the call premium and the related write off of the unamortized debt issue costs and original issue discount.

As of December 31, 2011, we had the following first mortgage notes outstanding:

7 7/8% First Mortgage Notes due 2017

In October 2009, we issued, in a private offering, $500 million aggregate principal amount of 7 7/8% first mortgage notes due November 1, 2017 (the “2017 Notes”) at a price of 97.823% of the principal amount. We pay interest on the 2017 Notes on May 1st and November 1st of each year. Commencing November 1, 2013, the 2017 Notes are redeemable at our option at a price equal to 103.938% of the principal amount redeemed and the premium over the principal amount declines ratably on November 1st of each year thereafter to zero on or after November 1, 2015. The 2017 Notes are senior secured obligations, guaranteed by certain of our subsidiaries and secured by a first priority lien on substantially all of our existing and future assets and that of the guarantors, and a first priority lien on the equity interests of Wynn Las Vegas, LLC, all of which is the same collateral that secures borrowings under our credit facilities. The indenture governing the 2017 Notes contains customary negative covenants and financial covenants, including, but not limited to, covenants that restrict our ability to: pay dividends or distributions or repurchase equity; incur additional debt; make investments; create liens on assets to secure debt; enter into transactions with affiliates; enter into sale-leaseback transactions; merge or consolidate with another company; transfer and sell assets or create dividend and other payment restriction affecting subsidiaries.

7 7/8% First Mortgage Notes due 2020

In April 2010, we issued, in a private offering, $352 million aggregate principal amount of 7 7/8% first mortgage notes due May 1, 2020 (the “2020 Notes”). The 2020 Notes were issued pursuant to an exchange offer for previously issued notes that were to mature in December 2014. We pay interest on the 2020 Notes on May 1st and November 1st of each year. Commencing May 1, 2015, the 2020 Notes are redeemable at our option at a price equal to 103.938% of the principal amount redeemed and the premium over the principal amount declines ratably on May 1st of each year thereafter to zero on or after May 1, 2018. The 2020 Notes rank pari passu in right of payment with borrowings under our credit facilities and the 2017 Notes. The 2020 Notes are senior secured obligations, guaranteed by certain of our subsidiaries and secured by a first priority lien on substantially all of our existing and future assets and that of the guarantors, and a first priority lien on the equity interests of Wynn Las Vegas, LLC, all of which is the same collateral that secures borrowings under our credit facilities and the 2017 Notes. The indenture governing the 2020 Notes contains customary negative covenants and financial covenants, including, but not limited to, covenants that restrict our ability to: pay dividends or distributions or repurchase equity; incur additional debt; make investments; create liens on assets to secure debt; enter into transactions with affiliates; enter into sale-leaseback transactions; merge or consolidate with another company; transfer and sell assets or create dividend and other payment restriction affecting subsidiaries.

7 3/4% First Mortgage Notes due 2020

In August 2010, we issued $1.32 billion aggregate principal amount of 7 3/4% first mortgage notes due August 15, 2020 (the “New 2020 Notes”). The New 2020 Notes were issued at par. The New 2020 Notes refinanced our previous note issue that was to mature in December 2014. We pay interest on the New 2020 Notes on February 15th and August 15th of each year. Commencing August 15, 2015, the New 2020 Notes are redeemable at our option at a price equal to 103.875% of the principal amount redeemed and the premium over the principal amount declines ratably on August 15th of each year thereafter to zero on or after August 15, 2018. The New 2020 Notes rank pari passu in right of payment with borrowings under our credit facilities, the 2017 Notes and the 2020 Notes. The New 2020 Notes are senior secured obligations, guaranteed by certain of our subsidiaries and secured on an equal and ratable basis (with certain exceptions) by a first priority lien on substantially all of our existing and future assets that of the guarantors, and a first priority lien on the equity interests of Wynn Las Vegas, LLC, all of which is the same collateral that secures borrowings under our credit facilities, the 2017 Notes and the 2020 Notes. The indenture governing the New 2020 Notes contains customary negative covenants and financial covenants, including, but not limited to, covenants that restrict our ability to: pay dividends or distributions or repurchase equity; incur additional debt; make investments; create liens on assets to secure debt; enter into transactions with affiliates; enter into sale-leaseback transactions; merge or consolidate with another company; transfer and sell assets or create dividend and other payment restriction affecting subsidiaries.

Wynn Las Vegas Credit Facilities

As of December 31, 2011, our credit facilities, as amended, consisted of a $108.5 million revolving credit facility, due July 2013 and a $258.4 million revolving credit facility due July 2015 (together the “Revolver”), and a fully drawn $40.3 million term loan facility due August 2013 and a fully drawn $330.6 million term loan facility due August 2015 (together the “Term Loan”). The Revolver and the Term Loan are together referred to as the “Credit Facilities.” During the year ended December 31, 2011, we repaid $20.1 million of borrowings under the Revolver and $4 million under the Term Loan. As of December 31, 2011, the Term Loan was fully drawn and we had no borrowings outstanding under the Revolver. We had $15.8 million of outstanding letters of credit that reduce availability for borrowing under the Revolver. We had availability of $351.1 million under the Revolver as of December 31, 2011.

Loans under the Credit Facilities bear interest at fluctuating rates, based on LIBOR or an alternative base rate, plus an applicable margin. As of December 31, 2011, the applicable margin for LIBOR loans under the Revolver and the Term Loan due August 17, 2015 was 3.0%, and the applicable margin for LIBOR loans under the Term Loan due August 15, 2013 was 1.875%. Base Rate Loans bear interest at (a) the greatest of (i) the rate most recently announced by Deutsche Bank as its “prime rate,” (ii) the Federal Funds Rate plus 1/2 of 1% per annum, and (iii) in the case of a Revolver loan the one month Eurodollar rate; plus (b) a borrowing margin of 2.0% for Revolver loans and 0.875% for Term Loans. Interest on Base Rate Loans will be payable quarterly in arrears. Wynn Las Vegas, LLC also pays, quarterly in arrears, 1.0% per annum on the daily average of unborrowed amounts under the Revolver.

In addition to scheduled amortization payments, Wynn Las Vegas, LLC is required to make mandatory prepayments of indebtedness under the Credit Facilities from the net proceeds of all debt offerings (other than those constituting certain permitted debt). Wynn Las Vegas, LLC is also required to make mandatory repayments of indebtedness under the Credit Facilities from specified percentages of excess cash flow, which percentages may decrease and/or be eliminated based on Wynn Las Vegas, LLC’s leverage ratio. For 2012, we expect to make a mandatory repayment of approximately $88 million in March pursuant to this provision of the Credit Facilities. Wynn Las Vegas, LLC has the option to prepay all or any portion of the indebtedness under the Credit Facilities at any time without premium or penalty.

The Credit Facilities contain customary negative covenants and financial covenants, including negative covenants that restrict Wynn Las Vegas, LLC’s ability to: incur additional indebtedness, including guarantees; create, incur, assume or permit to exist liens on property and assets; declare or pay dividends and make distributions or restrict the ability of Wynn Las Vegas, LLC’s subsidiaries to pay dividends and make distributions; engage in mergers, investments and acquisitions; enter into transactions with affiliates; enter into sale-leaseback transactions; execute modifications to material contracts; engage in sales of assets; make capital expenditures; and make optional prepayments of certain indebtedness. The financial covenants include maintaining a Consolidated Interest Coverage Ratio, as defined, not less than 1.00 to 1 as of December 31, 2011. Management believes that the Company was in compliance with all covenants at December 31, 2011. The Consolidated Interest Coverage Ratio remains at 1.00 to 1 through June 2013.

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

Parent Company contributions

During the years ended December 31, 2010 and 2009, Wynn Resorts made cash capital contributions to us in the amount of $50 million and $413 million, respectively. The proceeds from these contributions were used to fund construction costs of Encore paid during 2009 and to fund paydowns of our outstanding debt.

Off-Balance Sheet Arrangements

We have not entered into any transactions with special purpose entities nor do we engage in any derivatives except for previously discussed interest rate swaps. We do not have any retained or contingent interest in assets transferred to an unconsolidated entity. At December 31, 2011, we had outstanding letters of credit totaling $15.8 million.

Contractual Obligations and Commitments

The following table summarizes our scheduled contractual commitments at December 31, 2011 (amounts in millions):

	Payments Due By Period
	Less Than 1 Year	1 to 3 Years	4 to 5 Years	After 5 Years	Total
Long-term debt obligations	$89.4	$33.5	$254.6	$2,230.7	$2,608.2
Fixed interest payments	171.8	343.6	343.5	503.9	1,362.8
Estimated variable interest payments [1]	15.5	29.0	9.7	0.2	54.4
Operating leases	2.1	3.5	2.5	2.8	10.9
Construction contracts and commitments	6.7	—	—	—	6.7
Employment agreements	24.8	24.1	2.3	—	51.2
Other [2]	28.0	31.6	—	—	59.6

Total commitments	$338.3	$465.3	$612.6	$2,737.6	$4,153.8

[1]	Amounts for all periods represent our estimated future interest payments on our debt facilities based upon amounts outstanding and LIBOR rates at December 31, 2011. Actual rates will vary.
[2]	Other includes open purchase orders and other contracts.

Other Liquidity Matters

We are restricted under the indentures governing the 2017 Notes, the 2020 Notes and the New 2020 Notes from making certain “restricted payments” as defined in the indentures. These restricted payments include the payment of dividends or distributions to any direct or indirect holders of equity interests of Wynn Las Vegas, LLC. The restricted payments may not be made until certain other financial and non-financial criteria have been satisfied. In addition, the Credit Facilities contains similar restrictions.

We intend to fund our operations and capital requirements from operating cash flow and availability under the Revolver. We cannot be sure that we will generate sufficient cash flow from operations or that future borrowings, if any, will be sufficient to enable us to service and repay Wynn Las Vegas, LLC’s indebtedness and to fund our other liquidity needs. We cannot be sure that we will be able to refinance any of our indebtedness on acceptable terms or at all.

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

Development, Construction and Property and Equipment Estimates

During the construction and development of a resort, pre-opening or start-up costs are expensed when incurred. In connection with the construction and development of our resort, significant start-up costs were incurred and charged to pre-opening costs prior to the opening date. Once open, expenses associated with the opening of the resort are no longer charged as pre-opening costs.

During the construction and development stage, direct costs such as those incurred for the design and construction of our properties, including applicable portions of interest, are capitalized. Accordingly, the recorded amounts of property and equipment increase significantly during construction periods. Depreciation expense related to capitalized construction costs is recognized when the related assets are placed in service. Upon the opening of our resorts, we begin recognizing depreciation expense on the fixed assets.

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

Allowance for Estimated Doubtful Accounts Receivable

A substantial portion of our outstanding receivables relate to casino credit play. Credit play, through the issuance of markers, represents a significant portion of the table games volume at Wynn Las Vegas. We maintain strict controls over the issuance of markers and aggressively pursue collection from those customers who fail to pay their balances in a timely fashion. These collection efforts may include the mailing of statements and delinquency notices, personal contacts, the use of outside collection agencies, and litigation. Markers are generally legally enforceable instruments in the United States. Markers are not legally enforceable instruments in some foreign countries, but the United States assets of foreign customers may be used to satisfy judgments entered in the United States. At December 31, 2011 and 2010, approximately 76% and 75%, respectively, of our casino accounts receivable were owed by customers from foreign countries, primarily in Asia. The collectability of markers given by foreign customers is affected by a number of factors including changes in currency exchange rates and economic conditions in the customers’ home countries.

We regularly evaluate our reserve for bad debts based on a specific review of customer accounts as well as management’s prior experience with collection trends in the casino industry and current economic and business conditions. The following table presents key statistics related to our casino accounts receivables (amounts in thousands):

	December 31, 2011	December 31, 2010
Casino accounts receivable	$175,984	$166,701
Allowance for doubtful casino accounts receivable	$75,705	$70,208
Allowance as a percentage of casino accounts receivable	43.0%	42.1%
Percentage of casino accounts receivable outstanding over 180 days	34.8%	33.5%

Our reserve for doubtful casino accounts receivable is based on our estimates of amounts collectible and depends on the risk assessments and judgments by our employees regarding realizability, the state of the economy and our credit policy.

At December 31, 2011, a 100 basis-point change in the allowance for doubtful accounts as a percentage of casino accounts receivable would change the provision for doubtful accounts by approximately $0.8 million.

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

Derivative Financial Instruments

We seek to manage our market risk, including interest rate risk associated with variable rate borrowings, through balancing fixed-rate and variable-rate borrowings and the use of derivative financial instruments. We account for derivative financial instruments in accordance with applicable accounting standards. Derivative financial instruments are recognized as assets or liabilities, with changes in fair value affecting net income or comprehensive income, as applicable. As of December 31, 2011, changes in our interest rate swap fair value is being recorded in our Consolidated Statements of Operations, as the swap does not qualify for hedge accounting.

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

The expected volatility and expected term assumptions can significantly impact the fair value of stock options. We believe that the valuation techniques and the approach utilized to develop our assumptions are appropriate in calculating the fair value of the options we grant. We estimate the expected stock price volatility using a combination of implied and historical factors related to our stock price in accordance with applicable accounting standards. As our stock price fluctuates, this estimate will change. Expected term represents the estimated average time between the option’s grant date and its exercise date. For the year ended December 31, 2011, no stock options were granted.

Accounting standards also require the classification of stock compensation expense in the same financial statement line items as cash compensation, and therefore impacts our departmental expenses (and related operating margins), pre-opening costs and construction in progress for our development projects, and our general and administrative expenses (including corporate expenses).

Self-Insurance Reserves

We are self-insured up to certain limits for costs of employee health coverage (fully insured for employee health coverage beginning January 1, 2012), workers’ compensation and general liability claims. Insurance claims and reserves include accruals of estimated settlements for known claims, as well as accruals of estimates for claims incurred but not yet reported. In estimating these accruals, we consider historical loss experience and make judgments about the expected level of costs per claim. Management believes the estimates of future liability are reasonable based upon its methodology; however, changes in health care costs, accident frequency and severity could materially affect the estimate for these liabilities.

Customer Loyalty Program

We offer a slot club program whereby customers may earn points based on their level of play that may be redeemed for free credits which must be replayed in the slot machine. We accrue a liability based on the points earned times the redemption value, less an estimate for breakage, and record a related reduction in casino revenue.

Slot Machine Jackpots

We do not accrue a liability for base jackpots because we have the ability to avoid payment of such amounts as our slot machines can legally be removed from the gaming floor without payment of the base amount. When we are unable to avoid payment of the jackpot (i.e. the incremental amount on a progressive machine) due to legal requirements, the jackpot is accrued as the obligation becomes unavoidable. This liability is accrued over the time period in which the incremental progressive jackpot amount is generated with a related reduction in casino revenue.

Recently Issued Accounting Standards

In May 2011, the Financial Accounting Standards Board (the “FASB”) issued an accounting standards update that is intended to align the principles for fair value measurements and the related disclosure requirements under GAAP and IFRS. From a GAAP perspective, the updates are largely clarifications and certain additional disclosures. The effective date for this update is for years, and the interim periods within those years, beginning after December 15, 2011. This update is not expected to have a material impact on our financial statements.

In June 2011, the FASB issued an accounting standards update that will require items of net income, items of other comprehensive income (“OCI”) and total comprehensive income to be presented in one continuous statement or two separate but consecutive statements. This will make the presentation of items within OCI more prominent. Companies will no longer be allowed to present OCI in the statement of stockholders’ equity. The effective date for this update is for years, and the interim periods within those years, beginning after December 15, 2011.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices.

Interest Rate Risks

Our primary exposure to market risk is interest rate risk associated with our Credit Facilities that bear interest based on floating rates. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Financing Activities.” We attempt to manage interest rate risk by managing the mix of long-term fixed rate borrowings and variable rate borrowings supplemented by hedging activities as believed by us to be appropriate. We cannot be sure that these risk management strategies have had the desired effect, and interest rate fluctuations could have a negative impact on our results of operations.

The following table provides estimated future cash flow and related weighted average interest rates by expected maturity date, as derived from our best estimates of repayments at December 31, 2011 on our expected long-term indebtedness. However, we cannot predict the LIBOR rate that will be in effect in the future. Actual rates will vary. The one-month LIBOR rate at December 31, 2011 of 0.295% was used for all variable rate calculations in the table below.

	As of December 31,
	2012	2013	2014	2015	2016	Thereafter	Total
	(in millions)
Long-term debt:
Fixed rate	$—	$—	$—	$—	$—	$2,202.0	$2,202.0
Average interest rate	—	—	—	—	—	7.8%	7.8%
Variable rate	$89.4	$32.1	$1.4	$253.2	$1.4	$28.7	$406.2
Average interest rate	3.15%	2.14%	1.55%	3.29%	1.55%	1.55%	3.03%

Interest Rate Swaps

As of December 31, 2011, we have one interest rate swap agreement to hedge a portion of the underlying interest rate risk on borrowings under our Credit Facilities. Under this swap agreement, we pay a fixed interest rate of 2.485% on borrowings of $250 million incurred under the Credit Facilities in exchange for receipts on the same amount at a variable interest rate based on the applicable LIBOR at the time of payment. This interest rate swap fixes the interest rate on $250 million of borrowings under the Credit Facilities at approximately 5.485%. This interest rate swap agreement matures in November 2012. Changes in the fair value of this interest rate swap have and will continue to be recorded as an increase (decrease) in swap fair value in our Consolidated Statements of Operations as the swap does not qualify for hedge accounting.

As of December 31, 2011 this interest rate swap had a liability fair value of $4.6 million and is recorded as a current liability in the Other accrued liabilities line item on our Consolidated Balance Sheets. As of December 31, 2010, our interest rate swap had a liability fair value of $8.5 million and was in recorded as a long term liability. The fair value approximates the amount we would have paid if this contract had settled at the valuation date. Fair value is estimated based upon current, and predictions of future, interest rate levels along a yield curve, the remaining duration of the instruments and other market conditions, and therefore, is subject to significant estimation and a high degree of variability of fluctuation between periods.

Other Interest Rate Swap Information

The following table provides information about our interest rate swaps, by contractual maturity dates, as of December 31, 2011 and using estimated future LIBOR rates based upon implied forward rates in the yield curve.

	Years Ending December 31, Expected Maturity Date
	2012	2013	2014	2015	2016	Thereafter	Total
	(in millions)
Average notional amount	$250	—	—	—	—	—	$250
Average pay rate	2.49%	—	—	—	—	—	2.49%
Average receive rate	0.44%	—	—	—	—	—	0.44%

We do not use derivative financial instruments, other financial instruments or derivative commodity instruments for trading or speculative purposes.

Interest Rate Sensitivity

As of December 31, 2011, approximately 94% of our long-term debt was based on fixed rates, including the notional amount related to our interest rate swap. Based on our borrowings as of December 31, 2011, an assumed 1% change in variable rates would cause our annual interest cost to change by $1.6 million.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Member of Wynn Las Vegas, LLC and subsidiaries:

We have audited the accompanying consolidated balance sheets of Wynn Las Vegas, LLC and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, member’s equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the index at Item 15(a)2. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Wynn Las Vegas, LLC and subsidiaries at December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Las Vegas, Nevada

February 29, 2012

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONSOLIDATED BALANCE SHEETS

(amounts in thousands)

	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$201,399	$52,540
Receivables, net	140,229	124,814
Inventories	48,907	64,520
Prepaid expenses and other	23,052	21,188

Total current assets	413,587	263,062
Property and equipment, net	3,529,376	3,731,211
Intangible assets, net	10,733	12,804
Deferred financing costs, net	41,256	47,300
Deposits and other assets	36,470	50,070
Investment in unconsolidated affiliates	3,976	4,069

Total assets	$4,035,398	$4,108,516

LIABILITIES AND MEMBER’S EQUITY
Current liabilities:
Current portion of long-term debt	$89,425	$1,050
Accounts payable	29,535	35,837
Accrued interest	50,086	54,083
Accrued compensation and benefits	43,468	39,305
Gaming taxes payable	11,376	9,963
Other accrued liabilities	23,769	17,392
Customer deposits	104,204	93,355
Due to affiliates, net	41,064	28,291

Total current liabilities	392,927	279,276
Long-term debt	2,507,921	2,620,484
Due to affiliates, net	124,027	101,797
Interest rate swap	—	8,457
Other	216	—

Total liabilities	3,025,091	3,010,014

Commitments and contingencies (Note 12)
Member’s equity:
Contributed capital	1,980,861	1,973,424
Accumulated deficit	(970,554)	(874,922)

Total member’s equity	1,010,307	1,098,502

Total liabilities and member’s equity	$4,035,398	$4,108,516

The accompanying notes are an integral part of these consolidated financial statements.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands)

	Year Ended December 31,
	2011	2010	2009
Operating revenues:
Casino	$625,207	$534,286	$505,779
Rooms	354,040	308,410	321,150
Food and beverage	454,712	417,240	385,774
Entertainment, retail and other	229,586	214,003	203,399

Gross revenues	1,663,545	1,473,939	1,416,102
Less: promotional allowances	(181,650)	(177,383)	(185,982)

Net revenues	1,481,895	1,296,556	1,230,120

Operating costs and expenses:
Casino	298,229	288,263	275,341
Rooms	122,200	119,422	109,246
Food and beverage	264,878	256,234	239,767
Entertainment, retail and other	146,989	145,284	133,824
General and administrative	225,457	237,678	246,776
Provision for doubtful accounts	20,332	15,729	12,438
Management fees	22,229	19,459	18,434
Pre-opening costs	—	2,479	346
Depreciation and amortization	263,639	274,305	313,759
Property charges and other	16,623	19,017	24,468

Total operating costs and expenses	1,380,576	1,377,870	1,374,399

Operating income (loss)	101,319	(81,314)	(144,279)

Other income (expense):
Interest income	263	408	67
Interest expense, net of amounts capitalized	(201,339)	(193,444)	(157,228)
Increase (decrease) in swap fair value	3,829	(4,233)	(4,224)
Loss on extinguishment of debt/exchange offer	—	(70,055)	(3,779)
Equity in income (loss) from unconsolidated affiliates	296	309	(427)

Other income (expense), net	(196,951)	(267,015)	(165,591)

Net loss	$(95,632)	$(348,329)	$(309,870)

The accompanying notes are an integral part of these consolidated financial statements.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONSOLIDATED STATEMENTS OF MEMBER’S EQUITY

(amounts in thousands)

Balance at January 1, 2009	$1,257,563

Net loss	(309,870)
Parent company stock-based compensation	8,370
Contributions from Wynn Resorts, Limited	429,490

Balance at December 31, 2009	1,385,553

Net loss	(348,329)
Parent company stock-based compensation	11,278
Contributions from Wynn Resorts, Limited	50,000

Balance at December 31, 2010	1,098,502

Net loss	(95,632)
Parent company stock-based compensation	7,437

Balance at December 31, 2011	$1,010,307

The accompanying notes are an integral part of these consolidated financial statements.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Year Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net loss	$(95,632)	$(348,329)	$(309,870)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	263,639	274,305	313,759
Stock-based compensation	7,437	11,278	8,370
Loss from extinguishment of debt	—	64,673	3,779
Amortization and write-offs of deferred financing costs and other	13,822	15,705	19,624
Equity in income (loss) from unconsolidated affiliates, net of distributions	93	(309)	794
Provision for doubtful accounts	20,332	15,729	12,438
Property charges and other	14,689	4,068	24,468
(Increase) decrease in swap fair value	(3,829)	4,233	4,224
Increase (decrease) in cash from changes in:
Receivables	(35,747)	(29,683)	(25,016)
Inventories and prepaid expenses and other assets	13,237	19,452	180
Accounts payable and accrued expenses	5,679	41,777	(14,227)
Due to affiliates, net	24,242	31,746	41,879

Net cash provided by operating activities	227,962	104,645	80,402

Cash flows used in investing activities:
Capital expenditures, net of construction payables and retention	(65,207)	(157,080)	(245,040)
Deposits and other assets	(2,348)	(4,796)	4,278
Due to affiliates, net	13,728	3,597	(8,468)
Proceeds from sale of assets	255	218	42

Net cash used in investing activities	(53,572)	(158,061)	(249,188)

Cash flows from financing activities:
Principal payments on long-term debt	(25,473)	(1,933,238)	(929,909)
Proceeds from issuance of long-term debt	—	1,995,686	649,481
Capital contribution from the Parent	—	50,000	412,951
Payments of deferred financing costs	(58)	(72,846)	(20,698)

Net cash (used in) provided by financing activities	(25,531)	39,602	111,825

Cash and cash equivalents:
Increase (decrease) in cash and cash equivalents	148,859	(13,814)	(56,961)
Balance, beginning of year	52,540	66,354	123,315

Balance, end of year	$201,399	$52,540	$66,354

Supplemental cash flow disclosures:
Cash paid for interest, net of amounts capitalized	$197,949	$147,542	$138,787
Change in construction payables and retention	(3,479)	(9,599)	(183,842)
Capitalized stock-based compensation	512	525	524
Capital contribution from Parent	—	—	16,539

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

Wynn Las Vegas Capital Corp. (“Wynn Capital”) is a wholly owned subsidiary of the Company incorporated on June 3, 2002, solely for the purpose of obtaining financing for Wynn Las Vegas. Wynn Capital is authorized to issue 2,000 shares of common stock, par value $0.01. At December 31, 2011, the Company owned the one share that was issued and outstanding. Wynn Capital has neither any significant net assets nor has had any operating activity. Its sole function is to serve as the co-issuer of the mortgage notes described below. Wynn Las Vegas, LLC and Wynn Capital together are hereinafter referred to as the “Issuers”.

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

Accounts Receivable and Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of casino accounts receivable. The Company issues credit in the form of “markers” to approved casino customers following investigations of creditworthiness. At December 31, 2011 and 2010, approximately 76% and 75%, respectively, of the Company’s markers were due from customers residing outside the United States, primarily in Asia. Business or economic conditions or other significant events in these countries could affect the collectibility of such receivables.

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

Capitalized Interest

The interest cost associated with major development and construction projects is capitalized and included in the cost of the project. Interest capitalization ceases once a project is substantially complete or no longer undergoing construction activities to prepare it for its intended use. When no debt is specifically identified as being incurred in connection with a construction project, the Company capitalizes interest on amounts expended on the project at the Company’s weighted average cost of borrowed money. No interest was capitalized for the years ended December 31, 2011 and 2009. Interest of $0.6 million was capitalized for the year ended December 31, 2010.

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

Deferred Financing Costs

Direct and incremental costs incurred in obtaining loans or in connection with the issuance of long-tem debt are capitalized and amortized to interest expense over the terms of the related debt agreements. Approximately $6.1 million, $7.7 million and $9.3 million, was amortized to interest expense during the years ended December 31, 2011, 2010 and 2009, respectively. Debt discounts incurred in connection with the issuance of debt have been capitalized and are being amortized to interest expense using the effective interest method.

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

The retail value of accommodations, food and beverage, and other services furnished to guests without charge is included in gross revenues and then deducted as promotional allowances. The estimated cost of providing such promotional allowances is primarily included in casino expenses as follows (amounts in thousands):

	Years Ended December 31,
	2011	2010	2009
Rooms	$36,160	$40,911	$45,890
Food and beverage	57,420	59,111	60,550
Entertainment, retail and other	15,231	19,515	12,014

Total	$108,811	$119,537	$118,454

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Self-Insurance Reserves

The Company is self-insured up to certain limits for costs of employee health coverage (fully insured for employee health coverage beginning January 1, 2012), workers’ compensation and general liability claims. Insurance claims and reserves include accruals of estimated settlements for known claims, as well as accruals of estimates for claims incurred but not yet reported. In estimating these accruals, the Company considers historical loss experience and makes judgments about the expected level of costs per claim. Management believes the estimates of future liability are reasonable based upon its methodology; however, changes in health care costs, accident frequency and severity could materially affect the estimate for these liabilities.

Customer Loyalty Program

The Company offers a slot club program whereby customers may earn points based on their level of play that may be redeemed for free credit that must be replayed in the slot machine. The Company accrues a liability based on the points earned times the redemption value, less an estimate for breakage, and records a related reduction in casino revenue.

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

Gaming Taxes

The Company is subject to taxes based on gross gaming revenue in the jurisdictions in which it operates, subject to applicable jurisdictional adjustments. These gaming taxes are an assessment on the Company’s gaming revenue and are recorded as an expense within the “Casino” line item in the accompanying Consolidated Statements of Operations. These taxes totaled $43.9 million, $37.7 million and $36.5 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Advertising Costs

The Company expenses advertising costs the first time the advertising takes place. Advertising costs incurred in development periods are included in pre-opening costs. Once a project is completed, advertising costs are included in general and administrative expenses. Total advertising costs were $16.3 million, $14.7 million and $17.3 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Pre-Opening Costs

Pre-opening costs, consisting primarily of direct salaries and wages, legal and consulting fees, insurance, utilities and advertising, are expensed as incurred. The Company incurred pre-opening costs in connection with the Encore Beach Club and Surrender Nightclub prior to their opening in May 2010.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income Taxes

The Company is organized as a limited liability company with one member. As a limited liability company, the Company is considered a flow-through entity for U.S. income tax purposes resulting in its owner being obligated for any taxes resulting from its operations. Accordingly, no provision has been made for federal income taxes as such taxes are the responsibility of its owner.

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

Recently Issued Accounting Standards

In May 2011, the Financial Accounting Standards Board (the “FASB”) issued an accounting standards update that is intended to align the principles for fair value measurements and the related disclosure requirements under GAAP and IFRS. From a GAAP perspective, the updates are largely clarifications and certain additional disclosures. The effective date for this update is for years, and the interim periods within those years, beginning after December 15, 2011. This update is not expected to have a material impact on the Company’s financial statements.

In June 2011, the FASB issued an accounting standards update that will require items of net income, items of other comprehensive income (“OCI”) and total comprehensive income to be presented in one continuous statement or two separate but consecutive statements. This will make the presentation of items within OCI more prominent. Companies will no longer be allowed to present OCI in the statement of stockholders’ equity. The effective date for this update is for years, and the interim periods within those years, beginning after December 15, 2011.

3. Receivables, net

Receivables, net consisted of the following (amounts in thousands):

	As of December 31,
	2011	2010
Casino	$175,984	$166,701
Hotel	19,738	14,561
Retail leases and other	20,799	14,628

	216,521	195,890
Less: allowance for doubtful accounts	(76,292)	(71,076)

	$140,229	$124,814

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. Property and Equipment, net

Property and equipment, net consisted of the following (amounts in thousands):

	As of December 31,
	2011	2010
Land and improvements	$717,156	$719,753
Buildings and improvements	2,617,523	2,591,246
Airplane	44,364	44,349
Furniture, fixtures and equipment	1,350,525	1,347,601
Construction in progress	6,368	19,281

	4,735,936	4,722,230
Less: accumulated depreciation	(1,206,560)	(991,019)

	$3,529,376	$3,731,211

Depreciation expense for the years ended December 31, 2011, 2010 and 2009 was $257.8 million, $266 million and $300.8 million, respectively. The decrease from 2009 to 2010 is primarily due to assets with a 5-year life at Wynn Las Vegas being fully depreciated as of April 2010.

5. Intangibles, net

Intangibles, net consisted of the following (amounts in thousands):

	Show Production Rights	Water Rights	Trademarks	Total Intangibles, Net

January 1, 2010	$7,076	$6,400	$1,399	$14,875
Amortization	(2,071)	—	—	(2,071)

December 31, 2010	5,005	6,400	1,399	12,804
Amortization	(2,071)	—	—	(2,071)

December 31, 2011	$2,934	$6,400	$1,399	$10,733

Show production rights represent the amounts paid to purchase the rights to present the “Le Rêve” production show. The Company expects that amortization of show production rights will be $2.1 million for 2012, and $0.8 million for 2013.

Water rights reflect the fair value allocation determined in the purchase of the property on which Wynn Las Vegas is located in April 2000. The value of the trademarks primarily represents the costs to acquire the “Le Rêve” name. The water rights and trademarks are indefinite-lived assets and, accordingly, not amortized.

6. Deposits and Other Assets

Deposits and other assets consisted of the following (amounts in thousands):

	As of December 31,
	2011	2010
Entertainment production costs	$2,196	$6,849
Base stock	17,705	20,082
Deposits and other	16,569	23,139

	$36,470	$50,070

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. Long-Term Debt

Long-term debt consisted of the following (amounts in thousands):

	As of December 31,
	2011	2010
7 7/8% First Mortgage Notes, due November 1, 2017, net of original issue discount of $8,578 at December 31, 2011 and $9,678 at December 31, 2010	$491,422	$490,322
7 7/8% First Mortgage Notes, due May 1, 2020, net of original issue discount of $2,303 at December 31, 2011 and $2,489 at December 31, 2010	349,707	349,521
7 3/4% First Mortgage Notes, due August 15, 2020	1,320,000	1,320,000
Revolving Credit Facility, due July 15, 2013; interest at LIBOR plus 3.0%	—	3,868
Revolving Credit Facility, due July 17, 2015; interest at LIBOR plus 3.0%	—	16,187
Term Loan Facility, due August 15, 2013; interest at LIBOR plus 1.875%	40,262	44,281
Term Loan Facility, due August 17, 2015; interest at LIBOR plus 3.0%	330,605	330,605
$42 million Note Payable due April 1, 2017; interest at LIBOR plus 1.25%	35,350	36,750
Payable to Affiliate	30,000	30,000

	2,597,346	2,621,534
Current portion of long-term debt	(89,425)	(1,050)

	$2,507,921	$2,620,484

7 7/8% First Mortgage Notes due 2017

In October 2009, the Issuers issued, in a private offering, $500 million aggregate principal amount of 7 7/8% first mortgage notes due November 1, 2017 (the “2017 Notes”) at a price of 97.823% of the principal amount. The Company pays interest on the 2017 Notes on May 1st and November 1st of each year. Commencing November 1, 2013, the 2017 Notes are redeemable at the Company’s option at a price equal to 103.938% of the principal amount redeemed and the premium over the principal amount declines ratably on November 1st of each year thereafter to zero on or after November 1, 2015. The 2017 Notes are senior secured obligations of the Issuers, guaranteed by certain of Wynn Las Vegas, LLC’s subsidiaries and secured by a first priority lien on substantially all of the existing and future assets of the Issuers and guarantors, and a first priority lien on the equity interests of Wynn Las Vegas, LLC, all of which is the same collateral that secures borrowings under Wynn Las Vegas, LLC’s credit facilities. The indenture governing the 2017 Notes contains customary negative covenants and financial covenants, including, but not limited to, negative covenants that restrict Wynn Las Vegas, LLC’s ability to: pay dividends or distributions or repurchase equity; incur additional debt; make investments; create liens on assets to secure debt; enter into transactions with affiliates; enter into sale-leaseback transactions; merge or consolidate with another company; transfer and sell assets or create dividend and other payment restriction affecting subsidiaries.

7 7/8% First Mortgage Notes due 2020

In April 2010, the, the Issuers issued, in a private offering, $352 million aggregate principal amount of 7 7/8% first mortgage notes due May 1, 2020 (the “2020 Notes”). The 2020 Notes were issued pursuant to an exchange offer for previously issued notes that were to mature in December 2014. The Company pays interest on the 2020 Notes on May 1st and November 1st of each year. Commencing May 1, 2015, the 2020 Notes are redeemable at the Company’s option at a price equal to 103.938% of the principal amount redeemed and the premium over the principal amount declines ratably on May 1st of each year thereafter to zero on or after May 1, 2018. The 2020 Notes rank pari passu in right of payment with borrowings under Wynn Las Vegas, LLC’s credit

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

facilities and 2017 Notes. The 2020 Notes are senior secured obligations of the Issuers, guaranteed by certain of Wynn Las Vegas, LLC’s subsidiaries and secured by a first priority lien on substantially all of the existing and future assets of the Issuers and guarantors, and a first priority lien on the equity interests of Wynn Las Vegas, LLC, all of which is the same collateral that secures borrowings under Wynn Las Vegas, LLC’s credit facilities and the 2017 Notes. The indenture governing the 2020 Notes contains customary negative covenants and financial covenants, including, but not limited to, negative covenants that restrict Wynn Las Vegas, LLC’s ability to: pay dividends or distributions or repurchase equity; incur additional debt; make investments; create liens on assets to secure debt; enter into transactions with affiliates; enter into sale-leaseback transactions; merge or consolidate with another company; transfer and sell assets or create dividend and other payment restriction affecting subsidiaries.

7 3/4% First Mortgage Notes

In August 2010, the Issuers issued $1.32 billion aggregate principal amount of 7 3/4% first mortgage notes due August 15, 2020 (the “New 2020 Notes”). The New 2020 Notes were issued at par. The New 2020 Notes refinanced the Company’s previous note issue that was to mature in December 2014. The Company pays interest on the New 2020 Notes on February 15th and August 15th of each year. Commencing August 15, 2015, the New 2020 Notes are redeemable at the Company’s option at a price equal to 103.875% of the principal amount redeemed and the premium over the principal amount declines ratably on August 15th of each year thereafter to zero on or after August 15, 2018. The New 2020 Notes rank pari passu in right of payment with borrowings under Wynn Las Vegas, LLC’s credit facilities, the 2017 Notes and the 2020 Notes. The New 2020 Notes are senior secured obligations of the Issuers, guaranteed by certain of Wynn Las Vegas, LLC’s subsidiaries and secured on an equal and ratable basis (with certain exceptions) by a first priority lien on substantially all of the existing and future assets of the Issuers and guarantors, and a first priority lien on the equity interests of Wynn Las Vegas, LLC, all of which is the same collateral that secures borrowings under Wynn Las Vegas, LLC’s credit facilities, the 2017 Notes and the 2020 Notes. The indenture governing the New 2020 Notes contains customary negative covenants and financial covenants, including, but not limited to, negative covenants that restrict Wynn Las Vegas, LLC’s ability to: pay dividends or distributions or repurchase equity; incur additional debt; make investments; create liens on assets to secure debt; enter into transactions with affiliates; enter into sale-leaseback transactions; merge or consolidate with another company; transfer and sell assets or create dividend and other payment restriction affecting subsidiaries.

Credit Facilities

As of December 31, 2011, the Wynn Las Vegas Amended and Restated Credit Agreement consisted of a $108.5 million revolving credit facility due July 2013, a $258.4 million revolving credit facility due July 2015 (together the “Revolver”), a fully drawn $40.3 million term loan facility due August 2013 and a fully drawn $330.6 million term loan facility due August 2015 (together the “Term Loan”). The Revolver and the Term Loan are together referred to as the “Credit Facilities.” During the year ended December 31, 2011, the Company repaid $20.1 million of borrowings under the Revolver and $4 million under the Term Loan. As of December 31, 2011, the Term Loan was fully drawn and we had no borrowings outstanding under the Revolver. The Company also had $15.8 million of outstanding letters of credit that reduce its availability under the Revolver. The Company had availability of $351.1 million under the Revolver as of December 31, 2011.

Loans under the Credit Facilities bear interest at fluctuating rates, based on LIBOR or an alternative base rate, plus an applicable margin. As of December 31, 2011, the applicable margin for LIBOR loans under the Revolver and the Term Loan due August 17, 2015 was 3.0%, and the applicable margin for LIBOR loans under the Term Loan due August 15, 2013 was 1.875%. Base Rate Loans bear interest at (a) the greatest of (i) the rate most recently announced by Deutsche Bank as its “prime rate,” (ii) the Federal Funds Rate plus 1/2 of 1% per

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

annum, and (iii) in the case of a Revolver loan the one month Eurodollar rate; plus (b) a borrowing margin of 2.0% for Revolver loans and 0.875% for Term Loans. Interest on Base Rate Loans will be payable quarterly in arrears. Wynn Las Vegas, LLC also pays, quarterly in arrears, 1.0% per annum on the daily average of unborrowed amounts under the Revolver.

The Credit Facilities are obligations of Wynn Las Vegas, LLC, guaranteed by each of the subsidiaries of Wynn Las Vegas, LLC, other than Wynn Completion Guarantor, LLC. Subject to an Intercreditor agreement, and certain exceptions, the obligations of Wynn Las Vegas, LLC and each of the guarantors under the Credit Facilities are secured by: (1) a first priority pledge of all member’s interests owned by Wynn Las Vegas, LLC in its subsidiaries (other than Wynn Completion Guarantor, LLC) and Wynn Resorts Holdings, LLC’s 100% member’s interest in Wynn Las Vegas, LLC; (2) first mortgages on all real property constituting Wynn Las Vegas, its golf course and Encore at Wynn Las Vegas; and (3) a first priority security interest in substantially all other existing and future assets of Wynn Las Vegas, LLC and the guarantors, excluding an aircraft beneficially owned by World Travel, LLC.

The obligations of Wynn Las Vegas, LLC and the guarantors under the Credit Facilities rank equal in right of payment with their existing and future senior indebtedness, including indebtedness with respect to the 2017 Notes the 2020 Notes and the New 2020 Notes and ranks senior in right of payment to all of their existing and future subordinated indebtedness.

In addition to scheduled amortization payments, Wynn Las Vegas, LLC is required to make mandatory prepayments of indebtedness under the Credit Facilities from the net proceeds of all debt offerings (other than those constituting certain permitted debt). Wynn Las Vegas, LLC is also required to make mandatory repayments of indebtedness under the Credit Facilities from specified percentages of excess cash flow, which percentages may decrease and/or be eliminated based on Wynn Las Vegas, LLC’s leverage ratio. For 2012, the Company expects to make a mandatory repayment of approximately $88 million in March pursuant to this provision of the Credit Facilities. Wynn Las Vegas, LLC has the option to prepay all or any portion of the indebtedness under the Credit Facilities at any time without premium or penalty.

The Credit Facilities contain customary negative covenants and financial covenants, including negative covenants that restrict Wynn Las Vegas, LLC’s ability to: incur additional indebtedness, including guarantees; create, incur, assume or permit to exist liens on property and assets; declare or pay dividends and make distributions or restrict the ability of Wynn Las Vegas, LLC’s subsidiaries to pay dividends and make distributions; engage in mergers, investments and acquisitions; enter into transactions with affiliates; enter into sale-leaseback transactions; execute modifications to material contracts; engage in sales of assets; make capital expenditures; and make optional prepayments of certain indebtedness. The financial covenants include maintaining a Consolidated Interest Coverage Ratio, as defined, not less than 1.00 to 1 as of December 31, 2011. Management believes that the Company was in compliance with all covenants at December 31, 2011. The Consolidated Interest Coverage Ratio remains at 1.00 to 1 through June 2013.

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

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value of Long-term Debt

The net book value of the first mortgage notes was $2.2 billion at both December 31, 2011 and 2010. The estimated fair value of the first mortgage notes based upon most recent trades at December 31, 2011 and 2010 was approximately $2.4 billion and $2.3 billion, respectively. The net book value of the Company’s other debt instruments was $406.2 million and the fair value of such debt was approximately $400 million as of December 31, 2011.

Scheduled Maturities of Long-Term Debt

Scheduled maturities of long-term debt including the accretion of debt discounts of $10.9 million are as follows (amounts in thousands):

Years Ending December 31,
2012	$89,425
2013	32,069
2014	1,400
2015	253,223
2016	1,400
Thereafter	2,230,710

$2,608,227

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

The Company currently has one interest rate swap agreement to hedge a portion of the underlying interest rate risk on borrowings under the Credit Facilities. Under this swap agreement, the Company pays a fixed interest rate of 2.485% on borrowings of $250 million incurred under the Credit Facilities in exchange for receipts on the same amount at a variable interest rate based on the applicable LIBOR at the time of payment. This interest rate swap fixes the interest rate on $250 million of borrowings at approximately 5.485%. This interest rate swap agreement matures in November 2012. As of December 31, 2011, the fair value of this interest rate swap was a liability of $4.6 million and is recorded in current other accrued liabilities. As of December 31, 2010, the fair value of this interest rate swap was $8.5 million.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. Related Party Transactions, net

Amounts Due to Affiliates, net

As of December 31, 2011, the Company’s current Due to Affiliates, net was comprised of construction payables of $8.4 million, construction retention of $1.7 million and other net amounts due to affiliates totaling $31 million (including corporate allocations discussed below). The long-term Due to Affiliates is management fees of $124 million (equal to 1.5% of net revenues and payable upon meeting certain leverage ratios as specified in the documents governing the Credit Facilities and the First Mortgage Notes indentures).

As of December 31, 2010, the Company’s current Due to Affiliates, net was comprised of construction payables of $10.3 million, construction retention of $3.3 million and other net amounts due to affiliates totaling $14.7 million (including corporate allocations discussed below). The long-term Due to Affiliates is management fees of $101.8 million (equal to 1.5% of net revenues and payable upon meeting certain leverage ratios as specified in the documents governing the Credit Facilities and the First Mortgage Notes indentures).

The Company periodically settles amounts Due to Affiliates with cash receipts and payments, except for the management fee, which is payable upon meeting certain leverage ratios specified in the documents governing the Credit Facilities and the First Mortgage Notes indenture.

Corporate Allocations

The accompanying Consolidated Statements of Operations include allocations from Wynn Resorts for legal, accounting, human resource, information services, real estate, and other corporate support services. The corporate support service allocations have been determined on a basis that Wynn Resorts and the Company consider to be reasonable estimates of the utilization of service provided or the benefit received by the Company. Wynn Resorts maintains corporate offices at Wynn Las Vegas without charge from the Company. Through September 30, 2008, the Company settled these corporate allocation charges with Wynn Resorts on a periodic basis as discussed in “Amounts Due to Affiliates, net” above. Beginning with the fourth quarter of 2008 and ending with the third quarter of 2009, the Company was unable to and did not intend to settle this corporate allocation and accordingly, such allocations were recorded as a contribution to equity from Wynn Resorts. During the years ended December 31, 2011, 2010 and 2009, $28.6 million, $25.9 million, and $25 million, respectively, was charged to the Company for such corporate allocations.

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

Villa Suite Lease

On March 17, 2010, Elaine P. Wynn, a director of Wynn Resorts, and Wynn Las Vegas entered into an Agreement of Lease (the “EW Lease”) for the lease of a villa suite as Elaine P. Wynn’s personal residence. The EW Lease was approved by the Audit Committee of the Board of Directors of the Company. The term of the lease commenced as of March 1, 2010 and terminated December 31, 2010. The lease was on a month-to-month

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

basis. Pursuant to the terms of the EW Lease, Elaine P. Wynn paid annual rent equal to $350,000 which amount was determined by the Audit Committee with the assistance of a third-party appraisal. Certain services for, and maintenance of, the villa suite were included in the rental. The lease was extended on a month-to-month basis after December 31, 2010 until terminated effective March 31, 2011.

On March 18, 2010, Mr. Wynn and Wynn Las Vegas entered into an Amended and Restated Agreement of Lease (the “SW Lease”) for a villa suite to serve as Mr. Wynn’s personal residence. The SW Lease amends and restates a prior lease. The SW Lease was approved by the Audit Committee of the Board of Directors of the Company. The term of the SW Lease commenced as of March 1, 2010 and runs concurrent with Mr. Wynn’s employment agreement with the Company; provided that either party may terminate on 90 days notice. Pursuant to the SW Lease, the rental value of the villa suite will be treated as imputed income to Mr. Wynn, and will be equal to the fair market value of the accommodations provided. Effective March 1, 2010, and for the first two years of the term of the SW Lease, the rental value will be $503,831 per year. Effective March 1, 2012, the rental value will be $440,000 per year based on the current fair market value as established by the Audit Committee of the Company with the assistance of an independent third-party appraisal. The rental value for the villa suite will be re-determined every two years during the term of the lease by the Audit Committee, with the assistance of an independent third-party appraisal. Certain services for, and maintenance of, the villa suite are included in the rental.

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

10. Property Charges and Other

Property charges and other for the years ended December 31, 2011, 2010 and 2009, were $16.6 million, $19 million and $24.5 million, respectively. In response to the Company’s evaluation of its resort and the reactions of its guests, the Company makes enhancements and refinements to the resort. Costs relating to assets retired as a result of these enhancement and remodel efforts have been expensed as property charges.

Property charges and other for the year ended December 31, 2011 include the write off of certain off-site golf memberships by Wynn Las Vegas, miscellaneous renovations and abandonments, including modifications of the Encore retail esplanade, closure of the Blush nightclub and the write off of certain costs related to a show that ended its run in Las Vegas in April 2011.

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

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. Benefit Plans

Employee Savings Plan

Wynn Resorts established a retirement savings plan under Section 401(k) of the Internal Revenue Code covering its non-union employees in July 2000. The plan allows employees to defer, within prescribed limits, a percentage of their income on a pre-tax basis through contributions to this plan. The Company matched the contributions, within prescribed limits, with an amount equal to 100% of the participant’s initial 2% tax deferred contribution and 50% of the tax deferred contribution between 2% and 4% of the participant’s compensation. Effective March 16, 2009, the Company suspended matching contributions to this plan. No amounts were expensed during the years ended December 31, 2011 and 2010. The Company recorded an expense for matching contributions of $1.2 million for the year ended December 31, 2009.

Multi-employer pension plan

Wynn Las Vegas contributes to a multi-employer defined benefit pension plan for certain of its union employees under the terms of the Southern Nevada Culinary and Bartenders Union collective-bargaining agreement. The collective-bargaining agreement that covers these union-represented employees expires in 2016. The legal name of the multi-employer pension plan is the Southern Nevada Culinary and Bartenders Pension Plan (the “Plan”) (EIN: 88-6016617 Plan Number: 001). The Company recorded an expense of $7.6 million, $6.8 million and $6.2 million for contributions to the Plan for the years ended December 31, 2011, 2010 and 2009, respectively. For the 2010 plan year, the most recent for which plan data is available, the Company’s contributions were identified by the Plan to exceed 5% of total contributions for that year. Based on the information we received from the Plan, it was certified to be in neither endangered nor critical status for the 2010 plan year. Risks of participating in a multi-employer plan differs from single-employer plans for the following reasons: (1) assets contributed to a multi-employer plan by one employer may be used to provide benefits to employees of other participating employers; (2) if a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers; and (3) if a participating employer stops participating, it may be required to pay those plans an amount based on the underfunded status of the plan, referred to as a withdrawal liability.

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

The total compensation cost relating both to stock options and nonvested stock for the years ended December 31, 2011, 2010 and 2009 is allocated as follows (amounts in thousands):

	Years Ended December 31,
	2011	2010	2009
Casino	$4,165	$6,162	$4,347
Rooms	293	366	374
Food and beverage	429	301	306
Entertainment, retail and other	24	87	16
General and administrative	2,526	4,362	3,327

Total stock-based compensation expense	$7,437	$11,278	$8,370

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12. Commitments and Contingencies

Leases and other arrangements

The Company is the lessor under several retail leases and has entered into license and distribution agreements for additional retail outlets. The Company also is a party to joint venture agreements for the operation of one other retail outlet and the Ferrari and Maserati automobile dealership at Wynn Las Vegas.

The following represents the future minimum rentals to be received under the operating leases (amounts in thousands):

Years Ending December 31,
2012	$3,283
2013	2,535
2014	2,287
2015	1,366
2016	1,168
Thereafter	1,165

$11,804

In addition, the Company is the lessee under leases for certain land, buildings and office equipment. At December 31, 2011, the Company was obligated under non-cancellable operating leases, to make future minimum lease payments as follows (amounts in thousands):

Years Ending December 31,
2012	$2,076
2013	1,782
2014	1,740
2015	1,271
2016	1,224
Thereafter	2,821

$10,914

Rent expense for the years ended December 31, 2011, 2010 and 2009 was $16.2 million, $16.1 million and $8.0 million, respectively.

Self-insurance

The Company is covered under a self-insured medical plan up to a maximum of $300,000 per year for each insured person. Amounts in excess of these thresholds are covered by the Company’s insurance programs, subject to customary policy limits. Beginning January 2012, the medical plan covering employees of the Company’s domestic subsidiaries will be fully insured.

Employment Agreements

The Company has entered into employment agreements with several executive officers, other members of management and certain key employees. These agreements generally have three-to five-year terms and typically indicate a base salary and often contain provisions for discretionary bonuses. Certain of the executives are also

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

entitled to a separation payment if terminated without “cause” or upon voluntary termination of employment for “good reason” following a “change of control” (as these terms are defined in the employment contracts).

Litigation

The Company does not have any material litigation as of December 31, 2011.

Sales and Use Tax on Complimentary Meals

In March 2008, the Nevada Supreme Court ruled, in the matter captioned Sparks Nugget, Inc. vs. The State of Nevada Ex Rel. Department of Taxation, that food and non-alcoholic beverages purchased for use in providing complimentary meals to customers and to employees was exempt from sales and use tax. In July 2008, the Court denied the State’s motion for rehearing. Through April 2008, Wynn Las Vegas paid use tax on these items and has filed for refunds for the periods from April 2005 to April 2008. The amount subject to these refunds is $5.4 million.

In January 2012, the Nevada Tax Commission upheld the decision of an Administrative Law Judge (“ALJ”) who ruled that complimentary meals provided to patrons and employees of a Nevada casino operator were retail sales subject to sales tax. The ruling of the ALJ further held that the use tax already paid on such items and sought as refunds should be credited against the sales tax due. Furthermore, the ALJ held that the Nevada Department of Taxation could not assess additional taxes, penalties or interest because its regulations and policies at the time only required the payment of use tax on such complimentary meals. The Company expects that the Nevada Tax Commission ruling will be appealed through the Nevada courts. As of December 31, 2011, the Company has neither recorded a receivable associated with its $5.4 million refund claim nor any sales tax liability for complimentary meals provided to customers and employees.

13. Member’s Equity

During the years ended December 31, 2010 and 2009, Wynn Resorts made cash capital contributions to the Company totaling $50 million and $413 million, respectively. The proceeds from these contributions were used to fund construction costs of Encore and to fund paydowns of the Company’s debt.

14. Condensed Consolidating Financial Information of Guarantors and Issuers

The following condensed consolidating financial statements present information related to the Issuers of the First Mortgage Notes and their guarantor subsidiaries (World Travel, LLC; Las Vegas Jet, LLC; Wynn Show Performers, LLC; Wynn Golf, LLC; Kevyn, LLC; and Wynn Sunrise, LLC) and non-guarantor subsidiary (Wynn Completion Guarantor, LLC) as of December 31, 2011 and 2010, and for each of the three years in the period ended December 31, 2011.

The following condensed consolidating financial statements are presented in the provided form because: (i) the guarantor subsidiaries are wholly owned subsidiaries of Wynn Las Vegas, LLC (an issuer of the First Mortgage Notes), and (ii) the guarantee is joint and several; however the guarantee is not full and unconditional as the guarantees may be released under certain circumstances customary for such arrangements. If the Issuers fail to make a scheduled payment, the guarantor subsidiaries are obligated to make the scheduled payment immediately and, if it does not, any holder of the First Mortgage Notes may immediately bring suit directly against the guarantor subsidiaries for payment of all amounts due and payable (iii).

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION

AS OF DECEMBER 31, 2011

(amounts in thousands)

	Issuers	Guarantor Subsidiaries	Nonguarantor Subsidiary	Eliminating Entries	Total

ASSETS
Current assets:
Cash and cash equivalents	$201,394	$—	$5	$—	$201,399
Receivables, net	140,229	—	—	—	140,229
Inventories	48,907	—	—	—	48,907
Prepaid expenses and other	22,870	182	—	—	23,052

Total current assets	413,400	182	5	—	413,587
Property and equipment, net	3,336,516	192,860	—	—	3,529,376
Intangible assets, net	4,589	6,144	—	—	10,733
Deferred financing costs, net	41,256	—	—	—	41,256
Deposits and other assets	35,913	—	—	557	36,470
Investment in unconsolidated affiliates	(22,717)	3,976	—	22,717	3,976

Total assets	$3,808,957	$203,162	$5	$23,274	$4,035,398

LIABILITIES AND MEMBER’S EQUITY
Current liabilities:
Current portion of long-term debt	$88,375	$1,050	$—	$—	$89,425
Accounts payable	29,535	—	—	—	29,535
Accrued interest	50,086	—	—	—	50,086
Accrued compensation and benefits	42,135	1,333	—	—	43,468
Gaming taxes payable	11,376	—	—	—	11,376
Other accrued liabilities	23,737	32	—	—	23,769
Customer deposits	104,204	—	—	—	104,204
Due to affiliates, net	(148,662)	197,050	(7,881)	557	41,064

Total current liabilities	200,786	199,465	(7,881)	557	392,927
Long-term debt	2,473,621	34,300	—	—	2,507,921
Due to affiliates	124,027	—	—	—	124,027
Other	216	—	—	—	216

Total liabilities	2,798,650	233,765	(7,881)	557	3,025,091

Commitments and contingencies
Member’s equity:
Contributed capital	1,980,861	12,530	—	(12,530)	1,980,861
Retained earnings (deficit)	(970,554)	(43,133)	7,886	35,247	(970,554)

Total member’s equity	1,010,307	(30,603)	7,886	22,717	1,010,307

Total liabilities and member’s equity	$3,808,957	$203,162	$5	$23,274	$4,035,398

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION

AS OF DECEMBER 31, 2010

(amounts in thousands)

	Issuers	Guarantor Subsidiaries	Nonguarantor Subsidiary	Eliminating Entries	Total
ASSETS
Current assets:
Cash and cash equivalents	$52,535	$—	$5	$—	$52,540
Receivables, net	124,814	—	—	—	124,814
Inventories	64,520	—	—	—	64,520
Prepaid expenses and other	20,778	410	—	—	21,188

Total current assets	262,647	410	5	—	263,062
Property and equipment, net	3,537,264	193,947	—	—	3,731,211
Intangible assets, net	6,660	6,144	—	—	12,804
Deferred financing costs, net	47,300	—	—	—	47,300
Deposits and other assets	47,437	3	—	2,630	50,070
Investment in unconsolidated affiliates	(19,685)	4,069	—	19,685	4,069

Total assets	$3,881,623	$204,573	$5	$22,315	$4,108,516

LIABILITIES AND MEMBER’S EQUITY
Current liabilities:
Current portion of long-term debt	$—	$1,050	$—	$—	$1,050
Accounts payable	35,837	—	—	—	35,837
Accrued interest	54,083	—	—	—	54,083
Accrued compensation and benefits	38,219	1,086	—	—	39,305
Gaming taxes payable	9,963	—	—	—	9,963
Other accrued liabilities	17,361	31	—	—	17,392
Customer deposits	93,355	—	—	—	93,355
Due to affiliates, net	(160,735)	194,277	(7,881)	2,630	28,291

Total current liabilities	88,083	196,444	(7,881)	2,630	279,276
Long-term debt	2,584,784	35,700	—	—	2,620,484
Due to affiliates	101,797	—	—	—	101,797
Interest rate swap	8,457	—	—	—	8,457

Total liabilities	2,783,121	232,144	(7,881)	2,630	3,010,014

Commitments and contingencies
Member’s equity:
Contributed capital	1,973,424	12,530	—	(12,530)	1,973,424
Retained earnings (deficit)	(874,922)	(40,101)	7,886	32,215	(874,922)

Total member’s equity	1,098,502	(27,571)	7,886	19,685	1,098,502

Total liabilities and member’s equity	$3,881,623	$204,573	$5	$22,315	$4,108,516

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

YEAR ENDED DECEMBER 31, 2011

(amounts in thousands)

	Issuers	Guarantor Subsidiaries	Nonguarantor Subsidiary	Eliminating Entries	Total
Operating revenues:
Casino	$625,207	$—	$—	$—	$625,207
Rooms	354,040	—	—	—	354,040
Food and beverage	454,712	—	—	—	454,712
Entertainment, retail and other	229,882	—	—	(296)	229,586

Gross revenues	1,663,841	—	—	(296)	1,663,545
Less: promotional allowances	(181,650)	—	—	—	(181,650)

Net revenues	1,482,191	—	—	(296)	1,481,895

Operating costs and expenses:
Casino	298,229	—	—	—	298,229
Rooms	122,200	—	—	—	122,200
Food and beverage	264,878	—	—	—	264,878
Entertainment, retail and other	146,989	—	—	—	146,989
General and administrative	226,715	(962)	—	(296)	225,457
Provision for doubtful accounts	20,332	—	—	—	20,332
Management fees	22,229	—	—	—	22,229
Pre-opening costs	—	—	—	—	—
Depreciation and amortization	259,929	3,710	—	—	263,639
Property charges and other	16,623	—	—	—	16,623

Total operating costs and expenses	1,378,124	2,748	—	(296)	1,380,576

Operating income (loss)	104,067	(2,748)	—	—	101,319

Other income (expense):
Interest and other income	263	—	—	—	263
Interest expense, net of capitalized interest	(200,759)	(580)	—	—	(201,339)
Increase in swap fair value	3,829	—	—	—	3,829
Equity in income (loss) from unconsolidated affiliates	(3,032)	296		3,032	296

Other income (expense), net	(199,699)	(284)	—	3,032	(196,951)

Net (loss) income	$(95,632)	$(3,032)	$—	$3,032	$(95,632)

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS INFORMATION

YEAR ENDED DECEMBER 31, 2011

(amounts in thousands)

	Issuers	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminating Entries	Total
Cash flows from operating activities:
Net (loss) income	$(95,632)	$(3,032)	$—	$3,032	$(95,632)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	259,929	3,710	—	—	263,639
Stock-based compensation	7,437	—	—	—	7,437
Loss from extinguishment of debt	—	—	—	—	—
Amortization and writeoff of deferred financing costs and other	13,822	—	—	—	13,822
Equity in (income) loss from unconsolidated affiliates, net of distributions	3,032	93	—	(3,032)	93
Provision for doubtful accounts	20,332	—	—	—	20,332
Property charges and other	14,689	—	—	—	14,689
Increase in swap fair value	(3,829)	—	—	—	(3,829)
Increase (decrease) in cash from changes in:
Receivables	(35,747)	—	—	—	(35,747)
Inventories and prepaid expenses and other assets	13,006	231	—	—	13,237
Accounts payable and accrued expenses	5,431	248	—	—	5,679
Due to affiliates, net	26,550	(2,308)	—	—	24,242

Net cash provided by (used in) operating activities	229,020	(1,058)	—	—	227,962

Cash flows from investing activities:
Capital expenditures, net of construction payables and retention	(62,584)	(2,623)	—	—	(65,207)
Deposits and other assets	(2,348)	—	—	—	(2,348)
Due to affiliates, net	8,647	5,081	—	—	13,728
Proceeds from sale of assets	255	—	—	—	255

Net cash provided by (used in) investing activities	(56,030)	2,458	—	—	(53,572)

Cash flows from financing activities:
Principal payments on long-term debt	(24,073)	(1,400)	—	—	(25,473)
Proceeds from issuance of long-term debt	—	—	—	—	—
Capital contribution from the Parent	—	—	—	—	—
Payments of deferred financing costs	(58)	—	—	—	(58)

Net cash used in financing activities	(24,131)	(1,400)	—	—	(25,531)

Cash and cash equivalents:
Increase in cash and cash equivalents	148,859	—	—	—	148,859
Balance, beginning of period	52,535	—	5	—	52,540

Balance, end of period	$201,394	$—	$5	$—	$201,399

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS INFORMATION

YEAR ENDED DECEMBER 31, 2010

(amounts in thousands)

	Issuers	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminating Entries	Total
Cash flows from operating activities:
Net (loss) income	$(348,329)	$(3,235)	$—	$3,235	$(348,329)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	270,280	4,025	—	—	274,305
Stock-based compensation	11,278	—	—	—	11,278
Loss from extinguishment of debt	64,673	—	—	—	64,673
Amortization and writeoff of deferred financing costs and other	15,705	—	—	—	15,705
Equity in (income) loss from unconsolidated affiliates, net of distributions	3,235	(309)	—	(3,235)	(309)
Provision for doubtful accounts	15,729	—	—	—	15,729
Property charges and other	4,068	—	—	—	4,068
Decrease in swap fair value	4,233	—	—	—	4,233
Increase (decrease) in cash from changes in:
Receivables	(29,683)	—	—	—	(29,683)
Inventories and prepaid expenses and other assets	19,538	(86)	—	—	19,452
Accounts payable and accrued expenses	42,051	(274)	—	—	41,777
Due to affiliates, net	36,645	(4,899)	—	—	31,746

Net cash provided by (used in) operating activities	109,423	(4,778)	—	—	104,645

Cash flows from investing activities:
Capital expenditures, net of construction payables and retention	(156,987)	(93)	—	—	(157,080)
Deposits and other assets	(4,796)	—	—	—	(4,796)
Due to affiliates, net	(2,323)	5,920	—	—	3,597
Proceeds from sale of assets	218	—	—	—	218

Net cash provided by (used in) investing activities	(163,888)	5,827	—	—	(158,061)

Cash flows from financing activities:
Principal payments on long-term debt	(1,931,838)	(1,400)	—	—	(1,933,238)
Proceeds from issuance of long-term debt	1,995,686	—	—	—	1,995,686
Capital contribution from the Parent	50,000	—	—	—	50,000
Payments of deferred financing costs	(72,846)	—	—	—	(72,846)

Net cash provided by (used in) financing activities	41,002	(1,400)	—	—	39,602

Cash and cash equivalents:
Decrease in cash and cash equivalents	(13,463)	(351)	—	—	(13,814)
Balance, beginning of period	65,998	351	5	—	66,354

Balance, end of period	$52,535	$—	$5	$—	$52,540

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

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. Quarterly Financial Information (Unaudited)

The following table presents selected quarterly financial information for 2011 and 2010 (amounts in thousands):

	Year Ended December 31, 2011
	First	Second	Third	Fourth	Year
Net revenues	$395,037	$391,014	$347,254	$348,590	$1,481,895
Operating income (loss)	49,174	48,609	(415)	3,951	101,319
Net income (loss)	434	(1,517)	(49,509)	(45,040)	(95,632)

	Year Ended December 31, 2010
	First	Second	Third	Fourth	Year
Net revenues	$318,607	$318,321	$334,503	$325,125	$1,296,556
Operating loss	(34,485)	(17,222)	(16,195)	(13,412)	(81,314)
Net loss	(81,692)	(68,747)	(134,981)	(62,909)	(348,329)

16. Subsequent Events (Unaudited)

Determination of Unsuitability and Redemption of Aruze USA, Inc. and Affiliates and Related Matters

On February 18, 2012, Wynn Resorts’ Gaming Compliance Committee concluded a year-long investigation after receiving an independent report by Freeh, Sporkin & Sullivan, LLP (the “Freeh Report”) detailing numerous prima facie violations of the FCPA by Aruze USA, Inc., at the time a stockholder of Wynn Resorts, Universal Entertainment Corporation, Aruze USA, Inc.’s parent company, and Kazuo Okada, the majority shareholder of Universal Entertainment Corporation, who is also a member of Wynn Resorts’ Board of Directors and was at the time a director of Wynn Macau, Limited.

Based on the Freeh Report, the Board of Directors of Wynn Resorts determined that Aruze USA, Inc., Universal Entertainment Corporation and Mr. Okada are “unsuitable” under Article VII of the Wynn Resorts articles of incorporation. The Wynn Resorts board of directors was unanimous (other than Mr. Okada) in its determination. The Wynn Resorts board of directors also requested that Mr. Okada resign as a director of Wynn Resorts and recommended that Mr. Okada be removed as a member of the board of directors of Wynn Macau, Limited. On February 18, 2012, Mr. Okada was removed from the board of directors of Wynn Las Vegas Capital Corp., a wholly owned subsidiary of Wynn Resorts.

Based on the Wynn Resorts Board of Directors’ finding of “unsuitability,” on February 18, 2012, Wynn Resorts redeemed Aruze USA, Inc.’s 24,549,222 shares of Wynn Resorts’ Common Stock. Following a finding of “unsuitability,” Wynn Resorts’ articles authorize redemption at “fair value” of the shares held by unsuitable persons. Wynn Resorts engaged an independent financial advisor to assist in the fair value calculation and concluded that a discount to the current trading price was appropriate because of, among other things, restrictions on most of the shares which are subject to the terms of an existing stockholder agreement. Pursuant to Wynn Resorts’ articles of incorporation, Wynn Resorts issued a Redemption Price Promissory Note to Aruze USA, Inc. in redemption of the shares. The Redemption Price Promissory Note has a principal amount of approximately $1.9 billion, matures on February 18, 2022 and bears interest at the rate of 2% per annum, payable annually in arrears on each anniversary of the date of the Redemption Price Promissory Note. Wynn Resorts may, in its sole and absolute discretion, at any time and from time to time, and without penalty or premium, prepay the whole or any portion of the principal or interest due under the Redemption Price Promissory Note. In no instance shall any payment obligation under the Redemption Price Promissory Note be accelerated except in the sole and absolute discretion of Wynn Resorts or as specifically mandated by law. The indebtedness evidenced by the Redemption

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Price Promissory Note is and shall be subordinated in right of payment, to the extent and in the manner provided in the Redemption Price Promissory Note, to the prior payment in full of all existing and future obligations of Wynn Resorts or any of its affiliates in respect of indebtedness for borrowed money of any kind or nature.

On February 19, 2012, Wynn Resorts filed a complaint in the District Court of Clark County, Nevada against Mr. Okada, alleging breaches of fiduciary duty and related claims.

On February 24, 2012, the board of directors of Wynn Macau, Limited removed Mr. Kazuo Okada from the board.

Wynn Resorts has provided the Freeh Report to applicable regulators and intends to cooperate with any related investigation that such regulators may undertake. The conduct of Mr. Okada and his affiliates and any resulting regulatory investigations could have adverse consequences to the Company. A finding by regulatory authorities that Mr. Okada violated the FCPA on property of Wynn Resorts or its subsidiaries and/or otherwise involved Wynn Resorts or its subsidiaries in criminal or civil violations could result in actions by regulatory authorities against Wynn Resorts or its subsidiaries. Relatedly, regulators could pursue separate investigations into Wynn Resorts’ and its subsidiaries’ compliance with applicable laws, including in response to litigation filed by Mr. Okada suggesting improprieties in connection with the donation by Wynn Resorts’ subsidiary to the University of Macau and a related informal inquiry by the SEC into this donation. While the Company believes that it is in full compliance with all applicable laws, any such investigations could result in actions by regulators against Wynn Resorts or its subsidiaries.

Litigation Commenced by Mr. Okada and Related Matters

In May 2011, Wynn Macau, a majority owned subsidiary of Wynn Resorts, made a commitment to the University of Macau Development Foundation in support of the new Asia-Pacific Academy of Economics and Management. This contribution consists of a $25 million payment made in May 2011 and a commitment for additional donations of $10 million each year for the calendar years 2012 through 2022 inclusive. The pledge was consistent with Wynn Resorts’ long-standing practice of providing philanthropic support for deserving institutions in the markets in which it operates. The pledge was made following an extensive analysis which concluded that the gift was made in accordance with all applicable laws. The pledge was considered by the Boards of Directors of both Wynn Resorts and Wynn Macau and approved by 15 of the 16 directors who serve on those boards. The sole dissenting vote was Mr. Kazuo Okada whose stated objection was to the length of time over which the donation would occur, not its propriety.

Mr. Okada commenced litigation on January 11, 2012, in Nevada seeking to compel Wynn Resorts to produce information relating to the donation to the University of Macau, among other things.

On February 8, 2012, following Mr. Okada’s lawsuit, Wynn Resorts received a letter from the Salt Lake Regional Office of the SEC requesting that, in connection with an informal inquiry by the SEC, Wynn Resorts preserve information relating to, but not limited to, the donation to the University of Macau, any donations by Wynn Resorts to any other educational charitable institutions, including the University of Macau Development Foundation, and Wynn Resorts’ casino or concession gaming licenses or renewals in Macau. Wynn Resorts has informed the Salt Lake Regional Office that it intends to fully comply with the SEC’s request.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2011, the Company’s disclosure controls and procedures are effective, at the reasonable assurance level, in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely discussions regarding required disclosure.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.

Based on our assessment, management believes that, as of December 31, 2011, the Company’s internal control over financial reporting was effective.

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

Item 14. Principal Accountant Fees and Services

The following table shows the fees paid or accrued by us for audit and other services provided by our auditors, Ernst & Young LLP, during each of the years ended December 31, 2011 and 2010:

	Aggregate Fees
Category	2011	2010
Audit fees	$253,320	$390,419
Audit-related fees	$—	$—
Tax fees	$—	$—
All other fees	$—	$—

“Audit fees” includes the aggregate fees billed by our principal auditors for professional services rendered for the audit of our consolidated financial statements for the year ended December 31. “Audit fees” also includes amounts billed for services provided in connection with debt offerings in 2010.

All of the principal accounting fees and services were pre-approved by the Audit Committee in 2011 and 2010. The Audit Committee pre-approves services either by: (1) approving a request from management to engage our principal auditors for a specific project at a specific fee or rate or (2) by pre-approving certain types of services that would comprise the fees within each of the above categories at our principal auditors usual and customary rates.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)1. The following consolidated financial statements of the Company are filed as part of this report under Item 8—Financial Statements and Supplemental Data.

•	Report of Independent Registered Public Accounting Firm
•	Consolidated Balance Sheets as of December 31, 2011 and 2010
•	Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009
•	Consolidated Statements of Member’s Equity for the years ended December 31, 2011, 2010 and 2009
•	Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009
•	Notes to Consolidated Financial Statements

(a)2. Financial Statement Schedules

•	Schedule II—Valuation and Qualifying Accounts

We have omitted all other financial statement schedules because they are not required or are not applicable, or the required information is shown in the consolidated financial statements or notes to the consolidated financial statements.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(amounts in thousands)

Description	Balance at January 1, 2011	Provisions for Doubtful Accounts	Write-offs, Net of Recoveries	Balance at December 31, 2011
Allowance for doubtful accounts	$71,076	20,332	(15,116)	$76,292

Description	Balance at January 1, 2010	Provisions for Doubtful Accounts	Write-offs, Net of Recoveries	Balance at December 31, 2010
Allowance for doubtful accounts	$67,406	15,729	(12,059)	$71,076

Description	Balance at January 1, 2009	Provisions for Doubtful Accounts	Write-offs, Net of Recoveries	Balance at December 31, 2009
Allowance for doubtful accounts	$65,414	12,438	(10,446)	$67,406

(a)3. Exhibits

Exhibits that are not filed herewith have been previously filed with the SEC and are incorporated herein by reference.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Second Amended and Restated Articles of Organization of Wynn Las Vegas, LLC. (1)

3.2	Second Amended and Restated Operating Agreement of Wynn Las Vegas, LLC. (1)

3.3	First Amended and Restated Articles of Incorporation of Wynn Las Vegas Capital Corp. (1)

3.4	Certificate of Amendment of the Articles of Incorporation of Wynn Las Vegas Capital Corp. (1)

3.5	First Amended and Restated Bylaws of Wynn Las Vegas Capital Corp. (1)

3.6	First Amendment to the First Amended and Restated Bylaws of Wynn Las Vegas Capital Corp. (1)

3.7	Second Amendment to the First Amended and Restated Bylaws of Wynn Las Vegas Capital Corp. (1)

3.8	Articles of Organization of Kevyn, LLC. (14)

3.9	Operating Agreement of Kevyn, LLC. (14)

3.10	Amended and Restated Articles of Organization of Wynn Golf, LLC. (1)

3.11	First Amended and Restated Operating Agreement of Wynn Golf, LLC. (1)

3.12	Second Amended and Restated Articles of Organization of Las Vegas Jet, LLC. (1)

3.13	Second Amended and Restated Operating Agreement of Las Vegas Jet, LLC. (1)

3.14	Articles of Organization of Wynn Sunrise, LLC. (1)

3.15	First Amended and Restated Operating Agreement of Wynn Sunrise, LLC. (1)

3.16	Second Amended and Restated Articles of Organization of World Travel, LLC. (1)

3.17	Second Amended and Restated Operating Agreement of World Travel, LLC. (1)

3.18	First Amended and Restated Articles of Organization of Wynn Show Performers, LLC. (1)

3.19	First Amended and Restated Operating Agreement of Wynn Show Performers, LLC. (1)

4.1	Indenture, dated as of October 19, 2009, among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., the Guarantors set forth therein and U.S. Bank National Association, as trustee. (17)

4.2	Indenture, dated as of April 28, 2010, by and among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., the Guarantors set forth therein and U.S. Bank National Association, as trustee. (20)

4.3	Indenture, dated as of August 4, 2010, among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., the Guarantors named therein and U.S. Bank National Association, as trustee. (21)

4.4	Third Supplemental Indenture, dated August 4, 2010, among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., the Guarantors name therein and U.S. Bank National Association, as trustee. (21)

10.1	Amended and Restated Master Disbursement Agreement, dated as of October 25, 2007, by and among Wynn Las Vegas, LLC, Deutsche Bank Trust Company Americas, as the initial Bank Agent, and Deutsche Bank Trust Company America, as the initial Disbursement Agent. (12)

10.2	First Amendment to Amended and Restated Master Disbursement Agreement, dated as of October 31, 2007, by and among Wynn Las Vegas, LLC, Deutsche Bank Trust Company Americas, as the initial Bank Agent, and Deutsche Bank Trust Company America, as the initial Disbursement Agent. (10)

Exhibit No.	Description
10.3	Second Amendment to Amended and Restated Master Disbursement Agreement, dated as of November 6, 2007, by and among Wynn Las Vegas, LLC, Deutsche Bank Trust Company Americas, as the Bank Agent, and Deutsche Bank Trust Company Americas, as the Disbursement Agent. (11)

10.4	Third Amendment to Amended and Restated Master Disbursement Agreement, dated October 19, 2009, by and among Wynn Las Vegas, LLC, Deutsche Bank Trust Company Americas, as the Bank Agent, and Deutsche Bank Trust Company Americas, as the Disbursement Agent. (17)

10.5	Fourth Amendment to Amended and Restated Master Disbursement Agreement, dated April 28, 2010, by and among Wynn Las Vegas, LLC, Deutsche Bank Trust Company Americas, as the Bank Agent, and Deutsche Bank Trust Company Americas, as the Disbursement Agent. (20)

10.6	Promissory Note and Agreement, dated May 24, 2005, by Wells Fargo Northwest, National Association, not in its individual capacity but solely as owner trustee, and World Travel, LLC; and accepted and agreed to by Bank of America, N.A., as lender and Wells Fargo Bank, National Association, not in its individual capacity but solely as collateral agent. (6)

10.7	Promissory Note and Agreement, dated May 24, 2005, by Wells Fargo Northwest, National Association, not in its individual capacity but solely as owner trustee, and World Travel, LLC; and accepted and agreed to by The CIT Group / Equipment Financing, Inc., as lender and Wells Fargo Bank, National Association, not in its individual capacity but solely as collateral agent. (6)

10.8	Aircraft Security Agreement, dated May 24, 2005, between Wells Fargo Northwest, National Association, not in its individual capacity but solely as owner trustee, World Travel, LLC and Wells Fargo Bank, National Association, not in its individual capacity but solely as collateral agent. (6)

10.9	Guaranty, dated May 24, 2005, by Wynn Las Vegas, LLC in favor of The CIT Group / Equipment Financing, Inc., Bank of America, N.A. and Wells Fargo Bank, National Association, not in its individual capacity but solely as collateral agent. (6)

10.10	Agreement of Termination, dated June 30, 2005, by and between Stephen A. Wynn and Wynn Las Vegas, LLC. (7)

10.11	Fifth Amended and Restated Art Rental and Licensing Agreement, dated as of July 1, 2007, between Stephen A. Wynn, as lessor, Wynn Gallery, LLC, as lessee. (22)

10.12	Lump Sum Agreement, by and between Wynn Las Vegas, LLC and Wadsworth Golf Construction Company, effective as of February 18, 2003. (4)

10.13	Completion Guaranty, dated December 14, 2004, by Wynn Completion Guarantor, LLC in favor of Deutsche Bank Trust Company Americas, as the Bank Agent, and U.S. Bank National Association, as Indenture Trustee. (3)

10.14	Purchase Agreement, dated October 25, 2002, by and among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp. and Stephen A. Wynn. (2)

10.15	Purchase Agreement, dated October 25, 2002, by and among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp. and Aruze USA, Inc. (2)

10.16	Acknowledgement and Agreement, dated as of September 1, 2004, among Wynn Las Vegas, LLC, Wells Fargo Bank, National Association and the lenders named therein. (5)

10.17	Management Fees Subordination Agreement, dated as of December 14, 2004, by Wynn Resorts, Limited, Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., and those subsidiaries of Wynn Las Vegas, LLC listed on Exhibit A hereto in favor of Deutsche Bank Trust Company Americas, as administrative agent, and U.S. Bank National Association, as trustee. (3)

10.18	Management Agreement, made as of December 14, 2004, by and among Wynn Las Vegas, LLC, Wynn Show Performers, LLC, Wynn Las Vegas Capital Corp., Wynn Golf, LLC, World Travel, LLC, Las Vegas Jet, LLC, Wynn Sunrise, LLC, and Wynn Resorts, Limited. (3)

Exhibit No.	Description
10.19	Intellectual Property License Agreement, dated as of December 14, 2004, by and among Wynn Resorts Holdings, Wynn Resorts, Limited and Wynn Las Vegas, LLC. (3)

10.20	Agreement of Lease, dated as of March 17, 2010, by and between Wynn Las Vegas, LLC and Elaine P. Wynn. (19)

10.21	Amended and Restated Agreement of Lease made as of March 18, 2010, by and between Wynn Las Vegas and Stephen A. Wynn. (19)

10.22	Employment Agreement, dated as of November 8, 2010, between Wynn Las Vegas, LLC and Marilyn Spiegel. (22)

10.23	Employment Agreement, dated as of May 5, 2009 by and between Wynn Las Vegas, LLC and Scott Peterson. (18)

10.24	Amended and Restated Credit Agreement, dated as of August 15, 2006 among Wynn Las Vegas, LLC, as the Borrower, several lenders and agents, and Deutsche Bank Trust Company Americas, as Administrative Agent. (13)

10.25	First Amendment to Amended and Restated Credit Agreement dated April 9, 2007 among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., Wynn Show Performers, LLC, Wynn Golf, LLC, Wynn Sunrise, LLC, World Travel, LLC, Kevyn, LLC, Las Vegas Jet, LLC, and Deutsche Bank Trust Company Americas, as Administrative Agent on behalf of the several banks and other financial institutions or entities from time to time party to Wynn Las Vegas LLC’s Amended and Restated Credit Agreement, dated as of August 15, 2006. (9)

10.26	Second Amendment to Amended and Restated Credit Agreement dated October 31, 2007 among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., Wynn Show Performers, LLC, Wynn Golf, LLC, Wynn Sunrise, LLC, World Travel, LLC, Kevyn, LLC, Las Vegas Jet, LLC, Wynn Resorts Holdings, LLC, Wynn Completion Guarantors, LLC and Deutsche Bank Trust Company Americas, as Administrative Agent on behalf of the several banks and other financial institutions or entities from time to time party to Wynn Las Vegas LLC’s Amended and Restated Credit Agreement, dated as of August 15, 2006. (10)

10.27	Third Amendment to Amended and Restated Credit Agreement dated as of September 17, 2008 among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., Wynn Show Performers, LLC, Wynn Golf, LLC, Wynn Sunrise, LLC, World Travel, LLC, Kevyn, LLC, Las Vegas Jet, LLC, Wynn Resorts Holdings, LLC, Wynn Completion Guarantor, LLC and Deutsche Bank Trust Company Americas, as Administrative Agent on behalf of the several banks and other financial institutions or entities from time to time party to Wynn Las Vegas, LLC’s Amended and Restated Credit Agreement, dated as of August 15, 2006. (8)

10.28	Fourth Amendment to Amended and Restated Credit Agreement, dated as of April 17, 2009, among Wynn Las Vegas, LLC and Wynn Las Vegas Capital Corp., Wynn Show Performers, LLC, Wynn Golf, LLC, Wynn Sunrise, LLC, World Travel, LLC, Kevyn, LLC, Las Vegas Jet, LLC, Wynn Resorts Holdings, LLC, Wynn Completion Guarantors, LLC and Deutsche Bank Trust Company Americas, as Administrative Agent on behalf of the several banks and other financial institutions or entities from time to time party to Wynn Las Vegas LLC’s Amended and Restated Credit Agreement, dated as of August 15, 2006. (15)

10.29	Fifth Amendment to Amended and Restated Credit Agreement, dated as of September 10, 2009, among Wynn Las Vegas, LLC and Wynn Las Vegas Capital Corp., Wynn Show Performers, LLC, Wynn Golf, LLC, Wynn Sunrise, LLC, World Travel, LLC, Kevyn, LLC, Las Vegas Jet, LLC, Wynn Resorts Holdings, LLC, Wynn Completion Guarantors, LLC and Deutsche Bank Trust Company Americas, as Administrative Agent on behalf of the several banks and other financial institutions or entities from time to time party to Wynn Las Vegas LLC’s Amended and Restated Credit Agreement, dated as of August 15, 2006. (16)

Exhibit No.	Description
10.30	Sixth Amendment to Amended and Restated Credit Agreement dated as of April 28, 2010 among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., Wynn Show Performers, LLC, Wynn Golf, LLC, Wynn Sunrise, LLC, World Travel, LLC, Kevyn, LLC, Las Vegas Jet, LLC, Wynn Resorts Holdings, LLC, Wynn Completion Guarantor, LLC and Deutsche Bank Trust Company Americas, as Administrative Agent. (20)

10.31	Seventh Amendment to Amended and Restated Credit Agreement dated as of August 4, 2010 among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., Wynn Show Performers, LLC, Wynn Golf, LLC, Wynn Sunrise, LLC, World Travel, LLC, Kevyn, LLC, Las Vegas Jet, LLC, Wynn Resorts Holdings, LLC, Wynn Completion Guarantor, LLC and Deutsche Bank Trust Company Americas, as Administrative Agent on behalf of the several banks and other financial institutions or entities from time to time party to Wynn Las Vegas, LLC’s Amended and Restated Credit Agreement, dated as of August 15, 2006. (21)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (23)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (23)

32	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (23)

101	The following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on February 29, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009, (ii) the Consolidated Balance Sheets at December 31, 2011 and 2010, (iii) the Consolidated Statements of Member’s Equity at December 31, 2011 and 2010, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009, and (iv) Notes to Consolidated Financial Statements.*(23)

*	Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall be deemed to be not filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.
(1)	Previously filed with the Registration Statement on Form S-4 (File No. 333-124052) filed by the registrant on April 13, 2005.
(2)	Incorporated by reference from the Current Report on Form 8-K filed by Wynn Resorts on November 18, 2002.
(3)	Incorporated by reference from the Annual Report on Form 10-K filed by Wynn Resorts on March 15, 2005.
(4)	Incorporated by reference from the Quarterly Report on Form 10-Q filed by Wynn Resorts on May 15, 2003.
(5)	Incorporated by reference from the Current Report on Form 8-K filed by Wynn Resorts on September 8, 2004.
(6)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on May 25, 2005.
(7)	Incorporated by reference from the Periodic Report on form 10-Q filed by Wynn Resorts, Limited on August 2, 2005.
(8)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on September 19, 2008.
(9)	Incorporated by reference from the Quarterly Report on Form 10-Q filed by the Registrant on August 9, 2007.

(10)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on November 1, 2007.
(11)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on November 13, 2007.
(12)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on October 31, 2007.
(13)	Incorporated by reference from the Quarterly Report on Form 10-Q filed by the Registrant on November 9, 2006.
(14)	Incorporated by reference from the Annual Report on Form 10-K filed by the Registrant on February 22, 2008.
(15)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on April 21, 2009.
(16)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on September 14, 2009.
(17)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on October 20, 2009.
(18)	Incorporated by reference from the Current Report on Form 8-K filed by Wynn Resorts on May 8, 2009.
(19)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on March 19, 2010.
(20)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on April 28, 2010.
(21)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on August 5, 2010.
(22)	Incorporated by reference from the Annual Report on Form 10-K filed by the Registrant on March 1, 2011.
(23)	Filed herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WYNN LAS VEGAS, LLC

Dated: February 29, 2012	By	/S/ MARILYN SPIEGEL
Marilyn Spiegel President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ STEPHEN A. WYNN Stephen A. Wynn	Chairman of the Board	February 29, 2012

/S/ LINDA CHEN Linda Chen	President, Wynn International Marketing and Director	February 29, 2012

/S/ RUSSELL GOLDSMITH Russell Goldsmith	Director	February 29, 2012

/S/ RAY R. IRANI Dr. Ray R. Irani	Director	February 29, 2012

/S/ ROBERT J. MILLER Robert J. Miller	Director	February 29, 2012

/S/ JOHN A. MORAN John A. Moran	Director	February 29, 2012

Kazuo Okada	Director

/S/ MARC SCHORR Marc Schorr	Chief Operating Officer, Wynn Resorts, Limited and Director	February 29, 2012

/S/ ALVIN V. SHOEMAKER Alvin V. Shoemaker	Director	February 29, 2012

/S/ D. BOONE WAYSON D. Boone Wayson	Director	February 29, 2012

/S/ ELAINE P. WYNN Elaine P. Wynn	Director	February 29, 2012

/S/ ALLAN ZEMAN Allan Zeman	Director	February 29, 2012

Signature	Title	Date

/S/ MARILYN SPIEGEL Marilyn Spiegel	Chief Operating Officer and President (Principal Executive Officer)	February 29, 2012

/S/ SCOTT PETERSON Scott Peterson	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 29, 2012