Form 10-Q
period 2012-03-31
WYNN LAS VEGAS LLC
filed 2012-05-10
CIK 1180638

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Wynn Resorts Holdings, LLC owns all of the membership interests of the Registrant as of May 10, 2012.

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

Part I—FINANCIAL INFORMATION

Item 1. Financial Statements

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands)

(unaudited)

	March 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$740,610	$201,399
Receivables, net	134,450	140,229
Inventories	47,094	48,907
Prepaid expenses and other	25,771	23,052

Total current assets	947,925	413,587
Property and equipment, net	3,474,840	3,529,376
Intangible assets, net	10,215	10,733
Deferred financing costs, net	45,612	41,256
Deposits and other assets	34,239	36,470
Investment in unconsolidated affiliates	4,088	3,976

Total assets	$4,516,919	$4,035,398

LIABILITIES AND MEMBER’S EQUITY
Current liabilities:
Current portion of long-term debt	$1,050	$89,425
Accounts payable	33,010	29,535
Accrued interest	44,585	50,086
Accrued compensation and benefits	46,382	43,468
Gaming taxes payable	12,147	11,376
Other accrued liabilities	22,863	23,769
Customer deposits	81,826	104,204
Due to affiliates, net	43,532	41,064

Total current liabilities	285,395	392,927
Long-term debt	3,125,417	2,507,921
Due to affiliates, net	129,478	124,027
Other	381	216

Total liabilities	3,540,671	3,025,091

Commitments and contingencies (Note 10)

Member’s equity:
Contributed capital	1,982,232	1,980,861
Accumulated deficit	(1,005,984)	(970,554)

Total member’s equity	976,248	1,010,307

Total liabilities and member’s equity	$4,516,919	$4,035,398

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(amounts in thousand)

(unaudited)

	Three Months Ended March 31,
	2012	2011
Operating revenues:
Casino	$157,693	$194,245
Rooms	87,374	87,956
Food and beverage	108,946	106,140
Entertainment, retail and other	56,315	55,397

Gross revenues	410,328	443,738
Less: promotional allowances	(47,181)	(48,701)

Net revenues	363,147	395,037

Operating costs and expenses:
Casino	78,930	84,472
Rooms	29,225	29,798
Food and beverage	65,325	61,108
Entertainment, retail and other	37,074	37,685
General and administrative	55,217	54,294
Provision for doubtful accounts	4,363	4,752
Management fees	5,451	5,928
Depreciation and amortization	63,418	65,796
Property charges and other	3,718	2,030

Total operating costs and expenses	342,721	345,863

Operating income	20,426	49,174

Other income (expense):
Interest income	37	73
Interest expense	(52,147)	(50,310)
Increase in swap fair value	969	1,341
Loss on retirement of debt	(4,828)	—
Equity in income from unconsolidated affiliates	113	156

Other income (expense), net	(55,856)	(48,740)

Net income (loss)	(35,430)	434
Other comprehensive income	—	—

Total comprehensive income (loss)	$(35,430)	$434

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$(35,430)	$434
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	63,418	65,796
Stock-based compensation	1,371	2,865
Amortization and write-off of deferred financing costs, and other	4,047	3,368
Equity in income of unconsolidated affiliates, net of distributions	(112)	234
Loss on retirement of debt	4,828	—
Provision for doubtful accounts	4,363	4,752
Property charges and other	2,939	2,030
Increase in swap fair value	(969)	(1,341)
Increase (decrease) in cash from changes in:
Receivables	1,417	(16,551)
Inventories and prepaid expenses and other	(907)	3,670
Accounts payable and accrued expenses	(20,698)	(18,619)
Due to affiliates, net	7,397	(2,671)

Net cash provided by operating activities	31,664	43,967

Cash flows from investing activities:
Capital expenditures, net of construction payables and retention	(15,140)	(22,015)
Purchase of other assets	(1,033)	(1,329)
Due to affiliates, net	5,325	14,408
Proceeds from sale of assets	277	—

Net cash used in investing activities	(10,571)	(8,936)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	900,000	—
Principal payments on long-term debt	(371,217)	(350)
Payments of deferred financing costs	(10,665)	(58)

Net cash provided by (used in) financing activities	518,118	(408)

Cash and cash equivalents:
Increase in cash and cash equivalents	539,211	34,623
Balance, beginning of period	201,399	52,540

Balance, end of period	$740,610	$87,163

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

Wynn Las Vegas Capital Corp. (“Wynn Capital”) is a wholly owned subsidiary of the Company incorporated on June 3, 2002, solely for the purpose of obtaining financing for Wynn Las Vegas. Wynn Capital is authorized to issue 2,000 shares of common stock, par value $0.01. At March 31, 2012, the Company owned the one share that was issued and outstanding. Wynn Capital has neither any significant net assets nor has had any operating activity. Its sole function is to serve as the co-issuer of the mortgage notes described below. Wynn Las Vegas, LLC and Wynn Capital together are hereinafter referred to as the “Issuers”.

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

The accompanying condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results for the interim periods have been made. The results for the three months ended March 31, 2012 are not necessarily indicative of results to be expected for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

2. Summary of Significant Accounting Policies

Accounts Receivable and Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of casino accounts receivable. The Company issues credit in the form of “markers” to approved casino customers following investigations of creditworthiness. As of March 31, 2012 and December 31, 2011, approximately 72% and 76% respectively, of the Company’s markers were due from customers residing in foreign countries, primarily in Asia. Business or economic conditions or other significant events in these countries could affect the collectability of such receivables.

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

The retail value of accommodations, food and beverage, and other services furnished to guests without charge is included in gross revenue and then deducted as promotional allowances. The estimated cost of providing such promotional allowances is primarily included in casino expenses as follows (amounts in thousands):

	Three Months Ended March 31,
	2012	2011
Rooms	$8,985	$9,926
Food and beverage	15,414	15,817
Entertainment, retail and other	3,817	4,052

Total	$28,216	$29,795

Gaming Taxes

The Company is subject to taxes based on gross gaming revenues, subject to applicable adjustments. These gaming taxes are an assessment on the Company’s gaming revenues and are recorded as an expense within the “Casino” line item in the accompanying Condensed Consolidated Statements of Comprehensive Income (loss). These taxes totaled approximately $11 million and $13.8 million for the three months ended March 31, 2012 and 2011, respectively.

Advertising Costs

The Company expenses advertising costs the first time the advertising takes place. Advertising costs incurred in development periods are included in pre-opening costs. Once a project is completed, advertising costs are included in general and administrative expenses. Advertising costs totaled approximately $3.9 million and $2.9 million, for the three months ended March 31, 2012 and 2011, respectively.

Stock-Based Compensation

The Company accounts for stock-based compensation related to equity shares of Wynn Resorts granted to its employees by recognizing the costs of the employee services received in exchange for the equity award instrument based on the grant date fair value of the awards over the service period. For the three months ended March 31, 2012 and 2011, the Company recorded $1.4 million and $2.9 million, respectively, in stock-based compensation with a corresponding credit to contributed capital.

3. Supplemental Disclosure of Cash Flow Information

Interest paid for the three months ended March 31, 2012 and 2011 totaled approximately $55.8 million and $59.4 million, respectively. There was no interest capitalized during the three months ended March 31, 2012 or 2011.

During the three months ended March 31, 2012 and 2011, capital expenditures include a decrease of approximately $4.8 and $3.2 million respectively, in construction payables and retention recorded through amounts due to affiliates.

4. Receivables, net

Receivables, net consisted of the following (amounts in thousands):

	March 31, 2012	December 31, 2011
Casino	$172,850	$175,984
Hotel	18,188	19,738
Retail leases and other	20,226	20,799

	211,264	216,521
Less: allowance for doubtful accounts	(76,814)	(76,292)

	$134,450	$140,229

5. Property and Equipment, net

Property and equipment, net consisted of the following (amounts in thousands):

	March 31, 2012	December 31, 2011
Land and improvements	$718,322	$717,156
Buildings and improvements	2,615,213	2,617,523
Airplane	44,364	44,364
Furniture, fixtures and equipment	1,346,879	1,350,525
Construction in progress	10,538	6,368

	4,735,316	4,735,936
Less: accumulated depreciation	(1,260,476)	(1,206,560)

	$3,474,840	$3,529,376

6. Long-Term Debt

Long-term debt consisted of the following (amounts in thousands):

	March 31, 2012	December 31, 2011
7 7/8% First Mortgage Notes, due November 1, 2017, net of original issue discount of $8,289 at March 31, 2012 and $8,578 at December 31, 2011	$491,711	$491,422
7 7/8% First Mortgage Notes, due May 1, 2020, net of original issue discount of $2,254 at March 31, 2012 and $2,303 at December 31, 2011	349,756	349,707
7 3/4% First Mortgage Notes, due August 15, 2020	1,320,000	1,320,000
5 3/8% First Mortgage Notes, due March 15, 2022	900,000	—
Revolving Credit Facility, due July 15, 2013; interest at LIBOR plus 3.0%	—	—
Revolving Credit Facility, due July 17, 2015; interest at LIBOR plus 3.0%	—	—
Term Loan Facility, due August 15, 2013; interest at LIBOR plus 1.875%	—	40,262
Term Loan Facility, due August 17, 2015; interest at LIBOR plus 3.0%	—	330,605
$42 million Note Payable due April 1, 2017; interest at LIBOR plus 1.25%	35,000	35,350
Payable to Affiliate	30,000	30,000

	3,126,467	2,597,346
Current portion of long-term debt	(1,050)	(89,425)

	$3,125,417	$2,507,921

5 3/8% Wynn Las Vegas First Mortgage Notes

On March 12, 2012, the Issuers issued $900 million aggregate principal amount of 5 3/8% First Mortgage Notes due 2022 (the “2022 Notes”) pursuant to an Indenture, dated as of March 12, 2012 (the “2022 Indenture). A portion of the proceeds were used to repay all amounts outstanding under the Wynn Las Vegas term loan facilities.

The 2022 Notes will mature on March 15, 2022 and bear interest at the rate of 5 3/8% per annum. The Issuers may redeem all or a portion of the 2022 Notes at any time on or after March 15, 2017, at a premium decreasing ratably to zero, plus accrued and unpaid interest. In addition, prior to March 15, 2015, the Issuers may redeem up to 35% of the aggregate principal amount of the 2022 Notes with the net proceeds of one or more qualified equity contributions made to the Issuers by their parent, Wynn Resorts, Limited. If the Issuers undergo a change of control, they must offer to repurchase the 2022 Notes at 101% of the principal amount, plus accrued and unpaid interest. If the Issuers sell certain assets or suffer an event of loss, and the Issuers do not use the sale or insurance proceeds for specified purposes, they must offer to repurchase the 2022 Notes at 100% of the principal amount, plus accrued and unpaid interest. The 2022 Notes are also subject to mandatory redemption requirements imposed by gaming laws and regulations of gaming authorities in Nevada.

The 2022 Notes are the Issuers’ senior secured obligations and rank pari passu in right of payment with borrowings under the Wynn Las Vegas revolving credit facilities (“Wynn Las Vegas Credit Facilities,” as described below) and the Issuers’ outstanding 7 7/8% First Mortgage Notes due 2017 (the “2017 Notes”), the 7 7/8% First Mortgage Notes due 2020 (“7 7/8% 2020 Notes”) and the 7 3/4% First Mortgage Notes due 2020 (the “7 3/4% 2020 Notes” and, together with the 2017 Notes and the 7 7/8% 2020 Notes, the “Existing Notes”). The 2022 Notes are secured on an equal and ratable basis (with certain exceptions) by a first priority lien on substantially all of the Issuers’ existing and future assets, and, subject to gaming approval, a first priority pledge of the Company’s equity interests, all of which is the same collateral that secures borrowings under the Wynn Las Vegas credit facilities and the Existing Notes. The first priority lien securing the 2022 Notes may be released in whole, or in part, under certain circumstances without the consent of the holders of the 2022 Notes.

The 2022 Notes are jointly and severally guaranteed by all of the Issuers’ subsidiaries except Wynn Completion Guarantor, LLC (the “Guarantors”). The guarantees of the 2022 Notes are secured on an equal and ratable basis by a first priority lien on substantially all of the Guarantors’ assets, the same collateral that secures the guarantees under the Company’s credit facilities and the Existing Notes.

The 2022 Indenture contains covenants limiting the Issuers’ and the Issuers’ restricted subsidiaries’ ability to: pay dividends or distributions or repurchase equity; incur additional debt; make investments; create liens on assets to secure debt; enter into transactions with affiliates; issue stock of, or member’s interests in, subsidiaries; enter into sale-leaseback transactions; engage in other businesses; merge or consolidate with another company; transfer and sell assets; issue disqualified stock; create dividend and other payment restrictions affecting subsidiaries; and designate restricted and unrestricted subsidiaries. These covenants are subject to a number of important and significant limitations, qualifications and exceptions.

The 2022 Notes have not been registered under the Securities Act of 1933 (the “Securities Act”) or under any state securities laws. Therefore, the Issuers may not offer or sell the notes within the United States to, or for the account or benefit of, any United States person unless the offer or sale would qualify for a registration exemption from the Securities Act and applicable state securities laws.

Wynn Las Vegas Revolving Credit Facilities

On March 12, 2012, Wynn Las Vegas, LLC entered into an eighth amendment (“Amendment No. 8”) to its Amended and Restated Credit Agreement (the “Wynn Las Vegas Credit Agreement”). Amendment No. 8 amends the Wynn Las Vegas Credit Agreement to, among other things, permit the issuance of the 2022 Notes. Concurrently with the issuance of the 2022 Notes, the Company has prepaid all term loans under the Wynn Las Vegas Credit Agreement, has terminated all of its revolving credit commitments that were due to expire in 2013, and has terminated all but $100 million of its revolving credit commitments expiring in 2015. In connection with this transaction, the Company expensed deferred financing fees of $4.8 million; all related to the Wynn Las Vegas term loan and revolving credit facilities.

As of March 31, 2012, no amounts had been borrowed under the Wynn Las Vegas Credit Agreement. Wynn Las Vegas, LLC had $15.8 million of outstanding letters of credit that reduce availability for borrowing under the Wynn Las Vegas Credit Agreement. Wynn Las Vegas, LLC had availability of $84.2 million under the Wynn Las Vegas Credit Agreement as of March 31, 2012.

Debt Covenant Compliance

As of March 31, 2012, management believes the Company was in compliance with all debt covenants.

Fair Value of Long-term Debt

The net book value of the Company’s outstanding first mortgage notes was approximately $3.1 billion and $2.2 billion at March 31, 2012 and December 31, 2011, respectively. The estimated fair value of the Company’s outstanding first mortgage notes, based upon the most recent trades, was approximately $3.3 billion and $2.4 billion at March 31, 2012 and December 31, 2011, respectively. The net book value of the Company’s other debt instruments was approximately $35 million and $406.2 million at March 31, 2012 and December 31, 2011, respectively. The estimated fair value of the Company’s other debt instruments was approximately $35 million and $400 million at March 31, 2012 and December 31, 2011, respectively.

7. Interest Rate Swap

The Company has entered into floating-for-fixed interest rate swap arrangements in order to manage interest rate risk relating to certain of its debt facilities. These interest rate swap agreements modify the Company’s exposure to interest rate risk by converting a portion of the Company’s floating-rate debt to a fixed rate. These interest rate swaps essentially fix the interest rate at the percentages noted below; however, changes in the fair value of the interest rate swaps for each reporting period have been recorded as an increase/decrease in swap fair value in the accompanying Condensed Consolidated Statements of Comprehensive Income (loss), as the interest rate swaps do not qualify for hedge accounting.

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

The Company currently has one interest rate swap agreement to hedge a portion of the underlying interest rate risk on borrowings under the Wynn Las Vegas credit facilities. Under this swap agreement, the Company pays a fixed interest rate of 2.485% on borrowings of $250 million incurred under the Wynn Las Vegas credit facilities in exchange for receipts on the same amount at a variable interest rate based on the applicable LIBOR at the time of payment. This interest rate swap fixes the interest rate on $250 million of borrowings at approximately 5.485%. This interest rate swap agreement matures in November 2012. As of March 31, 2012 and December 31, 2011, the fair value of this interest rate swap was a current liability of $3.7 million and $4.6 million, respectively.

8. Related Party Transactions

Amounts Due to Affiliates, net

As of March 31, 2012, the Company’s current due to affiliates was primarily comprised of construction payables of approximately $4 million, construction retention of approximately $1.3 million and other net amounts due to affiliates totaling $38.2 million (including corporate allocations discussed below). The long-term Due to affiliates is management fees of $129.5 million (equal to 1.5% of net revenues and payable upon meeting certain leverage ratios as specified in the documents governing the Company’s credit facilities and the first mortgage notes indentures).

As of December 31, 2011, the Company’s current due to affiliates was primarily comprised of construction payables of approximately $8.4 million, construction retention of approximately $1.7 million and other net amounts due to affiliates totaling $31 million (including corporate allocations discussed below). The long-term Due to affiliates is management fees of $124 million.

The Company periodically settles amounts due to affiliates with cash receipts and payments, except for the management fee, which is payable upon meeting certain leverage ratios specified in the documents governing the first mortgage notes and the credit facilities.

Corporate Allocations

The accompanying condensed consolidated statements of operations include allocations from Wynn Resorts for legal, accounting, human resources, information services, real estate, and other corporate support services. The corporate support service allocations have been determined on a basis that Wynn Resorts and the Company consider to be reasonable estimates of the utilization of service provided or the benefit received by the Company. Wynn Resorts maintains corporate offices at Wynn Las Vegas without charge from the Company. The Company settles these corporate allocation charges with Wynn Resorts on a periodic basis as discussed in “Amounts Due to Affiliates, net” above. During the three months ended March 31, 2012 and 2011, approximately $6.7 million and $6.4 million, respectively, were charged to the Company for such corporate allocations.

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

Villa Suite Lease

On March 18, 2010, Mr. Wynn and Wynn Las Vegas entered into an Amended and Restated Agreement of Lease (the “SW Lease”) for a villa suite to serve as Mr. Wynn’s personal residence. The SW Lease amends and restates a prior lease. The SW Lease was approved by the Audit Committee of the Board of Directors of the Company. The term of the SW Lease commenced as of March 1, 2010 and runs concurrent with Mr. Wynn’s employment agreement with the Company; provided that either party may terminate on 90 days notice. Pursuant to the SW Lease, the rental value of the villa suite is treated as imputed income to Mr. Wynn, and is equal to the fair market value of the accommodations provided. Effective March 1, 2010, and for the first two years of the term of the SW Lease, the rental value was $503,831 per year. Effective March 1, 2012, the rental value is $440,000 per year based on the current fair market value as established by the Audit Committee of the Company with the assistance of an independent third-party appraisal. The rental value for the villa suite will be re-determined every two years during the term of the lease by the Audit Committee, with the assistance of an independent third-party appraisal. Certain services for, and maintenance of, the villa suite are included in the rental as well as the use of minimal warehouse space.

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

9. Property Charges and Other

Property charges and other for the three months ended March 31, 2012 and 2011, were $3.7 million and $2 million, respectively. Property charges generally include costs related to the retirement of assets for remodels and asset abandonments. Property charges and other for the three months ended March 31, 2012 and 2011, related to miscellaneous renovations and abandonments at Wynn Las Vegas.

10. Commitments and Contingencies

Litigation

The Company does not have any material litigation as of March 31, 2012.

Matters Related to Wynn Resorts, Limited

Determination of Unsuitability and Redemption of Aruze USA, Inc. and Affiliates and Related Matters

On February 18, 2012, Wynn Resorts’ Gaming Compliance Committee concluded a year-long investigation after receiving an independent report by Freeh, Sporkin & Sullivan, LLP (the “Freeh Report”) detailing a pattern of misconduct by Aruze USA, Inc., at the time a stockholder of Wynn Resorts, Universal Entertainment Corporation, Aruze USA, Inc.’s parent company, and Kazuo Okada, the majority shareholder of Universal Entertainment Corporation, who is also a member of Wynn Resorts’ Board of Directors and was at the time a director of Wynn Macau, Limited. The factual record presented in the Freeh Report included evidence that Aruze USA, Inc., Universal Entertainment Corporation and Mr. Okada had provided valuable items to certain foreign gaming officials who were responsible for regulating gaming in a jurisdiction in which entities controlled by Mr. Okada were developing a gaming resort, had denied the impropriety of such conduct to members of the Board of Directors of Wynn Resorts and had refused to acknowledge or abide by Wynn Resorts’ anti-bribery policies.

Based on the Freeh Report, the Board of Directors of Wynn Resorts determined that Aruze USA, Inc., Universal Entertainment Corporation and Mr. Okada are “unsuitable” under Article VII of the Wynn Resorts articles of incorporation. The Board was unanimous (other than Mr. Okada) in its determination. The Board of Directors also requested that Mr. Okada resign as a director of Wynn Resorts and recommended that Mr. Okada be removed as a member of the board of directors of Wynn Macau, Limited. In addition, on February 18, 2012, Mr. Okada was removed from the board of directors of Wynn Las Vegas Capital Corp., a wholly owned subsidiary of Wynn Resorts.

Based on the Board of Directors’ finding of “unsuitability,” on February 18, 2012, Wynn Resorts redeemed and canceled Aruze USA, Inc.’s 24,549,222 shares of Wynn Resorts’ common stock. Following a finding of “unsuitability,” Wynn Resorts’ articles of incorporation authorize redemption at “fair value” of the shares held by unsuitable persons. Wynn Resorts engaged an independent financial advisor to assist in the fair value calculation and concluded that a discount to the then current trading price was appropriate because of, among other things, restrictions on most of the shares held by Aruze USA, Inc. under the terms of an existing stockholder agreement. Pursuant to the articles of incorporation, Wynn Resorts issued the Redemption Price Promissory Note to Aruze USA, Inc. in redemption of the shares. The Redemption Price Promissory Note has a principal amount of $1.94 billion, matures on February 18, 2022 and bears interest at the rate of 2% per annum, payable annually in arrears on each anniversary of the date of the Redemption Price Promissory Note. Wynn Resorts may, in its sole and absolute discretion, at any time and from time to time, and without penalty or premium, prepay the whole or any portion of the principal or interest due under the Redemption Price Promissory Note. In no instance shall any payment obligation under the Redemption Price Promissory Note be accelerated except in the sole and absolute discretion of Wynn Resorts or as specifically mandated by law. The indebtedness evidenced by the Redemption Price Promissory Note is and shall be subordinated in right of payment, to the extent and in the manner provided in the Redemption Price Promissory Note, to the prior payment in full of all existing and future obligations of Wynn Resorts or any of its affiliates in respect of indebtedness for borrowed money of any kind or nature.

On February 19, 2012, Wynn Resorts filed a complaint in the District Court of Clark County, Nevada against Mr. Okada, Aruze USA, Inc. and Universal Entertainment Corporation, companies controlled by Mr. Okada, alleging breaches of fiduciary duty and related claims. Wynn Resorts is seeking compensatory and special damages as well as a declaration that it acted lawfully and in full compliance with its articles of incorporation, bylaws and other governing documents. On March 12, 2012, Aruze USA, Inc. and Universal Entertainment Corporation removed the action to the United States District Court for the District of Nevada. On that same date, Aruze USA, Inc. and Universal Entertainment Corporation filed an answer denying the claims and a counterclaim that purports to assert claims against Wynn Resorts, each of the members of Wynn Resorts’ board (other than Mr. Okada) and a senior executive of Wynn Resorts. Among other relief, the counterclaim seeks a declaration that the redemption of Aruze USA, Inc.’s shares was void, an injunction restoring Aruze USA, Inc.’s share ownership and damages in an unspecified amount. Wynn Resorts’ claim of February 19, 2012, was removed to federal court. On March 29, 2012, Wynn Resorts filed a motion to remand the action to state court and to request an extension to answer. The motion to remand is pending and the request for extension to answer was granted on March 30, 2012, giving the Company until May 21, 2012 to answer the counterclaim.

On February 24, 2012, the board of directors of Wynn Macau, Limited removed Mr. Kazuo Okada from the board.

Wynn Resorts has provided the Freeh Report to applicable regulators and intends to cooperate with any related investigation that such regulators may undertake. The conduct of Mr. Okada and his affiliates and any resulting regulatory investigations could have adverse consequences to Wynn Resorts and its subsidiaries. A finding by regulatory authorities that Mr. Okada violated anti-corruption statutes and/or other laws or regulations applicable to persons affiliated with a gaming licensee on Wynn Resorts’ property and/or otherwise involved the Company in criminal or civil violations could result in actions by regulatory authorities against Wynn Resorts. Relatedly, as described below the Salt Lake Regional Office of the U.S. Securities and Exchange Commission (“SEC”) has commenced an informal inquiry into, and other regulators could pursue separate investigations into, the Company’s compliance with applicable laws arising from the allegations in the matters described above and in response to litigation filed by Mr. Okada suggesting improprieties in connection with Wynn Resorts’ donation to the University of Macau. While Wynn Resorts believes that it is in full compliance with all applicable laws, any such investigations could result in actions by regulators against Wynn Resorts.

Litigation Commenced by Aruze USA, Inc. and Affiliates and Related Matters

In May 2011, Wynn Macau, a majority owned subsidiary of Wynn Resorts, made a commitment to the University of Macau Development Foundation in support of the new Asia-Pacific Academy of Economics and Management. This contribution consists of a $25 million payment made in May 2011 and a commitment for additional donations of $10 million each year for the calendar years 2012 through 2022 inclusive. The pledge was consistent with Wynn Resorts’ long-standing practice of providing philanthropic support for deserving institutions in the markets in which it operates. The pledge was made following an extensive analysis which concluded that the gift was made in accordance with all applicable laws. The pledge was considered by the boards of directors of both Wynn Resorts and Wynn Macau, Limited and approved by 15 of the 16 directors who serve on those boards. The sole dissenting vote was cast by Mr. Kazuo Okada whose stated objection was to the length of time over which the donation would occur, not its propriety.

Mr. Okada commenced litigation on January 11, 2012, in the District Court of Clark County, Nevada seeking to compel Wynn Resorts to produce information relating to the donation to the University of Macau, among other things.

On February 8, 2012, following Mr. Okada’s lawsuit, Wynn Resorts received a letter from the Salt Lake Regional Office of the SEC requesting that, in connection with an informal inquiry by the SEC, Wynn Resorts preserve information relating to the donation to the University of Macau, any donations by Wynn Resorts to any other educational charitable institutions, including the University of Macau Development Foundation, and Wynn Resorts’ casino or concession gaming licenses or renewals in Macau. The Company is cooperating with the Salt Lake Regional Office staff and intends to fully comply with the SEC’s request.

At a hearing on February 9, 2012, the Nevada state court stated that, as a director of Wynn Resorts, Mr. Okada had the right to make a reasonable inspection of Wynn Resorts’ corporate books and records. Following the hearing, the Company released certain documents to Mr. Okada for his inspection. At a subsequent hearing on March 8, 2012, the court considered Mr. Okada’s request that Wynn Resorts’ board make additional documents available to him, and ruled that Mr. Okada was entitled to inspect two additional pages of documents. Wynn Resorts promptly complied with the court’s ruling.

Related litigation

The Louisiana Municipal Police Employees’ Retirement System (“LMPERS”), Maryanne Solak, Excavators Union Local 731 Welfare Fund, Boilermakers Lodge No. 154 Retirement Fund and Danny Hinson, have each commenced separate derivative actions in the United States District Court, District of Nevada, against Wynn Resorts and all members of its Board of Directors. All five complaints assert claims for breach of fiduciary duty and waste of corporate assets related to the University of Macau pledge, and four of the complaints (all but for Solak) base those same claims on the investigation of and lawsuit against Okada. All five complaints seek unspecified monetary damages and four of the complaints (all but for Solak) seek orders for Wynn Resorts to take necessary actions to reform and improve its corporate governance procedures. In addition, two of the complaints (LMPERS and Excavators) seek a permanent injunction of any further breaches of fiduciary duty and any further payments of the pledge to University of Macau. Wynn Resorts, a nominal defendant, has been served with process in three of the five actions. The directors have been served with process in two of the five actions. All parties are coordinating service and response deadlines. In April 2012, Danny Hinson filed a voluntary dismissal of this complaint without prejudice and Maryanne Solak filed a motion to reassign all the foregoing actions to the same United States District Court Judge.

11. Consolidating Financial Information of Guarantors and Issuers

The following consolidating information relates to the Issuers of the First Mortgage Notes and their guarantor subsidiaries (World Travel, LLC; Las Vegas Jet, LLC; Wynn Show Performers, LLC; Wynn Golf, LLC; Kevyn, LLC; and Wynn Sunrise, LLC) and non-guarantor subsidiary (Wynn Completion Guarantor, LLC) as of March 31, 2012 and December 31, 2011, and for the three months ended March 31, 2012 and 2011.

The following condensed consolidating financial statements are presented in the provided form because: (i) the guarantor subsidiaries are wholly owned subsidiaries of Wynn Las Vegas, LLC (an issuer of the First Mortgage Notes), and (ii) the guarantee is joint and several; however the guarantee is not full and unconditional as the guarantees may be released under certain circumstances customary for such arrangements. If the Issuers fail to make a scheduled payment, the guarantor subsidiaries are obligated to make the scheduled payment immediately and, if it does not, any holder of the First Mortgage Notes may immediately bring suit directly against the guarantor subsidiaries for payment of all amounts due and payable.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION

AS OF MARCH 31, 2012

(amounts in thousands)

(unaudited)

	Issuers	Guarantor Subsidiaries	Nonguarantor Subsidiary	Eliminating Entries	Total
ASSETS
Current assets:
Cash and cash equivalents	$740,605	$—	$5	$—	$740,610
Receivables, net	134,450	—	—	—	134,450
Inventories.	47,094	—	—	—	47,094
Prepaid expenses and other	25,435	336	—	—	25,771

Total current assets	947,584	336	5	—	947,925

Property and equipment, net	3,279,694	195,146	—	—	3,474,840
Intangible assets, net	4,071	6,144	—	—	10,215
Deferred financing costs, net	45,612	—	—	—	45,612
Deposits and other assets	33,336	—	—	903	34,239
Investment in unconsolidated affiliates	(23,448)	4,088	—	23,448	4,088

Total assets.	$4,286,849	$205,714	$5	$24,351	$4,516,919

LIABILITIES AND MEMBER’S EQUITY
Current liabilities:
Current portion of long-term debt	$—	$1,050	$—	$—	$1,050
Accounts payable	33,010	—	—	—	33,010
Accrued interest..	44,585	—	—	—	44,585
Accrued compensation and benefits	45,182	1,200	—	—	46,382
Gaming taxes payable	12,147	—	—	—	12,147
Other accrued expenses	22,839	24	—	—	22,863
Customer deposits	81,826	—	—	—	81,826
Due to affiliates, net	(150,314)	200,824	(7,881)	903	43,532

Total current liabilities	89,275	203,098	(7,881)	903	285,395
Long-term debt	3,091,467	33,950	—	—	3,125,417
Due to affiliates, net	129,478	—	—	—	129,478
Other	381	—	—	—	381

Total liabilities..	3,310,601	237,048	(7,881)	903	3,540,671

Commitments and contingencies

Member’s equity:
Contributed capital	1,982,232	12,530	—	(12,530)	1,982,232
Retained earnings (deficit)	(1,005,984)	(43,864)	7,886	35,978	(1,005,984)

Total member’s equity.	976,248	(31,334)	7,886	23,448	976,248

Total liabilities and member’s equity	$4,286,849	$205,714	$5	$24,351	$4,516,919

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

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

THREE MONTHS ENDED MARCH 31, 2012

(amounts in thousands)

(unaudited)

	Issuers	Guarantor Subsidiaries	Nonguarantor Subsidiary	Eliminating Entries	Total
Operating revenues:
Casino	$157,693	$—	$—	$—	$157,693
Rooms	87,374	—	—	—	87,374
Food and beverage	108,946	—	—	—	108,946
Entertainment, retail and other	56,428	—	—	(113)	56,315

Gross revenues	410,441	—	—	(113)	410,328
Less: promotional allowances	(47,181)	—	—	—	(47,181)

Net revenues	363,260	—	—	(113)	363,147

Operating costs and expenses:
Casino	78,930	—	—	—	78,930
Rooms	29,225	—	—	—	29,225
Food and beverage	65,325	—	—	—	65,325
Entertainment, retail and other	37,074	—	—	—	37,074
General and administrative	55,557	(227)	—	(113)	55,217
Provision for doubtful accounts	4,363	—	—	—	4,363
Management fees	5,451	—	—	—	5,451
Depreciation and amortization	62,502	916	—	—	63,418
Property charges and other	3,718	—	—	—	3,718

Total operating costs and expenses	342,145	689	—	(113)	342,721

Operating income (loss)	21,115	(689)	—	—	20,426

Other income (expense):
Interest income and other	37	—	—	—	37
Interest expense, net of capitalized interest	(51,992)	(155)	—	—	(52,147)
Increase in swap fair value	969	—	—	—	969
Loss on extinguishment of debt	(4,828)	—	—	—	(4,828)
Equity in income (loss) from unconsolidated affiliates	(731)	113	—	731	113

Other income (expense), net	(56,545)	(42)	—	731	(55,856)

Net income (loss)/comprehensive income (loss)	$(35,430)	$(731)	$—	$731	$(35,430)

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

THREE MONTHS ENDED MARCH 31, 2011

(amounts in thousands)

(unaudited)

	Issuers	Guarantor Subsidiaries	Nonguarantor Subsidiary	Eliminating Entries	Total
Operating revenues:
Casino	$194,245	$—	$—	$—	$194,245
Rooms	87,956	—	—	—	87,956
Food and beverage	106,140	—	—	—	106,140
Entertainment, retail and other	55,553	—	—	(156)	55,397

Gross revenues	443,894	—	—	(156)	443,738
Less: promotional allowances	(48,701)	—	—	—	(48,701)

Net revenues	395,193	—	—	(156)	395,037

Operating costs and expenses:
Casino	84,472	—	—	—	84,472
Rooms	29,798	—	—	—	29,798
Food and beverage	61,108	—	—	—	61,108
Entertainment, retail and other	37,685	—	—	—	37,685
General and administrative	54,586	(136)	—	(156)	54,294
Provision for doubtful accounts	4,752	—	—	—	4,752
Management fees	5,928	—	—	—	5,928
Depreciation and amortization	64,868	928	—	—	65,796
Property charges and other	2,030	—	—	—	2,030

Total operating costs and expenses	345,227	792	—	(156)	345,863

Operating income (loss)	49,966	(792)	—	—	49,174

Other income (expense):
Interest income and other	73	—	—	—	73
Interest expense, net of capitalized interest	(50,161)	(149)	—	—	(50,310)
Increase in swap fair value	1,341	—	—	—	1,341
Equity in income (loss) from unconsolidated affiliates	(785)	156	—	785	156

Other income (expense), net	(49,532)	7	—	785	(48,740)

Net income (loss)/comprehensive income (loss)	$434	$(785)	$—	$785	$434

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS INFORMATION

THREE MONTHS ENDED MARCH 31, 2012

(amounts in thousands)

(unaudited)

	Issuers	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminating Entries	Total
Cash flows from operating activities:
Net income (loss)	$(35,430)	$(731)	$—	$731	$(35,430)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	62,502	916	—	—	63,418
Stock-based compensation	1,371	—	—	—	1,371
Loss from extinguishment of debt	4,828	—	—	—	4,828
Amortization and writeoff of deferred financing costs and other	4,047	—	—	—	4,047
Equity in income (loss) from unconsolidated affiliates, net of distributions	731	(112)	—	(731)	(112)
Provision for doubtful accounts	4,363	—	—	—	4,363
Property charges and other	2,939	—	—	—	2,939
Increase in swap fair value	(969)	—	—	—	(969)
Increase (decrease) in cash from changes in:
Receivables	1,417	—	—	—	1,417
Inventories and prepaid expenses and other	(753)	(154)	—	—	(907)
Accounts payable, accrued expenses and other	(20,557)	(141)	—	—	(20,698)
Due to affiliates, net	7,890	(493)	—	—	7,397

Net cash provided by (used in) operating activities	32,379	(715)	—	—	31,664

Cash flows from investing activities:
Capital expenditures, net of construction payables and retentions	(11,938)	(3,202)	—	—	(15,140)
Purchase of other assets	(1,033)	—	—	—	(1,033)
Due to affiliates, net	1,058	4,267	—	—	5,325
Proceeds from sale of assets	277	—	—	—	277

Net cash provided by (used in) investing activities	(11,636)	1,065	—	—	(10,571)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	900,000	—	—	—	900,000
Principal payments on long-term debt	(370,867)	(350)	—	—	(371,217)
Payments of deferred financing costs	(10,665)	—	—	—	(10,665)

Net cash provided by (used in) financing activities	518,468	(350)	—	—	518,118

Cash and cash equivalents:
Increase in cash and cash equivalents	539,211	—	—	—	539,211
Balance, beginning of period	201,394	—	5	—	201,399

Balance, end of period	$740,605	$—	$5	$—	$740,610

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS INFORMATION

THREE MONTHS ENDED MARCH 31, 2011

(amounts in thousands)

(unaudited)

	Issuers	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminating Entries	Total
Cash flows from operating activities:
Net income (loss)	$434	$(785)	$—	$785	$434
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	64,868	928	—	—	65,796
Stock-based compensation	2,865	—	—	—	2,865
Amortization and writeoff of deferred financing costs and other	3,368	—	—	—	3,368
Equity in income (loss) from unconsolidated affiliates, net of distributions	785	234	—	(785)	234
Provision for doubtful accounts	4,752	—	—	—	4,752
Property charges and other	2,030	—	—	—	2,030
Increase in swap fair value	(1,341)	—	—	—	(1,341)
Increase (decrease) in cash from changes in:
Receivables	(16,551)	—	—	—	(16,551)
Inventories and prepaid expenses and other	3,869	(199)	—	—	3,670
Accounts payable, accrued expenses and other	(18,903)	284	—	—	(18,619)
Due to affiliates, net	(2,540)	(131)	—	—	(2,671)

Net cash provided by operating activities	43,636	331	—	—	43,967

Cash flows from investing activities:
Capital expenditures, net of construction payables and retentions	(22,019)	4	—	—	(22,015)
Purchase of other assets	(1,329)	—	—	—	(1,329)
Due to affiliates, net	14,393	15	—	—	14,408

Net cash provided by (used in) investing activities	(8,955)	19	—	—	(8,936)

Cash flows from financing activities:
Principal payments on long-term debt	—	(350)	—	—	(350)
Payments of deferred financing costs	(58)	—	—	—	(58)

Net cash used in financing activities	(58)	(350)	—	—	(408)

Cash and cash equivalents:
Increase in cash and cash equivalents	34,623	—	—	—	34,623
Balance, beginning of period	52,535	—	5	—	52,540

Balance, end of period	$87,158	$—	$5	$—	$87,163

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

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Certain information included in this Quarterly Report on Form 10-Q contains statements that are forward-looking, including, but not limited to, statements relating to our business strategy and development activities as well as other capital spending, financing sources, the effects of regulation (including gaming and tax regulations), expectations concerning future operations, margins, profitability and competition. Any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, in some cases you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “would,” “could,” “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “continue” or the negative of these terms or other comparable terminology. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by us. These risks and uncertainties include, but are not limited to:

•	adverse tourism trends reflecting current domestic and international economic conditions;

•	volatility and weakness in world-wide credit and financial markets and from governmental intervention in the financial markets;

•	general global macroeconomic conditions;

•	decreases in levels of travel, leisure and consumer spending;

•	continued high unemployment;

•	fluctuations in occupancy rates and average daily room rates;

•	conditions precedent to funding under our credit facilities;

•	continued compliance with all provisions in our credit agreements;

•	competition in the casino/hotel and resort industries and actions taken by our competitors;

•	new development and construction activities of competitors;

•	our dependence on Stephen A. Wynn and existing management;

•	our dependence on Wynn Las Vegas for all of our cash flow;

•	leverage and debt service (including sensitivity to fluctuations in interest rates);

•	changes in federal or state tax laws or the administration of such laws;

•	changes in gaming laws or regulations (including the legalization of gaming in certain jurisdictions);

•	approvals under applicable jurisdictional laws and regulations (including gaming laws and regulations);

•	the impact that an outbreak of an infectious disease or the impact of a natural disaster may have on the travel and leisure industry;

•	the consequences of the military conflicts in the Middle East and any future security alerts and/or terrorist attacks; and

•	pending or future legal proceedings.

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

•

Approximately 99,770 square feet of high-end, brand-name retail shopping, including stores and boutiques by Alexander McQueen, Brioni, Cartier, Chanel, Dior, Graff, Hermes, Loro Piana, Louis Vuitton, Manolo Blahnik, Oscar de la Renta, Vertu and others;

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

We recorded a net loss for the quarter ended March 31, 2012 of $35.4 million, compared to net income of $0.4 million recorded for the quarter ended March 31, 2011. This decrease was primarily a result of decreased departmental profits, especially in the casino department ($31 million) where we experienced higher than normal hold in the prior year quarter. We also recorded a loss on retirement of debt of $4.8 million for the quarter related to an amendment of our bank credit facilities. See below for a more detailed discussion regarding our results.

Certain key operating statistics specific to the gaming industry are included in our discussions of the Company’s operational performance for the periods in which a condensed consolidated statement of comprehensive income (loss) is presented. Below are definitions of the statistics discussed:

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

Financial results for the three months ended March 31, 2012 compared to the three months ended March 31, 2011.

Revenues

Net revenues for the three months ended March 31, 2012, are composed of $157.7 million in casino revenues (43.4% of total net revenues) and $205.4 million of net non-casino revenues (56.6% of total net revenues). Net revenues for the three months ended March 31, 2011, were comprised of $194.2 million in casino revenues (49.2% of total net revenues) and $200.8 million of net non-casino revenues (50.8% of total net revenues).

Casino revenues are comprised of the net win from our table games and slot machine operations. We experienced a decrease in casino revenues of $36.5 million (18.8%) to $157.7 million for the three months ended March 31, 2012, compared to $194.2 million for the three months ended March 31, 2011, due a decrease in our average table games win percentage. Our average table games win percentage (before discounts) for the three months ended March 31, 2012, was 22.8%, which was within the expected range of 21% to 24%; however this was significantly lower than the 30.4% experienced in the prior year quarter. Drop increased 3.2% during the three months ended March 31, 2012, compared to the prior year. Slot machine handle increased slightly compared to the prior year quarter; however slot machine win decreased slightly as a result of hold.

For the three months ended March 31, 2012, room revenues were approximately $87.4 million, which represents a $0.6 million (1%) decrease over the $88 million generated in the three months ended March 31, 2011. We experienced an increase in ADR during the three months ended March 31, 2012, compared to the three months ended March 31, 2011, and a decrease in occupancy rate of 8.6 percentage points. ADR has increased as we adjusted rates in an effort to attract customers who would take advantage of all aspects of our resort. See the table below for key operating measures related to our room revenue.

	Three Months Ended March 31,
	2012	2011
Average Daily Rate	$255	$240
Occupancy	79.3%	87.9%
REVPAR	$202	$211

Other non-gaming revenues for the three months ended March 31, 2012, which included food and beverage revenues of $108.9 million, retail revenues of $20.1 million, entertainment revenues of $21.1 million, and other revenues from outlets, including the spa and salon, of $15.1 million improved over the prior year period. Other non-casino revenues for the three months ended March 31, 2010, included: food and beverage revenues of $106.1 million, retail revenues of $20 million, entertainment revenues of $20.7 million, and other revenues from outlets such as the spa and salon, of $14.7 million. Food and beverage revenues increased primarily due to business in our nightclubs. Entertainment revenues increased over the prior year quarter primarily due to increased revenue from Garth Brooks who performs in the Encore Theater and “Le Rêve–The Dream,” a water-based theatrical production, offset by a loss of revenues from the Sinatra “Dance with Me” show, which ended its run on April 23, 2011.

Departmental, Administrative and Other Expenses

During the three months ended March 31, 2012, departmental expenses included casino expenses of $78.9 million, room expense of $29.2 million, food and beverage expenses of $65.3 million, and entertainment, retail and other expenses of $37.1 million. Also included are general and administrative expenses of $55.2 million and $4.4 million charged as a provision for doubtful accounts receivable. During the three months ended March 31, 2011, departmental expenses included casino expense of $84.5 million, room expense of $29.8 million, food and beverage expense of $61.1 million, and entertainment, retail and other expense of $37.7 million. Also included are general and administrative expenses of approximately $54.3 million and approximately $4.8 million charged as a provision for doubtful accounts receivable.

Management fees

Since opening Wynn Las Vegas, management fees payable to Wynn Resorts for certain corporate management services have been charged and accrued at a rate equal to 1.5% of net revenues. These fees will be paid upon meeting certain leverage ratios and satisfying certain other criteria set forth in our credit facilities and the first mortgage notes indentures. Management fees were $5.5 million for the quarter ended March 31, 2012, compared to $5.9 million for the quarter ended March 31, 2011.

Depreciation and amortization

Depreciation and amortization for the three months ended March 31, 2012 was $63.4 million compared to $65.8 million for the three months ended March 31, 2011.

Property charges and other

Property charges and other for the three months ended March 31, 2012, were $3.7 million compared to approximately $2 million for the three months ended March 31, 2011. Property charges and other for the three months ended March 31, 2012 and 2011, related to miscellaneous renovations and abandonments at our resort complex.

In response to our evaluation of our resort complex and the reactions of our guests, we continue to make enhancements. The costs relating to assets retired as a result of these enhancement and remodel efforts will be expensed as property charges.

Other non-operating costs and expenses

Interest expense was $52.1 million for the three months ended March 31, 2012, compared to $50.3 million for the three months ended March 31, 2011. No interest was capitalized during either period. Interest expense increased approximately $1.8 million primarily due to the issuance of the $900 million 5 3/8% first mortgage notes in March 2012, offset by the reduction of $370.9 million in term loan borrowings as described in Note 6 to our Condensed Consolidated Financial Statements.

Changes in the fair value of our interest rate swaps are recorded as an increase (or decrease) in swap fair value in each period. We recorded a gain of approximately $1 million for the three months ended March 31, 2012, resulting from the increase in the fair value of our interest rate swap from December 31, 2011 to March 31, 2012. We recorded a gain of approximately $1.3 million for the three months ended March 31, 2011, resulting from the decrease in the fair value of our interest rate swap from December 31, 2010 to March 31, 2011.

On March 12, 2012, we entered into an eighth amendment to our Amended and Restated Credit Agreement (the “Wynn Las Vegas Credit Agreement”). In connection with this amendment we prepaid all term loans under the Wynn Las Vegas Credit Agreement, terminated all of our revolving credit commitments that were due to expire in 2013, and terminated all but $100 million of our revolving credit commitments expiring in 2015. In connection with this transaction, we expensed deferred financing fees of $4.8 million.

Liquidity and Capital Resources

Cash Flow from Operations

Our operating cash flows primarily consist of our operating income generated by our resort complex (excluding depreciation and other non-cash charges), interest paid, and changes in working capital accounts such as receivables, inventories, prepaid expenses, and payables. Our table games play is a mix of cash play and credit play, while our slot machine play is conducted primarily on a cash basis. A significant portion of our table games revenue is attributable to the play of a limited number of premium international customers that gamble on credit. The ability to collect these gaming receivables may impact our operating cash flow for the period. Our rooms, food and beverage, and entertainment, retail, and other revenue is conducted primarily on a cash basis or as a trade receivable. Accordingly, operating cash flows will be impacted by changes in operating income and accounts receivables.

Net cash provided by operations for the three months ended March 31, 2012, was $31.7 million compared to $44 million provided by operations for the three months ended March 31, 2011. This decrease is primarily due to the decrease in operating income as a result of decreased casino department profitability offset by beneficial changes in working capital, especially accounts receivable.

Capital Resources

At March 31, 2012, we had $740.6 million of cash and cash equivalents available for use without restriction, including for operations, debt service and retirement, new development activities, enhancements to Wynn Las Vegas and general corporate purposes. Our cash balance increased as a result of the issuance of the $900 million first mortgage notes in March 2012. We require a certain amount of cash on hand for operations. We anticipate such funds, together with any additional borrowings and cash generated from operations will satisfy our liquidity needs during 2012. As of March 31, 2012, we had $84.2 million available to draw under our Wynn Las Vegas credit facilities. Except for scheduled quarterly payments on one note payable, we have no debt maturities until July 2017.

Investing Activities

Capital expenditures were approximately $15.1 million for the three months ended March 31, 2012, and related primarily to general property maintenance. Capital expenditures were approximately $22 million for the three months ended March 31, 2011 and related primarily to the room and suite remodel that began in 2010.

Financing Activities

On March 12, 2012, Wynn Las Vegas, LLC and Wynn Las Vegas Capital Corp. (together the “Issuers”) issued $900 million aggregate principal amount of 5 3/8% First Mortgage Notes due 2022 (the “2022 Notes”) pursuant to an Indenture, dated as of March 12, 2012 (the “2022 Indenture). A portion of the proceeds were used to repay all amounts outstanding under our term loan facilities.

The 2022 Notes will mature on March 15, 2022 and bear interest at the rate of 5 3/8% per annum. The Issuers may redeem all or a portion of the 2022 Notes at any time on or after March 15, 2017, at a premium decreasing ratably to zero, plus accrued and unpaid interest. In addition, prior to March 15, 2015, the Issuers may redeem up to 35% of the aggregate principal amount of the 2022 Notes with the net proceeds of one or more qualified equity contributions made to the Issuers by their parent, Wynn Resorts, Limited. The 2022 Notes are also subject to mandatory redemption requirements imposed by gaming laws and regulations of gaming authorities in Nevada.

The 2022 Notes are the Issuers’ senior secured obligations and rank pari passu in right of payment with borrowings under the Company’s credit facilities and the Issuers’ outstanding 7 7/8% First Mortgage Notes due 2017 (the “2017 Notes”), the 7 7/8% First Mortgage Notes due 2020 (“7 7/8% 2020 Notes”) and the 7 3/4% First Mortgage Notes due 2020 (the “7 3/4% 2020 Notes” and, together with the 2017 Notes and the 7 7/8% 2020 Notes, the “Existing Notes”). The 2022 Notes are secured on an equal and ratable basis (with certain exceptions) by a first priority lien on substantially all of the Issuers’ existing and future assets, and, subject to gaming approval, a first priority pledge of our equity interests, all of which is the same collateral that secures borrowings under the our credit facilities and the Existing Notes. The first priority lien securing the 2022 Notes may be released in whole, or in part, under certain circumstances without the consent of the holders of the 2022 Notes.

The 2022 Notes are jointly and severally guaranteed by all of the Issuers’ subsidiaries except Wynn Completion Guarantor, LLC (the “Guarantors”). The guarantees of the 2022 Notes are secured on an equal and ratable basis by a first priority lien on substantially all of the Guarantors’ assets, the same collateral that secures the guarantees under our credit facilities and the Existing Notes.

The 2022 Indenture contains covenants limiting the Issuers’ and the Issuers’ restricted subsidiaries’ ability to: pay dividends or distributions or repurchase equity; incur additional debt; make investments; create liens on assets to secure debt; enter into transactions with affiliates; issue stock of, or member’s interests in, subsidiaries; enter into sale-leaseback transactions; engage in other businesses; merge or consolidate with another company; transfer and sell assets; issue disqualified stock; create dividend and other payment restrictions affecting subsidiaries; and designate restricted and unrestricted subsidiaries. These covenants are subject to a number of important and significant limitations, qualifications and exceptions.

On March 12, 2012, we entered into an eighth amendment (“Amendment No. 8”) to our Amended and Restated Credit Agreement (the “Wynn Las Vegas Credit Agreement”). Amendment No. 8 amends the Wynn Las Vegas Credit Agreement to, among other things, permit the issuance of the 2022 Notes. Concurrently with the issuance of the 2022 Notes, we prepaid all term loans under the Wynn Las Vegas Credit Agreement, terminated all of our revolving credit commitments that were due to expire in 2013, and terminated all but $100 million of our revolving credit commitments expiring in 2015. In connection with this transaction, we expensed deferred financing fees of $4.8 million.

As of March 31, 2012, no amounts had been borrowed under the Wynn Las Vegas Credit Agreement. We had $15.8 million of outstanding letters of credit that reduce availability for borrowing under the Wynn Las Vegas Credit Agreement. We had availability of $84.2 million under the Wynn Las Vegas Credit Agreement as of March 31, 2012.

Contractual Obligations and Off-Balance Sheet Arrangements

As noted above, during the three months ended March 31, 2012, we issued the 2022 Notes, repaid all amounts outstanding under the term loan facilities totaling $370.9 million and reduced our revolving facilities to

$100 million. There have been no other material changes during the quarter to our contractual obligations or off-balance sheet arrangements as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

Other Liquidity Matters

We are restricted under the indentures governing the Existing Notes and the 2022 Notes from making certain “restricted payments” as defined in the indentures. These restricted payments include the payments of dividends or distributions to any direct or indirect holders of equity interests of Wynn Las Vegas, LLC. These restricted payments may not be made until certain other financial and non-financial criteria have been satisfied. In addition, the Wynn Las Vegas Credit Agreement contains similar restrictions.

We intend to fund our operations and capital requirements from cash on hand, operating cash flow and availability under our credit facilities. We cannot be sure that we will generate sufficient cash flow from operations or that future borrowings that are available to us, if any, will be sufficient to enable us to service and repay our indebtedness and to fund our other liquidity needs. We cannot be sure that we will be able to refinance any of our indebtedness on acceptable terms or at all.

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

Critical Accounting Policies and Estimates

A description of our critical accounting policies is included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2011. There have been no material changes to these policies for the three months ended March 31, 2012.

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

Interest Rate Swaps

As of March 31, 2012, we have one interest rate swap agreement to hedge a portion of the underlying interest rate risk on borrowings under the Wynn Las Vegas Credit Agreement. Under this swap agreement, we pay a fixed interest rate of 2.485% on borrowings of $250 million incurred under the Wynn Las Vegas Credit Agreement in exchange for receipts on the same amount at a variable interest rate based on the applicable LIBOR at the time of payment. This interest rate swap fixes the interest rate on $250 million of borrowings under the Wynn Las Vegas Credit Agreement at approximately 5.485%. This interest rate swap agreement matures in November 2012. Changes in the fair value of this interest rate swap have and will continue to be recorded as an increase/ (decrease) in swap fair value in our Condensed Consolidated Statements of Operations as the swap does not qualify for hedge accounting.

As of March 31, 2012, our interest rate swap had an approximate liability fair value of $3.7 million and is included in other accrued liabilities in the accompanying Condensed Consolidated Balance Sheets. The fair value approximates the amount we would have paid if this contract had settled at the valuation date. Fair value is estimated based upon current, and predictions of future, interest rate levels along a yield curve, the remaining duration of the instruments and other market conditions, and therefore, is subject to significant estimation and a high degree of variability of fluctuation between periods.

Interest Rate Sensitivity

As of March 31, 2012, our long-term debt was essentially based on fixed rates, including the notional amount of our swap.

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

Part II—OTHER INFORMATION

Item 1A. Risk Factors

A description of our risk factors can be found in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011. There were no material changes to those risk factors during the three months ended March 31, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Restrictions imposed by our debt instruments significantly restrict us, subject to certain exceptions for payment of allocable corporate overhead, from declaring or paying dividends or distributions. Specifically, we are restricted under the indentures governing the Existing Notes and the 2022 Notes from making certain “restricted payments” as defined therein. These restricted payments include the payment of dividends or distributions to any direct or indirect holders of our membership interests. These restricted payments may not be made until certain other financial and non-financial criteria have been satisfied. In addition, our credit facilities contain similar restrictions.

Item 6. Exhibits

(a) Exhibits

EXHIBIT INDEX

Exhibit No.	Description

3.1	Second Amended and Restated Articles of Organization of Wynn Las Vegas, LLC. (1)

3.2	Second Amended and Restated Operating Agreement of Wynn Las Vegas, LLC. (1)

10.1	Indenture, dated as of March 12, 2012, by and among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., the Guarantors set forth therein and U.S. Bank National Association, as trustee. (2)

10.2	Eighth Amendment to Amended and Restated Credit Agreement dated as of March 12, 2012 among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., Wynn Show Performers, LLC, Wynn Golf, LLC, Wynn Sunrise, LLC, World Travel, LLC, Kevyn, LLC, Las Vegas Jet, LLC, Wynn Resorts Holdings, LLC, Wynn Completion Guarantor, LLC and Deutsche Bank Trust Company Americas, as Administrative Agent on behalf of the several banks and other financial institutions or entities from time to time party to Wynn Las Vegas, LLC’s Amended and Restated Credit Agreement, dated as of August 15, 2006. (2)

10.3	Sixth Amendment to Amended and Restated Master Disbursement Agreement, dated March 12, 2012, by and among Wynn Las Vegas, LLC, Deutsche Bank Trust Company Americas, as the Bank Agent, and Deutsche Bank Trust Company Americas, as the Disbursement Agent. (2)

10.4	Registration Rights Agreement, dated as of March 12, 2012, by and among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp, Wynn Show Performers, LLC, Wynn Golf, LLC, Las Vegas Jet, LLC, World Travel, LLC, Wynn Sunrise, LLC, Kevyn, LLC, Deutsche Bank Securities Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities LLC.(2)

*31.1	Certification of Principal Executive Officer of Periodic Report Pursuant to Rule 13a – 14(a) and Rule 15d – 14(a).

*31.2	Certification of Principal Financial Officer of Periodic Report Pursuant to Rule 13a – 14(a) and Rule 15d – 14(a).

*32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350.

*101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2012, filed with the SEC on May 10, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Comprehensive Income (loss) for the three months ended March 31, 2012 and 2011, (ii) the Condensed Consolidated Balance Sheets at March 31, 2012 and December 31, 2011, (iii) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011, and (iv) Notes to Condensed Consolidated Financial Statements.**

*	Filed herewith
**	Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be not filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.

(1)	Previously filed with the Registration Statement on Form S-4 filed by the Registrant on April 13, 2005 (File No. 333-124052) and incorporated herein by reference.

(2)	Previously filed with the Form 8-K filed by the Registrant on March 13, 2012 and incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WYNN LAS VEGAS, LLC
Dated: May 10, 2012	By:	/s/ SCOTT PETERSON
Scott Peterson
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)