Form 10-Q
period 2012-06-30
WYNN LAS VEGAS LLC
filed 2012-08-09
CIK 1180638

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Wynn Resorts Holdings, LLC owns all of the membership interests of the Registrant as of August 9, 2012.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

Part I—FINANCIAL INFORMATION

Item 1. Financial Statements

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands)

(unaudited)

	June 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$771,928	$201,399
Receivables, net	139,350	140,229
Inventories	45,990	48,907
Prepaid expenses and other	24,146	23,052

Total current assets	981,414	413,587
Property and equipment, net	3,419,780	3,529,376
Intangible assets, net	9,697	10,733
Deferred financing costs, net	44,944	41,256
Deposits and other assets	32,371	36,470
Investment in unconsolidated affiliates	3,825	3,976

Total assets	$4,492,031	$4,035,398

LIABILITIES AND MEMBER’S EQUITY
Current liabilities:
Current portion of long-term debt	$1,050	$89,425
Accounts payable	32,308	29,535
Accrued interest	64,848	50,086
Accrued compensation and benefits	49,638	43,468
Gaming taxes payable	11,148	11,376
Other accrued liabilities	20,849	23,769
Customer deposits	87,878	104,204
Due to affiliates, net	39,304	41,064

Total current liabilities	307,023	392,927
Long-term debt	3,125,412	2,507,921
Due to affiliates, net	134,667	124,027
Other	553	216

Total liabilities	3,567,655	3,025,091

Commitments and contingencies (Note 10)

Member’s equity:
Contributed capital	1,983,560	1,980,861
Accumulated deficit	(1,059,184)	(970,554)

Total member’s equity	924,376	1,010,307

Total liabilities and member’s equity	$4,492,031	$4,035,398

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE LOSS

(amounts in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Operating revenues:
Casino	$98,572	$158,270	$256,265	$352,515
Rooms	96,169	91,055	183,543	179,011
Food and beverage	138,373	125,994	247,319	232,134
Entertainment, retail and other	56,335	58,689	112,650	114,086

Gross revenues	389,449	434,008	799,777	877,746
Less: promotional allowances	(43,732)	(42,994)	(90,913)	(91,695)

Net revenues	345,717	391,014	708,864	786,051

Operating costs and expenses:
Casino	67,326	69,712	146,256	154,184
Rooms	32,615	31,225	61,840	61,023
Food and beverage	79,699	70,399	145,024	131,507
Entertainment, retail and other	34,456	36,903	71,530	74,588
General and administrative	58,289	55,714	113,506	110,008
Provision for doubtful accounts	(345)	3,772	4,018	8,524
Management fees	5,189	5,867	10,640	11,795
Depreciation and amortization	62,776	66,253	126,194	132,049
Property charges and other	2,174	2,560	5,892	4,590

Total operating costs and expenses	342,179	342,405	684,900	688,268

Operating income	3,538	48,609	23,964	97,783

Other income (expense):
Interest income and other	359	66	396	139
Interest expense	(58,493)	(50,317)	(110,640)	(100,627)
Increase in swap fair value	1,291	27	2,260	1,368
Loss on retirement of debt	—	—	(4,828)	—
Equity in income from unconsolidated affiliates	105	98	218	254

Other income (expense), net	(56,738)	(50,126)	(112,594)	(98,866)

Net loss	(53,200)	(1,517)	(88,630)	(1,083)
Other comprehensive income	—	—	—	—

Total comprehensive loss	$(53,200)	$(1,517)	$(88,630)	$(1,083)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(88,630)	$(1,083)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	126,194	132,049
Stock-based compensation	2,699	4,424
Amortization and write-off of deferred financing costs, and other	6,669	6,592
Equity in income of unconsolidated affiliates, net of distributions	151	136
Loss on retirement of debt	4,828	—
Provision for doubtful accounts	4,018	8,524
Property charges and other	5,042	2,701
Increase in swap fair value	(2,260)	(1,368)
Increase (decrease) in cash from changes in:
Receivables	(3,139)	(4,372)
Inventories and prepaid expenses and other	1,823	9,494
Accounts payable and accrued expenses	8,212	(13,882)
Due to affiliates, net	8,135	(5,592)

Net cash provided by operating activities	73,742	137,623

Cash flows from investing activities:
Capital expenditures, net of construction payables and retention	(23,439)	(34,758)
Purchase of other assets	(1,747)	(1,603)
Due to affiliates, net	6,863	5,432
Proceeds from sale of assets	313	54

Net cash used in investing activities	(18,010)	(30,875)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	900,000	—
Principal payments on long-term debt	(371,567)	(20,755)
Interest rate swap transactions	(2,368)	—
Payments of financing costs	(11,268)	(58)

Net cash provided by (used in) financing activities	514,797	(20,813)

Cash and cash equivalents:
Increase in cash and cash equivalents	570,529	85,935
Balance, beginning of period	201,399	52,540

Balance, end of period	$771,928	$138,475

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

Wynn Las Vegas Capital Corp. (“Wynn Capital”) is a wholly owned subsidiary of the Company incorporated on June 3, 2002, solely for the purpose of obtaining financing for Wynn Las Vegas. Wynn Capital is authorized to issue 2,000 shares of common stock, par value $0.01. At June 30, 2012, the Company owned the one share that was issued and outstanding. Wynn Capital has neither any significant net assets nor has had any operating activity. Its sole function is to serve as the co-issuer of the mortgage notes described below. Wynn Las Vegas, LLC and Wynn Capital together are hereinafter referred to as the “Issuers”.

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. The Company’s investment in the 50%-owned joint venture operating the Ferrari and Maserati automobile dealership inside Wynn Las Vegas is accounted for under the equity method. All significant intercompany accounts and transactions have been eliminated. Certain amounts in the consolidated financial statements for the previous periods have been reclassified to be consistent with the current period presentation. These reclassifications had no effect on the previously reported net loss.

The accompanying condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results for the interim periods have been made. The results for the three and six months ended June 30, 2012 are not necessarily indicative of results to be expected for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

2. Summary of Significant Accounting Policies

Accounts Receivable and Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of casino accounts receivable. The Company issues credit in the form of “markers” to approved casino customers following investigations of creditworthiness. As of June 30, 2012 and December 31, 2011, approximately 70% and 75% respectively, of the Company’s markers were due from customers residing in foreign countries, primarily in Asia. Business or economic conditions or other significant events in these countries could affect the collectibility of such receivables.

Accounts receivable, including casino and hotel receivables, are typically non-interest bearing and are initially recorded at cost. Accounts are written off when management deems them to be uncollectible. Recoveries of accounts previously written off are recorded when received. An allowance for doubtful accounts is maintained to reduce the Company’s receivables to their estimated carrying amount, which approximates fair value. The allowance is estimated based on specific review of customer accounts as well as management’s experience with collection trends in the casino industry and current economic and business conditions. During the quarter ended June 30, 2012, the Company recorded an adjustment to its reserve estimates for casino accounts receivable based on the results of historical collection patterns and current collection trends. This adjustment benefitted operating income and net loss by $9.6 million for the three and six months ended June 30, 2012. This change in estimate was the primary factor that resulted in a $0.3 million credit to the provision for doubtful accounts for the quarter ended June 30, 2012.

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

The retail value of accommodations, food and beverage, and other services furnished to guests without charge is included in gross revenue and then deducted as promotional allowances. The estimated cost of providing such promotional allowances is primarily included in casino expenses as follows (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Rooms	$8,603	$8,600	$17,588	$18,526
Food and beverage	13,775	13,262	29,189	29,079
Entertainment, retail and other	2,779	3,487	6,596	7,539

	$25,157	$25,349	$53,373	$55,144

Gaming Taxes

The Company is subject to taxes based on gross gaming revenues, subject to applicable adjustments. These gaming taxes are an assessment on the Company’s gaming revenues and are recorded as an expense within the “Casino” line item in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss. These taxes totaled $7.4 million and $11.3 million for the three months ended June 30, 2012 and 2011, respectively. For the six months ended June 30, 2012 and 2011, these taxes totaled $18.4 million and $25.1 million, respectively.

Advertising Costs

The Company expenses advertising costs the first time the advertising takes place and such costs are included in general and administrative expenses. Advertising costs totaled $5.8 million and $3.3 million, for the three months ended June 30, 2012 and 2011, respectively. Advertising costs totaled $9.7 million and $6.2 million, for the six months ended June 30, 2012 and 2011, respectively.

Stock-Based Compensation

The Company accounts for stock-based compensation related to equity shares of Wynn Resorts granted to its employees by recognizing the costs of the employee services received in exchange for the equity award instrument based on the grant date fair value of the awards over the service period. For the six months ended June 30, 2012 and 2011, the Company recorded $2.7 million and $4.4 million, respectively, in share based compensation with a corresponding credit to contributed capital.

3. Supplemental Disclosure of Cash Flow Information

Interest paid for the six months ended June 30, 2012 and 2011 totaled $92.4 million and $99.8 million, respectively. There was no interest capitalized during the six months ended June 30, 2012 or 2011.

During the six months ended June 30, 2012 and 2011, capital expenditures include a decrease of $6.2 million and $6.7 million respectively, in construction payables and retention recorded through amounts due to affiliates.

4. Receivables, net

Receivables, net consisted of the following (amounts in thousands):

	June 30, 2012	December 31, 2011
Casino	$156,414	$156,469
Hotel	17,225	19,738
Retail leases and other	20,443	20,799

	194,082	197,006
Less: allowance for doubtful accounts	(54,732)	(56,777)

	$139,350	$140,229

5. Property and Equipment, net

Property and equipment, net consisted of the following (amounts in thousands):

	June 30, 2012	December 31, 2011
Land and improvements	$718,953	$717,156
Buildings and improvements	2,622,449	2,617,523
Airplane	44,364	44,364
Furniture, fixtures and equipment	1,348,354	1,350,525
Construction in progress	4,228	6,368

	4,738,348	4,735,936
Less: accumulated depreciation	(1,318,568)	(1,206,560)

	$3,419,780	$3,529,376

6. Long-Term Debt

Long-term debt consisted of the following (amounts in thousands):

	June 30, 2012	December 31, 2011
7 7/8% First Mortgage Notes, due November 1, 2017, net of original issue discount of $7,993 at June 30, 2012 and $8,578 at December 31, 2011	$492,007	$491,422
7 7/8% First Mortgage Notes, due May 1, 2020, net of original issue discount of $2,205 at June 30, 2012 and $2,303 at December 31, 2011	349,805	349,707
7 3/4% First Mortgage Notes, due August 15, 2020	1,320,000	1,320,000
5 3/8% First Mortgage Notes, due March 15, 2022	900,000	—
Revolving Credit Facility, due July 15, 2013; interest at LIBOR plus 3.0%	—	—
Revolving Credit Facility, due July 17, 2015; interest at LIBOR plus 3.0%	—	—
Term Loan Facility, due August 15, 2013; interest at LIBOR plus 1.875%	—	40,262
Term Loan Facility, due August 17, 2015; interest at LIBOR plus 3.0%	—	330,605
$42 million Note Payable due April 1, 2017; interest at LIBOR plus 1.25%	34,650	35,350
Payable to Affiliate	30,000	30,000

	3,126,462	2,597,346
Current portion of long-term debt	(1,050)	(89,425)

	$3,125,412	$2,507,921

5 3/8% Wynn Las Vegas First Mortgage Notes

On March 12, 2012, the Issuers issued $900 million aggregate principal amount of 5 3/8% First Mortgage Notes due 2022 (the “2022 Notes”) pursuant to an Indenture, dated as of March 12, 2012 (the “2022” Indenture). A portion of the proceeds were used to repay all amounts outstanding under the Wynn Las Vegas term loan facilities.

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

The 2022 Notes are the Issuers’ senior secured obligations and rank pari passu in right of payment with borrowings under the Wynn Las Vegas credit facilities and the Issuers’ outstanding 7 7/8% First Mortgage Notes due 2017 (the “2017 Notes”), the 7 7/8% First Mortgage Notes due 2020 (“7 7/8% 2020 Notes”) and the 7 3/4% First Mortgage Notes due 2020 (the “7 3/4% 2020 Notes” and, together with the 2017 Notes and the 7 7/8% 2020 Notes, the “Existing Notes”). The 2022 Notes are secured on an equal and ratable basis (with certain exceptions) by a first priority lien on substantially all of the Issuers’ existing and future assets, and, subject to gaming approval, a first priority pledge of the Company’s equity interests, all of which is the same collateral that secures borrowings under the Wynn Las Vegas, LLC Credit Facilities and the Existing Notes. The first priority lien securing the 2022 Notes may be released in whole, or in part, under certain circumstances without the consent of the holders of the 2022 Notes, including if the liens on any such collateral are released either upon a termination of the credit facilities or otherwise.

The 2022 Notes are jointly and severally guaranteed by all of the Issuers’ subsidiaries except Wynn Completion Guarantor, LLC (the “Guarantors”). The guarantees of the 2022 Notes are secured on an equal and ratable basis by a first priority lien on substantially all of the Guarantors’ assets, the same collateral that secures the guarantees under the Company’s credit facilities and the Existing Notes. The guarantees of the 2022 Notes will be released if the guarantees of our credit facilities are released.

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

The 2022 Notes have not been registered under the Securities Act of 1933 or under any state securities laws. Therefore, the Issuers may not offer or sell the notes within the United States to, or for the account or benefit of, any United States person unless the offer or sale would qualify for a registration exemption from the Securities Act and applicable state securities laws.

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

As of June 30, 2012, no amounts had been borrowed under the Wynn Las Vegas Credit Agreement. Wynn Las Vegas, LLC had $15.8 million of outstanding letters of credit that reduce availability for borrowing under the Wynn Las Vegas Credit Agreement. Wynn Las Vegas, LLC had availability of $84.2 million under the Wynn Las Vegas Credit Agreement as of June 30, 2012.

Debt Covenant Compliance

As of June 30, 2012, management believes the Company was in compliance with all debt covenants.

Fair Value of Long-term Debt

The net book value of the Company’s outstanding first mortgage notes was approximately $3.1 billion and $2.2 billion at June 30, 2012 and December 31, 2011, respectively. The estimated fair value of the Company’s outstanding first mortgage notes, based upon the most recent trades (using level 2 inputs), was approximately $3.3 billion and $2.4 billion at June 30, 2012 and December 31, 2011, respectively. The net book value of the Company’s other debt instruments was approximately $34.7 million and $406.2 million at June 30, 2012 and December 31, 2011, respectively. The estimated fair value of the Company’s other debt instruments was approximately $34.7 million and $400 million at June 30, 2012 and December 31, 2011, respectively.

7. Interest Rate Swap

In June 2012, the Company terminated its only outstanding interest rate swap for a payment of $2.4 million. The Company had entered into floating-for-fixed interest rate swap arrangements in order to manage interest rate risk relating to certain of its debt facilities. These interest rate swap agreements modified the Company’s exposure to interest rate risk by converting a portion of the Company’s floating-rate debt to a fixed rate. These interest rate swaps essentially fixed the interest rate at the percentages noted below; however, changes in the fair value of the interest rate swaps for each reporting period have been recorded as an increase (decrease) in swap fair value in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss, as the interest rate swaps do not qualify for hedge accounting.

The Company measured the fair value of its interest rate swaps on a recurring basis pursuant to accounting standards for fair value measurements. These standards establish a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. The Company categorizes these interest rate swaps as Level 2.

The Company’s interest rate swap agreement intended to hedge a portion of the underlying interest rate risk on borrowings under the Wynn Las Vegas credit facilities. Under this swap agreement, the Company paid a fixed interest rate of 2.485% on borrowings of $250 million incurred under the Wynn Las Vegas credit facilities in exchange for receipts on the same amount at a variable interest rate based on the applicable LIBOR at the time of payment. This interest rate swap fixed the interest rate on $250 million of borrowings at approximately 5.485%. As of December 31, 2011, the fair value of this interest rate swap was a current liability of $4.6 million.

8. Related Party Transactions

Amounts Due to Affiliates, net

As of June 30, 2012, the Company’s current Due to affiliates was primarily comprised of construction payables of approximately $3.4 million, construction retention of approximately $0.6 million and other net amounts due to affiliates totaling $35.3 million (including corporate allocations discussed below). The long-term Due to affiliates is management fees of $134.7 million (equal to 1.5% of net revenues and payable upon meeting certain leverage ratios as specified in the documents governing the Company’s credit facilities and the first mortgage notes indentures).

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

Corporate Allocations

The accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss include allocations from Wynn Resorts for legal, accounting, human resources, information services, real estate, and other corporate support services. The corporate support service allocations have been determined on a basis that Wynn Resorts and the Company consider to be reasonable estimates of the utilization of service provided or the benefit received by the Company. Wynn Resorts maintains corporate offices at Wynn Las Vegas without charge from the Company. The Company settles these corporate allocation charges with Wynn Resorts on a periodic basis as discussed in “Amounts Due to Affiliates, net” above. For the three months ended June 30, 2012 and 2011, $7.1 million and $8 million, respectively, were charged to the Company for such corporate allocations. For the six months ended June 30, 2012 and 2011, $13.8 million and $14.4 million, respectively, were charged to the Company for such corporate allocations.

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

Villa Suite Lease

On March 18, 2010, Mr. Wynn and Wynn Las Vegas entered into an Amended and Restated Agreement of Lease (the “SW Lease”) for a villa suite to serve as Mr. Wynn’s personal residence. The SW Lease amends and restates a prior lease. The SW Lease was approved by the Audit Committee of the Board of Directors of the Company. The term of the SW Lease commenced as of March 1, 2010 and runs concurrent with Mr. Wynn’s employment agreement with the Company; provided that either party may terminate on 90 days notice. Pursuant to the SW Lease, the rental value of the villa suite is treated as imputed income to Mr. Wynn, and is equal to the fair market value of the accommodations provided. Effective March 1, 2010, and for the first two years of the term of the SW Lease, the rental value was $503,831 per year. Effective March 1, 2012, the rental value is $440,000 per year based on the current fair market value as established by the Audit Committee of the Company with the assistance of an independent third-party appraisal. The rental value for the villa suite will be re-determined every two years during the term of the lease by the Audit Committee, with the assistance of an independent third-party appraisal. Certain services for, and maintenance of, the villa suite, as well as minimal warehouse space are included in the rental.

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

9. Property Charges and Other

Property charges and other for the three months ended June 30, 2012 and 2011, were $2.2 million and $2.6 million, respectively. Property charges and other for the six months ended June 30, 2012 and 2011, were $5.9 million and $4.6 million, respectively. Property charges generally include costs related to the retirement of assets for remodels and asset abandonments. Property charges and other for the six months ended June 30, 2012 and 2011, related to miscellaneous renovations and abandonments at Wynn Las Vegas.

10. Commitments and Contingencies

Litigation

The Company and its affiliates are involved in litigation in addition to the actions noted below, arising in the normal course of business. In the opinion of management, such litigation will not have a material effect on the Company’s financial condition, results of operations or cash flows.

Matters Related to Wynn Resorts, Limited

Determination of Unsuitability and Redemption of Aruze USA, Inc. and Affiliates and Related Matters

On February 18, 2012, Wynn Resorts’ Gaming Compliance Committee concluded a year-long investigation after receiving an independent report by Freeh, Sporkin & Sullivan, LLP (the “Freeh Report”) detailing a pattern of misconduct by Aruze USA, Inc., at the time a stockholder of Wynn Resorts, Universal Entertainment Corporation, Aruze USA, Inc.’s parent company, and Kazuo Okada, the majority shareholder of Universal Entertainment Corporation, who is also a member of Wynn Resorts’ Board of Directors and was at the time a director of Wynn Macau, Limited. The factual record presented in the Freeh Report included evidence that Aruze USA, Inc., Universal Entertainment Corporation and Mr. Okada had provided valuable items to certain foreign gaming officials who were responsible for regulating gaming in a jurisdiction in which entities controlled by Mr. Okada were developing a gaming resort. Mr. Okada has denied the impropriety of such conduct to members of the Board of Directors of Wynn Resorts and Mr. Okada has refused to acknowledge or abide by Wynn Resorts’ anti-bribery policies.

Based on the Freeh Report, the Board of Directors of Wynn Resorts determined that Aruze USA, Inc., Universal Entertainment Corporation and Mr. Okada are “unsuitable” under Article VII of the Wynn Resorts articles of incorporation. The Board of Directors was unanimous (other than Mr. Okada) in its determination. The Board of Directors also requested that Mr. Okada resign as a director of Wynn Resorts and recommended that Mr. Okada be removed as a member of the board of directors of Wynn Macau, Limited. In addition, on February 18, 2012, Mr. Okada was removed from the board of directors of Wynn Las Vegas Capital Corp., a wholly owned subsidiary of Wynn Resorts.

Based on the Board of Directors’ finding of “unsuitability,” on February 18, 2012, Wynn Resorts redeemed and canceled Aruze USA, Inc.’s 24,549,222 shares of Wynn Resorts’ common stock. Following a finding of “unsuitability,” Wynn Resorts’ articles of incorporation authorize redemption at “fair value” of the shares held by unsuitable persons. Wynn Resorts engaged an independent financial advisor to assist in the fair value calculation and concluded that a discount to the then current trading price was appropriate because of, among other things, restrictions on most of the shares held by Aruze USA, Inc. under the terms of the Stockholders Agreement (as defined below). Pursuant to the articles of incorporation, Wynn Resorts issued the Redemption Price Promissory Note to Aruze USA, Inc. in redemption of the shares. The Redemption Price Promissory Note has a principal amount of $1.94 billion, matures on February 18, 2022 and bears interest at the rate of 2% per annum, payable annually in arrears on each anniversary of the date of the Redemption Price Promissory Note. Wynn Resorts may, in its sole and absolute discretion, at any time and from time to time, and without penalty or premium, prepay the whole or any portion of the principal or interest due under the Redemption Price Promissory Note. In no instance shall any payment obligation under the Redemption Price Promissory Note be accelerated except in the sole and absolute discretion of Wynn Resorts or as specifically mandated by law. The indebtedness evidenced by the Redemption Price Promissory Note is and shall be subordinated in right of payment, to the extent and in the manner provided in the Redemption Price Promissory Note, to the prior payment in full of all existing and future obligations of Wynn Resorts or any of its affiliates in respect of indebtedness for borrowed money of any kind or nature.

On February 19, 2012, Wynn Resorts filed a complaint in the District Court of Clark County, Nevada against Mr. Okada, Aruze USA, Inc. and Universal Entertainment Corporation, companies controlled by Mr. Okada (the “Okada Parties”), alleging breaches of fiduciary duty and related claims. Wynn Resorts is seeking compensatory and special damages as well as a declaration that it acted lawfully and in full compliance with its articles of incorporation, bylaws and other governing documents. On March 12, 2012, Aruze USA, Inc. and Universal Entertainment Corporation removed the action to the United States District Court for the District of Nevada. On that same date, Aruze USA, Inc. and Universal Entertainment Corporation filed an answer denying the claims and a counterclaim that purports to assert claims against Wynn Resorts, each of the members of Wynn Resorts’ Board of Directors (other than Mr. Okada) and a senior executive of Wynn Resorts. Among other relief, the counterclaim seeks a declaration that the redemption of Aruze USA, Inc.’s shares was void, an injunction restoring Aruze USA, Inc.’s share ownership, damages in an unspecified amount and rescission of the Stockholders Agreement. Wynn Resorts’ claim of February 19, 2012, was removed to federal court by the Okada Parties. On March 29, 2012, Wynn Resorts filed a motion to remand the action to state court and to request an extension to answer. The motion to remand was granted and Wynn Resorts’ request for related attorneys’ fees is fully briefed and pending. When the Court rules on the pending fee motion, the case will be sent back to the state court, which has determined that this action will be coordinated with Mr. Okada’s inspection action (discussed below). The Okada Parties have filed a notice of intent to commence a separate federal securities action for the securities counterclaims previously asserted.

On June 19, 2012, Elaine Wynn responded to Aruze USA’s Counterclaim and asserted a cross claim against Steve Wynn and Kazuo Okada seeking a declaration that (1) any and all of Elaine Wynn’s duties under the January 2010 Stockholders Agreement (the “Stockholders Agreement”) by and among Aruze USA, Steve Wynn, and Elaine Wynn be discharged; (2) the Stockholders Agreement is subject to rescission and is rescinded; (3) the Stockholders Agreement is an unreasonable restraint on alienation in violation of public policy; and/or (4) the restrictions on sale of shares shall be construed as inapplicable to Elaine Wynn. By agreement of the parties, Mr. Wynn’s response to the cross claim is due within 14 days once the final order of remand is entered. The indentures for the Wynn Las Vegas, LLC 2022 Notes and Existing Notes (the “Indentures”) and the Credit Agreement provide that if Steve Wynn, together with certain related parties, in the aggregate beneficially owns a lesser percentage of the outstanding common stock of Wynn Resorts than are beneficially owned by any other person, a change of control will have occurred. If Elaine Wynn prevails in her cross claim, Steve Wynn would not beneficially own or control Elaine Wynn’s shares and a change in control may result under the Company’s debt documents. Under the Indentures, the occurrence of a change of control requires that the Company make an offer (unless the notes have been previously called for redemption) to each holder to repurchase all or any part of such holder’s Notes at a purchase price equal to 101% of the aggregate principal amount thereof plus accrued and unpaid interest on the Notes purchased, if any, to the date of repurchase. Under the Wynn Las Vegas Credit Agreement, the occurrence of these same events would constitute a change of control, which would be an event of default and would give the lenders the right to accelerate repayment, and would prevent Wynn Las Vegas from borrowing additional amounts. In addition, if more than $20,000,000 in borrowings are accelerated under the Credit Agreement, that would trigger an event of default under the Indentures.

On February 24, 2012, the board of directors of Wynn Macau, Limited removed Mr. Kazuo Okada from the board.

Wynn Resorts provided the Freeh Report to applicable regulators and law enforcement agencies and intends to cooperate with any related investigation that such regulators or agencies may undertake. The conduct of the Okada Parties and any resulting regulatory investigations could have adverse consequences to Wynn Resorts and its subsidiaries. A finding by regulatory authorities that Mr. Okada violated anti-corruption statutes and/or other laws or regulations applicable to persons affiliated with a gaming licensee on Wynn Resorts’ property and/or otherwise involved Wynn Resorts in criminal or civil violations could result in actions by regulatory authorities against Wynn Resorts. Relatedly, as described below the Salt Lake Regional Office of the U.S. Securities and Exchange Commission (“SEC”) has commenced an informal inquiry into, and other regulators could pursue separate investigations into, Wynn Resorts’ compliance with applicable laws arising from the allegations in the matters described above and in response to litigation filed by Mr. Okada suggesting improprieties in connection with Wynn Resorts’ donation to the University of Macau. While Wynn Resorts believes that it is in full compliance with all applicable laws, any such investigations could result in actions by regulators against Wynn Resorts.

Litigation Commenced by Kazuo Okada and Related Matters

On January 11, 2012, Mr. Okada commenced litigation in the District Court of Clark County, Nevada seeking to compel Wynn Resorts to produce information relating to a donation to the University of Macau, among other things.

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

On February 8, 2012, following Mr. Okada’s lawsuit, Wynn Resorts received a letter from the Salt Lake Regional Office of the SEC requesting that, in connection with an informal inquiry by the SEC, Wynn Resorts preserve information relating to the donation to the University of Macau, any donations by Wynn Resorts to any other educational charitable institutions, including the University of Macau Development Foundation, and Wynn Resorts’ casino or concession gaming licenses or renewals in Macau. Wynn Resorts is cooperating with the Salt Lake Regional Office staff and intends to fully comply with the SEC’s request.

At a hearing on February 9, 2012, the Nevada state court held that, as a director of Wynn Resorts, Mr. Okada had the right to make a reasonable inspection of Wynn Resorts’ corporate books and records. Following the hearing, Wynn Resorts released certain documents to Mr. Okada for his inspection. At a subsequent hearing on March 8, 2012, the court considered Mr. Okada’s request that Wynn Resorts’ Board of Directors make additional documents available to him, and ruled that Mr. Okada was entitled to inspect two additional pages of documents. Wynn Resorts promptly complied with the court’s ruling.

On May 25, 2012, Mr. Okada amended his petition to request inspection of additional records. The Nevada state court ordered Mr. Okada to file a supplemental brief addressing how his requests relate to his duties as a director of Wynn Resorts, and Wynn Resorts was to respond by filing a supplemental brief on the reasonableness of Mr. Okada’s requests. After Mr. Okada filed his supplemental brief, Wynn Resorts moved to depose Mr. Okada prior to having to file its supplemental brief. At a hearing on June 28, 2012, the state court ordered Mr. Okada to appear for a deposition in Las Vegas, Nevada. The parties are currently scheduling the deposition for a September 2012 date.

Related litigation

Six derivative actions have been commenced against Wynn Resorts and all members of its Board of Directors: four in the United States District Court, District of Nevada, and two in the Eighth Judicial District Court of Clark County, Nevada.

The four pending federal actions have been consolidated: (1) The Louisiana Municipal Police Employees’ Retirement System (“LMPERS”), (2) Maryanne Solak, (3) Excavators Union Local 731 Welfare Fund; and (4) Boilermakers Lodge No. 154 Retirement Fund.

The plaintiffs in the federal derivative actions filed a consolidated complaint on August 6, 2012, asserting claims for (1) breach of fiduciary duty; (2) waste of corporate assets; (3) injunctive relief; and (4) unjust enrichment. The claims are against all Wynn Resorts’ directors, including Mr. Okada. The federal derivative plaintiffs claim that the individual defendants breached their fiduciary duties and wasted assets by (a) failing to ensure Wynn Resorts’ officers and directors complied with federal and state laws and Wynn Resorts’ Code of Conduct; (b) voting to allow Wynn Resorts’ subsidiary to make the donation to the University of Macau; and (c) redeeming Aruze USA’s stock such that Wynn Resorts incurs the debt associated with the redemption. The federal plaintiffs seek unspecified compensatory damages, restitution in the form of disgorgement, reformation of corporate governance procedures, an injunction against all future payments related to the donation/pledge, and all fees (attorneys, accountants, and experts) and costs. Per the court’s July 5, 2012 Case Management Order, the parties are to confer regarding a deadline for Wynn Resorts and the directors to respond.

The two state court actions have also been consolidated: (1) IBEW Local 98 Pension Fund; and (2) Danny Hinson. Through a coordination of efforts by all parties, the directors and Wynn Resorts (a nominal defendant) have been served in all of the actions.

The plaintiffs in the state derivative actions filed a consolidated complaint on July 20, 2012 asserting claims for (1) breach of fiduciary duty; (2) abuse of control; (3) gross mismanagement; and (4) unjust enrichment. The claims are against all Wynn Resorts directors, including Okada, as well as Wynn Resorts’ Chief Financial Officer, who signs financial disclosures filed with the SEC. The state derivative plaintiffs claim that the individual defendants failed to disclose to its shareholders the investigation into, and the dispute with director Okada as well as the potential violations of the FCPA related to, the University of Macau Development Foundation donation. Plaintiffs seek monetary damages (compensatory and punitive), disgorgement, reformation of corporate governance procedures, an order directing Wynn Resorts to internally investigate the donation, as well as attorneys’ fees and costs. Wynn Resorts and individual defendants will respond to the consolidated complaint by August 31, 2012.

11. Consolidating Financial Information of Guarantors and Issuers

The following consolidating information relates to the Issuers of the First Mortgage Notes and their guarantor subsidiaries (World Travel, LLC; Las Vegas Jet, LLC; Wynn Show Performers, LLC; Wynn Golf, LLC; Kevyn, LLC; and Wynn Sunrise, LLC) and non-guarantor subsidiary (Wynn Completion Guarantor, LLC) as of June 30, 2012 and December 31, 2011, and for the three and six months ended June 30, 2012 and 2011.

The following condensed consolidating financial statements are presented in the provided form because: (i) the guarantor subsidiaries are wholly owned subsidiaries of Wynn Las Vegas, LLC (an issuer of the First Mortgage Notes), and (ii) the guarantee is joint and several, however the guarantee is not full and unconditional as the guarantees may be released under certain circumstances customary for such arrangements. If the Issuers fail to make a scheduled payment, the guarantor subsidiaries are obligated to make the scheduled payment immediately and, if it does not, any holder of the First Mortgage Notes may immediately bring suit directly against the guarantor subsidiaries for payment of all amounts due and payable.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION

AS OF JUNE 30, 2012

(amounts in thousands)

(unaudited)

	Issuers	Guarantor Subsidiaries	Nonguarantor Subsidiary	Eliminating Entries	Total
ASSETS
Current assets:
Cash and cash equivalents	$771,928	$—	$—	$—	$771,928
Receivables, net	139,350	—	—	—	139,350
Inventories	45,990	—	—	—	45,990
Prepaid expenses and other	24,096	50	—	—	24,146

Total current assets	981,364	50	—	—	981,414

Property and equipment, net	3,225,525	194,255	—	—	3,419,780
Intangible assets, net	3,553	6,144	—	—	9,697
Deferred financing costs, net	44,944	—	—	—	44,944
Deposits and other assets	31,398	—	—	973	32,371
Investment in unconsolidated affiliates	(24,223)	3,825	—	24,223	3,825

Total assets	$4,262,561	$204,274	$—	$25,196	$4,492,031

LIABILITIES AND MEMBER’S EQUITY
Current liabilities:
Current portion of long-term debt	$—	$1,050	$—	$—	$1,050
Accounts payable	32,308	—	—	—	32,308
Accrued interest	64,848	—	—	—	64,848
Accrued compensation and benefits	48,883	755	—	—	49,638
Gaming taxes payable	11,148	—	—	—	11,148
Other accrued liabilities	20,821	28	—	—	20,849
Customer deposits	87,878	—	—	—	87,878
Due to affiliates, net	(154,733)	200,950	(7,886)	973	39,304

Total current liabilities	111,153	202,783	(7,886)	973	307,023
Long-term debt	3,091,812	33,600	—	—	3,125,412
Due to affiliates, net	134,667	—	—	—	134,667
Other	553	—	—	—	553

Total liabilities	3,338,185	236,383	(7,886)	973	3,567,655

Commitments and contingencies

Member’s equity:
Contributed capital	1,983,560	12,530	—	(12,530)	1,983,560
Reatined earnings (deficit)	(1,059,184)	(44,639)	7,886	36,753	(1,059,184)

Total member’s equity	924,376	(32,109)	7,886	24,223	924,376

Total liabilities and member’s equity	$4,262,561	$204,274	$—	$25,196	$4,492,031

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION

AS OF DECEMBER 31, 2011

(amounts in thousands)

(unaudited)

	Issuers	Guarantor Subsidiaries	Nonguarantor Subsidiary	Eliminating Entries	Total
ASSETS
Current assets:
Cash and cash equivalents	$201,394	$—	$5	$—	$201,399
Receivables, net	140,229	—	—	—	140,229
Inventories	48,907	—	—	—	48,907
Prepaid expenses and other	22,870	182	—	—	23,052

Total current assets	413,400	182	5	—	413,587
Property and equipment, net	3,336,516	192,860	—	—	3,529,376
Intangible assets, net	4,589	6,144	—	—	10,733
Deferred financing costs, net	41,256	—	—	—	41,256
Deposits and other assets	35,913	—	—	557	36,470
Investment in unconsolidated affiliates	(22,717)	3,976	—	22,717	3,976

Total assets	$3,808,957	$203,162	$5	$23,274	$4,035,398

LIABILITIES AND MEMBER’S EQUITY
Current liabilities:
Current portion of long-term debt	$88,375	$1,050	$—	$—	$89,425
Accounts payable	29,535	—	—	—	29,535
Accrued interest	50,086	—	—	—	50,086
Accrued compensation and benefits	42,135	1,333	—	—	43,468
Gaming taxes payable	11,376	—	—	—	11,376
Other accrued liabilities	23,737	32	—	—	23,769
Customer deposits	104,204	—	—	—	104,204
Due to affiliates, net	(148,662)	197,050	(7,881)	557	41,064

Total current liabilities	200,786	199,465	(7,881)	557	392,927
Long-term debt	2,473,621	34,300	—	—	2,507,921
Due to affiliates, net	124,027	—	—	—	124,027
Other	216	—	—	—	216

Total liabilities	2,798,650	233,765	(7,881)	557	3,025,091

Commitments and contingencies

Member’s equity:
Contributed capital	1,980,861	12,530	—	(12,530)	1,980,861
Reatined earnings (deficit)	(970,554)	(43,133)	7,886	35,247	(970,554)

Total member’s equity	1,010,307	(30,603)	7,886	22,717	1,010,307

Total liabilities and member’s equity	$3,808,957	$203,162	$5	$23,274	$4,035,398

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

THREE MONTHS ENDED JUNE 30, 2012

(amounts in thousands)

(unaudited)

	Issuers	Guarantor Subsidiaries	Nonguarantor Subsidiary	Eliminating Entries	Total
Operating revenues:
Casino	$98,572	$—	$—	$—	$98,572
Rooms	96,169	—	—	—	96,169
Food and beverage	138,373	—	—	—	138,373
Entertainment, retail and other	56,440	—	—	(105)	56,335

Gross revenues	389,554	—	—	(105)	389,449
Less: promotional allowances	(43,732)	—	—	—	(43,732)

Net revenues	345,822	—	—	(105)	345,717

Operating costs and expenses:
Casino	67,326	—	—	—	67,326
Rooms	32,615	—	—	—	32,615
Food and beverage	79,699	—	—	—	79,699
Entertainment, retail and other	34,456	—	—	—	34,456
General and administrative	58,608	(214)	—	(105)	58,289
Provision for doubtful accounts	(345)	—	—	—	(345)
Management fees	5,189	—	—	—	5,189
Depreciation and amortization	61,831	945	—	—	62,776
Property charges and other	2,174	—	—	—	2,174

Total operating costs and expenses	341,553	731	—	(105)	342,179

Operating income (loss)	4,269	(731)	—	—	3,538

Other income (expense):
Interest income	359	—	—	—	359
Interest expense	(58,344)	(149)	—	—	(58,493)
Increase in swap fair value	1,291	—	—	—	1,291
Loss on retirement of debt	—	—	—	—	—
Equity in income (loss) from unconsolidated affiliates	(775)	105	—	775	105

Other income (expense), net	(57,469)	(44)	—	775	(56,738)

Net income (loss)/Comprehensive income (loss)	$(53,200)	$(775)	$—	$775	$(53,200)

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

THREE MONTHS ENDED JUNE 30, 2011

(amounts in thousands)

(unaudited)

	Issuers	Guarantor Subsidiaries	Nonguarantor Subsidiary	Eliminating Entries	Total
Operating revenues:
Casino	$158,270	$—	$—	$—	$158,270
Rooms	91,055	—	—	—	91,055
Food and beverage	125,994	—	—	—	125,994
Entertainment, retail and other	58,787	—	—	(98)	58,689

Gross revenues	434,106	—	—	(98)	434,008
Less: promotional allowances	(42,994)	—	—	—	(42,994)

Net revenues	391,112	—	—	(98)	391,014

Operating costs and expenses:
Casino	69,712	—	—	—	69,712
Rooms	31,225	—	—	—	31,225
Food and beverage	70,399	—	—	—	70,399
Entertainment, retail and other	36,903	—	—	—	36,903
General and administrative	56,008	(196)	—	(98)	55,714
Provision for doubtful accounts	3,772	—	—	—	3,772
Management fees	5,867	—	—	—	5,867
Depreciation and amortization	65,325	928	—	—	66,253
Property charges and other	2,560	—	—	—	2,560

Total operating costs and expenses	341,771	732	—	(98)	342,405

Operating income (loss)	49,341	(732)	—	—	48,609

Other income (expense):
Interest income	66	—	—	—	66
Interest expense	(50,166)	(151)	—	—	(50,317)
Increase in swap fair value	27	—	—	—	27
Loss on retirement of debt	—	—	—	—	—
Equity in income (loss) from unconsolidated affiliates	(785)	98	—	785	98

Other income (expense), net	(50,858)	(53)	—	785	(50,126)

Net income (loss)/Comprehensive income (loss)	$(1,517)	$(785)	$—	$785	$(1,517)

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

SIX MONTHS ENDED JUNE 30, 2012

(amounts in thousands)

(unaudited)

	Issuers	Guarantor Subsidiaries	Nonguarantor Subsidiary	Eliminating Entries	Total
Operating revenues:
Casino	$256,265	$—	$—	$—	$256,265
Rooms	183,543	—	—	—	183,543
Food and beverage	247,319	—	—	—	247,319
Entertainment, retail and other	112,868	—	—	(218)	112,650

Gross revenues	799,995	—	—	(218)	799,777
Less: promotional allowances	(90,913)	—	—	—	(90,913)

Net revenues	709,082	—	—	(218)	708,864

Operating costs and expenses:
Casino	146,256	—	—	—	146,256
Rooms	61,840	—	—	—	61,840
Food and beverage	145,024	—	—	—	145,024
Entertainment, retail and other	71,530	—	—	—	71,530
General and administrative	114,165	(441)	—	(218)	113,506
Provision for doubtful accounts	4,018	—	—	—	4,018
Management fees	10,640	—	—	—	10,640
Depreciation and amortization	124,333	1,861	—	—	126,194
Property charges and other	5,892	—	—	—	5,892

Total operating costs and expenses	683,698	1,420	—	(218)	684,900

Operating income (loss)	25,384	(1,420)	—	—	23,964

Other income (expense):
Interest income	396	—	—	—	396
Interest expense	(110,336)	(304)	—	—	(110,640)
Increase in swap fair value	2,260				2,260
Loss on retirement of debt	(4,828)				(4,828)
Equity in income (loss) from unconsolidated affiliates	(1,506)	218	—	1,506	218

Other income (expense), net	(114,014)	(86)	—	1,506	(112,594)

Net income (loss)/Comprehensive income (loss)	$(88,630)	$(1,506)	$—	$1,506	$(88,630)

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

SIX MONTHS ENDED JUNE 30, 2011

(amounts in thousands)

(unaudited)

	Issuers	Guarantor Subsidiaries	Nonguarantor Subsidiary	Eliminating Entries	Total
Operating revenues:
Casino	$352,515	$—	$—	$—	$352,515
Rooms	179,011	—	—	—	179,011
Food and beverage	232,134	—	—	—	232,134
Entertainment, retail and other	114,340	—	—	(254)	114,086

Gross revenues	878,000	—	—	(254)	877,746
Less: promotional allowances	(91,695)	—	—	—	(91,695)

Net revenues	786,305	—	—	(254)	786,051

Operating costs and expenses:
Casino	154,184	—	—	—	154,184
Rooms	61,023	—	—	—	61,023
Food and beverage	131,507	—	—	—	131,507
Entertainment, retail and other	74,588	—	—	—	74,588
General and administrative	110,594	(332)	—	(254)	110,008
Provision for doubtful accounts	8,524	—	—	—	8,524
Management fees	11,795	—	—	—	11,795
Depreciation and amortization	130,193	1,856	—	—	132,049
Property charges and other	4,590	—	—	—	4,590

Total operating costs and expenses	686,998	1,524	—	(254)	688,268

Operating income (loss)	99,307	(1,524)	—	—	97,783

Other income (expense):
Interest income	139	—	—	—	139
Interest expense	(100,327)	(300)	—	—	(100,627)
Increase in swap fair value	1,368				1,368
Loss on retirement of debt	—				—
Equity in income (loss) from unconsolidated affiliates	(1,570)	254	—	1,570	254

Other income (expense), net	(100,390)	(46)	—	1,570	(98,866)

Net income (loss)/Comprehensive income (loss)	$(1,083)	$(1,570)	$—	$1,570	$(1,083)

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS INFORMATION

SIX MONTHS ENDED JUNE 30, 2012

(amounts in thousands)

(unaudited)

	Issuers	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminating Entries	Total
Cash flows from operating activities:
Net income (loss)	$(88,630)	$(1,506)	$—	$1,506	$(88,630)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	124,333	1,861	—	—	126,194
Stock-based compensation	2,699	—	—	—	2,699
Loss from retirement of debt	4,828	—	—	—	4,828
Amortization and writeoff of deferred financing costs, and other	6,669	—	—	—	6,669
Equity in income (loss) from unconsolidated affiliates, net of distributions	1,506	151	—	(1,506)	151
Provision for doubtful accounts	4,018	—	—	—	4,018
Property charges and other	5,042	—	—	—	5,042
Increase in swap fair value	(2,260)	—	—	—	(2,260)
Increase (decrease) in cash from changes in:
Receivables	(3,139)	—	—	—	(3,139)
Inventories and prepaid expenses and other	1,691	132	—	—	1,823
Accounts payable, accrued expenses and other	8,794	(582)	—	—	8,212
Due to affiliates, net	8,837	(702)	—	—	8,135

Net cash provided by (used in) operating activities	74,388	(646)	—	—	73,742

Cash flows from investing activities:
Capital expenditures, net of construction payables and retention	(20,183)	(3,256)	—	—	(23,439)
Deposits and other assets	(1,747)	—	—	—	(1,747)
Due to affiliates, net	2,266	4,602	(5)	—	6,863
Proceeds from sale of assets	313	—	—	—	313

Net cash provided by (used in) investing activities	(19,351)	1,346	(5)	—	(18,010)

Cash flows from financing activities:
Principal payments on long-term debt	(370,867)	(700)	—	—	(371,567)
Proceeds from issuance of long-term debt	900,000	—	—	—	900,000
Interest rate swap transactions	(2,368)	—	—	—	(2,368)
Payments of financing costs	(11,268)	—	—	—	(11,268)

Net cash provided by (used in) financing activities	515,497	(700)	—	—	514,797

Cash and cash equivalents:
Increase (decrease) in cash and cash equivalents	570,534	—	(5)	—	570,529
Balance, beginning of period	201,394	—	5	—	201,399

Balance, end of period	$771,928	$—	$—	$—	$771,928

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS INFORMATION

SIX MONTHS ENDED JUNE 30, 2011

(amounts in thousands)

(unaudited)

	Issuers	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminating Entries	Total
Cash flows from operating activities:
Net income (loss)	$(1,083)	$(1,570)	$—	$1,570	$(1,083)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	130,193	1,856	—	—	132,049
Stock-based compensation	4,424	—	—	—	4,424
Amortization and writeoff of deferred financing costs and other	6,592	—	—	—	6,592
Equity in income (loss) from unconsolidated affiliates, net of distributions	1,570	136	—	(1,570)	136
Provision for doubtful accounts	8,524	—	—	—	8,524
Property charges and other	2,701	—	—	—	2,701
Increase in swap fair value	(1,368)	—	—	—	(1,368)
Increase (decrease) in cash from changes in:
Receivables	(4,372)	—	—	—	(4,372)
Inventories and prepaid expenses and other	9,081	413	—	—	9,494
Accounts payable, accrued expenses and other	(14,079)	197	—	—	(13,882)
Due to affiliates, net	(4,135)	(1,457)	—	—	(5,592)

Net cash provided by (used in) operating activities	138,048	(425)	—	—	137,623

Cash flows from investing activities:
Capital expenditures, net of construction payables and retention	(34,758)	—	—	—	(34,758)
Deposits and other assets	(1,603)	—	—	—	(1,603)
Due to affiliates, net	4,307	1,125	—	—	5,432
Proceeds from sale of assets	54	—	—	—	54

Net cash provided by (used in) investing activities	(32,000)	1,125	—	—	(30,875)

Cash flows from financing activities:
Principal payments on long-term debt	(20,055)	(700)	—	—	(20,755)
Proceeds from issuance of long-term debt	—	—	—	—	—
Payments of financing costs	(58)	—	—	—	(58)

Net cash used in financing activities	(20,113)	(700)	—	—	(20,813)

Cash and cash equivalents:
Increase in cash and cash equivalents	85,935	—	—	—	85,935
Balance, beginning of period	52,535	—	5	—	52,540

Balance, end of period	$138,470	$—	$5	$—	$138,475

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

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Certain information included in this Quarterly Report on Form 10-Q contains statements that are forward-looking, including, but not limited to, statements relating to our business strategy and development activities as well as other capital spending, financing sources, the effects of regulation (including gaming and tax regulations), expectations concerning future operations, margins, profitability and competition. Any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, in some cases you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “would,” “could,” “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “continue” or the negative of these terms or other comparable terminology. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by us. These risks and uncertainties include, but are not limited to:

•	adverse tourism trends given the current domestic and international economic conditions;

•	volatility and weakness in world-wide credit and financial markets and from governmental intervention in the financial markets;

•	general global macroeconomic conditions;

•	decreases in levels of travel, leisure and consumer spending;

•	continued high unemployment;

•	fluctuations in occupancy rates and average daily room rates;

•	continued compliance with all provisions in our credit agreements;

•	competition in the casino/hotel and resort industries and actions taken by our competitors;

•	new development and construction activities of competitors;

•	our dependence on Stephen A. Wynn and existing management;

•	our dependence on Wynn Las Vegas for all of our cash flow;

•	leverage and debt service (including sensitivity to fluctuations in interest rates);

•	changes in federal or state tax laws or the administration of such laws;

•	changes in gaming laws or regulations (including the legalization of gaming in certain jurisdictions);

•	approvals under applicable jurisdictional laws and regulations (including gaming laws and regulations);

•	cyber security risk including misappropriation of customer information or other breaches of information security;

•	the impact that an outbreak of an infectious disease or the impact of a natural disaster may have on the travel and leisure industry;

•	the consequences of the military conflicts in the Middle East and any future security alerts and/or terrorist attacks; and

•	pending or future legal proceedings.

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

•

Approximately 94,000 square feet of high-end, brand-name retail shopping, including stores and boutiques by Alexander McQueen, Brioni, Cartier, Chanel, Dior, Graff, Hermes, Loro Piana, Louis Vuitton, Manolo Blahnik, Oscar de la Renta, Vertu and others;

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

We recorded a net loss for the three months ended June 30, 2012 of $53.2 million, compared to a net loss of $1.5 million recorded for the three months ended June 30, 2011. This decrease was primarily a result of decreased departmental profits, especially in the casino department ($57.3 million) where we experienced lower than normal table games win and hold, significantly lower than that achieved in the prior year quarter. We also recorded a loss on retirement of debt of $4.8 million for the six months ended June 30, 2012 related to an amendment of our bank credit facilities. See below for a more detailed discussion regarding our results.

Certain key operating statistics specific to the gaming industry are included in our discussions of the Company’s operational performance for the periods in which a Condensed Consolidated Statement of Operations and Comprehensive Loss is presented. Below are definitions of the statistics discussed:

•	Table games win is the amount of drop that is retained and recorded as casino revenue.

•	Drop is the amount of cash and net markers issued that are deposited in a gaming table’s drop box.

•	Slot win is the amount of handle (representing the total amount wagered) that is retained and is recorded as casino revenue.

•

Average Daily Rate (“ADR”) is calculated by dividing total room revenue including the retail value of promotional allowances (less service charges, if any) by total rooms occupied including complimentary rooms.

•	Revenue per Available Room (“REVPAR”) is calculated by dividing total room revenue including the retail value of promotional allowances (less service charges, if any) by total rooms available.

•	Occupancy is calculated by dividing total occupied rooms including complimentary rooms by total rooms available.

Financial results for the three months ended June 30, 2012 compared to the three months ended June 30, 2011.

Revenues

Net revenues for the three months ended June 30, 2012, are composed of $98.6 million in casino revenues (28.5% of total net revenues) and $247.1 million of net non-casino revenues (71.5% of total net revenues). Net revenues for the three months ended June 30, 2011, were comprised of $158.3 million in casino revenues (40.5% of total net revenues) and $232.7 million of net non-casino revenues (59.5% of total net revenues).

Casino revenues are comprised of the net win from our table games and slot machine operations. We experienced a decrease in casino revenues of $59.7 million (37.7%) to $98.6 million for the three months ended June 30, 2012, compared to $158.3 million for the three months ended June 30, 2011, due to a significant decrease in our table games win percentage. Our table games win percentage (before discounts) for the three months ended June 30, 2012, was 15.0%, which was below the expected range of 21% to 24%; and was significantly lower than the 27.6% experienced in the prior year quarter. Drop increased $40.9 million (7.6%) to $575.6 million during the three months ended June 30, 2012, compared to $534.7 million in the prior year quarter. Slot machine handle increased $22.2 million (3.2%) to $707.8 million compared to $685.6 million in the prior year quarter; however slot machine win of $40.5 million was flat compared to the prior year quarter.

For the three months ended June 30, 2012, room revenues were $96.2 million, which represents a $5.1 million (5.6%) increase over the $91.1 million generated in the three months ended June 30, 2011. We experienced an increase in ADR during the three months ended June 30, 2012, compared to the three months ended June 30, 2011, and a decrease in occupancy rate of 1.6 percentage points. ADR has increased as we adjusted rates in an effort to attract customers who would take advantage of all aspects of our resort. See the table below for key operating measures related to our room revenue.

	Three Months Ended June 30,
	2012	2011
Average Daily Rate	$254	$240
Occupancy	87.6%	89.2%
REVPAR	$222	$214

Other non-gaming revenues for the three months ended June 30, 2012, included food and beverage revenues of $138.4 million, retail revenues of $21 million, entertainment revenues of $18.1 million, and other revenues from outlets, including the spa and salon, of $17.2 million. Other non-casino revenues for the three months ended June 30, 2011, included: food and beverage revenues of $126 million, retail revenues of $22.9 million, entertainment revenues of $19 million, and other revenues from outlets such as the spa and salon, of $16.8 million. Food and beverage revenues increased primarily due to business in our beach club and nightclubs. Retail revenues decreased as we reconfigured the Encore retail area and are in the process of rebranding several retail outlets. Entertainment revenues decreased over the prior year quarter primarily due to a loss of revenues from the Sinatra “Dance with Me” show, which ended its run on April 23, 2011.

Departmental, Administrative and Other Expenses

For the three months ended June 30, 2012, departmental expenses included casino expenses of $67.3 million, room expense of $32.6 million, food and beverage expenses of $79.7 million, and entertainment, retail and other expenses of $34.5 million. Also included are general and administrative expenses of $58.3 million and a $0.3 million credit taken to provision for doubtful accounts receivable. For the three months ended June 30, 2011, departmental expenses included casino expense of $69.7 million, room expense of $31.2 million, food and beverage expense of $70.4 million, and entertainment, retail and other expense of $36.9 million. Also included are general and administrative expenses of approximately $55.7 million and approximately $3.8 million charged as a provision for doubtful accounts receivable. Food and beverage expenses increased over prior year quarter primarily due to additional nightclub promotional costs. General and administrative expenses increased over the prior year quarter primarily due to higher advertising costs. During the quarter ended June 30, 2012, we recorded an adjustment to our reserve estimates for casino accounts receivable based on the results of historical collection patterns and current collection trends. This change in estimate was the primary factor that resulted in a $0.3 million credit to the provision for doubtful accounts for the quarter ended June 30, 2012.

Management fees

Since opening Wynn Las Vegas, management fees payable to Wynn Resorts for certain corporate management services have been charged and accrued at a rate equal to 1.5% of net revenues. These fees will be paid upon meeting certain leverage ratios and satisfying certain other criteria set forth in our credit facilities and the first mortgage notes indentures. Management fees were $5.2 million for the three months ended June 30, 2012, compared to $5.9 million for the three months ended June 30, 2011.

Depreciation and amortization

Depreciation and amortization for the three months ended June 30, 2012 was $62.8 million compared to $66.3 million for the three months ended June 30, 2011.

Property charges and other

Property charges and other for the three months ended June 30, 2012, were $2.2 million compared to $2.6 million for the three months ended June 30, 2011. Property charges and other for the three months ended June 30, 2012 and 2011, related to miscellaneous renovations and abandonments at our resort complex.

In response to our evaluation of our resort complex and the reactions of our guests, we continue to make enhancements. The costs relating to assets retired as a result of these enhancement and remodel efforts will be expensed as property charges.

Other non-operating costs and expenses

Interest expense was $58.5 million for the three months ended June 30, 2012, compared to $50.3 million for the three months ended June 30, 2011. No interest was capitalized during either period. Interest expense increased approximately $8.2 million primarily due to the issuance of the $900 million 5 3/8% first mortgage notes in March 2012, offset by the reduction of $370.9 million in term loan borrowings as described in Note 6 to our Condensed Consolidated Notes to Financial Statements.

Changes in the fair value of our interest rate swaps are recorded as an increase (decrease) in swap fair value in each period. We recorded a gain of approximately $1.3 million for the three months ended June 30, 2012, resulting from the increase in the fair value of our interest rate swap during this period. In June 2012, we terminated the interest rate swap for a payment of $2.4 million. We recorded a gain of $27,000 for the three months ended June 30, 2011, resulting from the increase in the fair value of our interest rate swap from March 31, 2011 to June 30, 2011.

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

Financial results for the six months ended June 30, 2012 compared to the six months ended June 30, 2011.

Revenues

Net revenues for the six months ended June 30, 2012, are composed of $256.3 million in casino revenues (36.2% of total net revenues) and $452.6 million of net non-casino revenues (63.8% of total net revenues). Net revenues for the six months ended June 30, 2011, were comprised of $352.5 million in casino revenues (44.8% of total net revenues) and $433.5 million of net non-casino revenues (55.2% of total net revenues).

Casino revenues are comprised of the net win from our table games and slot machine operations. We experienced a decrease in casino revenues of $96.2 million (27.3%) to $256.3 million for the six months ended June 30, 2012, compared to $352.5 million for the six months ended June 30, 2011, due to a decrease in our table games win percentage. Our table games win percentage (before discounts) for the six months ended June 30, 2012, was 19.2%, which was below the expected range of 21% to 24%; and was significantly lower than the 29.1% experienced in the prior year period. Drop increased $61.4 million (5.3%) to $1,230.1 million during the six months ended June 30, 2012, compared to $1,168.7 million in the prior year period. Slot machine handle increased $22.4 million (1.6%) to $1,426.7 million compared to $1,404.3 million in the prior year period; however slot machine win decreased $0.5 million (0.6%) to $83.5 million as a result of lower hold.

For the six months ended June 30, 2012, room revenues were $183.5 million, which represents a $4.5 million (2.5%) increase over the $179 million generated in the six months ended June 30, 2011. We experienced an increase in ADR during the six months ended June 30, 2012, compared to the six months ended June 30, 2011, and a decrease in occupancy rate of 5 percentage points. ADR has increased as we adjusted rates in an effort to attract customers who would take advantage of all aspects of our resort. See the table below for key operating measures related to our room revenue.

	Six Months Ended June 31,
	2012	2011
Average Daily Rate	$254	$240
Occupancy	83.5%	88.5%
REVPAR	$212	$212

Other non-gaming revenues for the six months ended June 30, 2012, included food and beverage revenues of $247.3 million, retail revenues of $41.2 million, entertainment revenues of $39.1 million, and other revenues from outlets, including the spa and salon, of $32.4 million. Other non-casino revenues for the six months ended June 30, 2011, included: food and beverage revenues of $232.1 million, retail revenues of $43 million, entertainment revenues of $39.7 million, and other revenues from outlets such as the spa and salon, of $31.4 million. Food and beverage revenues increased primarily due to business in our beach club and nightclubs. Entertainment revenues decreased over the prior year period primarily due to a loss of revenues from the Sinatra “Dance with Me” show, which ended its run on April 23, 2011.

Departmental, Administrative and Other Expenses

For the six months ended June 30, 2012, departmental expenses included casino expenses of $146.3 million, room expense of $61.8 million, food and beverage expenses of $145 million, and entertainment, retail and other expenses of $71.5 million. Also included are general and administrative expenses of $113.5 million and $4 million charged as a provision for doubtful accounts receivable. For the six months ended June 30, 2011, departmental expenses included casino expense of $154.2 million, room expense of $61 million, food and beverage expense of $131.5 million, and entertainment, retail and other expense of $74.6 million. Also included are general and administrative expenses of approximately $110 million and approximately $8.5 million charged as a provision for doubtful accounts receivable. Food and beverage expenses increased over the prior year period primarily due to additional nightclub promotional costs. General and administrative expenses increased over the prior year period primarily due to higher advertising costs. The provision for doubtful accounts decreased during the six months ended June 30, 2012 as we recorded an adjustment to our reserve estimates for casino accounts receivable based on the results of historical collection patterns and current collection trends.

Management fees

Since opening Wynn Las Vegas, management fees payable to Wynn Resorts for certain corporate management services have been charged and accrued at a rate equal to 1.5% of net revenues. These fees will be paid upon meeting certain leverage ratios and satisfying certain other criteria set forth in our credit facilities and the first mortgage notes indentures. Management fees were $10.6 million for the six months ended June 30, 2012, compared to $11.8 million for the six months ended June 30, 2011.

Depreciation and amortization

Depreciation and amortization for the six months ended June 30, 2012 was $126.2 million compared to $132 million for the six months ended June 30, 2011.

Property charges and other

Property charges and other for the six months ended June 30, 2012, were $5.9 million compared to $4.6 million for the six months ended June 30, 2011. Property charges and other for the six months ended June 30, 2012 and 2011, related to miscellaneous renovations and abandonments at our resort complex.

In response to our evaluation of our resort complex and the reactions of our guests, we continue to make enhancements. The costs relating to assets retired as a result of these enhancement and remodel efforts will be expensed as property charges.

Other non-operating costs and expenses

Interest expense was $110.6 million for the six months ended June 30, 2012, compared to $100.6 million for the six months ended June 30, 2011. No interest was capitalized during either period. Interest expense increased approximately $10 million primarily due to the issuance of the $900 million 5 3/8% first mortgage notes in March 2012, offset by the reduction of $370.9 million in term loan borrowings as described in Note 6 to our Condensed Consolidated Notes to Financial Statements.

Changes in the fair value of our interest rate swaps are recorded as an increase (decrease) in swap fair value in each period. We recorded a gain of approximately $2.3 million for the six months ended June 30, 2012, resulting from the increase in the fair value of our interest rate swap during this period. In June 2012, we terminated the interest rate swap for a payment of $2.4 million. We recorded a gain of approximately $1.4 million for the six months ended June 30, 2011, resulting from the increase in the fair value of our interest rate swap from December 31, 2010 to June 30, 2011.

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

Net cash provided by operations for the six months ended June 30, 2012, was $73.7 million compared to $137.6 million provided by operations for the six months ended June 30, 2011. This decrease is primarily due to the decrease in operating income as a result of decreased casino department profitability offset by beneficial changes in working capital.

Capital Resources

At June 30, 2012, we had $771.9 million of cash and cash equivalents available for use without restriction, including for operations, debt service and retirement, new development activities, enhancements to Wynn Las Vegas and general corporate purposes. Our cash balance increased as a result of the issuance of the $900 million first mortgage notes in March 2012. We require a certain amount of cash on hand for operations. We anticipate such funds, together with any additional borrowings and cash generated from operations will satisfy our liquidity needs during 2012. As of June 30, 2012, we had $84.2 million available to draw under our Wynn Las Vegas credit facilities. Except for scheduled quarterly payments on one note payable, we have no debt maturities until July 2017.

Investing Activities

Capital expenditures were approximately $23.2 million for the six months ended June 30, 2012, and related primarily to general property maintenance. Capital expenditures were approximately $34.8 million for the six months ended June 30, 2011 and related primarily to the room and suite remodel that began in 2010.

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

The 2022 Notes are the Issuers’ senior secured obligations and rank pari passu in right of payment with borrowings under the Company’s credit facilities (the “Wynn Las Vegas, LLC Credit Facilities”) and the Issuers’ outstanding 7 7/8% First Mortgage Notes due 2017 (the “2017 Notes”), the 7 7/8% First Mortgage Notes due 2020 (“7 7/8% 2020 Notes”) and the 7 3/4% First Mortgage Notes due 2020 (the “7 3/4% 2020 Notes” and, together with the 2017 Notes and the 7 7/8% 2020 Notes, the “Existing Notes”). The 2022 Notes are secured on an equal and ratable basis (with certain exceptions) by a first priority lien on substantially all of the Issuers’ existing and future assets, and, subject to gaming approval, a first priority pledge of our equity interests, all of which is the same collateral that secures borrowings under the Wynn Las Vegas, LLC Credit Facilities and the Existing Notes. The first priority lien securing the 2022 Notes may be released in whole, or in part, under certain circumstances without the consent of the holders of the 2022 Notes, including if the liens on any such collateral are released either upon a termination of the credit facilities or otherwise.

The 2022 Notes are jointly and severally guaranteed by all of the Issuers’ subsidiaries except Wynn Completion Guarantor, LLC (the “Guarantors”). The guarantees of the 2022 Notes are secured on an equal and ratable basis by a first priority lien on substantially all of the Guarantors’ assets, the same collateral that secures the guarantees under the Wynn Las Vegas, LLC Credit Facilities and the Existing Notes. The guarantees of the 2022 Notes will be released if the guarantees of our credit facilities are released.

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

As of June 30, 2012, no amounts had been borrowed under the Wynn Las Vegas Credit Agreement. We had $15.8 million of outstanding letters of credit that reduce availability for borrowing under the Wynn Las Vegas Credit Agreement. We had availability of $84.2 million under the Wynn Las Vegas Credit Agreement as of June 30, 2012.

Contractual Obligations and Off-Balance Sheet Arrangements

As noted above, in March 2012, we issued the 2022 Notes, repaid all amounts outstanding under the term loan facilities totaling $370.9 million and reduced our revolving facilities to $100 million. In June 2012, the Wynn Las Vegas interest rate swap was terminated as described herein. There have been no other material changes during the quarter to our contractual obligations or off-balance sheet arrangements as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

We intend to fund our operations and capital requirements from cash on hand, operating cash flow and availability under our credit facilities. We cannot be sure that we will generate sufficient cash flow from operations or that future borrowings that are available to us, if any, will be sufficient to enable us to service and repay our indebtedness and to fund our other liquidity needs. We cannot be sure that we will be able to refinance any of our indebtedness on acceptable terms or at all. Certain legal matters may also impact our liquidity. See Notes to Condensed Consolidated Financial Statements, Note 10 — “Commitments and Contingencies”.

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

Critical Accounting Policies and Estimates

A description of our critical accounting policies is included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2011. There have been no material changes to these policies for the six months ended June  30, 2012.

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

Interest Rate Swap

In June 2012, we terminated our only outstanding interest rate swap agreement for a payment of $2.4 million. This interest rate swap was intended to hedge a portion of the underlying interest rate risk on borrowings under the Wynn Las Vegas Credit Agreement. Under this swap agreement, we paid a fixed interest rate of 2.485% on borrowings of $250 million incurred under the Wynn Las Vegas Credit Agreement in exchange for receipts on the same amount at a variable interest rate based on the applicable LIBOR at the time of payment. This interest rate swap fixed the interest rate on $250 million of borrowings under the Wynn Las Vegas Credit Agreement at approximately 5.485%. Changes in the fair value of this interest rate swap prior to termination were recorded as an increase (decrease) in swap fair value in our Condensed Consolidated Statements of Operations and Comprehensive Loss as the swap did not qualify for hedge accounting.

Interest Rate Sensitivity

As of June 30, 2012 our long-term debt was essentially based on fixed rates, including the notional amount of our swap.

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

Part II—OTHER INFORMATION

Item 1A. Risk Factors

A description of our risk factors can be found in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011. Except as noted below, there were no material changes to those risk factors during the six months ended June 30, 2012.

Our information technology and other systems are subject to cyber security risk including misappropriation of customer information or other breaches of information security.

We rely on information technology and other systems to maintain and transmit customer financial information, credit card settlements, credit card funds transmissions, mailing lists and reservations information. In addition, our financial and recordkeeping processes are run from one central location at a secured off site Network Operations Center. We have substantially completed the implementation of industry best practice systems that are designed to meet all requirements of the Payment Card Industry standards for data protection, however, our information and processes are exposed to the ever-changing threat of compromised security, in the form of a risk of potential breach, system failure, computer virus, or unauthorized or fraudulent use by customers, company employees, or employees of third party vendors. The steps we take to deter and mitigate these risks may not be successful, and any resulting compromise or loss of data or systems could adversely impact operations or regulatory compliance and could result in remedial expenses, fines, litigation, and loss of reputation, potentially impacting our financial results.

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

Item 6. Exhibits

(a) Exhibits

EXHIBIT INDEX

Exhibit No.	Description

3.1	Second Amended and Restated Articles of Organization of Wynn Las Vegas, LLC. (1)

3.2	Second Amended and Restated Operating Agreement of Wynn Las Vegas, LLC. (1)

10.1	First Amendment to Amended and Restated Agreement of Lease, dated as of April 9, 2012, by and between Wynn Las Vegas, LLC and Stephen A. Wynn. (2)

*10.2	Employment Agreement, dated January 10, 2012, effective April 20, 2012, by and between Wynn Las Vegas, LLC and Scott Peterson.

*31.1	Certification of Principal Executive Officer of Periodic Report Pursuant to Rule 13a – 14(a) and Rule 15d – 14(a).

*31.2	Certification of Principal Financial Officer of Periodic Report Pursuant to Rule 13a – 14(a) and Rule 15d – 14(a).

*32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350.

*101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2012, filed with the SEC on August 9, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2012 and 2011, (ii) the Condensed Consolidated Balance Sheets at June 30, 2012 and December 31, 2011, (iii) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011, and (iv) Notes to Condensed Consolidated Financial Statements.**

*	Filed herewith
**	Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be not filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.

(1)	Previously filed with the Registration Statement on Form S-4 filed by the Registrant on April 13, 2005 (File No. 333-124052) and incorporated herein by reference.

(2)	Previously filed with the Form 8-K filed by the Registrant on April 12, 2012 and incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WYNN LAS VEGAS, LLC

Dated: August 9, 2012	By:	/S/ SCOTT PETERSON
Scott Peterson Senior Vice President and Chief Financial Officer (Principal Financial Officer)