Form 10-Q
period 2012-09-30
WYNN LAS VEGAS LLC
filed 2012-11-09
CIK 1180638

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Wynn Resorts Holdings, LLC owns all of the membership interests of the Registrant as of November 9, 2012.

The Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

Part I—FINANCIAL INFORMATION

Item 1. Financial Statements

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands)

(unaudited)

	September 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$90,522	$201,399
Receivables, net	141,327	140,229
Inventories	42,442	48,907
Prepaid expenses and other	21,855	23,052

Total current assets	296,146	413,587
Property and equipment, net	3,264,550	3,529,376
Intangible assets, net	2,780	10,733
Deferred financing costs, net	41,928	41,256
Deposits and other assets	27,941	36,470
Investment in unconsolidated affiliates	3,963	3,976

Total assets	$3,637,308	$4,035,398

LIABILITIES AND MEMBER’S EQUITY
Current liabilities:
Current portion of long-term debt	$1,400	$89,425
Accounts payable	41,276	29,535
Accrued interest	43,890	50,086
Accrued compensation and benefits	52,585	43,468
Gaming taxes payable	14,856	11,376
Other accrued liabilities	23,091	23,769
Customer deposits	79,298	104,204
Due to affiliates, net	28,403	41,064

Total current liabilities	284,799	392,927
Long-term debt	3,125,415	2,507,921
Due to affiliates, net	140,489	124,027
Other	841	216

Total liabilities	3,551,544	3,025,091

Commitments and contingencies (Note 10)

Member’s equity:
Contributed capital	1,191,090	1,980,861
Accumulated deficit	(1,105,326)	(970,554)

Total member’s equity	85,764	1,010,307

Total liabilities and member’s equity	$3,637,308	$4,035,398

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE LOSS

(amounts in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Operating revenues:
Casino	$155,555	$126,915	$411,820	$479,430
Rooms	90,980	89,710	274,523	268,721
Food and beverage	132,593	119,342	379,912	351,476
Entertainment, retail and other	56,567	57,199	169,217	171,285

Gross revenues	435,695	393,166	1,235,472	1,270,912
Less: promotional allowances	(47,599)	(45,912)	(138,512)	(137,607)

Net revenues	388,096	347,254	1,096,960	1,133,305

Operating costs and expenses:
Casino	77,047	70,960	223,303	225,144
Rooms	31,509	30,386	93,349	91,409
Food and beverage	75,956	68,455	220,980	199,962
Entertainment, retail and other	35,517	36,481	107,047	111,069
General and administrative	59,685	57,625	173,191	167,633
Provision for doubtful accounts	6,129	5,362	10,147	13,886
Management fees	5,822	5,209	16,462	17,004
Depreciation and amortization	62,419	66,545	188,613	198,594
Property charges and other	21,698	6,646	27,590	11,236

Total operating costs and expenses	375,782	347,669	1,060,682	1,035,937

Operating income (loss)	12,314	(415)	36,278	97,368

Other income (expense):
Interest income and other	219	65	615	204
Interest expense	(56,851)	(50,343)	(167,491)	(150,970)
Increase in swap fair value	—	1,127	2,260	2,495
Loss on extinguishment of debt	(1,962)	—	(6,790)	—
Equity in income from unconsolidated affiliates	138	57	356	311

Other income (expense), net	(58,456)	(49,094)	(171,050)	(147,960)

Net loss	(46,142)	(49,509)	(134,772)	(50,592)
Other comprehensive income	—	—	—	—

Total comprehensive loss	$(46,142)	$(49,509)	$(134,772)	$(50,592)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(134,772)	$(50,592)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	188,613	198,594
Stock-based compensation	4,247	6,041
Amortization and write-off of deferred financing costs, and other	9,646	10,301
Equity in income of unconsolidated affiliates, net of distributions	13	79
Loss on extinguishment of debt	6,580	—
Provision for doubtful accounts	10,147	13,886
Property charges and other	26,125	9,305
Increase in swap fair value	(2,260)	(2,495)
Increase (decrease) in cash from changes in:
Receivables	(13,639)	(9,473)
Inventories and prepaid expenses and other	7,662	12,741
Accounts payable and accrued expenses	(3,251)	(8,597)
Due to affiliates, net	4,810	(9,158)

Net cash provided by operating activities	103,921	170,632

Cash flows from investing activities:
Capital expenditures, net of construction payables and retention	(32,134)	(44,829)
Deposits and purchase of other assets	(2,303)	(2,046)
Due to affiliates, net	4,550	5,589
Proceeds from sale of equipment	339	250

Net cash used in investing activities	(29,548)	(41,036)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	900,000	—
Principal payments on long-term debt	(371,567)	(25,123)
Distribution to parent	(700,025)	—
Interest rate swap settlement	(2,368)	—
Payments of financing costs	(11,290)	(58)

Net cash used in financing activities	(185,250)	(25,181)

Cash and cash equivalents:
Increase (decrease) in cash and cash equivalents	(110,877)	104,415
Balance, beginning of period	201,399	52,540

Balance, end of period	$90,522	$156,955

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

Wynn Las Vegas Capital Corp. (“Wynn Capital”) is a wholly owned subsidiary of the Company incorporated on June 3, 2002, solely for the purpose of obtaining financing for Wynn Las Vegas. Wynn Capital is authorized to issue 2,000 shares of common stock, par value $0.01. At September 30, 2012, the Company owned the one share that was issued and outstanding. Wynn Capital has neither any significant net assets nor has had any operating activity. Its sole function is to serve as the co-issuer of the mortgage notes described below. Wynn Las Vegas, LLC and Wynn Capital together are hereinafter referred to as the “Issuers”.

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The Company’s investment in the 50%-owned joint venture operating the Ferrari and Maserati automobile dealership inside Wynn Las Vegas is accounted for under the equity method. All significant intercompany accounts and transactions have been eliminated. Certain amounts in the condensed consolidated financial statements for the previous periods have been reclassified to be consistent with the current period presentation. These reclassifications had no effect on the previously reported net loss.

The accompanying condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results for the interim periods have been made. The results for the three and nine months ended September 30, 2012 are not necessarily indicative of results to be expected for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

2. Summary of Significant Accounting Policies

Cash and Cash Equivalents

Cash and cash equivalents are comprised of highly liquid investments with purchase maturities of three months or less. Cash equivalents are carried at cost, which approximates fair value.

Accounts Receivable and Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of casino accounts receivable. The Company issues credit in the form of “markers” to approved casino customers following investigations of creditworthiness. As of September 30, 2012 and December 31, 2011, approximately 72% and 75% respectively, of the Company’s markers were due from customers residing in foreign countries, primarily in Asia. Business or economic conditions or other significant events in these countries could affect the collectibility of such receivables.

Accounts receivable, including casino and hotel receivables, are typically non-interest bearing and are initially recorded at cost. Accounts are written off when management deems them to be uncollectible. Recoveries of accounts previously written off are recorded when received. An allowance for doubtful accounts is maintained to reduce the Company’s receivables to their estimated carrying amount, which approximates fair value. The allowance is estimated based on specific review of customer accounts as well as management’s experience with collection trends in the casino industry and current economic and business conditions. In June 2012, the Company recorded an adjustment to its reserve estimates for casino accounts receivable based on the results of historical collection patterns and current collection trends. For the nine months ended September 30, 2012, this adjustment benefitted operating income and net loss by $9.6 million.

Inventories

Inventories consist of retail, food and beverage items, which are stated at the lower of cost or market value, and certain operating supplies. Cost is determined by the first-in, first-out, average and specific identification methods.

Revenue Recognition and Promotional Allowances

Casino revenues are measured by the aggregate net difference between gaming wins and losses, with liabilities recognized for funds deposited by customers before gaming play occurs and for chips in the customers’ possession. Hotel, food and beverage, entertainment, retail and other operating revenues are recognized when services are performed. Entertainment, retail and other revenue includes rental income which is recognized on a time proportion basis over the lease term. Contingent rental income is recognized when the right to receive such rental income is established according to the lease agreements. Advance deposits on rooms and advance ticket sales are recorded as deferred revenues until services are provided to the customer.

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

The retail value of accommodations, food and beverage, and other services furnished to guests without charge is included in gross revenue and then deducted as promotional allowances. The estimated cost of providing such promotional allowances is primarily included in casino expenses as follows (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Rooms	$9,690	$9,044	$27,278	$27,570
Food and beverage	14,370	14,505	43,559	43,584
Entertainment, retail and other	3,588	3,688	10,184	11,227

	$27,648	$27,237	$81,021	$82,381

Gaming Taxes

The Company is subject to taxes based on gross gaming revenues, subject to applicable adjustments. These gaming taxes are an assessment on the Company’s gaming revenues and are recorded as an expense within the “Casino” line item in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss. These taxes totaled $10.9 million and $8.9 million for the three months ended September 30, 2012 and 2011, respectively. For the nine months ended September 30, 2012 and 2011, these taxes totaled $29.3 million and $34.1 million, respectively.

Advertising Costs

The Company expenses advertising costs the first time the advertising takes place and such costs are primarily included in general and administrative expenses. Advertising costs totaled $4.6 million for both of the quarters ended September 30, 2012 and 2011. Advertising costs totaled $14.3 million and $10.8 million, for the nine months ended September 30, 2012 and 2011, respectively.

Stock-Based Compensation

The Company accounts for stock-based compensation related to equity shares of Wynn Resorts granted to its employees by recognizing the costs of the employee services received in exchange for the equity award instrument based on the grant date fair value of the awards over the service period. For the nine months ended September 30, 2012 and 2011, the Company recorded $4.2 million and $6 million, respectively, in share based compensation with a corresponding credit to contributed capital.

Recently Issued Accounting Standards

In July 2012, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update that is intended to simplify the guidance for testing the decline in the realizable value (impairment) of indefinite-lived intangible assets other than goodwill. The update allows for the consideration of qualitative factors in determining whether it is necessary to perform quantitative impairment tests. The effective date for this update is for the annual, and interim impairment tests performed for years beginning after September 15, 2012. This update is not expected to have a material impact on the Company’s financial statements.

3. Supplemental Disclosure of Cash Flow Information

Interest paid for the nine months ended September 30, 2012 and 2011 totaled $168.6 million and $157.5 million, respectively. There was no interest capitalized during the nine months ended September 30, 2012 or 2011.

During the nine months ended September 30, 2012 and 2011, capital expenditures include a decrease of $5.5 million and $7.5 million respectively, in construction payables and retention recorded through amounts due to affiliates.

On September 18, 2012, Wynn Las Vegas distributed to Wynn Resorts, Limited, the Wynn Las Vegas golf course and the related water rights valued at $94 million.

4. Receivables, net

Receivables, net consisted of the following (amounts in thousands):

	September 30, 2012	December 31, 2011
Casino	$161,974	$156,469
Hotel	14,232	19,738
Retail leases and other	23,362	20,799

	199,568	197,006
Less: allowance for doubtful accounts	(58,241)	(56,777)

	$141,327	$140,229

5. Property and Equipment, net

Property and equipment, net consisted of the following (amounts in thousands):

	September 30, 2012	December 31, 2011
Land and improvements	$622,931	$717,156
Buildings and improvements	2,623,101	2,617,523
Airplane	44,364	44,364
Furniture, fixtures and equipment	1,328,758	1,350,525
Construction in progress	4,646	6,368

	4,623,800	4,735,936
Less: accumulated depreciation	(1,359,250)	(1,206,560)

	$3,264,550	$3,529,376

6. Long-Term Debt

Long-term debt consisted of the following (amounts in thousands):

	September 30, 2012	December 31, 2011
7 7/8% First Mortgage Notes, due November 1, 2017, net of original issue discount of $7,691 at September 30, 2012 and $8,578 at December 31, 2011	$492,309	$491,422
7 7/8% First Mortgage Notes, due May 1, 2020, net of original issue discount of $2,154 at September 30, 2012 and $2,303 at December 31, 2011	349,856	349,707
7 3/4% First Mortgage Notes, due August 15, 2020	1,320,000	1,320,000
5 3/8% First Mortgage Notes, due March 15, 2022	900,000	—
Revolving Credit Facility, due July 15, 2013; interest at LIBOR plus 3.0%	—	—
Revolving Credit Facility, due July 17, 2015; interest at LIBOR plus 3.0%	—	—
Term Loan Facility, due August 15, 2013; interest at LIBOR plus 1.875%	—	40,262
Term Loan Facility, due August 17, 2015; interest at LIBOR plus 3.0%	—	330,605
$42 million Note Payable due April 1, 2017; interest at LIBOR plus 1.25%	34,650	35,350
Payable to Affiliate	30,000	30,000

	3,126,815	2,597,346
Current portion of long-term debt	(1,400)	(89,425)

	$3,125,415	$2,507,921

5 3/8% Wynn Las Vegas First Mortgage Notes

On March 12, 2012, Wynn Las Vegas, LLC and Wynn Las Vegas Capital Corp. (together the “Issuers”) issued, in a private offering, $900 million aggregate principal amount of 5 3/8% First Mortgage Notes due 2022 (the “2022 Notes”) pursuant to an Indenture, dated as of March 12, 2012 (the “2022 Indenture”). A portion of the proceeds were used to repay all amounts outstanding under the Wynn Las Vegas term loan facilities. In October 2012, the Issuers commenced an offer to exchange all of the 2022 Notes for notes registered under the Securities Act of 1933, as amended. The exchange offer closed on November 6, 2012.

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

As described in Note 10 of the Condensed Consolidated Financial Statements, Elaine Wynn has submitted a cross claim against Steve Wynn and Kazuo Okada. The indentures for the 2022 Notes and Existing Notes (the “Indentures”) provide that if Steve Wynn, together with certain related parties, in the aggregate beneficially owns a lesser percentage of the outstanding common stock of Wynn Resorts than are beneficially owned by any other person, a change of control will have occurred. If Elaine Wynn prevails in her cross claim, Steve Wynn would not beneficially own or control Elaine Wynn’s shares and a change in control may result under the Company’s debt documents.

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

The 2022 Notes rank pari passu in right of payment with the Issuers’ outstanding 7 7/8% First Mortgage Notes due 2017 (the “2017 Notes”), the 7 7/8% First Mortgage Notes due 2020 (“7 7/8% 2020 Notes”) and the 7 3/4% First Mortgage Notes due 2020 (the “7 3/4% 2020 Notes” and, together with the 2017 Notes and the 7 7/8% 2020 Notes, the “Existing Notes”).

On September 17, 2012, the Wynn Las Vegas Credit Agreement was terminated as discussed below, and in accordance with the respective indentures, the liens on the assets of Wynn Las Vegas and its subsidiaries securing, and the subsidiary guarantees of, the 2022 Notes and the Existing Notes were released. The 2022 Notes and the Existing Notes are unsecured, except by a pledge of the equity interests of Wynn Las Vegas, granted by its parent, Wynn Resorts Holdings, LLC, and are not guaranteed by any of the Wynn Las Vegas subsidiaries.

Wynn Las Vegas Revolving Credit Facilities

On March 12, 2012, Wynn Las Vegas entered into an eighth amendment (“Amendment No. 8”) to its Amended and Restated Credit Agreement, dated as of August 15, 2006 (as amended, the “Wynn Las Vegas Credit Agreement”). Amendment No. 8 amended the Wynn Las Vegas Credit Agreement to, among other things, permit the issuance of the 2022 Notes. Concurrently with the issuance of the 2022 Notes, Wynn Las Vegas, LLC prepaid all term loans under the Wynn Las Vegas Credit Agreement, terminated all of its revolving credit commitments that were due to expire in 2013, and terminated all but $100 million of its revolving credit commitments expiring in 2015. In connection with this transaction, the Company expensed deferred financing fees of $4.8 million, all related to the Wynn Las Vegas term loan and revolving credit facilities.

On September 17, 2012, Wynn Las Vegas terminated the Wynn Las Vegas Credit Agreement. No loans were outstanding under the Wynn Las Vegas Credit Agreement at the time of termination. Prior to such termination, certain letters of credit in which lenders had participated pursuant to the Wynn Las Vegas Credit Agreement were reallocated to a separate, unsecured letter of credit facility provided by Deutsche Bank, A.G. Wynn Las Vegas did not incur any early termination penalties related to the termination.

In connection with the termination, the Company expensed $2 million of previously deferred financing costs and third party fees related to the Wynn Las Vegas Credit Agreement.

Debt Covenant Compliance

As of September 30, 2012, management believes the Company was in compliance with all debt covenants.

Fair Value of Long-term Debt

The net book value of the Company’s outstanding first mortgage notes was approximately $3.1 billion and $2.2 billion at September 30, 2012 and December 31, 2011, respectively. The estimated fair value of the Company’s outstanding first mortgage notes, based upon the most recent trades (using level 2 inputs), was approximately $3.4 billion and $2.4 billion at September 30, 2012 and December 31, 2011, respectively. The net book value of the Company’s other debt instruments was approximately $34.7 million and $406.2 million at September 30, 2012 and December 31, 2011, respectively. The estimated fair value of the Company’s other debt instruments was approximately $34.7 million and $400 million at September 30, 2012 and December 31, 2011, respectively.

7. Interest Rate Swap

In June 2012, the Company terminated its only outstanding interest rate swap for a payment of $2.4 million. The Company had entered into floating-for-fixed interest rate swap arrangements in order to manage interest rate risk relating to certain of its debt facilities. These interest rate swap agreements modified the Company’s exposure to interest rate risk by converting a portion of the Company’s floating-rate debt to a fixed rate. These interest rate swaps essentially fixed the interest rate at the percentages noted below; however, changes in the fair value of the interest rate swaps for each reporting period have been recorded as an increase (decrease) in swap fair value in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss as the interest rate swaps did not qualify for hedge accounting.

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

8. Related Party Transactions

Amounts Due to Affiliates, net

As of September 30, 2012, the Company’s current due to affiliates was primarily comprised of construction payables of approximately $4.3 million, construction retention of approximately $0.3 million and other net amounts due to affiliates totaling $23.8 million (including corporate allocations discussed below). The long-term due to affiliates is management fees of $140.5 million (equal to 1.5% of net revenues and payable upon meeting certain leverage ratios as specified in the documents governing the Company’s credit facilities and the first mortgage notes indentures).

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

Corporate Allocations

The accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss include allocations from Wynn Resorts for legal, accounting, human resources, information services, real estate, and other corporate support services. The corporate support service allocations have been determined on a basis that Wynn Resorts and the Company consider to be reasonable estimates of the utilization of service provided or the benefit received by the Company. Wynn Resorts maintains corporate offices at Wynn Las Vegas without charge from the Company. The Company settles these corporate allocation charges with Wynn Resorts on a periodic basis as discussed in “Amounts Due to Affiliates, net” above. For the three months ended September 30, 2012 and 2011, $6.6 million and $5.8 million, respectively, were charged to the Company for such corporate allocations. For the nine months ended September 30, 2012 and 2011, $20.4 million and $20.2 million, respectively, were charged to the Company for such corporate allocations.

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

9. Property Charges and Other

Property charges and other for the three months ended September 30, 2012 and 2011, were $21.7 million and $6.6 million, respectively. Property charges and other for the nine months ended September 30, 2012 and 2011, were $27.6 million and $11.2 million, respectively. Property charges include costs associated with a remodel of a restaurant, termination costs associated with a show which will end its run in November 2012, and miscellaneous renovations and abandonments at our resort.

10. Commitments and Contingencies

Litigation

The Company and its affiliates are involved in litigation in addition to the actions noted below arising in the normal course of business. In the opinion of management, such litigation and claims will not have a material effect on the Company’s financial condition, results of operations or cash flows.

Matters Related to Wynn Resorts, Limited

Determination of Unsuitability and Redemption of Aruze USA, Inc. and Affiliates and Related Matters

On February 18, 2012, Wynn Resorts’ Gaming Compliance Committee concluded an investigation after receiving an independent report by Freeh, Sporkin & Sullivan, LLP (the “Freeh Report”) detailing a pattern of misconduct by Aruze USA, Inc., at the time a stockholder of Wynn Resorts, Universal Entertainment Corporation, Aruze USA, Inc.’s parent company, and Kazuo Okada, the majority shareholder of Universal Entertainment Corporation, who is also a member of Wynn Resorts’ Board of Directors and was at the time a director of Wynn Macau, Limited. The factual record presented in the Freeh Report included evidence that Aruze USA, Inc., Universal Entertainment Corporation and Mr. Okada had provided valuable items to certain foreign gaming officials who were responsible for regulating gaming in a jurisdiction in which entities controlled by Mr. Okada were developing a gaming resort. Mr. Okada has denied the impropriety of such conduct to members of the Board of Directors of Wynn Resorts and Mr. Okada has refused to acknowledge or abide by Wynn Resorts’ anti-bribery policies and has refused to participate in the training all other directors have received concerning these policies.

Based on the Freeh Report, the Board of Directors of Wynn Resorts determined that Aruze USA, Inc., Universal Entertainment Corporation and Mr. Okada are “unsuitable persons” under Article VII of Wynn Resorts’ articles of incorporation. The Board of Directors was unanimous (other than Mr. Okada) in its determination. The Board of Directors also requested that Mr. Okada resign as a director of Wynn Resorts (under Nevada corporation law, a board of directors does not have the power to remove a director) and recommended that Mr. Okada be removed as a member of the board of directors of Wynn Macau, Limited. In addition, on February 18, 2012, Mr. Okada was removed from the board of directors of Wynn Las Vegas Capital Corp., an indirect wholly owned subsidiary of Wynn Resorts.

Based on the Board of Directors’ finding of “unsuitability,” on February 18, 2012, Wynn Resorts redeemed and cancelled Aruze USA, Inc.’s 24,549,222 shares of Wynn Resorts’ common stock. Following a finding of “unsuitability,” Article VII of Wynn Resorts’ articles of incorporation authorize redemption at “fair value” of the shares held by unsuitable persons. Wynn Resorts engaged an independent financial advisor to assist in the fair value calculation and concluded that a discount to the then current trading price was appropriate because of, among other things, restrictions on most of the shares held by Aruze USA, Inc. under the terms of the Stockholders Agreement (as defined below). Pursuant to the articles of incorporation, Wynn Resorts issued the Redemption Note to Aruze USA, Inc. in redemption of the shares. The Redemption Note has a principal amount of $1.94 billion, matures on February 18, 2022 and bears interest at the rate of 2% per annum, payable annually in arrears on each anniversary of the date of the Redemption Note. Wynn Resorts may, in its sole and absolute discretion, at any time and from time to time, and without penalty or premium, prepay the whole or any portion of the principal or interest due under the Redemption Note. In no instance shall any payment obligation under the Redemption Note be accelerated except in the sole and absolute discretion of Wynn Resorts or as specifically mandated by law. The indebtedness evidenced by the Redemption Note is and shall be subordinated in right of payment, to the extent and in the manner provided in the Redemption Note, to the prior payment in full of all existing and future obligations of Wynn Resorts or any of its affiliates in respect of indebtedness for borrowed money of any kind or nature. After authorizing the redemption of the Aruze USA, Inc. shares, the Board of Directors took certain actions to protect Wynn Resorts and its operations from any influence of an unsuitable person, including placing limitations on the provision of certain operating information to unsuitable persons, evaluating whether to seek the removal of Mr. Okada from Wynn Resorts’ Board of Directors, and formation of an Executive Committee of the Board to manage the business and affairs of Wynn Resorts during the period between each annual meeting. The Charter of the Executive Committee provides that “Unsuitable Persons” are not permitted to serve on the Committee. All members of the Board, other than Mr. Okada, were appointed to the Executive Committee on February 18, 2012.

On February 19, 2012, Wynn Resorts filed a complaint in the Eighth Judicial District Court, Clark County, Nevada against Mr. Okada, Aruze USA, Inc. and Universal Entertainment Corporation, companies controlled by Mr. Okada (the “Okada Parties”), alleging breaches of fiduciary duty and related claims. Wynn Resorts is seeking compensatory and special damages as well as a declaration that it acted lawfully and in full compliance with its articles of incorporation, bylaws and other governing documents. On March 12, 2012, Aruze USA, Inc. and Universal Entertainment Corporation removed the action to the United States District Court for the District of Nevada. On that same date, Aruze USA, Inc. and Universal Entertainment Corporation filed an answer denying the claims and a counterclaim that purports to assert claims against Wynn Resorts, each of the members of Wynn Resorts’ Board of Directors (other than Mr. Okada) and Wynn Resorts’ General Counsel. Among other relief, the counterclaim seeks a declaration that the redemption of Aruze USA, Inc.’s shares was void, an injunction restoring Aruze USA, Inc.’s share ownership, damages in an unspecified amount and rescission of the Stockholders Agreement. On March 29, 2012, Wynn Resorts filed a motion to remand the action to state court and requested an extension to answer the denial of Wynn Resorts’ claims and the Okada Parties’ counterclaims. The federal district court granted the Wynn Resorts’ motion to remand and awarded Wynn Resorts its related attorneys’ fees. This case is now pending in the state court, which has determined that this action will be coordinated with Mr. Okada’s inspection action (discussed below). The Okada Parties filed a notice of intent to commence a separate federal securities action for the securities counterclaims previously asserted, but have not done so as of the date of this report.

On June 19, 2012, Elaine Wynn responded to the Okada Parties’ Counterclaim and asserted a cross claim against Steve Wynn and Kazuo Okada seeking a declaration that (1) any and all of Elaine Wynn’s duties under the January 2010 Stockholders Agreement (the “Stockholders Agreement”) by and among Aruze USA, Inc., Steve Wynn, and Elaine Wynn be discharged; (2) the Stockholders Agreement is subject to rescission and is rescinded; (3) the Stockholders Agreement is an unreasonable restraint on alienation in violation of public policy; and/or (4) the restrictions on sale of shares shall be construed as inapplicable to Elaine Wynn. Mr. Wynn filed his answer to Elaine Wynn’s cross claim on September 24, 2012. The indentures for the Wynn Las Vegas, LLC 2022 Notes and Existing Notes (the “Indentures”) provide that if Steve Wynn, together with certain related parties, in the aggregate beneficially owns a lesser percentage of the outstanding common stock of Wynn Resorts than are beneficially owned by any other person, a change of control will have occurred. If Elaine Wynn prevails in her cross claim, Steve Wynn would not beneficially own or control Elaine Wynn’s shares and a change in control may result under Wynn Resorts’ debt documents. Under the Indentures, the occurrence of a change of control requires that Wynn Resorts make an offer (unless the notes have been previously called for redemption) to each holder to repurchase all or any part of such holder’s Notes at a purchase price equal to 101% of the aggregate principal amount thereof plus accrued and unpaid interest on the Notes purchased, if any, to the date of repurchase.

On February 24, 2012, the board of directors of Wynn Macau, Limited removed Mr. Kazuo Okada from the board.

Wynn Resorts provided the Freeh Report to appropriate regulators and law enforcement agencies and is cooperating with related investigations that such regulators and agencies have undertaken. The conduct of the Okada Parties and any resulting regulatory investigations could have adverse consequences to Wynn Resorts and its subsidiaries. A finding by regulatory authorities that Mr. Okada violated anti-corruption statutes and/or other laws or regulations applicable to persons affiliated with a gaming licensee on Company property and/or otherwise involved Wynn Resorts in criminal or civil violations could result in actions by regulatory authorities against Wynn Resorts. Relatedly, as described below, the Salt Lake Regional Office of the U.S. Securities and Exchange Commission (“SEC”) has commenced an informal inquiry into, and other regulators could pursue separate investigations into, Wynn Resorts’ compliance with applicable laws arising from the allegations in the matters described above and in response to litigation filed by Mr. Okada suggesting improprieties in connection with Wynn Resorts’ donation to the University of Macau. While Wynn Resorts believes that it is in full compliance with all applicable laws, any such investigations could result in actions by regulators against Wynn Resorts.

The Executive Committee continues to monitor such investigations and may decide at some future point to call a special meeting of stockholders for the purpose of removing Mr. Okada, if it considers such action to be desirable and in the best interests of Wynn Resorts and its stockholders.

On August 28, 2012, Mr. Okada, Universal Entertainment Corporation and Okada Holdings filed a complaint in Tokyo District Court against Wynn Resorts, all members of the Board (other than Mr. Okada) and Wynn Resorts’ General Counsel, alleging that the press release issued by Wynn Resorts with respect to the redemption has damaged plaintiffs’ social evaluation and credibility. The plaintiffs seek damages and legal fees from the defendants.

On August 31, 2012, Wynn Resorts received a letter from Aruze USA, Inc. purportedly notifying Wynn Resorts of its intent to nominate two individuals for election as directors pursuant to Section 2.13 of Wynn Resorts’ Fourth Amended and Restated Bylaws. Section 2.13 provides for nominations by stockholders. As a result of the Board’s determination on February 18, 2012, that all of Mr. Okada, Aruze USA, Inc. and Universal are “unsuitable persons” as defined in the Articles of Incorporation of Wynn Resorts, and the subsequent redemption of all shares previously owned by Aruze USA, Inc., Wynn Resorts believes that Aruze USA, Inc. is not eligible to make such nominations. On October 19, 2012, Aruze USA, Inc. publicly announced that it is terminating its efforts to elect such nominees.

On August 31, 2012, Aruze USA, Inc. filed a motion for preliminary injunction with the state court in Nevada. The motion sought a preliminary injunction that would prohibit Wynn Resorts from barring or preventing Aruze USA, Inc. from exercising rights as a stockholder and an order that its purported nominees be presented to Wynn Resorts’ stockholders and voted on (including by Aruze USA, Inc. as a stockholder) at the

2012 Annual Meeting of Stockholders (scheduled for November 2, 2012). At the conclusion of a hearing held on October 2, 2012, the Nevada state court denied Aruze USA, Inc.’s motion for preliminary injunction. On October 19, 2012, Aruze USA, Inc. filed a notice of appeal with the Nevada Supreme Court. Wynn Resorts intends to vigorously defend against the appeal and to argue that the Nevada Supreme Court should affirm the state court’s decision.

On September 7, 2012, Aruze USA, Inc. and Universal Entertainment Corporation filed a second amended counterclaim in the Nevada state court. Wynn Resorts and the other counter-defendants filed a motion to dismiss that pleading on September 26, 2012. A hearing on the motion is scheduled for November 13, 2012.

In addition, on October 10, 2012, Mr. Okada filed a motion to dismiss the complaint that Wynn Resorts filed in Nevada state court in February 2012. Wynn Resorts filed an amended complaint on October 29, 2012.

Litigation Commenced by Kazuo Okada and Related Matters

On January 11, 2012, Mr. Okada, in his role as a Wynn Resorts’ director, commenced a writ proceeding in the Eighth Judicial District Court, Clark County, Nevada, seeking to compel Wynn Resorts to produce certain books and records relating to a donation to the University of Macau, among other things.

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

On February 8, 2012, following Mr. Okada’s lawsuit, Wynn Resorts received a letter from the Salt Lake Regional Office of the SEC requesting that, in connection with an informal inquiry by the SEC, Wynn Resorts preserve information relating to the donation to the University of Macau, any donations by Wynn Resorts to any other educational charitable institutions, including the University of Macau Development Foundation, and Wynn Resorts’ casino or concession gaming licenses or renewals in Macau. Wynn Resorts is cooperating with the Salt Lake Regional Office staff.

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

On May 25, 2012, Mr. Okada amended his petition to request inspection of additional records. The Nevada state court ordered Mr. Okada to file a supplemental brief addressing how his requests relate to his duties as a director of Wynn Resorts, and Wynn Resorts was to respond by filing a supplemental brief on the reasonableness of Mr. Okada’s requests. After Mr. Okada filed his supplemental brief, Wynn Resorts moved to depose Mr. Okada prior to having to file its supplemental brief. At a hearing on June 28, 2012, the state court ordered Mr. Okada to appear for a deposition in Las Vegas, Nevada, which took place on September 18, 2012. Following Mr. Okada’s deposition, the parties each submitted supplemental briefs. Following a hearing held on October 2, 2012, the court ruled that Mr. Okada is entitled to review certain additional Company documents from the 2000 to 2002 time period. Wynn Resorts has complied with the court’s ruling. On November 2, 2012, Mr. Okada filed a motion to compel the production of additional documents and to depose a Wynn Resorts representative. A hearing on this motion is scheduled for November 8, 2012.

Related litigation

Six derivative actions were commenced against Wynn Resorts and all members of its Board of Directors: four in the United States District Court, District of Nevada, and two in the Eighth Judicial District Court of Clark County, Nevada.

The four federal actions brought by the following plaintiffs have been consolidated: (1) The Louisiana Municipal Police Employees’ Retirement System, (2) Maryanne Solak, (3) Excavators Union Local 731 Welfare Fund, and (4) Boilermakers Lodge No. 154 Retirement Fund (collectively, the “Federal Plaintiffs”).

The Federal Plaintiffs filed a consolidated complaint on August 6, 2012, asserting claims for: (1) breach of fiduciary duty; (2) waste of corporate assets; (3) injunctive relief; and (4) unjust enrichment. The claims are against Wynn Resorts and all Wynn Resorts’ directors, including Mr. Okada, however, the plaintiffs voluntarily dismissed Mr. Okada as a defendant in this consolidated action on September 27, 2012. The Federal Plaintiffs claim that the individual defendants breached their fiduciary duties and wasted assets by: (a) failing to ensure Wynn Resorts’ officers and directors complied with federal and state laws and Wynn Resorts Code of Conduct; (b) voting to allow Wynn Resorts’ subsidiary to make the donation to the University of Macau; and (c) redeeming Aruze USA, Inc.’s stock such that Wynn Resorts incurs the debt associated with the redemption. The Federal Plaintiffs seek unspecified compensatory damages, restitution in the form of disgorgement, reformation of corporate governance procedures, an injunction against all future payments related to the donation/pledge, and all fees (attorneys, accountants, and experts) and costs. The directors responded to the consolidated complaint by filing a motion to dismiss on September 14, 2012. On October 15, 2012, the Federal Plaintiffs filed an opposition to the motion to dismiss, and the directors filed reply papers on November 5, 2012.

The two state court actions brought by the following plaintiffs have also been consolidated: (1) IBEW Local 98 Pension Fund and (2) Danny Hinson (collectively, the “State Plaintiffs”). Through a coordination of efforts by all parties, the directors and Wynn Resorts (a nominal defendant) have been served in all of the actions.

The State Plaintiffs filed a consolidated complaint on July 20, 2012 asserting claims for (1) breach of fiduciary duty; (2) abuse of control; (3) gross mismanagement; and (4) unjust enrichment. The claims are against Wynn Resorts and all Wynn Resorts’ directors, including Mr. Okada, as well as Wynn Resorts’ Chief Financial Officer, who signs financial disclosures filed with the SEC. The State Plaintiffs claim that the individual defendants failed to disclose to Wynn Resorts stockholders the investigation into, and the dispute with director Okada as well as the alleged potential violations of the Foreign Corrupt Practices Act (“FCPA”) related to, the University of Macau Development Foundation donation. The State Plaintiffs seek unspecified monetary damages (compensatory and punitive), disgorgement, reformation of corporate governance procedures, an order directing Wynn Resorts to internally investigate the donation, as well as attorneys’ fees and costs. The parties have entered into a stipulation providing for a stay of the state derivative action for 90 days, subject to the parties’ obligation to monitor the progress of the pending litigation, discussed above, between Wynn Resorts (among others) and Mr. Okada (among others). Per the stipulation, Wynn Resorts and the individual defendants will not be required to respond to the consolidated complaint while the stay remains in effect. The state court entered the stipulation on October 25, 2012.

The consolidated actions are in a preliminary stage and management has determined that based on proceedings to date, it is currently unable to determine the probability of the outcome of this matter or the range of reasonably possible loss, if any.

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

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Certain information included in this Quarterly Report on Form 10-Q contains statements that are forward-looking, including, but not limited to, statements relating to our business strategy and development activities as well as other capital spending, financing sources, the effects of regulation (including gaming and tax regulations), expectations concerning future operations, margins, profitability and competition. Any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, in some cases you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “would,” “could,” “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “continue” or the negative of these terms or other comparable terminology. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by us. These risks and uncertainties include, but are not limited to:

•	adverse tourism trends given the current domestic and international economic conditions;

•	volatility and weakness in world-wide credit and financial markets and from governmental intervention in the financial markets;

•	general global macroeconomic conditions;

•	decreases in levels of travel, leisure and consumer spending;

•	regulatory or enforcement actions;

•	continued high unemployment;

•	fluctuations in occupancy rates and average daily room rates;

•	continued compliance with all provisions in our credit agreements;

•	competition in the casino/hotel and resort industries and actions taken by our competitors;

•	new development and construction activities of competitors;

•	our dependence on Stephen A. Wynn and existing management;

•	our dependence on Wynn Las Vegas for all of our cash flow;

•	leverage and debt service (including sensitivity to fluctuations in interest rates);

•	changes in federal or state tax laws or the administration of such laws;

•	changes in gaming laws or regulations (including the legalization of gaming in certain jurisdictions);

•	approvals under applicable jurisdictional laws and regulations (including gaming laws and regulations);

•	cyber security risk including misappropriation of customer information or other breaches of information security;

•	the impact that an outbreak of an infectious disease or the impact of a natural disaster may have on the travel and leisure industry;

•	the consequences of the military conflicts in the Middle East and any future security alerts and/or terrorist attacks; and

•	pending or future legal proceedings.

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

Overview

We are a developer, owner and operator of destination casino resorts. We currently own and operate Wynn Las Vegas, a destination casino resort in Las Vegas, Nevada, which opened on April 28, 2005. In December 2008, we expanded Wynn Las Vegas with the opening of Encore at Wynn Las Vegas. Wynn Las Vegas, located at the intersection of the Las Vegas Strip and Sands Avenue, occupies approximately 215 acres of land (of which approximately 140 acres comprise the Wynn Las Vegas golf course) fronting the Las Vegas Strip and utilizes approximately 18 additional acres across Sands Avenue, a portion of which is improved with an employee parking garage and approximately 5 acres adjacent to the golf course on which an office building is located. Commencing September 18, 2012, when the golf course land and related water rights were distributed to Wynn Resorts, we lease approximately 140 acres (upon which the golf course is located) and water rights from Wynn Resorts.

Our Las Vegas resort complex features:

•	Approximately 186,000 square feet of casino space, offering 24-hour gaming and a full range of games, including private gaming salons, a sky casino, a poker room, and a race and sports book;

•	Two luxury hotel towers with a total of 4,750 spacious hotel rooms, suites and villas;

•	32 food and beverage outlets featuring signature chefs;

•	A Ferrari and Maserati automobile dealership;

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

We recorded a net loss for the three months ended September 30, 2012 of $46.1 million, compared to a net loss of $49.5 million recorded for the three months ended September 30, 2011. Our results for the three months ended September 30, 2012 were benefitted by improved profits primarily in the casino and food and beverage departments. For the nine months ended September 30, 2012, we recorded a net loss of $134.8 million compared to a net loss of $50.6 million for the nine months ended September 30, 2011. This decrease was primarily a result of decreased departmental profits, especially in the casino department ($65.8 million) where we experienced lower than normal table games win and hold in the first half of 2012. We also recorded a loss on extinguishment of debt of $6.8 million for the nine months ended September 30, 2012 related to an amendment of our bank credit facilities in March 2012 and subsequent termination of the credit agreement in September 2012. See below for a more detailed discussion regarding our results.

Certain key operating statistics specific to the gaming industry are included in our discussions of the Company’s operational performance for the periods in which a Condensed Consolidated Statement of Operations and Comprehensive Loss is presented. Below are definitions of the statistics discussed:

•	Table games win is the amount of drop that is retained and recorded as casino revenue.

•	Drop is the amount of cash and net markers issued that are deposited in a gaming table’s drop box.

•	Slot win is the amount of handle (representing the total amount wagered) that is retained and is recorded as casino revenue.

•	Average Daily Rate (“ADR”) is calculated by dividing total room revenue including promotional allowances (less service charges, if any) by total rooms occupied including complimentary rooms.

•	Revenue per Available Room (“REVPAR”) is calculated by dividing total room revenue including promotional allowances (less service charges, if any) by total rooms available.

•	Occupancy is calculated by dividing total occupied rooms including complimentary rooms by total rooms available.

Financial results for the three months ended September 30, 2012 compared to the three months ended September 30, 2011.

Revenues

Net revenues for the three months ended September 30, 2012, are composed of $155.6 million in casino revenues (40.1% of total net revenues) and $232.5 million of net non-casino revenues (59.9% of total net revenues). Net revenues for the three months ended September 30, 2011, were comprised of $126.9 million in casino revenues (36.5% of total net revenues) and $220.3 million of net non-casino revenues (63.5% of total net revenues).

Casino revenues are comprised of the net win from our table games and slot machine operations. We experienced an increase in casino revenues of $28.7 million (22.6%) to $155.6 million for the three months ended September 30, 2012, compared to $126.9 million for the three months ended September 30, 2011, due to a significant increase in our table games win percentage. Our table games win percentage for the three months ended September 30, 2012, was 21.9%, which was within the expected range of 21% to 24%; and was significantly higher than the 18.3% experienced in the prior year quarter. Table games drop increased $78.8 million (13.1%) to $682.3 million during the three months ended September 30, 2012, compared to $603.5 million for the three months ended September 30, 2011. Slot machine handle increased $49.7 million (7.4%) to $723.5 million compared to $673.8 million in the prior year quarter. Slot machine win of $46.3 million was 7.3% higher than the $43.2 million achieved in the quarter ended September 30, 2011.

For the three months ended September 30, 2012, room revenues were $91 million, which represents a $1.3 million (1.4%) increase over the $89.7 million generated in the three months ended September 30, 2011. ADR has increased as we maintained our room rates in an effort to attract customers who would take advantage of all aspects of our resort. See the table below for key operating measures related to our room revenue.

	Three Months Ended September 30,
	2012	2011
Average Daily Rate	$244	$240
Occupancy	85.7%	88.3%
REVPAR	$209	$212

Other non-gaming revenues for the three months ended September 30, 2012, which included food and beverage revenues of $132.6 million, retail revenues of $21.5 million, entertainment revenues of $21.6 million, and other revenues from outlets, including the spa and salon, of $13.5 million improved over the prior year period. Other non-casino revenues for the three months ended September 30, 2011, included: food and beverage revenues of $119.3 million, retail revenues of $21.8 million, entertainment revenues of $21.9 million, and other revenues from outlets such as the spa and salon, of $13.5 million. Food and beverage revenues increased primarily due to business in our beach club and nightclubs. Retail revenues decreased only $0.3 million despite the reduction in retail square footage from the reconfiguration of the Encore retail area.

Departmental, Administrative and Other Expenses

For the three months ended September 30, 2012, departmental expenses included casino expenses of $77 million, room expense of $31.5 million, food and beverage expenses of $76 million, and entertainment, retail and other expenses of $35.5 million. Also included are general and administrative expenses of $59.7 million and a $6.1 million charge to provision for doubtful accounts receivable. For the three months ended September 30, 2011, departmental expenses included casino expense of $71 million, room expense of $30.4 million, food and beverage expense of $68.5 million, and entertainment, retail and other expense of $36.5 million. Also included are general and administrative expenses of approximately $57.6 million and approximately $5.4 million charged as a provision for doubtful accounts receivable. Food and beverage expenses increased over prior year quarter primarily due to additional nightclub promotional costs. General and administrative expenses increased over the prior year quarter primarily due to higher advertising costs.

Management fees

Since opening Wynn Las Vegas, management fees payable to Wynn Resorts for certain corporate management services have been charged and accrued at a rate equal to 1.5% of net revenues. These fees will be paid upon meeting certain leverage ratios and satisfying certain other criteria set forth in our credit facilities and the first mortgage notes indentures. Management fees were $5.8 million for the three months ended September 30, 2012, compared to $5.2 million for the three months ended September 30, 2011.

Depreciation and amortization

Depreciation and amortization for the three months ended September 30, 2012 was $62.4 million compared to $66.5 million for the three months ended September 30, 2011.

Property charges and other

Property charges and other for the three months ended September 30, 2012, were $21.7 million compared to $6.6 million for the three months ended September 30, 2011. Property charges and other for the three months ended September 30, 2012 related to a restaurant remodel, termination costs associated with a show that will end its run in November 2012, and miscellaneous renovations and abandonments at our resort complex. Property charges for the three months ended September 30, 2011 related to miscellaneous renovations and abandonments at our resort complex.

In response to our evaluation of our resort complex and the reactions of our guests, we continue to make enhancements and refinements. The costs relating to assets retired as a result of these enhancement and refinement efforts will be expensed as property charges.

Other non-operating costs and expenses

Interest expense was $56.9 million for the three months ended September 30, 2012, compared to $50.3 million for the three months ended September 30, 2011. No interest was capitalized during either period. Interest expense increased approximately $6.6 million primarily due to the issuance of the $900 million 5 3/8% first mortgage notes in March 2012 offset by the reduction of $370.9 million in term loan borrowings as described in Note 6 of our Notes to Condensed Consolidated Financial Statements.

Changes in the fair value of our interest rate swaps are recorded as an increase (decrease) in swap fair value in each period. In June 2012, we terminated the interest rate swap for a payment of $2.4 million. We recorded a gain of $1.1 million for the three months ended September 30, 2011, resulting from the increase in the fair value of our interest rate swap from June 30, 2011 to September 30, 2011.

As described in Note 6 of our Notes to Condensed Consolidated Financial Statements, we terminated the Wynn Las Vegas Credit Agreement on September 17, 2012. In connection with the termination, we expensed $2 million of previously deferred financing costs and third party fees related to the Wynn Las Vegas Credit Agreement.

Financial results for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011.

Revenues

Net revenues for the nine months ended September 30, 2012, are composed of $411.8 million in casino revenues (37.5% of total net revenues) and $685.2 million of net non-casino revenues (62.5% of total net revenues). Net revenues for the nine months ended September 30, 2011, were comprised of $479.4 million in casino revenues (42.3% of total net revenues) and $653.9 million of net non-casino revenues (57.7% of total net revenues).

Casino revenues are comprised of the net win from our table games and slot machine operations. We experienced a decrease in casino revenues of $67.6 million (14.1%) to $411.8 million for the nine months ended September 30, 2012, compared to $479.4 million for the nine months ended September 30, 2011, due to a decrease in our table games win percentage. Our table games win percentage for the nine months ended September 30, 2012, was 20.1%, which was below the expected range of 21% to 24%; and was significantly lower than the 25.4% experienced in the prior year period. Table games drop increased $140.2 million (7.9%) to $1,912.4 million during the nine months ended September 30, 2012, compared to $1,772.2 million for the nine months ended September 30, 2011. Slot machine handle increased $72.1 million (3.5%) to $2,150.2 million compared to $2,078.1 million in the prior year period. Slot machine win increased $2.6 million (2.1%) to $129.8 million compared to the $127.2 million achieved in the quarter ended September 30, 2011.

For the nine months ended September 30, 2012, room revenues were $274.5 million, which represents a $5.8 million (2.2%) increase over the $268.7 million generated in the nine months ended September 30, 2011. ADR has increased as we maintained our room rates in an effort to attract customers who would take advantage of all aspects of our resort. See the table below for key operating measures related to our room revenue.

	Nine Months Ended September 30,
	2012	2011
Average Daily Rate	$251	$240
Occupancy	84.2%	88.4%
REVPAR	$211	$212

Other non-gaming revenues for the nine months ended September 30, 2012, included food and beverage revenues of $379.9 million, retail revenues of $62.7 million, entertainment revenues of $60.8 million, and other revenues from outlets, including the spa and salon, of $45.7 million. Other non-casino revenues for the nine months ended September 30, 2011, included: food and beverage revenues of $351.5 million, retail revenues of $64.8 million, entertainment revenues of $61.5 million, and other revenues from outlets such as the spa and salon, of $45 million. Food and beverage revenues increased primarily due to business in our beach club and nightclubs. Retail revenues decreased as we reconfigured the Encore retail area and rebranded several retail outlets. Entertainment revenues decreased over the prior year period primarily due to a loss of revenues from the Sinatra “Dance with Me” show, which ended its run on April 23, 2011.

Departmental, Administrative and Other Expenses

For the nine months ended September 30, 2012, departmental expenses included casino expenses of $223.3 million, room expense of $93.3 million, food and beverage expenses of $221 million, and entertainment, retail and other expenses of $107 million. Also included are general and administrative expenses of $173.2 million and $10.1 million charged as a provision for doubtful accounts receivable. For the nine months ended September 30, 2011, departmental expenses included casino expense of $225.1 million, room expense of $91.4 million, food and beverage expense of $200 million, and entertainment, retail and other expense of $111.1 million. Also included are general and administrative expenses of approximately $167.6 million and approximately $13.9 million charged as a provision for doubtful accounts receivable. Food and beverage expenses increased over the prior year period primarily due to additional nightclub promotional costs. General and administrative expenses increased over the prior year period primarily due to higher advertising costs. The provision for doubtful accounts decreased during the nine months ended September 30, 2012 as we recorded an adjustment to our reserve estimates for casino accounts receivable based on the results of historical collection patterns and current collection trends.

Management fees

Since opening Wynn Las Vegas, management fees payable to Wynn Resorts for certain corporate management services have been charged and accrued at a rate equal to 1.5% of net revenues. These fees will be paid upon meeting certain leverage ratios and satisfying certain other criteria set forth in our credit facilities and the first mortgage notes indentures. Management fees were $16.5 million for the nine months ended September 30, 2012, compared to $17 million for the nine months ended September 30, 2011.

Depreciation and amortization

Depreciation and amortization for the nine months ended September 30, 2012 was $188.6 million compared to $198.6 million for the nine months ended September 30, 2011.

Property charges and other

Property charges and other for the nine months ended September 30, 2012, were $27.6 million compared to $11.2 million for the nine months ended September 30, 2011. Property charges and other for the nine months ended September 30, 2012 related to a restaurant remodel, termination costs associated with a show that will end its run in November 2012, and miscellaneous renovations and abandonments at our resort complex. Property charges and other for the nine months ended September 30, 2011 related to miscellaneous renovations and abandonments at our resort complex.

In response to our evaluation of our resort complex and the reactions of our guests, we continue to make enhancements and refinements. The costs relating to assets retired as a result of these enhancement and refinement efforts will be expensed as property charges.

Other non-operating costs and expenses

Interest expense was $167.5 million for the nine months ended September 30, 2012, compared to $151 million for the nine months ended September 30, 2011. No interest was capitalized during either period. Interest expense increased approximately $16.5 million primarily due to the issuance of the $900 million 5 3/8% first mortgage notes in March 2012, offset by the reduction of $370.9 million in term loan borrowings as described in Note 6 of our Notes to Condensed Consolidated Financial Statements.

Changes in the fair value of our interest rate swaps are recorded as an increase (decrease) in swap fair value in each period. We recorded a gain of approximately $2.3 million for the nine months ended September 30, 2012, resulting from the increase in the fair value of our interest rate swap during this period. In June 2012, we terminated the interest rate swap for a payment of $2.4 million. We recorded a gain of approximately $2.5 million for the nine months ended September 30, 2011, resulting from the increase in the fair value of our interest rate swap from December 31, 2010 to September 30, 2011.

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

As described in Note 6 of our Notes to Condensed Consolidated Financial Statements, we terminated the Wynn Las Vegas Credit Agreement on September 17, 2012. In connection with the termination, we expensed $2 million of previously deferred financing costs and third party fees related to the Wynn Las Vegas Credit Agreement.

Liquidity and Capital Resources

Cash Flow from Operations

Our operating cash flows primarily consist of our operating income generated by our resort complex (excluding depreciation and other non-cash charges), interest paid, and changes in working capital accounts such as receivables, inventories, prepaid expenses, and payables. Our table games play is a mix of cash play and credit play, while our slot machine play is conducted primarily on a cash basis. A significant portion of our table games revenue is attributable to the play of a limited number of premium international customers that wager on credit. The ability to collect these gaming receivables may impact our operating cash flow for the period. Our rooms, food and beverage, and entertainment, retail, and other revenue is conducted primarily on a cash basis or as a trade receivable. Accordingly, operating cash flows will be impacted by changes in operating income and accounts receivables.

Net cash provided by operations for the nine months ended September 30, 2012, was $103.9 million compared to $170.6 million provided by operations for the nine months ended September 30, 2011. This decrease is primarily due to the decrease in operating income as a result of decreased casino department profitability.

Capital Resources

At September 30, 2012, we had $90.5 million of cash and cash equivalents available for use without restriction, including for operations, debt service and retirement, new development activities, enhancements to Wynn Las Vegas and general corporate purposes. We require a certain amount of cash on hand for operations. We anticipate such funds, together with any additional borrowings and cash generated from operations will satisfy our liquidity needs during the remainder of 2012.

On September 17, 2012, the Company terminated its Amended and Restated Credit Agreement. No loans were outstanding at the time of termination. On September 18, 2012, the Company distributed to Wynn Resorts, Limited, the Wynn Las Vegas golf course land, the related water rights, and $700 million in cash.

Investing Activities

Capital expenditures were approximately $32.1 million for the nine months ended September 30, 2012, and related primarily to general property maintenance. Capital expenditures were approximately $44.8 million for the nine months ended September 30, 2011 and related primarily to the room and suite remodel that began in 2010.

Financing Activities

On March 12, 2012, the Company and Wynn Las Vegas Capital Corp. (together the “Issuers”) issued, in a private offering, $900 million aggregate principal amount of 5 3/8% First Mortgage Notes due 2022 (the “2022 Notes”) pursuant to an Indenture, dated as of March 12, 2012 (the “2022 Indenture). A portion of the proceeds were used to repay all amounts outstanding under the Wynn Las Vegas term loan facilities. In October 2012, we commenced an offer to exchange all of the 2022 Notes for notes registered under the Securities Act of 1933, as amended. The exchange offer closed on November 6, 2012.

On March 12, 2012, the Company entered into an eighth amendment (“Amendment No. 8”) to its Amended and Restated Credit Agreement (the “Wynn Las Vegas Credit Agreement”). Amendment No. 8 amends the Wynn Las Vegas Credit Agreement to, among other things, permit the issuance of the 2022 Notes. Concurrently with the issuance of the 2022 Notes, we prepaid all term loans under the Wynn Las Vegas Credit Agreement, terminated all of its revolving credit commitments that were due to expire in 2013, and terminated all but $100 million of its revolving credit commitments expiring in 2015. In connection with this transaction, the Company expensed deferred financing costs of $4.8 million.

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

The 2022 Notes rank pari passu in right of payment with the Issuers’ outstanding 7 7/8% First Mortgage Notes due 2017 (the “2017 Notes”), the 7 7/8% First Mortgage Notes due 2020 (“7 7/8% 2020 Notes”) and the 7 3/4% First Mortgage Notes due 2020 (the “7 3/4% 2020 Notes” and, together with the 2017 Notes and the 7 7/8% 2020 Notes, the “Existing Notes”).

On September 17, 2012, we terminated the Wynn Las Vegas Credit Agreement. No loans were outstanding under the Wynn Las Vegas Credit Agreement at the time of termination. Prior to such termination, certain letters of credit in which lenders had participated pursuant to the Wynn Las Vegas Credit Agreement were reallocated to a separate, unsecured letter of credit facility provided by Deutsche Bank, A.G. Wynn Las Vegas, LLC did not incur any early termination penalties in connection with the termination.

In connection with the termination, the Company expensed $2 million of previously deferred financing costs and third party fees related to the Wynn Las Vegas Credit Agreement.

Contractual Obligations and Off-Balance Sheet Arrangements

As noted above, in March 2012, we issued the 2022 Notes, repaid all amounts outstanding under the term loan facilities totaling $370.9 million and reduced our revolving facilities to $100 million. In June 2012, the Wynn Las Vegas interest rate swap was terminated as described herein. In September 2012, the Wynn Las Vegas Credit Agreement was terminated. As of September 30, 2012 we had unsecured outstanding letters of credit totaling $15.8 million. There have been no other material changes during the quarter to our contractual obligations or off-balance sheet arrangements as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

We intend to fund our operations and capital requirements from cash on hand and operating cash flow. We cannot be sure that we will generate sufficient cash flow from operations or that future borrowings that are available to us, if any, will be sufficient to enable us to service and repay our indebtedness and to fund our other liquidity needs. We cannot be sure that we will be able to refinance any of our indebtedness on acceptable terms or at all. Certain legal matters may also impact our liquidity. As described in our Condensed Consolidated Financial Statements, Note 10 — “Commitments and Contingencies”, Elaine Wynn has submitted a cross claim against Steve Wynn and Kazuo Okada. The indentures for the Wynn Las Vegas, LLC 2022 Notes and Existing Notes provide that if Steve Wynn, together with certain related parties, in the aggregate beneficially owns a lesser percentage of the outstanding common stock of Wynn Resorts than are beneficially owned by any other person, a change of control will have occurred. If Elaine Wynn prevails in her cross claim, Steve Wynn would not beneficially own or control Elaine Wynn’s shares and a change in control may result under the Company’s debt documents.

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

Critical Accounting Policies and Estimates

A description of our critical accounting policies is included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2011. There have been no material changes to these policies for the nine months ended September 30, 2012.

Recently Issued Accounting Standards

In July 2012, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update that is intended to simplify the guidance for testing the decline in the realizable value (impairment) of indefinite-lived intangible assets other than goodwill. The update allows for the consideration of qualitative factors in determining whether it is necessary to perform quantitative impairment tests. The effective date for this update is for annual, and interim impairment tests performed for years beginning after September 15, 2012. This update is not expected to have a material impact on the Company’s financial statements.

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

Interest Rate Swap

In June 2012, we terminated our only outstanding interest rate swap agreement for a payment of $2.4 million. This interest rate swap was intended to hedge a portion of the underlying interest rate risk on borrowings under the Wynn Las Vegas Credit Agreement. Under this swap agreement, we paid a fixed interest rate of 2.485% on borrowings of $250 million incurred under the Wynn Las Vegas Credit Agreement in exchange for receipts on the same amount at a variable interest rate based on the applicable LIBOR at the time of payment. This interest rate swap fixed the interest rate on $250 million of borrowings under the Wynn Las Vegas Credit Agreement at approximately 5.485%. Changes in the fair value of this interest rate swap prior to termination were recorded as an increase/decrease in swap fair value in our Condensed Consolidated Statements of Operations and Comprehensive Loss as the swap did not qualify for hedge accounting.

Interest Rate Sensitivity

As of September  30, 2012 our long-term debt was essentially based on fixed rates.

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

Part II—OTHER INFORMATION

Item 1A. Risk Factors

A description of our risk factors can be found in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011. Except as noted below, there were no material changes to those risk factors during the nine months ended September 30, 2012.

Our information technology and other systems are subject to cyber security risk including misappropriation of customer information or other breaches of information security.

We rely on information technology and other systems to maintain and transmit customer financial information, credit card settlements, credit card funds transmissions, mailing lists and reservations information. In addition, our financial and recordkeeping processes are run from one central location at a secured off site Network Operations Center. We have substantially completed the implementation of industry best practice systems that are designed to meet all requirements of the Payment Card Industry standards for data protection, however, our information and processes are exposed to the ever-changing threat of compromised security, in the form of a risk of potential breach, system failure, computer virus, or unauthorized or fraudulent use by customers, company employees, or employees of third party vendors. The steps we take to deter and mitigate these risks may not be successful, and any resulting compromise or loss of data or systems could adversely impact, operations or regulatory compliance and could result in remedial expenses, fines, litigation, and loss of reputation, potentially impacting our financial results.

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

Item 6. Exhibits

(a) Exhibits

EXHIBIT INDEX

Exhibit No.	Description

3.1	Second Amended and Restated Articles of Organization of Wynn Las Vegas, LLC. (1)

3.2	Second Amended and Restated Operating Agreement of Wynn Las Vegas, LLC. (1)

*10.1	Sixth Amended and Restated Art Rental and Licensing Agreement, dated as of July 1, 2012 between Stephen A. Wynn, as lessor, Wynn Las Vegas, LLC, as lessee.

*31.1	Certification of Principal Executive Officer of Periodic Report Pursuant to Rule 13a – 14(a) and Rule 15d – 14(a).

*31.2	Certification of Principal Financial Officer of Periodic Report Pursuant to Rule 13a – 14(a) and Rule 15d – 14(a).

*32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350.

*101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 2012, filed with the SEC on November 9, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2012 and 2011, (ii) the Condensed Consolidated Balance Sheets at September 30, 2012 and December 31, 2011, (iii) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011, and (iv) Notes to Condensed Consolidated Financial Statements.**

*	Filed herewith
**	Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be not filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.

(1)	Previously filed with the Registration Statement on Form S-4 filed by the Registrant on April 13, 2005 (File No. 333-124052) and incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WYNN LAS VEGAS, LLC

Dated: November 9, 2012	By:	/S/ SCOTT PETERSON
Scott Peterson Senior Vice President and Chief Financial Officer (Principal Financial Officer)