Form 10-K
period 2012-12-31
WYNN LAS VEGAS LLC
filed 2013-03-01
CIK 1180638

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

The aggregate market value of the registrant’s voting interests held by non-affiliates on June 30, 2012 was $0. Wynn Resorts Holdings, LLC owns all of the membership interests of the registrant.

The registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

PART I

Item 1. Business

Overview

Wynn Las Vegas, LLC owns and operates Wynn Las Vegas I Encore (“Wynn Las Vegas”), a fully integrated destination casino resort on the “Strip” in Las Vegas, Nevada. Wynn Las Vegas, LLC was formed on April 17, 2001 as a Nevada limited liability company. Unless the context otherwise requires, all references herein to the “Company,” “we,” “us” or “our,” or similar terms, refer to Wynn Las Vegas, LLC and its consolidated subsidiaries. The sole member of the Company is Wynn Resorts Holdings, LLC (“Holdings”). The sole member of Holdings is Wynn Resorts, Limited (“Wynn Resorts”).

Wynn Las Vegas Capital Corp. (“Wynn Capital”) is a wholly owned subsidiary of Wynn Las Vegas, LLC, incorporated on June 3, 2002, solely for the purpose of obtaining financing for Wynn Las Vegas. Wynn Capital is authorized to issue 2,000 shares of common stock, par value $0.01. At December 31, 2012, the Company owned the one share that was issued and outstanding. Wynn Capital has neither any significant net assets nor any operating activity. Its sole function is to serve as the co-issuer of the mortgage notes described below.

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

Wynn Las Vegas

We believe that Wynn Las Vegas offers exceptional accommodations, amenities and service for our premium guests. Wynn Las Vegas features approximately 4,750 hotel rooms and suites, 240 table games, 2,195 slot machines, a race and sports book and a poker room in approximately 186,000 square feet of casino gaming space (including a sky casino and private gaming salons), casual and fine dining in 35 food and beverage outlets, two spas and salons, lounges, meeting facilities and approximately 95,000 square feet of retail space promenade featuring boutiques from Alexander McQueen, Brioni, Cartier, Chanel, Chloé, Chopard, Dior, Graff, Hermes, IWC Schaffhausen, Jaeger-Lecoultre, Loro Piana, Louis Vuitton, Manolo Blahnik, Oscar de la Renta, Piaget, Vertu and others. Our Las Vegas Operations also offers three nightclubs, a beach club, a Ferrari and Maserati automobile dealership, wedding chapels, an 18-hole golf course, approximately 283,000 square feet of meeting space, a specially designed theater presenting “Le Rêve,” a water-based theatrical production, and an Encore Theater presenting various headliner entertainment acts throughout the year. We believe that the unique experience of our resort drives the significant visitation experienced since opening.

For the seventh consecutive year, The Tower Suites at Wynn Las Vegas has received the Forbes five-star distinction. The Spa at Wynn Las Vegas earned five-star recognition from Forbes for the fifth year in a row. For the fourth consecutive year, the Encore Tower Suites has received the Forbes five-star distinction. The Spa at Encore also earned five-star recognition from Forbes for the fourth year in a row.

Construction and Other Development

In response to our evaluation of our property and the reaction of our guests, we have and expect to continue to remodel and make enhancements and refinements to our resort complex. During 2012, we remodeled two of our restaurants and rebranded several retail outlets.

Our Strategy

We believe that Steve Wynn is the preeminent designer, developer and operator of destination casino resorts and has developed brand name status. Mr. Wynn’s involvement with our casino resorts provides a distinct advantage over other gaming enterprises. We integrate luxurious surroundings, distinctive entertainment and superior amenities, including convention facilities, entertainment, fine dining and premium retail offerings, to create resorts that appeal to the global customer base.

Our resort is designed and built to provide a premium experience for our guests. Wynn Las Vegas is dependent on repeat visitation from our guests and we believe superior customer experience and service is the best marketing strategy to attract and retain our customers. Wynn Las Vegas heavily emphasizes human resources and staff training to ensure our employees are prepared to provide the luxury service that our guests expect. In addition, we market our resort directly to gaming customers using database marketing techniques, as well as traditional incentives, including reduced room rates and complimentary meals and suites. Our rewards system offers discounted and complimentary meals, lodging and entertainment for our guests. We also create general market awareness for our resort through various media channels, including: social media, television, radio, newspapers, magazines, the internet, direct mail and billboards.

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

Market and Competition

Las Vegas

Las Vegas is the largest gaming market in the United States. The casino/hotel industry in Las Vegas is highly competitive and, prior to the recent economic conditions and interruption in projects under development, had undergone a period of exceptional growth, particularly with the addition of projects targeting the premium customer. Wynn Las Vegas is located on the Las Vegas Strip and competes with other high-quality resorts and hotel casinos on the Strip, in downtown Las Vegas, and a large number of hotels in and near Las Vegas. Many competing properties draw a significant number of visitors and directly compete with our operations. Resorts located on or near the Las Vegas Strip compete with other Las Vegas Strip hotels and with other hotel casinos in Las Vegas on the basis of overall atmosphere, range of amenities, level of service, price, location, entertainment, themes and size, among other factors. We seek to differentiate Wynn Las Vegas from other major Las Vegas resorts by concentrating on our fundamental elements of design, atmosphere, personal service and luxury.

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

During 2012, the economic environment in the gaming and hotel markets in Las Vegas continued to improve with increased levels of gaming revenue, visitation and hotel room demand. While these gaming and hotel statistics have increased from prior year levels, uncertainty still exists in the Las Vegas market. During 2012, the average daily room rate increased 2.8%, visitation increased 2.1% to 39.7 million visitors, and Las Vegas Strip gaming revenues increased 2.3%, all as compared to the year ended December 31, 2011. During 2011, the average daily room rate increased 10.7%, visitation increased 4.3% to 38.9 million visitors, and Las Vegas Strip gaming revenues increased 5.1%, all as compared to the year ended December 31, 2010.

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

Changes in applicable laws, regulations and procedures could have significant negative effects on our Las Vegas gaming operations and our financial condition and results of operations.

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

Company Registration Requirements. Wynn Resorts was found suitable by the Nevada Gaming Commission to own the equity interests of Holdings, a wholly owned subsidiary of Wynn Resorts, and to be registered by the Nevada Gaming Commission as a publicly traded corporation, referred to as a registered company, for the purposes of the Nevada Gaming Control Act. Holdings was found suitable by the Nevada Gaming Commission to own the equity interests of Wynn Las Vegas, LLC and to be registered by the Nevada Gaming Commission as an intermediary company. In addition to being licensed, Wynn Las Vegas, LLC, as an issuer of first mortgage notes registered with the SEC, also qualified as a registered company. Wynn Las Vegas Capital Corp., a co-issuer of the first mortgage notes, was not required to be registered or licensed, but may be required to be found suitable as a lender or financing source.

Periodically, we are required to submit detailed financial and operating reports to the Nevada Gaming Commission and provide any other information that the Nevada Gaming Commission may require. Substantially all of our material loans, leases, sales of securities and similar financing transactions must be reported to, and/or approved by, the Nevada Gaming Commission.

Individual Licensing Requirements. No person may become a more than 5% stockholder or member of, or receive any percentage of the profits of, an intermediary company or company licensee without first obtaining licenses and approvals from the Nevada Gaming Authorities. The Nevada Gaming Authorities may investigate any individual who has a material relationship to or material involvement with us to determine whether the individual is suitable or should be licensed as a business associate of a gaming licensee. Certain of our officers, directors and key employees have been or may be required to file applications with the Nevada Gaming Authorities and are or may be required to be licensed or found suitable by the Nevada Gaming Authorities. All applications required as of the date of this report have been filed. However, the Nevada Gaming Authorities may require additional applications and may also deny an application for licensing for any reason which they deem appropriate. A finding of suitability is comparable to licensing, and both require submission of detailed personal and financial information followed by a thorough investigation. An applicant for licensing or an applicant for a finding of suitability must pay or must cause to be paid all the costs of the investigation. Changes in licensed positions must be reported to the Nevada Gaming Authorities and, in addition to their authority to deny an application for a finding of suitability or licensing, the Nevada Gaming Authorities have the jurisdiction to disapprove a change in a corporate position.

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

Requirements for Voting or Nonvoting Securities Holders. Regardless of the number of shares held, any beneficial owner of Wynn Resorts’ voting or nonvoting securities may be required to file an application, be investigated and have that person’s suitability as a beneficial owner of voting securities determined if the Nevada Gaming Commission has reason to believe that the ownership would be inconsistent with the declared policies of the State of Nevada. If the beneficial owner of the voting or nonvoting securities of Wynn Resorts who must be found suitable is a corporation, partnership, limited partnership, limited liability company or trust, it must submit detailed business and financial information including a list of its beneficial owners. The applicant must pay all costs of the investigation incurred by the Nevada Gaming Authorities in conducting any investigation.

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

•	voting on all matters voted on by stockholders or interest holders;

•	making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in management, policies or operations; and,

•	other activities that the Nevada Gaming Commission may determine to be consistent with such investment intent.

The articles of incorporation of Wynn Resorts include provisions intended to assist its implementation of the above restrictions.

Wynn Resorts is required to maintain a current stock ledger in Nevada which may be examined by the Nevada Gaming Authorities at any time. If any securities are held in trust by an agent or by a nominee, the record holder may be required to disclose the identity of the beneficial owner to the Nevada Gaming Authorities. A failure to make the disclosure may be grounds for finding the record holder unsuitable. We are required to provide maximum assistance in determining the identity of the beneficial owner of any of Wynn Resorts’ voting securities. The Nevada Gaming Commission has the power to require the stock certificates of any registered company to bear a legend indicating that the securities are subject to the Nevada Gaming Control Act. The certificates representing shares of Wynn Resorts’ common stock note that the shares are subject to a right of redemption and other restrictions set forth in Wynn Resorts’ articles of incorporation and bylaws and that the shares are, or may become, subject to restrictions imposed by applicable gaming laws.

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

Approval of Public Offerings. We may not make a public offering without the prior approval of the Nevada Gaming Commission if the proceeds from the offering are intended to be used to construct, acquire or finance gaming facilities in Nevada, or to retire or extend obligations incurred for those purposes or for similar transactions. On March 24, 2011, the Nevada Gaming Commission granted us and Wynn Resorts prior approval, subject to certain conditions, to make public offerings for a period of two years (the “Shelf Approval”). The Shelf Approval also applies to any affiliated company wholly owned by us which is a publicly traded corporation or would thereby become a publicly traded corporation pursuant to a public offering. The Shelf Approval may be rescinded for good cause without prior notice upon the issuance of an interlocutory stop order by the Chairman of the Nevada State Gaming Control Board. The Shelf Approval does not constitute a finding, recommendation or approval by any of the Nevada Gaming Authorities as to the accuracy or adequacy of the offering memorandum or the investment merits of the securities. Any representation to the contrary is unlawful.

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

Licenses for Conduct of Gaming and Sale of Alcoholic Beverages. The conduct of gaming activities and the service and sale of alcoholic beverages at Wynn Las Vegas are subject to licensing, control and regulation by the Clark County Liquor and Gaming Licensing Board, which has granted Wynn Las Vegas, LLC licenses for such purposes. In addition to approving Wynn Las Vegas, LLC the Clark County Liquor and Gaming Licensing Board has the authority to approve all persons owning or controlling the stock of any corporation controlling a gaming license. Clark County gaming and liquor licenses are not transferable. The County has full power to limit, condition, suspend or revoke any license. Any disciplinary action could, and revocation would, have a substantial negative impact upon our operations.

Other Regulations

In addition to gaming regulations, we are subject to extensive local, state and federal laws and regulations. These include, but are not limited to, laws and regulations relating to alcoholic beverages, environmental matters, employment and immigration, currency and other transactions, taxation, zoning and building codes, marketing and advertising, timeshare, lending, debt collection, privacy, telemarketing, money laundering, laws and regulations administered by the Office of Foreign Assets Control, and anti-bribery laws, including the Foreign Corrupt Practices Act. Such laws and regulations could change or could be interpreted differently in the future, or new laws and regulations could be enacted. Any material changes, new laws or regulations, or material differences in interpretations by courts or governmental authorities could adversely affect our business and operating results.

Seasonality

We may experience fluctuations in revenues and cash flows from month to month, however, we do not believe that our business is materially impacted by seasonality.

Employees

As of December 31, 2012, we had a total of approximately 8,800 full-time equivalent employees.

During 2006, we entered into a ten year collective bargaining agreement with the Culinary and Bartenders Union local covering approximately 5,500 of our employees. We also entered into a ten year collective bargaining agreement with the Transportation Workers Union in November 2010, which covers the table games dealers at Wynn Las Vegas. Certain other unions may seek to organize the workers at Wynn Las Vegas. Unionization, pressure to unionize, or other forms of collective bargaining could increase our labor costs.

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

Forward-Looking Statements

We make forward-looking statements in this Annual Report on Form 10-K based upon the beliefs and assumptions of our management and on information currently available to us. Forward-looking statements include, but are not limited to, information about our business strategy, development activities, competition, and possible or assumed future results of operations, which follow throughout this report and are often preceded by, followed by or that include the words “may,” “will,” “should,” “would,” “could,” “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “continue” or the negative of these terms or similar expressions.

Forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those we express in these forward-looking statements, including the risks and uncertainties in Item 1A (Risk Factors), other factors we describe from time to time in our periodic filings with the SEC as well as the following:

•	leverage and debt service (including sensitivity to fluctuations in interest rates);

•	volatility and weakness in world-wide credit and financial markets and from governmental intervention in the financial markets;

•	our dependence on Stephen A. Wynn and existing management;

•	pending or future legal proceedings;

•	regulatory or enforcement actions;

•	our dependence on Wynn Las Vegas for all of our cash flow;

•	competition in the casino/hotel and resort industries and actions taken by our competitors;

•	fluctuations in occupancy rates and average daily room rates;

•	adverse tourism trends given the current domestic and international economic conditions;

•	new development and construction activities of competitors;

•	changes in federal or state tax laws or the administration of such laws;

•	changes in gaming laws or regulations (including the legalization of gaming in certain jurisdictions);

•	approvals under applicable jurisdictional laws and regulations (including gaming laws and regulations);

•	general global macroeconomic conditions;

•	decreases in levels of travel, leisure and consumer spending;

•	continued high unemployment;

•	cyber security risk including misappropriation of customer information or other breaches of information security;

•	the impact that an outbreak of an infectious disease or the impact of a natural disaster may have on the travel and leisure industry; and

•	the consequences of military conflicts in the Middle East and any future security alerts and/or terrorist attacks.

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

We have a substantial amount of consolidated debt in relation to our equity. As of December 31, 2012, we had total outstanding debt of approximately $3.1 billion. In addition, the indentures governing the 7 7/8% 2017 Notes, the 7 7/8% 2020 Notes, the 7 3/4% 2020 Notes and the 5 3/8% 2022 Notes (the “Indentures” and, such Notes, the “Notes”) permit us to incur additional indebtedness in the future if certain conditions are met. Our substantial indebtedness could have important consequences. For example:

•

if we fail to meet our payment obligations or otherwise default under the agreements governing our indebtedness, the lenders under those agreements will have the right to accelerate the indebtedness and exercise other rights and remedies against us, including the right to petition a court to appoint a receiver for us or for substantially all of our assets;

•

we are required to use a substantial portion of our cash flow from the operations of Wynn Las Vegas to service our indebtedness, which will reduce the amount of available cash, if any, to fund working capital, other capital expenditures and other general corporate purposes, and may give us greater exposure to the current adverse economic and industry conditions;

•

we may experience decreased revenues from our operations attributable to decreases in consumer spending levels and high unemployment due to the current adverse economic and industry conditions, and could fail to generate sufficient cash to fund our liquidity needs and/or fail to satisfy the covenants to which we are subject under our existing indebtedness. We cannot provide assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available to us in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs;

•	we may have a limited ability to respond to changing business and economic conditions and to withstand competitive pressures, which may affect our financial condition;

•	we may not be able to obtain additional financing if needed, to satisfy working capital requirements, or pay for other capital expenditures, debt service or other obligations; and

•

if we fail to pay our debts generally as they become due, unsecured creditors that we fail to pay may initiate involuntary bankruptcy proceedings against us, subject to the requirements of the United States Bankruptcy Code, and such bankruptcy proceedings will delay or impair the repayment of the Notes.

Under the terms of the Indentures, subject to certain limitations, we are permitted to incur additional indebtedness, including secured and unsecured senior and subordinated indebtedness. If we incur additional indebtedness, the risks described above will be exacerbated.

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

The Indentures contain certain covenants that restrict our ability to engage in certain transactions and may impair our ability to respond to changing business and economic conditions.

The Indentures require us to satisfy various covenants. Future indebtedness or other contracts, including any credit facility that we may enter into in the future, could contain covenants more restrictive than those contained in the Indentures and could also contain financial maintenance covenants which require us to maintain minimum financial ratios.

The Indentures contain restrictions on our ability to engage in certain transactions and may limit our ability to respond to changing business and economic conditions. The restrictions include, among other things, limitations on our ability and the ability of our restricted subsidiaries to:

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

If there were an event of default under one of the Indentures, the holders of the defaulted debt could cause all amounts outstanding with respect to that debt to be due and payable immediately, and such event also could result in an event of default under other debt. We cannot assure you that our assets or cash flow would be sufficient to fully repay borrowings under our outstanding debt if accelerated upon an event of default, or that we would be able to repay, refinance or restructure the payments on such debt.

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

Potential violations of law by Mr. Okada (formerly the largest beneficial owner of Wynn Resorts’ shares) and his affiliates could have adverse consequences to Wynn Resorts.

On February 18, 2012, the Board of Directors of Wynn Resorts received a report from Freeh, Sporkin & Sullivan, LLP (the “Freeh Report”) detailing numerous instances of conduct constituting prima facie violations of the FCPA by Kazuo Okada (formerly the largest beneficial owner of our shares) and certain of his affiliates. See Item 3—“Legal Proceedings”, and Item 8—“Notes to Consolidated Financial Statements”, Note 11 “Commitments and Contingencies.” Wynn Resorts has provided the Freeh Report to applicable regulators and intends to cooperate with any related investigation that such regulators may undertake. The conduct of Mr. Okada and his affiliates and any resulting regulatory investigations could have adverse consequences to Wynn Resorts. A finding by regulatory authorities that Mr. Okada violated the FCPA on Company property and/or otherwise involved Wynn Resorts in criminal or civil violations could result in actions by regulatory authorities against Wynn Resorts. Relatedly, regulators could pursue separate investigations into Wynn Resorts’s compliance with applicable laws, including in response to litigation filed by Mr. Okada suggesting improprieties in connection with Wynn Resorts’s donation to the University of Macau and a related informal inquiry by the SEC into this donation. While Wynn Resorts believes that it is in full compliance with all applicable laws, any such investigations could result in actions by regulators against Wynn Resorts.

Mr. Okada and his affiliates have challenged the redemption of Aruze USA, Inc.’s Shares. An adverse judgment or settlement resulting from the related litigation could reduce Wynn Resorts’ profits or limit Wynn Resorts’ ability to operate its business.

On February 18, 2012, after receiving the Freeh Report, the Board of Directors of Wynn Resorts determined that Aruze USA, Inc., Universal Entertainment Corporation and Mr. Okada were “unsuitable” within the meaning of Article VII of Wynn Resorts’ articles of incorporation and redeemed all of Aruze USA, Inc.’s shares of Wynn Resorts’ common stock. See Item 8—“Notes to Consolidated Financial Statements”, Note 11 “Commitments and Contingencies.” On February 19, 2012, Wynn Resorts filed a complaint in Nevada state court against Mr. Okada and other entities (the “Okada Parties”) alleging, among other things, breach of fiduciary duty in connection with alleged violations of the FCPA and seeking a declaration that the redemption was proper (collectively, the “Redemption Action”). On March 12, 2012, the Okada Parties filed and answer and cross claim against Wynn Resorts, each of the members of Wynn Resorts’s Board of Directors (other than Mr. Okada) and Wynn Resorts’ General Counsel seeking, among other things, a declaration that the redemption of Aruze USA , Inc.’s shares was void, an injunction restoring Aruze USA, Inc.’s share ownership, damages in an unspecified amount and rescission of the January 2010 Stockholders Agreement by an among Aruze USA, Inc., Steve Wynn, and Elaine Wynn (“Stockholders Agreement”). In connection with the Redemption Action and Okada Parties cross claim, (1) various Okada Parties filed a complaint in the Tokyo District Court against Wynn Resorts, all members of the Board (other than Mr. Okada) and Wynn Resorts’s General Counsel alleging that the press release issued by Wynn Resorts in connection with the Redemption Action has damaged their social evaluation and credibility and is seeking damages and legal fees, (2) four federal derivative actions were commenced against Wynn Resorts and all members of its Board of Directors and (3) two state derivative actions were commenced against Wynn Resorts and all members of its Board of Directors. On February 1, 2013, the federal court dismissed the complaint for failure to plead adequately the futility of a pre-suit demand on the Board of Directors. The dismissal was without prejudice to the federal plaintiffs’ ability to file a motion within 30 days seeking leave to file an amended complaint. Wynn Resorts intends to vigorously pursue its claims against the Okada Parties, and Wynn Resorts and the other counter-defendants intend to vigorously defend against the counterclaims asserted against them. However, as with all litigation, the outcome of these proceedings cannot be predicted. Any adverse judgments or settlements involving payment of a material sum of money could cause a material adverse effect on Wynn Resorts’ financial condition and results of operations and could expose Wynn Resorts to additional claims by third parties including current or former investors or regulators. Any adverse judgments or settlements would reduce Wynn Resorts’ profits and could limit Wynn Resorts’ ability to operate its business.

Ongoing litigation and other disputes with Mr. Okada and certain of his affiliates could distract management and result in negative publicity and additional scrutiny of regulators.

There has been widespread publicity of the findings in the Freeh Report of prima facie violations of law by Mr. Okada and his affiliates, the Board’s unsuitability finding, the redemption of shares and related litigation. The actions, litigation, and publicity could reduce demand for shares of Wynn Resorts and Wynn Macau, Limited and thereby have a negative impact on the trading prices of their respective shares. The disputes may also lead to additional scrutiny from gaming regulators, which could lead to investigations relating to, and possibly a negative impact on, Wynn Resorts’s gaming licenses, including the gaming licenses held by Wynn Las Vegas and possibly have a negative impact on Wynn Resorts’s ability to bid successfully for new gaming market opportunities. See Item 8—“Notes to Consolidated Financial Statements”, Note 11 “Commitments and Contingencies.”

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

•	a decline in the number of visitors to Las Vegas;

•	a decrease in gaming and non-gaming activities at Wynn Las Vegas; and

•	the outbreak of infectious diseases.

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

While gaming debts evidenced by a credit instrument, including what is commonly referred to as a “marker,” are enforceable under the current laws of Nevada, and judgments on gaming debts are enforceable in all states under the Full Faith and Credit Clause of the United States Constitution, other jurisdictions may determine that direct or indirect enforcement of gaming debts is against public policy. Although courts of some foreign nations will enforce gaming debts directly and the assets in the United States of foreign debtors may be used to satisfy a judgment, judgments on gaming debts from U.S. courts are not binding on the courts of many foreign nations. We cannot assure you that we will be able to collect the full amount of gaming debts owed to us, even in jurisdictions that enforce them. Dramatic changes in economic conditions may make it more difficult to assess creditworthiness and more difficult to collect the full amount of any gaming debt owed to us. Our inability to collect gaming debts could have a significant negative impact on our operating results.

Our business is particularly sensitive to reductions in discretionary consumer spending as a result of downturns in the economy.

Consumer demand for hotel/casino resorts, trade shows and conventions and for the type of luxury amenities that we offer is particularly sensitive to downturns in the economy which adversely impact discretionary spending on leisure activities. Changes in discretionary consumer spending or consumer preferences brought about by the factors such as perceived or actual general economic conditions, high unemployment, the current housing foreclosure crisis, the current credit crisis, bank failures and the potential for additional bank failures, perceived or actual changes to disposable consumer income and wealth, the current global economic uncertainty and changes in consumer confidence in the economy, or fears of war and future acts of terrorism could reduce customer demand for the luxury amenities and leisure activities we offer, and may have a significant negative impact on our operating results.

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

We received all approvals for the opening of Wynn Las Vegas I Encore; however, we are subject to ongoing regulation to maintain these operations.

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

Our insurance coverage may not be adequate to cover all possible losses that we could suffer, including terrorism, and our insurance costs may increase.

We have comprehensive property and liability insurance policies for our properties with coverage features and insured limits that we believe are customary in their breadth and scope. Market forces beyond our control may nonetheless limit the scope of the insurance coverage we can obtain or our ability to obtain coverage at reasonable rates. Certain types of losses, generally of a catastrophic nature, such as earthquakes, hurricanes and floods, or terrorist acts, or certain liabilities may be uninsurable or too expensive to justify obtaining insurance. As a result, we may not be successful in obtaining insurance without increases in cost or decreases in coverage levels. In addition, in the event of a substantial loss, the insurance coverage we carry may not be sufficient to pay the full market value or replacement cost of our lost investment or in some cases could result in certain losses being totally uninsured. As a result, we could lose some or all of the capital we have invested in a property, as well as the anticipated future revenue from the property, and we could remain obligated for debt or other financial obligations related to the property.

Our debt instruments and other material agreements require us to maintain a certain minimum level of insurance. Failure to satisfy these requirements could result in an event of default under these debt instruments or material agreements.

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

We rely on information technology and other systems to maintain and transmit customer financial information, credit card settlements, credit card funds transmissions, mailing lists and reservations information. In addition, our financial and recordkeeping processes are run from one central location at a secured off site Network Operations Center. We have implemented industry best practice systems that are designed to meet all requirements of the Payment Card Industry standards for data protection, however, our information and processes are subject to the ever-changing threat of compromised security, in the form of a risk of potential breach, system failure, computer virus, or unauthorized or fraudulent use by customers, company employees, or employees of third party vendors. The steps we take to deter and mitigate these risks may not be successful, and any resulting compromise or loss of data or systems could adversely impact operations or regulatory compliance and could result in remedial expenses, fines, litigation, and loss of reputation, potentially impacting our financial results.

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

Our ultimate parent company is Wynn Resorts. As of December 31, 2012, Mr. Wynn and Elaine P. Wynn own 10,026,708 shares and 9,742,150 shares, respectively, or in the aggregate approximately 19.6%, of Wynn Resorts’ outstanding common stock. As a result, Mr. Wynn and Elaine P. Wynn, to the extent they vote their shares in a similar manner, may be able to exert significant influence over all matters requiring our stockholders’ approval, including the approval of significant corporate transactions. In addition, until February 2012, Aruze USA, Inc. owned 24,549,222 shares of Wynn Resorts’ outstanding common stock. On February 18, 2012, Wynn Resorts redeemed all of the shares of Wynn Resorts’ common stock held by Aruze USA, Inc. For additional information on the redemption, see Item 8—“Notes to the Consolidated Financial Statements”, Note 11 “Commitments and Contingencies”.

Under the Amended and Restated Stockholders Agreement, dated as of January 6, 2010, by and among Stephen A. Wynn, Elaine P. Wynn and Aruze USA, Inc. (the “Amended and Restated Stockholders Agreement”), Mr. Wynn and Elaine P. Wynn have agreed to vote the shares of Wynn Resorts’ common stock held by them subject to the terms of the Amended and Restated Stockholders Agreement in a manner so as to elect to our Board of Directors each of the nominees contained on each and every slate of directors endorsed by Mr. Wynn, which slate will include, subject to certain exceptions, Elaine P. Wynn. As a result of this voting arrangement, Mr. Wynn, as a practical matter, exercises significant influence over the slate of directors to be elected to Wynn Resorts’ Board of Directors. In addition, with stated exceptions, the Amended and Restated Stockholders Agreement requires the written consent of the other party prior to any party selling any shares of Wynn Resorts’ common stock that it owns.

In June 2012, in connection with the pending litigation between Wynn Resorts and Aruze USA, Inc., Elaine P. Wynn submitted a cross claim against Mr. Wynn and Kazuo Okada seeking to void the Amended and Restated Stockholders Agreement. The Wynn Las Vegas indentures provide that if Mr. Wynn, together with certain related parties, in the aggregate beneficially owns a lesser percentage of the outstanding common stock of Wynn Resorts than is beneficially owned by any other person, a change of control will have occurred. If Elaine Wynn prevails in her cross claim, Mr. Wynn would not beneficially own or control Elaine Wynn’s shares and a change in control may result under the Indentures. For additional information on the cross claim, see Item 8—“Notes to the Consolidated Financial Statements”, Note 6 “Long-Term Debt” and Note 11 “Commitments and Contingencies”.

In November 2006, the Board of Directors of Wynn Resorts approved an amendment of its bylaws that exempts future acquisitions of shares of Wynn Resorts’ common stock by either Mr. Wynn or Aruze USA, Inc. from Nevada’s acquisition of controlling interest statutes. The Nevada acquisition of controlling interest statutes require stockholder approval in order to exercise voting rights in connection with any acquisition of a controlling interest in certain Nevada corporations unless the articles of incorporation or bylaws of the corporation in effect on the 10th day following the acquisition of a controlling interest by certain acquiring persons provide that these statutes do not apply to the corporation or to the acquisition specifically by types of existing or future stockholders. These statutes define a “controlling interest” as (i) one-fifth or more but less than one-third, (ii) one-third or more but less than a majority, or (iii) a majority or more, of the voting power in the election of directors. As a result of the bylaw amendment, either Mr. Wynn or Aruze USA, Inc. or their respective affiliates may acquire ownership of outstanding voting shares of Wynn Resorts permitting them to exercise more than one-third but less than a majority, or a majority or more, of all of the voting power of the corporation in the election of directors, without requiring a resolution of the stockholders of the corporation granting voting rights in the control shares acquired.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Las Vegas Land

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

Las Vegas Water Rights

Commencing September 18, 2012, when the golf course land and related water rights were distributed to Wynn Resorts, we lease from Wynn Resorts, approximately 834 acre-feet of permitted and certificated water rights, which we currently use to irrigate the golf course. We also lease from Wynn Resorts approximately 151.5 acre-feet of permitted and certificated water rights for commercial use.

Item 3. Legal Proceedings

We are occasionally party to lawsuits. As with all litigation, no assurance can be provided as to the outcome of such matters and we note that litigation inherently involves significant costs. For more information regarding the Company’s legal matters see Item 8—“Notes to the Consolidated Financial Statements”, Note 11 “Commitments and Contingencies” in this Annual Report on Form 10-K.

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

	Years Ended December 31,
	2012	2011	2010	2009	2008
	(in thousands)
Consolidated Statements of Operations Data:
Net revenues [1]	$1,487,606	$1,481,895	$1,296,556	$1,230,120	$1,099,891
Pre-opening costs	—	—	2,479	346	72,373
Operating income (loss)	74,027	101,319	(81,314)	(144,279)	(58,616)
Net loss	(154,496)	(95,632)	(348,329)	(309,870)	(129,794)

	As of December 31,
	2012	2011	2010	2009	2008
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$148,415	$201,399	$52,540	$66,354	$123,315
Construction in progress	2,518	6,368	19,281	23,973	4,579
Total assets	3,669,881	4,035,398	4,108,516	4,254,324	4,584,271
Total long-term obligations [2]	3,272,853	2,632,164	2,730,738	2,638,083	2,897,328
Member’s equity	67,085	1,010,307	1,098,502	1,385,553	1,257,563

[1]	Encore opened on December 22, 2008.
[2]	Includes long-term debt, interest rate swap and long-term amounts due to affiliates.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K.

Overview

We are a developer, owner and operator of destination casino resorts. We currently own and operate Wynn Las Vegas I Encore (‘Wynn Las Vegas”), a fully integrated destination casino resort in Las Vegas, Nevada. Wynn Las Vegas, located at the intersection of the Las Vegas Strip and Sands Avenue, occupies approximately 215 acres of land (of which approximately 140 acres comprise the Wynn Las Vegas golf course) fronting the Las Vegas Strip and utilizes approximately 18 additional acres across Sands Avenue, a portion of which is improved with an employee parking garage and approximately 5 acres adjacent to the golf course on which an office building is located. Commencing September 18, 2012, when the golf course land and related water rights were distributed to Wynn Resorts, we lease approximately 140 acres (upon which the golf course is located) and water rights from Wynn Resorts.

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

•

Approximately 95,000 square feet of high-end, brand-name retail shopping, including stores and boutiques by Alexander McQueen, Brioni, Cartier, Chanel, Chloé, Chopard, Dior, Graff, Hermes, IWC Schaffhausen, Jaeger-Lecoultre, Loro Piana, Louis Vuitton, Manolo Blahnik, Oscar de la Renta, Piaget, Vertu and others;

•	Recreation and leisure facilities, including an 18-hole golf course, swimming pools, private cabanas and two full service spas and salons;

•	Two showrooms; and

•	Three nightclubs and a beach club.

Construction and Future Development

In response to our evaluation of our property and the reactions of our guests, we have and expect to continue to remodel and make enhancements and refinements to our resort complex. During 2012, we remodeled two of our restaurants and rebranded several retail outlets.

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

We recorded a net loss for the year ended December 31, 2012 of $154.5 million compared to the net loss of $95.6 million recorded for the year ended December 31, 2011. Our results were negatively impacted by decreased profitability in the casino department ($42.5 million) where we experienced lower table games win percentage as compared to the prior year. We also experienced higher interest expense and recorded a loss on extinguishment of debt related to an amendment of our bank credit facilities in March 2012 and subsequent termination of the credit agreement in September 2012. See below for a more detailed discussion regarding our results.

Operating Measures

Certain key operating statistics specific to the gaming industry are included in our discussion of our operational performance for the periods for which a Consolidated Statement of Operations and Comprehensive Loss is presented. Below are definitions of the gaming statistics discussed:

•	Table games win is the amount of drop that is retained and recorded as casino revenue.

•	Drop is the amount of cash and net markers issued that are deposited in a gaming table’s drop box.

•	Slot win is the amount of handle (representing the total amount wagered) that is retained and is recorded as casino revenue.

•	Average Daily Rate (ADR) is calculated by dividing total room revenue including promotional allowances (less service charges, if any) by total rooms occupied, including complimentary rooms.

•	Revenue per Available Room (REVPAR) is calculated by dividing total room revenue including promotional allowances (less service charges, if any) by total rooms available.

•	Occupancy is calculated by dividing total occupied rooms including complimentary rooms by total rooms available.

Financial results for the year ended December 31, 2012 compared to the year ended December 31, 2011.

Revenues

Net revenues for the year ended December 31, 2012 are comprised of $592.3 million in casino revenues (39.8% of total net revenues) and $895.3 million of net non-casino revenues (60.2% of total net revenues). Net revenues for the year ended December 31, 2011 were comprised of $625.2 million in casino revenues (42.2% of total net revenues) and $856.7 million of net non-casino revenues (57.8% of total net revenues).

Casino revenues are comprised of the net win from our table games and slot machine operations. We experienced a decrease in casino revenues of $32.9 million (5.3%) to $592.3 million for the year ended December 31, 2012, compared to $625.2 million for the year ended December 31, 2011, due to a decrease in our table games win percentage. For the year ended December 31, 2012, we experienced a $225.1 million (9.5%) increase in drop to $2,591.8 million compared to $2,366.7 million for the prior year. Our average table games win percentage (before discounts) of 21.9% was within the expected range of 21% to 24% for the year ended December 31, 2012. For the year ended December 31, 2011, our average table games win percentage (before discounts) was 24.9%. Slot machine handle increased $170.4 million (6.2%) to $2,908.7 million compared to the prior year handle of $2,738.3 million. Slot machine win of $177.4 million was $7.4 million (4.3%) higher than the $170 million achieved in the prior year.

For the year ended December 31, 2012, room revenues were $362.3 million, which represents an $8.3 million (2.3%) increase over the $354 million generated in the year ended December 31, 2011. We experienced an increase in room rates during the year ended December 31, 2012, compared to the prior year, with a 3.2 percentage point decrease in occupancy rate. We were able to achieve an increase in ADR as we adjusted rates to attract a high quality customer who would take advantage of all aspects of our resort. See the table below for key operating measures related to our room revenue.

	Years Ended December 31,
	2012	2011
Average Daily Rate	$252	$242
Occupancy	82.9%	86.1%
REVPAR	$209	$208

Other non-casino revenues for the year ended December 31, 2012, included food and beverage revenues of $491 million, retail revenues of $85.1 million, entertainment revenues of $81.8 million, and other revenues from outlets such as the spa and salon of $61.7 million. Other non-gaming revenues for the year ended December 31, 2011, included food and beverage revenues of $454.7 million, retail revenues of $87.3 million, entertainment revenues of $82.2 million, and other revenues from outlets, including the spa and salon, of $60.1 million. The increase in food and beverage revenue is due primarily to strong business in our beach club and nightclubs. Entertainment revenues decreased from the prior year primarily due to a show in the Encore Theater that ended its run in April 2011 and another show that ended its run in November 2012. Retail revenues decreased as we reconfigured the Encore retail area and rebranded some of our retail outlets.

Departmental, Administrative and Other Expenses

For the year ended December 31, 2012, departmental expenses included casino expenses of $307.8 million, room expenses of $124 million, food and beverage expenses of $290.1 million, and entertainment, retail and other expenses of $140.1 million. Also included are general and administrative expenses of $231.2 million and $18.3 million charged as a provision for doubtful accounts receivable. For the year ended December 31, 2011, departmental expenses included casino expenses of $298.2 million, room expenses of $122.2 million, food and beverage expenses of $264.9 million, and entertainment, retail and other expenses of $147 million. Also included are general and administrative expenses of $225.5 million and $20.3 million charged as a provision for doubtful accounts receivable.

Casino expense increased due to higher promotional costs commensurate with the increase in table games drop and slot machine handle. Although our room revenues increased 2.3%, room expenses increased only 1.5% as the revenue increase was driven primarily by increased ADR. Food and beverage expenses increased primarily due to additional nightclub promotional costs. Entertainment, retail and other expenses decreased primarily due to shows in the Encore Theater that ended in April 2011 and November 2012. General and administrative expenses increased primarily due to higher advertising costs.

Management fees

Since opening Wynn Las Vegas, management fees payable to Wynn Resorts for certain corporate management services have been charged and accrued at a rate equal to 1.5% of net revenues. These fees will be paid upon meeting certain leverage ratios and satisfying certain other criteria set forth in our first mortgage notes indentures. Management fees were $22.3 million for the year ended December 31, 2012, compared to $22.2 million for the year ended December 31, 2011, as revenues increased.

Pre-opening costs

We incurred no pre-opening costs for the years ended December 31, 2012 and 2011.

Depreciation and amortization

Depreciation and amortization for the year ended December 31, 2012 was $250.2 million compared to $263.6 million for the year ended December 31, 2011. This decrease is primarily due to assets with a three and six year life being fully depreciated during 2011.

Property charges and other

Property charges and other for the year ended December 31, 2012, were $29.6 million compared to $16.6 million for the year ended December 31, 2011. Property charges and other for the year ended December 31, 2012, include the remodel of two restaurants, termination costs associated with a show that ended its run in November 2012, and miscellaneous renovations and abandonments at our resort. Property charges and other for the year ended December 31, 2011 included miscellaneous renovations and abandonments at our resort, including modifications of the Encore retail esplanade, the closure of Blush nightclub and the write off of certain off-site golf memberships. Property charges and other for the year ended December 31, 2011 also includes the write off of costs related to the Sinatra “Dance with Me” show that ended its run earlier in the year.

In response to our evaluation of our resort complex and the reactions of our guests, we continue to make enhancements and refinements. The costs relating to assets retired as a result of these enhancement and refinement efforts will be expensed as property charges.

Other non-operating costs and expenses

Interest expense was $224.3 million for the year ended December 31, 2012, compared to $201.3 million for the year ended December 31, 2011. No interest was capitalized during either period. Our interest expense increased $23 million primarily due to the issuance of the $900 million 5 3/8% first mortgage notes in March 2012, offset by the reduction of $370.9 million in term loan borrowings as described in Item 8 – “Notes to Consolidated Financial Statements”, Note 6 “Long-Term Debt”.

Changes in the fair value of our interest rate swaps are recorded as an increase (decrease) in swap fair value in each year. We recorded a gain of $2.3 million for the year ended December 31, 2012, resulting from the increase in the fair value of our interest rate swap during the year. This swap was terminated in June 2012. We recorded a gain of $3.8 million for the year ended December 31, 2011, resulting from the increase in the fair value of our interest rate swap from December 31, 2010 to December 31, 2011.

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

As described in Note 6 of the Consolidated Financial Statements, we terminated the Wynn Las Vegas Credit Agreement on September 17, 2012. In connection with the termination, we expensed $2.6 million of previously deferred financing costs and third party fees related to the Wynn Las Vegas Credit Agreement.

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

	Years Ended December 31,
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

Management fees

Since opening Wynn Las Vegas, management fees payable to Wynn Resorts for certain corporate management services have been charged and accrued at a rate equal to 1.5% of net revenues. These fees will be paid upon meeting certain leverage ratios and satisfying certain other criteria set forth in our first mortgage notes indentures. Management fees were $22.2 million for the year ended December 31, 2011, compared to $19.5 million for the year ended December 31, 2010, as revenues increased.

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

Net cash provided by operations for the year ended December 31, 2012 was $170.3 million compared to $228 million provided by operations for the year ended December 31, 2011. This decrease is primarily due to the decrease in operating income as a result of decreased casino department profitability. Cash flow from operations was also negatively impacted by changes in ordinary working capital and increased interest payments

Investing Activities

Capital expenditures were approximately $41.6 million for the year ended December 31, 2012, and were primarily related to the remodel of two of our restaurants, the reconfiguration of the Encore retail area and general property maintenance. Capital expenditures were approximately $65.2 million for the year ended December 31, 2011 and were primarily related to the room and suite remodel at Wynn Las Vegas that began in 2010, the new high limit slot salon, the new Tower Suites lobby and lounge area and other property remodels. Capital expenditures were approximately $157.1 million for the year ended December 31, 2010 and were related primarily to the Wynn Las Vegas room and suite remodel and the Encore Beach Club and Surrender Nightclub.

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

On September 17, 2012, we terminated the Wynn Las Vegas Credit Agreement and in accordance with the respective Indentures, the liens (other than the first priority pledge by Holdings of its equity interests in Wynn Las Vegas) on the assets of Wynn Las Vegas, LLC and its subsidiaries securing, and the subsidiary guarantees of, the 2017 Notes, the 7 7/8% 2020 Notes, the 7 3/4% 2020 Notes and the 2022 Notes were released. No loans were outstanding under the Wynn Las Vegas Credit Agreement at the time of termination. Prior to such termination, certain letters of credit in which lenders had participated pursuant to the Wynn Las Vegas Credit Agreement were reallocated to a separate, unsecured letter of credit facility provided by Deutsche Bank, A.G. Wynn Las Vegas, LLC did not incur any early termination penalties in connection with the termination.

In connection with the termination, the Company expensed $2.6 million of previously deferred financing costs and third party fees related to the Wynn Las Vegas Credit Agreement.

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

For more information on our outstanding first mortgage notes, see Item 8 – “Notes to Consolidated Financial Statements”, Note 6 “Long-Term Debt”.

Credit Facilities

In March 2012, we entered into an eighth amendment (“Amendment No. 8”) to our Amended and Restated Credit Agreement, dated as of August 15, 2006 (as amended, the “Wynn Las Vegas Credit Agreement”). Amendment No. 8 amended the Wynn Las Vegas Credit Agreement to, among other things, permit the issuance of the 2022 Notes. Concurrently with the issuance of the 2022 Notes, we prepaid all term loans under the Wynn Las Vegas Credit Agreement, terminated all of our revolving credit commitments that were due to expire in 2013, and terminated all but $100 million of our revolving credit commitments expiring in 2015. In connection with this transaction, we expensed deferred financing fees of $4.8 million, all related to the Wynn Las Vegas term loan and revolving credit facilities.

In September 2012, we terminated the Wynn Las Vegas Credit Agreement. No loans were outstanding under the Wynn Las Vegas Credit Agreement at the time of termination. Prior to such termination, certain letters of credit in which lenders had participated pursuant to the Wynn Las Vegas Credit Agreement were reallocated to a separate, unsecured letter of credit facility provided by Deutsche Bank, A.G. We did not incur any early termination penalties related to the termination.

In connection with the termination, we expensed $2.6 million of previously deferred financing costs and third party fees related to the Wynn Las Vegas Credit Agreement.

Capital Resources

At December 31, 2012, we had approximately $148.4 million of cash and cash equivalents available for use without restriction, including for operations, debt service and retirement, new development activities, enhancements to our resort and general corporate purposes. We require a certain amount of cash on hand for operations. We anticipate such funds, together with any additional borrowings and cash generated from operations will satisfy our liquidity needs during 2013. Except for scheduled quarterly payments on one note payable, we have no debt maturities until April 2017.

On September 17, 2012, the Company terminated its Amended and Restated Credit Agreement. No loans were outstanding at the time of termination. On September 18, 2012, the Company distributed to Wynn Resorts, Limited, the Wynn Las Vegas golf course land, the related water rights, and $700 million in cash.

Parent Company contributions

During the year ended December 31, 2010, Wynn Resorts made a cash capital contribution to us in the amount of $50 million. The proceeds from this contribution were used to fund paydowns of our outstanding debt.

Off-Balance Sheet Arrangements

We have not entered into any transactions with special purpose entities nor do we engage in any derivatives except for previously discussed interest rate swaps. We do not have any retained or contingent interest in assets transferred to an unconsolidated entity. At December 31, 2012, we had unsecured outstanding letters of credit totaling $15.8 million.

Contractual Obligations and Commitments

The following table summarizes our scheduled contractual commitments at December 31, 2012 (amounts in millions):

	Payments Due By Period
	Less Than 1 Year	1 to 3 Years	4 to 5 Years	After 5 Years	Total
Long-term debt obligations	$1.1	$2.8	$530.1	$2,602.0	$3,136.0
Fixed interest payments	220.1	440.3	433.7	542.3	1,636.4
Estimated variable interest payments [1]	0.5	0.9	0.6	—	2.0
Operating leases	2.9	5.0	1.4	2.5	11.8
Construction contracts and commitments	2.6	—	—	—	2.6
Employment agreements	25.2	23.5	0.8	—	49.5
Other [2]	10.0	—	—	—	10.0

Total commitments	$262.4	$472.5	$966.6	$3,146.8	$4,848.3

[1]	Amounts for all periods represent our estimated future interest payments on our debt facilities based upon amounts outstanding and LIBOR rates at December 31, 2012. Actual rates will vary.
[2]	Other includes open purchase orders.

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

We intend to fund our operations and capital requirements from cash on hand and operating cash flow. We cannot be sure that we will generate sufficient cash flow from operations or that future borrowings that are available to us, if any, will be sufficient to enable us to service and repay our indebtedness and to fund our other liquidity needs. We cannot be sure that we will be able to refinance any of our indebtedness on acceptable terms or at all. Certain legal matters may also impact our liquidity. As described in our Consolidated Financial Statements, Note 11 – “Commitments and Contingencies”, Elaine Wynn has submitted a cross claim against Steve Wynn and Kazuo Okada. The indentures for the Wynn Las Vegas, LLC 2022 Notes and Existing Notes provide that if Steve Wynn, together with certain related parties, in the aggregate beneficially owns a lesser percentage of the outstanding common stock of Wynn Resorts than are beneficially owned by any other person, a change of control will have occurred. If Elaine Wynn prevails in her cross claim, Steve Wynn would not beneficially own or control Elaine Wynn’s shares and a change in control may result under the Company’s debt documents.

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

Allowance for Estimated Doubtful Accounts Receivable

A substantial portion of our outstanding receivables relate to casino credit play. Credit play, through the issuance of markers, represents a significant portion of the table games volume at Wynn Las Vegas. We maintain strict controls over the issuance of markers and aggressively pursue collection from those customers who fail to pay their balances in a timely fashion. These collection efforts may include the mailing of statements and delinquency notices, personal contacts, the use of outside collection agencies, and litigation. Markers are generally legally enforceable instruments in the United States. Markers are not legally enforceable instruments in some foreign countries, but the United States assets of foreign customers may be used to satisfy judgments entered in the United States. At December 31, 2012 and 2011, approximately 78% and 75%, respectively, of our casino accounts receivable were owed by customers from foreign countries, primarily in Asia. The collectability of markers given by foreign customers is affected by a number of factors including changes in currency exchange rates and economic conditions in the customers’ home countries.

We regularly evaluate our reserve for bad debts based on a specific review of customer accounts as well as management’s prior experience with collection trends in the casino industry and current economic and business conditions. In determining our allowance for estimated doubtful accounts receivable, we apply loss factors based on historical marker collection history to aged account balances and we specifically analyze the collectability of each account with a balance over a specified dollar amount, based upon the age, the customer’s financial condition, collection history and any other known information.

Our reserve for doubtful casino accounts receivable is based on our estimates of amounts collectible and depends on the risk assessments and judgments by our employees regarding realizability, the state of the economy and our credit policy. In June 2012, we recorded an adjustment to our reserve estimates for casino accounts receivable based on the results of historical collection patterns and current collection trends. For the year ended December 31, 2012, this adjustment benefitted operating income and net loss by $9.6 million. The following table presents key statistics related to our casino accounts receivables (amounts in thousands):

	December 31, 2012	December 31, 2011
Casino accounts receivable	$190,528	$156,469
Allowance for doubtful casino accounts receivable	$63,635	$56,190
Allowance as a percentage of casino accounts receivable	33.4%	35.9%
Percentage of casino accounts receivable outstanding over 180 days	29.6%	26.1%

At December 31, 2012, a 100 basis-point change in the allowance for doubtful accounts as a percentage of casino accounts receivable would change the provision for doubtful accounts by approximately $1.9 million.

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

Derivative Financial Instruments

We had managed our market risk, including interest rate risk associated with variable rate borrowings, through balancing fixed-rate and variable-rate borrowings and the use of derivative financial instruments. We account for derivative financial instruments in accordance with applicable accounting standards. Derivative financial instruments are recognized as assets or liabilities, with changes in fair value affecting net income or comprehensive income, as applicable. In June 2012, we terminated our only interest rate swap. For the year ended December 31, 2012, changes in our interest rate swap fair value were recorded in our Consolidated Statements of Operations and Comprehensive Loss, as the swap did not qualify for hedge accounting.

We measured the fair value of our interest rate swap on a recurring basis. Accounting standards establish a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. We categorized our interest rate swap contract as Level 2. The fair value approximates the amount we would receive (pay) if these contracts were settled at the respective valuation dates. Fair value is estimated based upon current, and predictions of future, interest rate levels along a yield curve, the remaining duration of the instruments and other market conditions, and therefore is subject to significant estimation and a high degree of variability of fluctuation between periods. We adjust this amount by applying a non-performance valuation, considering our creditworthiness or the creditworthiness of our counterparties at each settlement date, as applicable.

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

The expected volatility and expected term assumptions can significantly impact the fair value of stock options. We believe that the valuation techniques and the approach utilized to develop our assumptions are reasonable in calculating the fair value of the options granted by Wynn Resorts. We estimate the expected stock price volatility using a combination of implied and historical factors related to our stock price in accordance with applicable accounting standards. During 2012, there were 100,000 Wynn Resorts stock options granted to a Wynn Las Vegas employee. As the Wynn Resorts stock price fluctuates, this estimate will change. For example, a 10% change in the volatility assumption for the 100,000 options granted in 2012 would have resulted in an approximate $335,000 change in fair value. Expected term represents the estimated average time between the option’s grant date and its exercise date. A 10% change in the expected term assumption for the 100,000 options granted in 2012 would have resulted in an approximate $42,000 change in fair value. These assumed changes in fair value would have been recognized over the vesting schedule of such awards.

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

In May 2011, the FASB issued an accounting standards update that is intended to align the principles for fair value measurements and the related disclosure requirements under GAAP and IFRS. From a GAAP perspective, the updates are largely clarifications and certain additional disclosures. The effective date for this update is for years, and the interim periods within those years, beginning after December 15, 2011. The adoption of this guidance did not have a material impact on our financial statements.

In June 2011, the FASB issued an accounting standards update that will require items of net income, items of other comprehensive income (“OCI”) and total comprehensive income to be presented in one continuous statement or two separate but consecutive statements. This will make the presentation of items within OCI more prominent. Companies will no longer be allowed to present OCI in the statement of stockholders’ equity. We adopted this standard and have included a Consolidated Statement of Operations and Comprehensive Loss in our Consolidated Financial Statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices.

Interest Rate Risks

We attempt to manage interest rate risk by managing the mix of long-term fixed rate borrowings and variable rate borrowings. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Financing Activities.” The following table provides estimated future cash flow and related weighted average interest rates by expected maturity date, as derived from our best estimates of repayments at December 31, 2012 on our expected long-term indebtedness. However, we cannot predict the LIBOR rate that will be in effect in the future. Actual rates will vary. The one-month LIBOR rate at December 31, 2012 of 0.2087% was used for all variable rate calculations in the table below.

	As of December 31,
	2013	2014	2015	2016	2017	Thereafter	Total
	(in millions)
Long-term debt:
Fixed rate	$—	$—	$—	$—	$500.0	$2,602.0	$3,102.0
Average interest rate	—	—	—	—	7.875%	6.95%	7.10%
Variable rate	$1.1	$1.4	$1.4	$1.4	$28.7	$—	$34.0
Average interest rate	1.46%	1.46%	1.46%	1.46%	1.46%	—%	1.46%

Interest Rate Swaps

As of December 31, 2012, we had no outstanding interest rate swaps. We terminated our only swap in June 2012.

Interest Rate Sensitivity

As of December 31, 2012, our long term-debt was essentially based on fixed rates.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Member of Wynn Las Vegas, LLC and subsidiaries:

We have audited the accompanying consolidated balance sheets of Wynn Las Vegas, LLC and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive loss, member’s equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the index at Item 15(a)2. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Wynn Las Vegas, LLC and subsidiaries at December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Las Vegas, Nevada

March 1, 2013

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONSOLIDATED BALANCE SHEETS

(amounts in thousands)

	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$148,415	$201,399
Receivables, net	162,395	140,229
Inventories	42,229	48,907
Prepaid expenses and other	26,697	23,052

Total current assets	379,736	413,587
Property and equipment, net	3,215,605	3,529,376
Intangible assets, net	2,262	10,733
Deferred financing costs, net	40,871	41,256
Deposits and other assets	27,489	36,470
Investment in unconsolidated affiliates	3,918	3,976

Total assets	$3,669,881	$4,035,398

LIABILITIES AND MEMBER’S EQUITY
Current liabilities:
Current portion of long-term debt	$1,050	$89,425
Accounts payable	39,431	29,535
Accrued interest	64,048	50,086
Accrued compensation and benefits	45,580	43,468
Gaming taxes payable	14,023	11,376
Other accrued liabilities	21,813	23,769
Customer deposits	106,243	104,204
Due to affiliates, net	37,755	41,064

Total current liabilities	329,943	392,927
Long-term debt	3,125,424	2,507,921
Due to affiliates, net	146,345	124,027
Other	1,084	216

Total liabilities	3,602,796	3,025,091

Commitments and contingencies (Note 11)
Member’s equity:
Contributed capital	1,192,135	1,980,861
Accumulated deficit	(1,125,050)	(970,554)

Total member’s equity	67,085	1,010,307

Total liabilities and member’s equity	$3,669,881	$4,035,398

The accompanying notes are an integral part of these consolidated financial statements.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(amounts in thousands)

	Years Ended December 31,
	2012	2011	2010
Operating revenues:
Casino	$592,308	$625,207	$534,286
Rooms	362,317	354,040	308,410
Food and beverage	490,963	454,712	417,240
Entertainment, retail and other	228,607	229,586	214,003

Gross revenues	1,674,195	1,663,545	1,473,939
Less: promotional allowances	(186,589)	(181,650)	(177,383)

Net revenues	1,487,606	1,481,895	1,296,556

Operating costs and expenses:
Casino	307,826	298,229	288,263
Rooms	124,000	122,200	119,422
Food and beverage	290,114	264,878	256,234
Entertainment, retail and other	140,085	146,989	145,284
General and administrative	231,214	225,457	237,678
Provision for doubtful accounts	18,306	20,332	15,729
Management fees	22,318	22,229	19,459
Pre-opening costs	—	—	2,479
Depreciation and amortization	250,153	263,639	274,305
Property charges and other	29,563	16,623	19,017

Total operating costs and expenses	1,413,579	1,380,576	1,377,870

Operating income (loss)	74,027	101,319	(81,314)

Other income (expense):
Interest income and other	626	263	408
Interest expense, net of amounts capitalized	(224,271)	(201,339)	(193,444)
Increase (decrease) in swap fair value	2,260	3,829	(4,233)
Loss on extinguishment of debt/exchange offer	(7,449)	—	(70,055)
Equity in income from unconsolidated affiliates	311	296	309

Other income (expense), net	(228,523)	(196,951)	(267,015)

Net loss	(154,496)	(95,632)	$(348,329)
Other comprehensive income	—	—	—

Total comprehensive loss	$(154,496)	$(95,632)	$(348,329)

The accompanying notes are an integral part of these consolidated financial statements.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONSOLIDATED STATEMENTS OF MEMBER’S EQUITY

(amounts in thousands)

Balance at January 1, 2010	$1,385,553
Net loss	(348,329)
Parent company stock-based compensation	11,278
Contributions from Wynn Resorts, Limited	50,000

Balance at December 31, 2010	1,098,502
Net loss	(95,632)
Parent company stock-based compensation	7,437

Balance at December 31, 2011	1,010,307
Net loss	(154,496)
Parent company stock-based compensation	5,291
Distribution to Wynn Resorts, Limited	(794,017)

Balance at December 31, 2012	$67,085

The accompanying notes are an integral part of these consolidated financial statements.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Years Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net loss	$(154,496)	$(95,632)	$(348,329)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	250,153	263,639	274,305
Stock-based compensation	5,291	7,437	11,278
Loss on extinguishment of debt	7,449	—	64,673
Amortization and write-offs of deferred financing costs and other	12,449	13,822	15,705
Equity in income from unconsolidated affiliates, net of distributions	58	93	(309)
Provision for doubtful accounts	18,306	20,332	15,729
Property charges and other	26,332	14,689	4,068
(Increase) decrease in swap fair value	(2,260)	(3,829)	4,233
Increase (decrease) in cash from changes in:
Receivables	(43,541)	(35,747)	(29,683)
Inventories and prepaid expenses and other	3,033	13,237	19,452
Accounts payable and accrued expenses	31,013	5,679	41,777
Due to affiliates, net	16,513	24,242	31,746

Net cash provided by operating activities	170,300	227,962	104,645

Cash flows used in investing activities:
Capital expenditures, net of construction payables and retention	(41,552)	(65,207)	(157,080)
Deposits and purchase of other assets	(2,603)	(2,348)	(4,796)
Due to affiliates, net	7,319	13,728	3,597
Proceeds from sale of equipment	477	255	218

Net cash used in investing activities	(36,359)	(53,572)	(158,061)

Cash flows from financing activities:
Principal payments on long-term debt	(372,267)	(25,473)	(1,933,238)
Proceeds from issuance of long-term debt	900,000	—	1,995,686
Distributions (to) from Parent	(700,025)	—	50,000
Interest rate swap settlement	(2,368)	—	—
Payments of financing costs	(12,265)	(58)	(72,846)

Net cash (used in) provided by financing activities	(186,925)	(25,531)	39,602

Cash and cash equivalents:
Increase (decrease) in cash and cash equivalents	(52,984)	148,859	(13,814)
Balance, beginning of year	201,399	52,540	66,354

Balance, end of year	$148,415	$201,399	$52,540

Supplemental cash flow disclosures:
Cash paid for interest, net of amounts capitalized	$203,618	$197,949	$147,542
Golf course and water rights distribution	93,992	—	—
Change in construction payables and retention	(6,017)	(3,479)	(9,599)
Asset transfers from affiliate	1,176	—	—
Capitalized stock-based compensation	81	512	525

The accompanying notes are an integral part of these consolidated financial statements.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization

Wynn Las Vegas, LLC was formed on April 17, 2001 as a Nevada limited liability company. Unless the context otherwise requires, all references herein to the “Company” refer to Wynn Las Vegas, LLC, a Nevada limited liability company and its consolidated subsidiaries. The sole member of the Company is Wynn Resorts Holdings, LLC (“Holdings”). The sole member of Holdings is Wynn Resorts, Limited (“Wynn Resorts”). The Company was organized primarily to construct and operate Wynn Las Vegas I Encore (“Wynn Las Vegas”), a fully intergrated destination resort and casino on the “Strip” in Las Vegas, Nevada.

Wynn Las Vegas Capital Corp. (“Wynn Capital”) is a wholly owned subsidiary of the Company incorporated on June 3, 2002, solely for the purpose of obtaining financing for Wynn Las Vegas. Wynn Capital is authorized to issue 2,000 shares of common stock, par value $0.01. At December 31, 2012, the Company owned the one share that was issued and outstanding. Wynn Capital has neither any significant net assets nor has had any operating activity. Its sole function is to serve as the co-issuer of the mortgage notes described below. Wynn Las Vegas, LLC and Wynn Capital together are hereinafter referred to as the “Issuers”.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The Company’s investment in the 50%-owned joint venture operating the Ferrari and Maserati automobile dealership inside Wynn Las Vegas is accounted for under the equity method. All significant intercompany accounts and transactions have been eliminated. Certain amounts in the consolidated financial statements for the previous periods have been reclassified to be consistent with the current period presentation. These reclassifications had no effect on the previously reported net loss.

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

Accounts Receivable and Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of casino accounts receivable. The Company issues credit in the form of “markers” to approved casino customers following investigations of creditworthiness. At December 31, 2012 and 2011, approximately 78% and 75%, respectively, of the Company’s markers were due from customers residing outside the United States, primarily in Asia. Business or economic conditions or other significant events in these countries could affect the collectability of such receivables.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accounts receivable, including casino and hotel receivables, are typically non-interest bearing and are initially recorded at cost. Accounts are written off when management deems them to be uncollectible. Recoveries of accounts previously written off are recorded when received. An estimated allowance for doubtful accounts is maintained to reduce the Company’s receivables to their carrying amount, which approximates fair value. The allowance is estimated based on specific review of customer accounts as well as management’s experience with collection trends in the casino industry and current economic and business conditions. In June 2012, the Company recorded an adjustment to its reserve estimates for casino accounts receivable based on the results of historical collection patterns and current collection trends. For the year ended December 31, 2012, this adjustment benefitted operating income and net loss by $9.6 million.

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

Property and Equipment

Purchases of property and equipment are stated at cost. Depreciation is provided over the estimated useful lives of the assets using the straight-line method as follows:

Buildings and improvements	10 to 45 years
Land improvements	10 to 45 years
Airplane	18 years
Furniture, fixtures and equipment	3 to 20 years

Costs related to improvements are capitalized, while costs of building repairs and maintenance are charged to expense as incurred. The cost and accumulated depreciation of property and equipment retired or otherwise disposed of are eliminated from the respective accounts and any resulting gain or loss is included in operating loss.

Capitalized Interest

The interest cost associated with major development and construction projects is capitalized and included in the cost of the project. Interest capitalization ceases once a project is substantially complete or no longer undergoing construction activities to prepare it for its intended use. When no debt is specifically identified as being incurred in connection with a construction project, the Company capitalizes interest on amounts expended on the project at the Company’s weighted average cost of borrowed money. There was no interest capitalized during the years ended December 31, 2012 and 2011. Interest of $0.6 million was capitalized for the year ended December 31, 2010.

Intangibles

The Company’s indefinite-lived intangible assets consist primarily of trademarks. Indefinite-lived intangible assets are not amortized, but are reviewed annually for impairment. The Company’s finite-lived intangible assets consist of show production rights. Finite-lived intangible assets are amortized over the shorter of their contractual terms or estimated useful lives.

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

Deferred Financing Costs

Direct and incremental costs incurred in obtaining loans or in connection with the issuance of long-tem debt are capitalized and amortized to interest expense over the terms of the related debt agreements. Approximately $5.2 million, $6.1 million and $7.7 million, was amortized to interest expense during the years ended December 31, 2012, 2011 and 2010, respectively. Debt discounts incurred in connection with the issuance of debt have been capitalized and are being amortized to interest expense using the effective interest method.

Derivative Financial Instruments

The Company has managed its market risk, including interest rate risk associated with variable rate borrowings, through balancing fixed-rate and variable-rate borrowings with the use of derivative financial instruments. The fair value of derivative financial instruments are recognized as assets or liabilities at each balance sheet date, with changes in fair value affecting net income (loss) or comprehensive income (loss) as applicable. The Company’s interest rate swaps did not qualify for hedge accounting. Accordingly, changes in the fair value of the interest rate swaps are presented as an increase (decrease) in fair value of swaps in the accompanying Consolidated Statements of Operations and Comprehensive Loss.

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

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

providing such promotional allowances is primarily included in casino expenses as follows (amounts in thousands):

	Years Ended December 31,
	2012	2011	2010
Rooms	$36,974	$36,160	$40,911
Food and beverage	58,566	57,420	59,111
Entertainment, retail and other	13,740	15,231	19,515

Total	$109,280	$108,811	$119,537

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

Gaming Taxes

The Company is subject to taxes based on gross gaming revenue in the jurisdictions in which it operates, subject to applicable jurisdictional adjustments. These gaming taxes are an assessment on the Company’s gaming revenue and are recorded as an expense within the “Casino” line item in the accompanying Consolidated Statements of Operations and Comprehensive Loss. These taxes totaled $41.8 million, $43.9 million and $37.7 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Advertising Costs

The Company expenses advertising costs the first time the advertising takes place. Advertising costs incurred in development periods are included in pre-opening costs. Once a project is completed, advertising costs are primarily included in general and administrative expenses. Total advertising costs were $19.5 million, $16.3 million and $14.7 million for the years ended December 31, 2012, 2011 and 2010, respectively.

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

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income Taxes

The Company is organized as a limited liability company with one member. As a limited liability company, the Company is considered a flow-through entity for U.S. income tax purposes resulting in its owner being obligated for any taxes resulting from its operations. Accordingly, no provision has been made for federal income taxes as such taxes are the responsibility of its member.

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

Further information on the Company’s stock-based compensation arrangements is included in Note 10 “Benefit Plans”.

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

In May 2011, the FASB issued an accounting standards update that is intended to align the principles for fair value measurements and the related disclosure requirements under GAAP and IFRS. From a GAAP perspective, the updates are largely clarifications and certain additional disclosures. The effective date for this update is for years, and the interim periods within those years, beginning after December 15, 2011. The adoption of this standard did not have a material impact on the Company’s financial statements.

In June 2011, the FASB issued an accounting standards update that requires items of net income, items of other comprehensive income (“OCI”) and total comprehensive income to be presented in one continuous statement or two separate but consecutive statements. This makes the presentation of items within OCI more prominent. Companies are no longer allowed to present OCI in the statement of stockholders’ equity. The effective date for this update was for the years, and the interim periods within those years, beginning after December 15, 2011. The Company has adopted this guidance and Consolidated Statements of Operations and Comprehensive Loss are included in the Company’s financial statements.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. Receivables, net

Receivables, net consisted of the following (amounts in thousands):

	As of December 31,
	2012	2011
Casino	$190,528	$156,469
Hotel	16,914	19,738
Retail leases and other	19,234	20,799

	226,676	197,006
Less: allowance for doubtful accounts	(64,281)	(56,777)

	$162,395	$140,229

4. Property and Equipment, net

Property and equipment, net consisted of the following (amounts in thousands):

	As of December 31,
	2012	2011
Land and improvements	$622,942	$717,156
Buildings and improvements	2,626,384	2,617,523
Airplane	44,364	44,364
Furniture, fixtures and equipment	1,336,661	1,350,525
Construction in progress	2,518	6,368

	4,632,869	4,735,936
Less: accumulated depreciation	(1,417,264)	(1,206,560)

	$3,215,605	$3,529,376

Depreciation expense for the years ended December 31, 2012, 2011 and 2010 was $246.4 million, $257.8 million and $266 million, respectively.

5. Intangibles, net

Intangibles, net consisted of the following (amounts in thousands):

	Show Production Rights	Water Rights	Trademarks	Total Intangibles, Net
January 1, 2011	$5,005	$6,400	$1,399	$12,804
Amortization	(2,071)	—	—	(2,071)

December 31, 2011	2,934	6,400	1,399	10,733
Amortization	(2,071)	—	—	(2,071)
Distribution to Parent	—	(6,400)	—	(6,400)

December 31, 2012	$863	$—	$1,399	$2,262

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Show production rights represent the amounts paid to purchase the rights to present the “Le Rêve” production show. The Company expects show production rights amortization of $0.9 million in 2013, which is the final year of amortization.

Water rights reflect the fair value allocation determined in the purchase of the property on which Wynn Las Vegas is located in April 2000. On September 18, 2012, the Company distributed to Wynn Resorts, Limited, the Wynn Las Vegas water rights valued at $6.4 million. The value of the trademarks primarily represents the costs to acquire the “Le Rêve” name. The trademarks are indefinite-lived assets and, accordingly, not amortized.

6. Long-Term Debt

Long-term debt consisted of the following (amounts in thousands):

	As of December 31,
	2012	2011
7 7/8% First Mortgage Notes, due November 1, 2017, net of original issue discount of $7,384 at December 31, 2012 and $8,578 at December 31, 2011	$492,616	$491,422
7 7/8% First Mortgage Notes, due May 1, 2020, net of original issue discount of $2,102 at December 31, 2012 and $2,303 at December 31, 2011	349,908	349,707
7 3/4% First Mortgage Notes, due August 15, 2020	1,320,000	1,320,000
5 3/8% First Mortgage Notes, due March 15, 2022	900,000	—
Term Loan Facility, due August 15, 2013; interest at LIBOR plus 1.875%	—	40,262
Term Loan Facility, due August 17, 2015; interest at LIBOR plus 3.0%	—	330,605
$42 million Note Payable due April 1, 2017; interest at LIBOR plus 1.25%	33,950	35,350
Payable to Affiliate	30,000	30,000

	3,126,474	2,597,346
Current portion of long-term debt	(1,050)	(89,425)

	$3,125,424	$2,507,921

7 7/8% First Mortgage Notes due 2017

In October 2009, the Issuers issued, in a private offering, $500 million aggregate principal amount of 7 7/8% first mortgage notes due November 1, 2017 (the “2017 Notes”) at a price of 97.823% of the principal amount. Interest is due on the 2017 Notes on May 1st and November 1st of each year. Commencing November 1, 2013, the 2017 Notes are redeemable at the Issuers’ option at a price equal to 103.938% of the principal amount redeemed and the premium over the principal amount declines ratably on November 1st of each year thereafter to zero on or after November 1, 2015. The 2017 Notes are senior obligations of the Issuers and are unsecured (except by the first priority pledge by Wynn Resorts Holdings, LLC of its equity interests in Wynn Las Vegas, LLC (the “Holdings pledge”)). The Issuers’ obligations under the 2017 Notes rank pari passu in right of payment with the 7 7/8% 2020 Notes (as defined below), the 7 3/4% 2020 Notes (as defined below) and the 2022 Notes (as defined below). The 2017 Notes are not guaranteed by any of our subsidiaries. If the Issuers undergo a change of control, they must offer to repurchase the 2017 Notes at 101% of the principal amount, plus accrued and unpaid interest. The indenture governing the 2017 Notes contains customary negative covenants and financial covenants, including, but not limited to, covenants that restrict Wynn Las Vegas, LLC’s ability to: pay dividends or distributions or repurchase equity; incur additional debt; make investments; create liens on assets to secure debt; enter into transactions with affiliates; enter into sale-leaseback transactions; merge or consolidate with another company; transfer and sell assets or create dividend and other payment restrictions affecting subsidiaries.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7 7/8% First Mortgage Notes due 2020

In April 2010, the Issuers issued, in a private offering, $382 million aggregate principal amount of 7 7/8% first mortgage notes due May 1, 2020 (the “7 7/8% 2020 Notes”) of which Wynn Resorts owns a face amount of $30 million. The 7 7/8% 2020 Notes were issued pursuant to an exchange offer for previously issued notes that were to mature in December 2014. Interest is due on the 7 7/8% 2020 Notes on May 1st and November 1st of each year. Commencing May 1, 2015, the 7 7/8% 2020 Notes are redeemable at the Issuers’ option at a price equal to 103.938% of the principal amount redeemed and the premium over the principal amount declines ratably on May 1st of each year thereafter to zero on or after May 1, 2018. The 7 7/8% 2020 Notes are senior obligations of the Issuers and are unsecured (except by the Holdings pledge). The Issuers’ obligations under the 7 7/8% 2020 Notes rank pari passu in right of payment with the 2017 Notes, the 7 3/4% 2020 Notes (as defined below) and the 2022 Notes (as defined below). The 7 7/8% 2020 Notes are not guaranteed by any of our subsidiaries. If the Issuers undergo a change of control, they must offer to repurchase the 7 7/8% 2020 Notes at 101% of the principal amount, plus accrued and unpaid interest. The indenture governing the 7 7/8% 2020 Notes contains customary negative covenants and financial covenants, including, but not limited to, covenants that restrict Wynn Las Vegas, LLC’s ability to: pay dividends or distributions or repurchase equity; incur additional debt; make investments; create liens on assets to secure debt; enter into transactions with affiliates; enter into sale-leaseback transactions; merge or consolidate with another company; transfer and sell assets or create dividend and other payment restrictions affecting subsidiaries.

7 3/4% First Mortgage Notes due 2020

In August 2010, the Issuers issued $1.32 billion aggregate principal amount of 7 3/4% first mortgage notes due August 15, 2020 (the “7 3/4% 2020 Notes”). The 7 3/4% 2020 Notes were issued at par. The 7 3/4% 2020 Notes refinanced a previous notes issue that was to mature in December 2014. Interest is due on the 7 3/4% 2020 Notes on February 15th and August 15th of each year. Commencing August 15, 2015, the 7 3/4% 2020 Notes are redeemable at the Issuers’ option at a price equal to 103.875% of the principal amount redeemed and the premium over the principal amount declines ratably on August 15th of each year thereafter to zero on or after August 15, 2018. The 7 3/4% 2020 Notes are senior obligations of the Issuers and are unsecured (except by the Holdings pledge). The Issuers’ obligations under the 7 3/4% 2020 Notes rank pari passu in right of payment with the 2017 Notes, the 7 7/8% 2020 Notes and the 2022 Notes (as defined below). The 7 3/4% 2020 Notes are not guaranteed by any of our subsidiaries. If the Issuers undergo a change of control, they must offer to repurchase the 7 3/4% 2020 Notes at 101% of the principal amount, plus accrued and unpaid interest. The indenture governing the 7 3/4% 2020 Notes contains customary negative covenants and financial covenants, including, but not limited to, covenants that restrict Wynn Las Vegas, LLC’s ability to: pay dividends or distributions or repurchase equity; incur additional debt; make investments; create liens on assets to secure debt; enter into transactions with affiliates; enter into sale-leaseback transactions; merge or consolidate with another company; transfer and sell assets or create dividend and other payment restrictions affecting subsidiaries.

5 3/8% First Mortgage Notes due 2022

In March 2012, the Issuers issued, in a private offering, $900 million aggregate principal amount of 5.375% first mortgage notes due 2022 (the “2022 Notes”). A portion of the proceeds were used to repay all amounts outstanding under the Wynn Las Vegas term loan facilities. In October 2012, the Issuers commenced an offer to exchange all of the 2022 Notes for notes registered under the Securities Act of 1933, as amended. The exchange offer closed on November 6, 2012. Interest is due on the 2022 Notes on March 15th and September 15th of each year. Commencing March 15, 2017, the 2022 Notes are redeemable at the Issuers’ option at a price equal to 102.688% of the principal amount redeemed and the premium over the principal amount declines ratably on March 15th of each year thereafter to zero on or after March 15, 2022. The 2022 Notes are senior obligations of

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the Issuers and are unsecured (except by the Holdings pledge). The Issuers’ obligations under the 2022 Notes rank pari passu in right of payment with the 2017 Notes, the 7 7/8% 2020 Notes and the 7 3/4% 2020 Notes. The 2022 Notes are not guaranteed by any of our subsidiaries. If the Issuers undergo a change of control, they must offer to repurchase the 2022 Notes at 101% of the principal amount, plus accrued and unpaid interest. The indenture governing the 2022 Notes contains customary negative covenants and financial covenants, including, but not limited to, covenants that restrict Wynn Las Vegas, LLC’s ability to: pay dividends or distributions or repurchase equity; incur additional debt; make investments; create liens on assets to secure debt; enter into transactions with affiliates; enter into sale-leaseback transactions; merge or consolidate with another company; transfer and sell assets or create dividend and other payment restrictions affecting subsidiaries.

As described in Note 11 of the Consolidated Financial Statements, Elaine Wynn has submitted a cross claim against Steve Wynn and Kazuo Okada. The indentures for the 2017 Notes, the 7 7/8% 2020 Notes, the 7 3/4% 2020 Notes and the 2022 Notes (collectively, the “Indentures”) provide that if Steve Wynn, together with certain related parties, in the aggregate beneficially owns a lesser percentage of the outstanding common stock of the Company than are beneficially owned by any other person, a change of control will have occurred. If Elaine Wynn prevails in her cross claim, Steve Wynn would not beneficially own or control Elaine Wynn’s shares and a change in control may result under the Indentures and the Company’s other debt documents.

In September 2012, as discussed below, the Wynn Las Vegas Credit Agreement (as defined below) was terminated, and in accordance with the respective Indentures, the liens (other than the Holdings pledge) on the assets of Wynn Las Vegas, LLC and its subsidiaries securing, and the subsidiary guarantees of, the 2017 Notes, the 7 7/8% 2020 Notes, the 7 3/4% 2020 Notes and the 2022 Notes were released.

Credit Facilities

In March 2012, Wynn Las Vegas entered into an eighth amendment (“Amendment No. 8”) to our Amended and Restated Credit Agreement, dated as of August 15, 2006 (as amended, the “Wynn Las Vegas Credit Agreement”). Amendment No. 8 amended the Wynn Las Vegas Credit Agreement to, among other things, permit the issuance of the 2022 Notes. Concurrently with the issuance of the 2022 Notes, we prepaid all term loans under the Wynn Las Vegas Credit Agreement, terminated all of our revolving credit commitments that were due to expire in 2013, and terminated all but $100 million of our revolving credit commitments expiring in 2015. In connection with this transaction, the Company expensed deferred financing fees of $4.8 million, all related to the Wynn Las Vegas term loan and revolving credit facilities.

In September 2012, Wynn Las Vegas terminated the Wynn Las Vegas Credit Agreement. No loans were outstanding under the Wynn Las Vegas Credit Agreement at the time of termination. Prior to such termination, certain letters of credit in which lenders had participated pursuant to the Wynn Las Vegas Credit Agreement were reallocated to a separate, unsecured letter of credit facility provided by Deutsche Bank, A.G. Wynn Las Vegas did not incur any early termination penalties related to the termination.

In connection with the termination, the Company expensed $2.6 million of previously deferred financing costs and third party fees related to the Wynn Las Vegas Credit Agreement.

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

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value of Long-term Debt

The net book value of the first mortgage notes was $3.1 billion and $2.2 billion at December 31, 2012 and 2011, respectively. The estimated fair value of the first mortgage notes based upon most recent trades (using level 2 inputs) at December 31, 2012 and 2011 was approximately $3.4 billion and $2.4 billion, respectively. The net book value of the Company’s other debt instrument was $34 million and the fair value of such debt was approximately $34 million as of December 31, 2012.

Scheduled Maturities of Long-Term Debt

Scheduled maturities of long-term debt including the accretion of debt discounts of $9.5 million are as follows (amounts in thousands):

Years Ending December 31,
2013	$1,050
2014	1,400
2015	1,400
2016	1,400
2017	528,700
Thereafter	2,602,010

$3,135,960

7. Interest Rate Swap

In June 2012, the Company terminated its only outstanding interest rate swap for a payment of $2.4 million. The Company had entered into floating-for-fixed interest rate swap arrangements in order to manage interest rate risk relating to certain of its debt facilities. This interest rate swap agreement modified the Company’s exposure to interest rate risk by converting a portion of the Company’s floating-rate debt to a fixed rate. This interest rate swap essentially fixed the interest rate at the percentage noted below; however, changes in the fair value of the interest rate swap for each reporting period have been recorded as an increase (decrease) in swap fair value in the accompanying Consolidated Statements of Operations and Comprehensive Loss as the interest rate swap did not qualify for hedge accounting.

The Company measured the fair value of its interest rate swap on a recurring basis pursuant to accounting standards for fair value measurements. These standards establish a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. The Company categorizes this interest rate swap as Level 2.

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

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. Related Party Transactions, net

Amounts Due to Affiliates, net

As of December 31, 2012, the Company’s current Due to Affiliates, net was comprised of $33.7 million including corporate allocations discussed below and $4.1 million of construction related payables. The long-term Due to Affiliates is management fees of $146.3 million (equal to 1.5% of net revenues and payable upon meeting certain leverage ratios as specified in the documents governing the first mortgage notes indentures).

As of December 31, 2011, the Company’s current Due to Affiliates, net was comprised of $31 million including corporate allocations discussed below and $10.1 million of construction related payables. The long-term Due to Affiliates is management fees of $124 million (equal to 1.5% of net revenues and payable upon meeting certain leverage ratios as specified in the documents governing the first mortgage notes indentures).

The Company periodically settles amounts Due to Affiliates with cash receipts and payments, except for the management fee, which is payable upon meeting certain leverage ratios specified in the documents governing the first mortgage notes indenture.

Corporate Allocations

The accompanying Consolidated Statements of Operations and Comprehensive Loss include allocations from Wynn Resorts for legal, accounting, human resource, information services, real estate, and other corporate support services. The corporate support service allocations have been determined on a basis that Wynn Resorts and the Company consider to be reasonable estimates of the utilization of service provided or the benefit received by the Company. Wynn Resorts maintains corporate offices at Wynn Las Vegas without charge from the Company. The Company settles these corporate allocation charges with Wynn Resorts on a periodic basis as discussed in “Amounts Due to Affiliates, net” above. During the years ended December 31, 2012, 2011 and 2010, $26.2 million, $28.6 million, and $25.9 million, respectively, was charged to the Company for such corporate allocations.

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

Villa Suite Lease

On March 18, 2010, Mr. Wynn and Wynn Las Vegas entered into an Amended and Restated Agreement of Lease (the “SW Lease”) for a villa suite to serve as Mr. Wynn’s personal residence. The SW Lease amends and restates a prior lease. The SW Lease was approved by the Audit Committee of the Board of Directors of Wynn Resorts, Limited (the “Audit Committee”). The term of the SW Lease commenced as of March 1, 2010 and runs concurrent with Mr. Wynn’s employment agreement with Wynn Resorts; provided that either party may terminate on 90 days notice. Pursuant to the SW Lease, the rental value of the villa suite will be treated as imputed income to Mr. Wynn, and will be equal to the fair market value of the accommodations provided. Effective March 1, 2010, and for the first two years of the term of the SW Lease, the rental value was $503,831

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

per year. Effective March 1, 2012, the rental value is $440,000 per year based on the current fair market value as established by the Audit Committee of Wynn Resorts with the assistance of an independent third-party appraisal. The rental value for the villa suite will be re-determined every two years during the term of the lease by the Audit Committee, with the assistance of an independent third-party appraisal. Certain services for, and maintenance of, the villa suite, as well as minimal warehouse space are included in the rental.

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

Golf Course Lease

On September 18, 2012, the Company distributed to Wynn Resorts, Limited, the Wynn Las Vegas golf course land and the related water rights. Commencing September 18, 2012, the Company leases approximately 140 acres (upon which the golf course is located) and water rights from Wynn Resorts. The term of this lease is on a month-to-month basis provided, however, that either party may terminate this lease by providing written notice of such termination to the other party no later than thirty (30) days prior to the expiration of any monthly period. The combined rental value for both the golf course land and the water rights is $598,000 per month.

9. Property Charges and Other

Property charges and other for the years ended December 31, 2012, 2011 and 2010, were $29.6 million, $16.6 million and $19 million, respectively. In response to the Company’s evaluation of its resort and the reactions of its guests, the Company makes enhancements and refinements to the resort. Costs relating to assets retired as a result of these enhancement and remodel efforts have been expensed as property charges.

Property charges and other for the year ended December 31, 2012 include a remodel of two restaurants, charges associated with the termination of a show that ended its run in November 2012, and miscellaneous renovations and abandonments at our resort.

Property charges and other for the year ended December 31, 2011 include the write off of certain off-site golf memberships, miscellaneous renovations and abandonments, including modifications of the Encore retail esplanade, closure of the Blush nightclub and the write off of certain costs related to a show that ended its run in April 2011.

Property charges and other for the year ended December 31, 2010 include a contract termination payment of $14.9 million related to a management contract for certain of the nightclubs at Wynn Las Vegas as well as miscellaneous renovations, abandonments and gain/loss on sale of equipment.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. Benefit Plans

Employee Savings Plan

Wynn Resorts established a retirement savings plan under Section 401(k) of the Internal Revenue Code covering its non-union employees in July 2000. The plan allows employees to defer, within prescribed limits, a percentage of their income on a pre-tax basis through contributions to this plan. The Company suspended matching contributions to this plan effective March 2009 and no amounts were expensed during the years ended December 31, 2012, 2011 and 2010.

Multi-employer pension plan

Wynn Las Vegas contributes to a multi-employer defined benefit pension plan for certain of its union employees under the terms of the Southern Nevada Culinary and Bartenders Union collective-bargaining agreement. The collective-bargaining agreement that covers these union-represented employees expires in 2016. The legal name of the multi-employer pension plan is the Southern Nevada Culinary and Bartenders Pension Plan (the “Plan”) (EIN: 88-6016617 Plan Number: 001). The Company recorded an expense of $8.6 million, $7.6 million and $6.8 million for contributions to the Plan for the years ended December 31, 2012, 2011 and 2010, respectively. For the 2011 plan year, the most recent for which plan data is available, the Company’s contributions were identified by the Plan to exceed 5% of total contributions for that year. Based on the information we received from the Plan, it was certified to be in neither endangered nor critical status for the 2011 plan year. Risks of participating in a multi-employer plan differs from single-employer plans for the following reasons: (1) assets contributed to a multi-employer plan by one employer may be used to provide benefits to employees of other participating employers; (2) if a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers; and (3) if a participating employer stops participating, it may be required to pay those plans an amount based on the underfunded status of the plan, referred to as a withdrawal liability.

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

The total compensation cost relating both to stock options and nonvested stock for the years ended December 31, 2012, 2011 and 2010 is allocated as follows (amounts in thousands):

	Years Ended December 31,
	2012	2011	2010
Casino	$3,047	$4,165	$6,162
Rooms	243	293	366
Food and beverage	178	429	301
Entertainment, retail and other	43	24	87
General and administrative	1,780	2,526	4,362

Total stock-based compensation expense	$5,291	$7,437	$11,278

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. Commitments and Contingencies

Leases and other arrangements

The Company is the lessor under several retail leases and has entered into license and distribution agreements for additional retail outlets. The Company also is a party to joint venture agreements for the operation of one other retail outlet and the Ferrari and Maserati automobile dealership at Wynn Las Vegas.

The following represents the future minimum rentals to be received under the operating leases (amounts in thousands):

Years Ending December 31,
2013	$4,049
2014	4,012
2015	2,854
2016	2,583
2017	1,953
Thereafter	745

$16,196

In addition, the Company is the lessee under leases for certain land, buildings and office equipment. At December 31, 2012, the Company was obligated under non-cancellable operating leases, to make future minimum lease payments as follows (amounts in thousands):

Years Ending December 31,
2013	$2,936
2014	2,905
2015	2,133
2016	1,214
2017	138
Thereafter	2,495

$11,821

Rent expense for the years ended December 31, 2012, 2011 and 2010 was $17.1 million, $16.2 million and $16.1 million, respectively.

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

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Matters Related to Wynn Resorts, Limited

Determination of Unsuitability and Redemption of Aruze USA, Inc. and Affiliates

On February 18, 2012, Wynn Resorts’ Gaming Compliance Committee concluded an investigation after receiving an independent report by Freeh, Sporkin & Sullivan, LLP (the “Freeh Report”) detailing a pattern of misconduct by Aruze USA, Inc., at the time a stockholder of Wynn Resorts, Universal Entertainment Corporation, Aruze USA, Inc.’s parent company, and Kazuo Okada, the majority shareholder of Universal Entertainment Corporation, who, until February 21, 2013, was also a member of Wynn Resorts’ Board of Directors and was at the time a director of Wynn Macau, Limited. The factual record presented in the Freeh Report included evidence that Aruze USA, Inc., Universal Entertainment Corporation and Mr. Okada had provided valuable items to certain foreign gaming officials who were responsible for regulating gaming in a jurisdiction in which entities controlled by Mr. Okada were developing a gaming resort. Mr. Okada has denied the impropriety of such conduct to members of the Board of Directors of Wynn Resorts and Mr. Okada has refused to acknowledge or abide by Wynn Resorts’ anti-bribery policies and has refused to participate in the training all other directors have received concerning these policies.

Based on the Freeh Report, the Board of Directors of Wynn Resorts determined that Aruze USA, Inc., Universal Entertainment Corporation and Mr. Okada are “unsuitable persons” under Article VII of the Company’s articles of incorporation. The Board of Directors was unanimous (other than Mr. Okada) in its determination. The Board of Directors also requested that Mr. Okada resign as a director of Wynn Resorts (under Nevada corporation law, a board of directors does not have the power to remove a director) and recommended that Mr. Okada be removed as a member of the Board of Directors of Wynn Macau, Limited. In addition, on February 18, 2012, Mr. Okada was removed from the Board of Directors of Wynn Las Vegas Capital Corp., an indirect wholly owned subsidiary of Wynn Resorts. On February 24, 2012, Mr. Okada was removed from the Board of Directors of Wynn Macau, Limited and on February 22, 2013, he was removed from the Board of Directors of Wynn Resorts by a stockholder vote in which 99.6% of the over 86 million shares voted were cast in favor of removal. Additionally, Mr. Okada resigned from the Board of Directors of Wynn Resorts on February 21, 2013.

Based on the Board of Directors’ finding of “unsuitability,” on February 18, 2012, Wynn Resorts redeemed and cancelled Aruze USA, Inc.’s 24,549,222 shares of Wynn Resorts’ common stock. Following a finding of “unsuitability,” Article VII of Wynn Resorts’ articles of incorporation authorizes redemption at “fair value” of the shares held by unsuitable persons. Wynn Resorts engaged an independent financial advisor to assist in the fair value calculation and concluded that a discount to the then current trading price was appropriate because of, among other things, restrictions on most of the shares held by Aruze USA, Inc. under the terms of the Stockholders Agreement (as defined below). Pursuant to the articles of incorporation, Wynn Resorts issued the Redemption Note to Aruze USA, Inc. in redemption of the shares. The Redemption Note has a principal amount of $1.94 billion, matures on February 18, 2022 and bears interest at the rate of 2% per annum, payable annually in arrears on each anniversary of the date of the Redemption Note. Wynn Resorts may, in its sole and absolute discretion, at any time and from time to time, and without penalty or premium, prepay the whole or any portion of the principal or interest due under the Redemption Note. In no instance shall any payment obligation under the Redemption Note be accelerated except in the sole and absolute discretion of Wynn Resorts or as specifically mandated by law. The indebtedness evidenced by the Redemption Note is and shall be subordinated in right of payment, to the extent and in the manner provided in the Redemption Note, to the prior payment in full of all existing and future obligations of Wynn Resorts or any of its affiliates in respect of indebtedness for borrowed money of any kind or nature.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

After authorizing the redemption of the Aruze USA, Inc. shares, the Board of Directors took certain actions to protect Wynn Resorts and its operations from any influence of an unsuitable person, including placing limitations on the provision of certain operating information to unsuitable persons, evaluating whether to seek the removal of Mr. Okada from Wynn Resorts’ Board of Directors, and the formation of an Executive Committee of the Board to manage the business and affairs of Wynn Resorts during the period between each annual meeting. The Charter of the Executive Committee provides that “Unsuitable Persons” are not permitted to serve on the Committee. All members of the Board, other than Mr. Okada, were appointed to the Executive Committee on February 18, 2012. On February 24, 2012, the Board of Directors of Wynn Macau, Limited removed Mr. Kazuo Okada from the board. On January 3, 2013, Wynn Resorts filed a definitive proxy statement on Schedule 14A (“Proxy Statement”) for a special meeting of the stockholders to consider and vote upon a proposal to remove Mr. Okada as a director of Wynn Resorts (“Removal Proposal”). On January 24, 2013, Mr. Okada filed a complaint in the United States District Court, District of Nevada against Wynn Resorts, alleging that Proxy Statement was materially false and misleading in contravention of Section 14(a) of the Securities Exchange Act of 1934, as amended, and Securities and Exchange Commission Rule 14a-9 promulgated there under. Mr. Okada also filed a motion for a preliminary injunction on January 28, 2013, in which he sought an order preliminarily enjoining the special meeting of stockholders until such time as Wynn Resorts corrected certain alleged misstatements and omissions in its Proxy Statement. At the conclusion of a hearing held on February 15, 2013, the federal court denied Mr. Okada’s motion.

On the afternoon of February 21, 2013, Mr. Okada resigned as a director of Wynn Resorts. On February 22, 2013, the special meeting of stockholders was held and the stockholders approved the Removal Proposal with an affirmative vote of 85.7% of the shares entitled to vote at the special meeting (99.6% of the shares that were voted at the special meeting of stockholders were voted in favor of the Removal Proposal).

Redemption Action and Counterclaim

On February 19, 2012, Wynn Resorts filed a complaint in the Eighth Judicial District Court, Clark County, Nevada against Mr. Okada, Aruze USA, Inc. and Universal Entertainment Corporation (companies controlled by Mr. Okada) (the “Okada Parties”), alleging breaches of fiduciary duty and related claims. Wynn Resorts is seeking compensatory and special damages as well as a declaration that it acted lawfully and in full compliance with its articles of incorporation, bylaws and other governing documents in redeeming and cancelling the shares of Aruze,USA, Inc.

On March 12, 2012, the Okada Parties removed the action to the United States District Court for the District of Nevada (the action was subsequently remanded to Nevada state court). On that same date, the Okada Parties filed an answer denying the claims and a counterclaim that purports to assert claims against Wynn Resorts, each of the members of Wynn Resorts’ Board of Directors (other than Mr. Okada) and Wynn Resorts’ General Counsel (the “Wynn Parties”). As amended, the Okada Parties’ counterclaim alleges, among other things: (1) that the shares of Wynn Resorts common stock owned by Aruze USA, Inc. were exempt from the redemption-for-unsuitability provisions in the Wynn Resorts articles of incorporation pursuant to certain agreements executed in 2002; (2) that the Wynn Resorts directors who authorized the redemption of Aruze USA, Inc.’s shares acted at the direction of Stephen A. Wynn and did not independently and objectively evaluate Mr. Okada’s, Universal Entertainment Corporation’s, and Aruze USA, Inc.’s suitability, and by so doing, breached their fiduciary duties; (3) that the Wynn Resorts directors violated the terms of the Wynn Resorts articles of incorporation by failing to pay Aruze USA, Inc. fair value for the redeemed shares; and (4) that the terms of the Redemption Note that Aruze USA, Inc. received in exchange for the redeemed shares, including the Redemption Note’s principal amount, duration, interest rate, and subordinated status, were unconscionable. Among other relief, the amended counterclaim seeks a declaration that the redemption of Aruze USA, Inc.’s shares was void, an injunction

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

restoring Aruze USA, Inc.’s share ownership, damages in an unspecified amount and rescission of the Amended and Restated Stockholders Agreement. On August 31, 2012, Aruze USA, Inc. filed a motion for preliminary injunction with the Nevada state court. The motion sought an order that would prohibit Wynn Resorts from barring or preventing Aruze USA, Inc. from exercising rights as a stockholder at the November 2, 2012 annual meeting of Wynn Resorts’ stockholders. On October 2, 2012, the Nevada state court denied Aruze USA, Inc.’s motion for preliminary injunction. On October 19, 2012, Aruze USA, Inc. filed a notice of appeal with the Nevada Supreme Court. The appeal was assigned to the Nevada Supreme Court’s mediation program, has not progressed, and is pending. Wynn Resorts intends to vigorously defend against the appeal and to argue that the Nevada Supreme Court should affirm the state court’s decision denying Aruze USA, Inc.’s motion for a preliminary injunction.

Wynn Resorts’ complaint, as amended, and the Okada Parties’ counterclaim, as amended, were challenged at the pleading stage through motion practice. At a hearing held on November 13, 2012, the Nevada state court denied the Wynn Parties’ motion to dismiss the Okada Parties’ amended counterclaim, but dismissed the Okada Parties’ claims under the Nevada Racketeer Influenced and Corrupt Organizations Act. At a hearing held on January 15, 2013, the court denied the Okada Parties’ motion to dismiss Wynn Resorts’ amended complaint.

On February 13, 2013, the Okada Parties filed a motion in the Nevada state court in which they asked the court to establish a “disputed ownership fund” as defined in a federal tax regulation. Specifically, the motion sought an order establishing an escrow account to hold the Redemption Note issued to Aruze USA, Inc. as compensation for the shares of Wynn Resorts common stock redeemed by the board of directors in February 2012 in light of the board’s determination of unsuitability, as well as the redeemed shares themselves (although those shares were previously cancelled in February 2012), pending a resolution of the state court action. The order sought by the Okada Parties would also require Wynn Resorts to, among other things, make any payments on the Redemption Note into the escrow account. A hearing on the motion has been set for March 22, 2013. Wynn Resorts believes there is no basis for the relief requested in the motion and intends to oppose the motion vigorously.

Wynn Resorts is vigorously pursuing its claims against the Okada Parties, and Wynn Resorts and the other counter-defendants are vigorously defending against the counterclaims asserted against them. Wynn Resorts’ claims and the Okada Parties’ counterclaims are in a preliminary stage and management has determined that based on proceedings to date, it is currently unable to determine the probability of the outcome of this matter or the range of reasonably possible loss, if any. Any adverse judgments or settlements involving payment of a material sum of money could cause a material adverse effect on Wynn Resorts’ financial condition and results of operations and could expose Wynn Resorts’ to additional claims by third parties, including current or former investors or regulators. Any adverse judgments or settlements would reduce Wynn Resorts’ profits and could limit Wynn Resorts’ ability to operate its business.

Related Matters

Wynn Resorts provided the Freeh Report to appropriate regulators and law enforcement agencies and is cooperating with related investigations that such regulators and agencies have undertaken. The conduct of the Okada Parties and any resulting regulatory investigations could have adverse consequences to Wynn Resorts and its subsidiaries. A finding by regulatory authorities that Mr. Okada violated anti-corruption statutes and/or other laws or regulations applicable to persons affiliated with a gaming licensee on Company property and/or otherwise involved Wynn Resorts in criminal or civil violations could result in actions by regulatory authorities against Wynn Resorts. Relatedly, as described below, the Salt Lake Regional Office of the U.S. Securities and Exchange Commission (“SEC”) has commenced an informal inquiry into, and other regulators could pursue

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

separate investigations into, Wynn Resorts’ compliance with applicable laws arising from the allegations in the matters described above and in response to litigation filed by Mr. Okada suggesting improprieties in connection with Wynn Resorts’ donation to the University of Macau. While Wynn Resorts believes that it is in full compliance with all applicable laws, any such investigations could result in actions by regulators against Wynn Resorts. In February 2013, the Nevada Gaming Control Board informed Wynn Resorts that it has completed its investigation of allegations made by Mr. Okada against Wynn Resorts regarding the activities of Mr. Wynn and related entities in Macau and found no violations of the Gaming Control Act or the Nevada Gaming Commission Regulations.

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

Litigation Commenced by Kazuo Okada and Related Matters

Books and Records Action:

On January 11, 2012, Mr. Okada, in his role as a Wynn Resorts’ director, commenced a writ proceeding in the Eighth Judicial District Court, Clark County, Nevada, seeking to compel Wynn Resorts to produce certain books and records relating to a donation to the University of Macau, among other things.

In May 2011, Wynn Macau, a majority owned subsidiary of Wynn Resorts, made a commitment to the University of Macau Development Foundation in support of the new Asia-Pacific Academy of Economics and Management. This contribution consists of a $25 million payment made in May 2011 and a commitment for additional donations of $10 million each year for the calendar years 2012 through 2022 inclusive. The pledge was consistent with Wynn Resorts’ long-standing practice of providing philanthropic support for deserving institutions in the markets in which it operates. The pledge was made following an extensive analysis which concluded that the gift was made in accordance with all applicable laws. The pledge was considered by the boards of directors of both Wynn Resorts and Wynn Macau, Limited and approved by 15 of the 16 directors who served on those boards. The sole dissenting vote was cast by Mr. Okada whose stated objection was to the length of time over which the donation would occur, not its propriety.

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

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Directors make additional documents available to him, and ruled that Mr. Okada was entitled to inspect two additional pages of documents. Wynn Resorts promptly complied with the court’s ruling.

On May 25, 2012, Mr. Okada amended his petition to request inspection of additional records. Following a hearing held on October 2, 2012, the court ruled that Mr. Okada is entitled to review certain additional Company documents from the 2000 to 2002 time period. Wynn Resorts promptly complied with the court’s ruling. On November 2, 2012, Mr. Okada filed a motion to compel the production of additional documents and to depose a witness designated by Wynn Resorts. At the conclusion of a hearing held on November 8, 2012, the court denied Mr. Okada’s motion. Wynn Resorts has not received any further requests for information by Mr. Okada in relation to this matter as of the date of this report.

SEC Inquiry:

On February 8, 2012, following Mr. Okada’s lawsuit, Wynn Resorts received a letter from the Salt Lake Regional Office of the SEC requesting that, in connection with an informal inquiry by the SEC, Wynn Resorts preserve information relating to the donation to the University of Macau, any donations by Wynn Resorts to any other educational charitable institutions, including the University of Macau Development Foundation, and Wynn Resorts’ casino or concession gaming licenses or renewals in Macau. Wynn Resorts is fully cooperating with the Salt Lake Regional Office staff.

Japan Action:

On August 28, 2012, Mr. Okada, Universal Entertainment Corporation and Okada Holdings filed a complaint in Tokyo District Court against Wynn Resorts, all members of the Board of Directors (other than Mr. Okada) and Wynn Resorts’ General Counsel, alleging that the press release issued by Wynn Resorts with respect to the redemption has damaged plaintiffs’ social evaluation and credibility. The plaintiffs seek damages and legal fees from the defendants. Wynn Resorts and the other counter-defendants are vigorously defending against the claims asserted against them in this matter.

Federal Securities Action:

On January 3, 2013, Wynn Resorts filed a definitive proxy statement on Schedule 14A (“Proxy Statement”) for a special meeting of the stockholders to consider and vote upon a proposal to remove Mr. Okada as a director of Wynn Resorts (“Removal Proposal”). On January 24, 2013, Mr. Okada filed a complaint in the United States District Court, District of Nevada against Wynn Resorts, alleging that Proxy Statement was materially false and misleading in contravention of Section 14(a) of the Securities Exchange Act of 1934, as amended, and Securities and Exchange Commission Rule 14a-9 promulgated there under. Mr. Okada also filed a motion for a preliminary injunction on January 28, 2013, in which he sought an order preliminarily enjoining the special meeting of stockholders until such time as Wynn Resorts corrected certain alleged misstatements and omissions in its Proxy Statement. At the conclusion of a hearing held on February 15, 2013, the federal court denied Mr. Okada’s motion.

On the afternoon of February 21, 2013, Mr. Okada resigned as a director of Wynn Resorts. On February 22, 2013, the special meeting of stockholders was held and the stockholders approved the Removal Proposal with an affirmative vote of 85.7% of the shares entitled to vote at the special meeting (99.6% of the shares that were voted at the special meeting of stockholders were voted in favor of the Removal Proposal).

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Related Derivative Litigation

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

The Federal Plaintiffs filed a consolidated complaint on August 6, 2012, asserting claims for: (1) breach of fiduciary duty; (2) waste of corporate assets; (3) injunctive relief; and (4) unjust enrichment. The claims are against Wynn Resorts all Company directors, including Mr. Okada, however, the plaintiffs voluntarily dismissed Mr. Okada as a defendant in this consolidated action on September 27, 2012. The Federal Plaintiffs claim that the individual defendants breached their fiduciary duties and wasted assets by: (a) failing to ensure Wynn Resorts’ officers and directors complied with federal and state laws and Wynn Resorts’ Code of Conduct; (b) voting to allow Wynn Resorts’ subsidiary to make the donation to the University of Macau; and (c) redeeming Aruze USA, Inc.’s stock such that Wynn Resorts incurs the debt associated with the redemption. The Federal Plaintiffs seek unspecified compensatory damages, restitution in the form of disgorgement, reformation of corporate governance procedures, an injunction against all future payments related to the donation/pledge, and all fees (attorneys, accountants, and experts) and costs. The directors responded to the consolidated complaint by filing a motion to dismiss on September 14, 2012. On February 1, 2013, the federal court dismissed the complaint for failure to plead adequately the futility of a pre-suit demand on the Board of Directors. The dismissal was without prejudice to the Federal Plaintiffs’ ability to file a motion within 30 days seeking leave to file an amended complaint.

The two state court actions brought by the following plaintiffs have also been consolidated: (1) IBEW Local 98 Pension Fund and (2) Danny Hinson (collectively, the “State Plaintiffs”). Through a coordination of efforts by all parties, the directors and Wynn Resorts (a nominal defendant) have been served in all of the actions.

The State Plaintiffs filed a consolidated complaint on July 20, 2012 asserting claims for (1) breach of fiduciary duty; (2) abuse of control; (3) gross mismanagement; and (4) unjust enrichment. The claims are against Wynn Resorts and all Company directors, including Mr. Okada, as well as Wynn Resorts’ Chief Financial Officer, who signs financial disclosures filed with the SEC. The State Plaintiffs claim that the individual defendants failed to disclose to Wynn Resorts’ stockholders the investigation into, and the dispute with director Okada as well as the alleged potential violations of the FCPA related to, the University of Macau Development Foundation donation. The State Plaintiffs seek unspecified monetary damages (compensatory and punitive), disgorgement, reformation of corporate governance procedures, an order directing Wynn Resorts to internally investigate the donation, as well as attorneys’ fees and costs. On October 13, 2012, the court entered the parties’ stipulation providing for a stay of the state derivative action for 90 days, subject to the parties’ obligation to monitor the progress of the pending litigation, discussed above, between Wynn Resorts (among others) and Mr. Okada (among others). Per the stipulation, Wynn Resorts and the individual defendants were not required to respond to the consolidated complaint while the stay remained in effect. Although the stay has now expired, the State Plaintiffs have agreed to further extend the defendants’ time to respond to the consolidated complaint to allow the State Plaintiffs additional time to consider their plans for the action going forward, including a possible extension by agreement of the stay in the state derivative action.

The individual defendants are vigorously defending against the claims pleaded against them in these derivative actions. We are unable to predict the outcome of these litigations at this time.

12. Member’s Equity

During the year ended December 31, 2012, the Company distributed to Wynn Resorts, Limited, the Wynn Las Vegas golf course and the related water rights valued at $94 million, and $700 million in cash.

During the year ended December 31, 2010, Wynn Resorts made a cash capital contribution to the Company totaling $50 million. The proceeds from this contribution were used to fund paydowns of the Company’s debt.

13. Quarterly Financial Information (Unaudited)

The following table presents selected quarterly financial information for 2012 and 2011 (amounts in thousands):

	Year Ended December 31, 2012
	First	Second	Third	Fourth	Year
Net revenues	$363,147	$345,717	$388,096	$390,646	$1,487,606
Operating income	20,426	3,538	12,314	37,749	74,027
Net loss	(35,430)	(53,200)	(46,142)	(19,724)	(154,496)

	Year Ended December 31, 2011
	First	Second	Third	Fourth	Year
Net revenues	$395,037	$391,014	$347,254	$348,590	$1,481,895
Operating income (loss)	49,174	48,609	(415)	3,951	101,319
Net income (loss)	434	(1,517)	(49,509)	(45,040)	(95,632)

14. Subsequent Events

On January 3, 2013, Wynn Resorts filed a definitive proxy statement on Schedule 14A (“Proxy Statement”) for a special meeting of its stockholders to consider and vote upon a proposal to remove Mr. Okada as a director of Wynn Resorts (“Removal Proposal”). On January 24, 2013, Mr. Okada filed a complaint in the United States District Court, District of Nevada against Wynn Resorts, alleging that Proxy Statement was materially false and misleading in contravention of Section 14(a) of the Securities Exchange Act of 1934, as amended, and Securities and Exchange Commission Rule 14a-9 promulgated thereunder. Mr. Okada also filed a motion for a preliminary injunction on January 28, 2013, in which he sought an order preliminarily enjoining the special meeting of stockholders until such time as Wynn Resorts corrected certain alleged misstatements and omissions in its Proxy Statement. At the conclusion of a hearing held on February 15, 2013, the federal court denied Mr. Okada’s motion.

On the afternoon of February 21, 2013, Mr. Okada resigned as a director of Wynn Resorts. On February 22, 2013, the special meeting of stockholders was held and the stockholders approved the Removal Proposal with an affirmative vote of 85.7% of the shares entitled to vote at the special meeting (99.6% of the shares that were voted at the special meeting of stockholders were voted in favor of the Removal Proposal).

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a)        Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2012, the Company’s disclosure controls and procedures are effective, at the reasonable assurance level, in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely discussions regarding required disclosure.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.

Based on our assessment, management believes that, as of December 31, 2012, the Company’s internal control over financial reporting was effective.

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

On February 21, 2013, Wynn Resorts, Limited announced that Marilyn Spiegel will step down as president of Wynn Las Vegas. Ms. Spiegel will remain with the company to work on design and development of company projects. The company announced that Maurice Wooden, who previously served as chief operating officer of Wynn Las Vegas, will serve as president.

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

Item  14. Principal Accountant Fees and Services

The following table shows the fees paid or accrued by us for audit and other services provided by our auditors, Ernst & Young LLP, during each of the years ended December 31, 2012 and 2011:

	Aggregate Fees
Category	2012	2011
Audit fees	$307,174	$253,320
Audit-related fees	$—	$—
Tax fees	$200,000	$—
All other fees	$—	$—

“Audit fees” includes the aggregate fees billed by our principal auditors for professional services rendered for the audit of our consolidated financial statements for the year ended December 31. “Audit fees” also includes amounts billed for services provided in connection with debt offerings in 2012. “Tax fees” include amounts billed for domestic tax planning.

All of the principal accounting fees and services were pre-approved by the Audit Committee in 2012 and 2011. The Audit Committee pre-approves services either by: (1) approving a request from management to engage our principal auditors for a specific project at a specific fee or rate or (2) by pre-approving certain types of services that would comprise the fees within each of the above categories at our principal auditors usual and customary rates.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)1. The following consolidated financial statements of the Company are filed as part of this report under Item 8 – Financial Statements and Supplemental Data.

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of December 31, 2012 and 2011

•	Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2012, 2011 and 2010

•	Consolidated Statements of Member’s Equity for the years ended December 31, 2012, 2011 and 2010

•	Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010

•	Notes to Consolidated Financial Statements

(a)2. Financial Statement Schedules

•	Schedule II – Valuation and Qualifying Accounts

We have omitted all other financial statement schedules because they are not required or are not applicable, or the required information is shown in the consolidated financial statements or notes to the consolidated financial statements.

SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS

(amounts in thousands)

Description	Balance at January 1, 2012	Provisions for Doubtful Accounts	Write-offs, Net of Recoveries	Balance at December 31, 2012
Allowance for doubtful accounts	$56,777	18,306	(10,802)	$64,281

Description	Balance at January 1, 2011	Provisions for Doubtful Accounts	Write-offs, Net of Recoveries	Balance at December 31, 2011
Allowance for doubtful accounts	$44,306	20,332	(7,861)	$56,777

Description	Balance at January 1, 2010	Provisions for Doubtful Accounts	Write-offs, Net of Recoveries	Balance at December 31, 2010
Allowance for doubtful accounts	$49,487	15,729	(20,910)	$44,306

(a)3. Exhibits

Exhibits that are not filed herewith have been previously filed with the SEC and are incorporated herein by reference.

EXHIBIT INDEX

Exhibit No.	Description

3.1	Second Amended and Restated Articles of Organization of Wynn Las Vegas, LLC. (1)

3.2	Second Amended and Restated Operating Agreement of Wynn Las Vegas, LLC. (1)

3.3	First Amended and Restated Articles of Incorporation of Wynn Las Vegas Capital Corp. (1)

3.4	Certificate of Amendment of the Articles of Incorporation of Wynn Las Vegas Capital Corp. (1)

3.5	First Amended and Restated Bylaws of Wynn Las Vegas Capital Corp. (1)

3.6	First Amendment to the First Amended and Restated Bylaws of Wynn Las Vegas Capital Corp. (1)

3.7	Second Amendment to the First Amended and Restated Bylaws of Wynn Las Vegas Capital Corp. (1)

3.8	Articles of Organization of Kevyn, LLC. (13)

3.9	Operating Agreement of Kevyn, LLC. (13)

3.10	Amended and Restated Articles of Organization of Wynn Golf, LLC. (1)

3.11	First Amended and Restated Operating Agreement of Wynn Golf, LLC. (1)

3.12	Second Amended and Restated Articles of Organization of Las Vegas Jet, LLC. (1)

3.13	Second Amended and Restated Operating Agreement of Las Vegas Jet, LLC. (1)

3.14	Articles of Organization of Wynn Sunrise, LLC. (1)

3.15	First Amended and Restated Operating Agreement of Wynn Sunrise, LLC. (1)

3.16	Second Amended and Restated Articles of Organization of World Travel, LLC. (1)

3.17	Second Amended and Restated Operating Agreement of World Travel, LLC. (1)

3.18	First Amended and Restated Articles of Organization of Wynn Show Performers, LLC. (1)

3.19	First Amended and Restated Operating Agreement of Wynn Show Performers, LLC. (1)

4.1	Indenture, dated as of October 19, 2009, among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., the Guarantors set forth therein and U.S. Bank National Association, as trustee. (16)

4.2	Indenture, dated as of April 28, 2010, by and among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., the Guarantors set forth therein and U.S. Bank National Association, as trustee. (19)

4.3	Indenture, dated as of August 4, 2010, among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., the Guarantors named therein and U.S. Bank National Association, as trustee. (20)

4.4	Indenture, dated as of March 12, 2012, by and among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., the Guarantors set forth therein and U.S. Bank National Association, as trustee. (22)

4.5	Third Supplemental Indenture, dated August 4, 2010, among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., the Guarantors name therein and U.S. Bank National Association, as trustee. (20)

Exhibit No.	Description

10.1	Amended and Restated Master Disbursement Agreement, dated as of October 25, 2007, by and among Wynn Las Vegas, LLC, Deutsche Bank Trust Company Americas, as the initial Bank Agent, and Deutsche Bank Trust Company America, as the initial Disbursement Agent. (11)

10.2	First Amendment to Amended and Restated Master Disbursement Agreement, dated as of October 31, 2007, by and among Wynn Las Vegas, LLC, Deutsche Bank Trust Company Americas, as the initial Bank Agent, and Deutsche Bank Trust Company America, as the initial Disbursement Agent. (9)

10.3	Second Amendment to Amended and Restated Master Disbursement Agreement, dated as of November 6, 2007, by and among Wynn Las Vegas, LLC, Deutsche Bank Trust Company Americas, as the Bank Agent, and Deutsche Bank Trust Company Americas, as the Disbursement Agent. (10)

10.4	Third Amendment to Amended and Restated Master Disbursement Agreement, dated October 19, 2009, by and among Wynn Las Vegas, LLC, Deutsche Bank Trust Company Americas, as the Bank Agent, and Deutsche Bank Trust Company Americas, as the Disbursement Agent. (16)

10.5	Fourth Amendment to Amended and Restated Master Disbursement Agreement, dated April 28, 2010, by and among Wynn Las Vegas, LLC, Deutsche Bank Trust Company Americas, as the Bank Agent, and Deutsche Bank Trust Company Americas, as the Disbursement Agent. (19)

10.6	Fifth Amendment to Amended and Restated Master Disbursement Agreement, dated August 4, 2010, by and among Wynn Las Vegas, LLC, Deutsche Bank Trust Company Americas, as the Bank Agent, and Deutsche Bank Trust Company Americas, as the Disbursement Agent. (26)

10.7	Sixth Amendment to Amended and Restated Master Disbursement Agreement, dated March 12, 2012, by and among Wynn Las Vegas, LLC, Deutsche Bank Trust Company Americas, as the Bank Agent, and Deutsche Bank Trust Company Americas, as the Disbursement Agent. (22)

10.8	Promissory Note and Agreement, dated May 24, 2005, by Wells Fargo Northwest, National Association, not in its individual capacity but solely as owner trustee, and World Travel, LLC; and accepted and agreed to by Bank of America, N.A., as lender and Wells Fargo Bank, National Association, not in its individual capacity but solely as collateral agent. (5)

10.9	Promissory Note and Agreement, dated May 24, 2005, by Wells Fargo Northwest, National Association, not in its individual capacity but solely as owner trustee, and World Travel, LLC; and accepted and agreed to by The CIT Group / Equipment Financing, Inc., as lender and Wells Fargo Bank, National Association, not in its individual capacity but solely as collateral agent. (5)

10.10	Aircraft Security Agreement, dated May 24, 2005, between Wells Fargo Northwest, National Association, not in its individual capacity but solely as owner trustee, World Travel, LLC and Wells Fargo Bank, National Association, not in its individual capacity but solely as collateral agent. (5)

10.11	Guaranty, dated May 24, 2005, by Wynn Las Vegas, LLC in favor of The CIT Group / Equipment Financing, Inc., Bank of America, N.A. and Wells Fargo Bank, National Association, not in its individual capacity but solely as collateral agent. (5)

10.12	Agreement of Termination, dated June 30, 2005, by and between Stephen A. Wynn and Wynn Las Vegas, LLC. (6)

10.13	Fifth Amended and Restated Art Rental and Licensing Agreement, dated as of July 1, 2007, between Stephen A. Wynn, as lessor, Wynn Gallery, LLC, as lessee. (21)

10.14	Sixth Amended and Restated Art Rental and Licensing Agreement, dated as of July 1, 2012 between Stephen A. Wynn, as lessor, Wynn Las Vegas, LLC, as lessee. (25)

Exhibit No.	Description

10.15	Completion Guaranty, dated December 14, 2004, by Wynn Completion Guarantor, LLC in favor of Deutsche Bank Trust Company Americas, as the Bank Agent, and U.S. Bank National Association, as Indenture Trustee. (3)

10.16	Purchase Agreement, dated October 25, 2002, by and among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp. and Stephen A. Wynn. (2)

10.17	Purchase Agreement, dated October 25, 2002, by and among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp. and Aruze USA, Inc. (2)

10.18	Acknowledgement and Agreement, dated as of September 1, 2004, among Wynn Las Vegas, LLC, Wells Fargo Bank, National Association and the lenders named therein. (4)

10.19	Management Fees Subordination Agreement, dated as of December 14, 2004, by Wynn Resorts, Limited, Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., and those subsidiaries of Wynn Las Vegas, LLC listed on Exhibit A hereto in favor of Deutsche Bank Trust Company Americas, as administrative agent, and U.S. Bank National Association, as trustee. (3)

10.20	Management Agreement, made as of December 14, 2004, by and among Wynn Las Vegas, LLC, Wynn Show Performers, LLC, Wynn Las Vegas Capital Corp., Wynn Golf, LLC, World Travel, LLC, Las Vegas Jet, LLC, Wynn Sunrise, LLC, and Wynn Resorts, Limited. (3)

10.21	Intellectual Property License Agreement, dated as of December 14, 2004, by and among Wynn Resorts Holdings, Wynn Resorts, Limited and Wynn Las Vegas, LLC. (3)

10.22	Agreement of Lease, dated as of March 17, 2010, by and between Wynn Las Vegas, LLC and Elaine P. Wynn. (18)

10.23	Amended and Restated Agreement of Lease made as of March 18, 2010, by and between Wynn Las Vegas and Stephen A. Wynn. (18)

10.24	First Amendment to Amended and Restated Agreement of Lease, dated as of April 9, 2012, by and between Wynn Las Vegas, LLC and Stephen A. Wynn. (23)

*10.25	Employment Agreement, dated as of November 8, 2010, between Wynn Las Vegas, LLC and Marilyn Spiegel. (21)

*10.26	Employment Agreement, dated as of May 5, 2009 by and between Wynn Las Vegas, LLC and Scott Peterson. (17)

*10.27	Employment Agreement, dated January 10, 2012, effective April 20, 2012, by and between Wynn Las Vegas, LLC and Scott Peterson. (24)

10.28	Amended and Restated Credit Agreement, dated as of August 15, 2006 among Wynn Las Vegas, LLC, as the Borrower, several lenders and agents, and Deutsche Bank Trust Company Americas, as Administrative Agent. (12)

10.29	First Amendment to Amended and Restated Credit Agreement dated April 9, 2007 among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., Wynn Show Performers, LLC, Wynn Golf, LLC, Wynn Sunrise, LLC, World Travel, LLC, Kevyn, LLC, Las Vegas Jet, LLC, and Deutsche Bank Trust Company Americas, as Administrative Agent on behalf of the several banks and other financial institutions or entities from time to time party to Wynn Las Vegas LLC’s Amended and Restated Credit Agreement, dated as of August 15, 2006. (8)

10.30	Second Amendment to Amended and Restated Credit Agreement dated October 31, 2007 among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., Wynn Show Performers, LLC, Wynn Golf, LLC, Wynn Sunrise, LLC, World Travel, LLC, Kevyn, LLC, Las Vegas Jet, LLC, Wynn Resorts Holdings, LLC, Wynn Completion Guarantors, LLC and Deutsche Bank Trust Company Americas, as Administrative Agent on behalf of the several banks and other financial institutions or entities from time to time party to Wynn Las Vegas LLC’s Amended and Restated Credit Agreement, dated as of August 15, 2006. (9)

Exhibit No.	Description

10.31	Third Amendment to Amended and Restated Credit Agreement dated as of September 17, 2008 among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., Wynn Show Performers, LLC, Wynn Golf, LLC, Wynn Sunrise, LLC, World Travel, LLC, Kevyn, LLC, Las Vegas Jet, LLC, Wynn Resorts Holdings, LLC, Wynn Completion Guarantor, LLC and Deutsche Bank Trust Company Americas, as Administrative Agent on behalf of the several banks and other financial institutions or entities from time to time party to Wynn Las Vegas, LLC’s Amended and Restated Credit Agreement, dated as of August 15, 2006. (7)

10.32	Fourth Amendment to Amended and Restated Credit Agreement, dated as of April 17, 2009, among Wynn Las Vegas, LLC and Wynn Las Vegas Capital Corp., Wynn Show Performers, LLC, Wynn Golf, LLC, Wynn Sunrise, LLC, World Travel, LLC, Kevyn, LLC, Las Vegas Jet, LLC, Wynn Resorts Holdings, LLC, Wynn Completion Guarantors, LLC and Deutsche Bank Trust Company Americas, as Administrative Agent on behalf of the several banks and other financial institutions or entities from time to time party to Wynn Las Vegas LLC’s Amended and Restated Credit Agreement, dated as of August 15, 2006. (14)

10.33	Fifth Amendment to Amended and Restated Credit Agreement, dated as of September 10, 2009, among Wynn Las Vegas, LLC and Wynn Las Vegas Capital Corp., Wynn Show Performers, LLC, Wynn Golf, LLC, Wynn Sunrise, LLC, World Travel, LLC, Kevyn, LLC, Las Vegas Jet, LLC, Wynn Resorts Holdings, LLC, Wynn Completion Guarantors, LLC and Deutsche Bank Trust Company Americas, as Administrative Agent on behalf of the several banks and other financial institutions or entities from time to time party to Wynn Las Vegas LLC’s Amended and Restated Credit Agreement, dated as of August 15, 2006. (15)

10.34	Sixth Amendment to Amended and Restated Credit Agreement dated as of April 28, 2010 among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., Wynn Show Performers, LLC, Wynn Golf, LLC, Wynn Sunrise, LLC, World Travel, LLC, Kevyn, LLC, Las Vegas Jet, LLC, Wynn Resorts Holdings, LLC, Wynn Completion Guarantor, LLC and Deutsche Bank Trust Company Americas, as Administrative Agent. (19)

10.35	Seventh Amendment to Amended and Restated Credit Agreement dated as of August 4, 2010 among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., Wynn Show Performers, LLC, Wynn Golf, LLC, Wynn Sunrise, LLC, World Travel, LLC, Kevyn, LLC, Las Vegas Jet, LLC, Wynn Resorts Holdings, LLC, Wynn Completion Guarantor, LLC and Deutsche Bank Trust Company Americas, as Administrative Agent on behalf of the several banks and other financial institutions or entities from time to time party to Wynn Las Vegas, LLC’s Amended and Restated Credit Agreement, dated as of August 15, 2006. (20)

10.36	Eighth Amendment to Amended and Restated Credit Agreement dated as of March 12, 2012 among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., Wynn Show Performers, LLC, Wynn Golf, LLC, Wynn Sunrise, LLC, World Travel, LLC, Kevyn, LLC, Las Vegas Jet, LLC, Wynn Resorts Holdings, LLC, Wynn Completion Guarantor, LLC and Deutsche Bank Trust Company Americas, as Administrative Agent on behalf of the several banks and other financial institutions or entities from time to time party to Wynn Las Vegas, LLC’s Amended and Restated Credit Agreement, dated as of August 15, 2006. (22)

10.37	Registration Rights Agreement, dated as of March 12, 2012, by and among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp, Wynn Show Performers, LLC, Wynn Golf, LLC, Las Vegas Jet, LLC, World Travel, LLC, Wynn Sunrise, LLC, Kevyn, LLC, Deutsche Bank Securities Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities LLC. (22)

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (26)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (26)

32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (26)

101	The following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on March 1, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2012, 2012 and 2010, (ii) the Consolidated Balance Sheets at December 31, 2012 and 2011, (iii) the Consolidated Statements of Member’s Equity at December 31, 2012, 2011 and 2010, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010, and (iv) Notes to Consolidated Financial Statements. *(26)

*	Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall be deemed to be not filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.

(1)	Previously filed with the Registration Statement on Form S-4 (File No. 333-124052) filed by the registrant on April 13, 2005.
(2)	Incorporated by reference from the Current Report on Form 8-K filed by Wynn Resorts on November 18, 2002.
(3)	Incorporated by reference from the Annual Report on Form 10-K filed by Wynn Resorts on March 15, 2005.
(4)	Incorporated by reference from the Current Report on Form 8-K filed by Wynn Resorts on September 8, 2004.
(5)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on May 25, 2005.
(6)	Incorporated by reference from the Periodic Report on form 10-Q filed by Wynn Resorts on August 3, 2005.
(7)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on September 19, 2008.
(8)	Incorporated by reference from the Quarterly Report on Form 10-Q filed by the Registrant on August 9, 2007.
(9)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on November 1, 2007.
(10)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on November 13, 2007.
(11)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on October 31, 2007.
(12)	Incorporated by reference from the Quarterly Report on Form 10-Q filed by Wynn Resorts on November 9, 2006.
(13)	Incorporated by reference from the Annual Report on Form 10-K filed by the Registrant on February 22, 2008.
(14)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on April 21, 2009.
(15)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on September 14, 2009.
(16)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on October 20, 2009.
(17)	Incorporated by reference from the Current Report on Form 8-K filed by Wynn Resorts on May 8, 2009.
(18)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on March 19, 2010.
(19)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on April 28, 2010.
(20)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on August 5, 2010.
(21)	Incorporated by reference from the Annual Report on Form 10-K filed by the Registrant on March 1, 2011.
(22)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on March 13, 2012.
(23)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on April 12, 2012.
(24)	Incorporated by reference from the Quarterly Report on Form 10-Q filed by the Registrant on August 9, 2012.
(25)	Incorporated by reference from the Quarterly Report on Form 10-Q filed by the Registrant on November 9, 2012.
(26)	Filed herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 1, 2013	WYNN LAS VEGAS, LLC

	By	/s/ Maurice Wooden
Maurice Wooden
President
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Stephen A. Wynn Stephen A. Wynn	Chairman of the Board	March 1, 2013

/s/ John Hagenbuch John Hagenbuch	Director	March 1, 2013

/s/ Ray R. Irani Dr. Ray R. Irani	Director	March 1, 2013

/s/ Robert J. Miller Robert J. Miller	Director	March 1, 2013

/s/ Alvin V. Shoemaker Alvin V. Shoemaker	Director	March 1, 2013

/s/ J. Edward Virtue J. Edward Virtue	Director	March 1, 2013

/s/ D. Boone Wayson D. Boone Wayson	Director	March 1, 2013

/s/ Elaine P. Wynn Elaine P. Wynn	Director	March 1, 2013

/s/ Maurice Wooden Maurice Wooden	President (Principal Executive Officer)	March 1, 2013

/s/ Scott Peterson Scott Peterson	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 1, 2013