Form 10-Q
period 2013-03-31
WYNN LAS VEGAS LLC
filed 2013-05-10
CIK 1180638

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Wynn Resorts Holdings, LLC owns all of the membership interests of the Registrant as of May 10, 2013.

The Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

Part I – FINANCIAL INFORMATION

Item  1. Financial Statements

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands)

(unaudited)

	March 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$170,455	$148,415
Receivables, net	157,543	162,395
Inventories	44,112	42,229
Prepaid expenses and other	27,172	26,697

Total current assets	399,282	379,736
Property and equipment, net	3,165,978	3,215,605
Intangible assets, net	1,744	2,262
Deferred financing costs, net	39,711	40,871
Deposits and other assets	28,356	27,489
Investment in unconsolidated affiliates	3,523	3,918

Total assets	$3,638,594	$3,669,881

LIABILITIES AND MEMBER’S EQUITY
Current liabilities:
Current portion of long-term debt	$1,050	$1,050
Accounts payable	35,591	39,431
Accrued interest	43,744	64,048
Accrued compensation and benefits	51,272	45,580
Gaming taxes payable	15,285	14,023
Other accrued liabilities	23,554	21,813
Customer deposits	84,601	106,243
Due to affiliates, net	51,617	37,755

Total current liabilities	306,714	329,943
Long-term debt	3,125,442	3,125,424
Due to affiliates, net	152,140	146,345
Other	1,347	1,084

Total liabilities	3,585,643	3,602,796

Commitments and contingencies (Note 9)
Member’s equity:
Contributed capital	1,194,362	1,192,135
Accumulated deficit	(1,141,411)	(1,125,050)

Total member’s equity	52,951	67,085

Total liabilities and member’s equity	$3,638,594	$3,669,881

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(amounts in thousands)

(unaudited)

	Three Months Ended March 31,
	2013	2012
Operating revenues:
Casino	$176,251	$157,693
Rooms	91,545	87,374
Food and beverage	115,449	108,946
Entertainment, retail and other	49,693	56,315

Gross revenues	432,938	410,328
Less: promotional allowances	(46,099)	(47,181)

Net revenues	386,839	363,147

Operating costs and expenses:
Casino	83,768	78,930
Rooms	32,219	29,225
Food and beverage	69,874	65,325
Entertainment, retail and other	28,111	37,074
General and administrative	59,057	55,217
Provision for doubtful accounts	3,232	4,363
Management fees	5,795	5,451
Depreciation and amortization	61,610	63,418
Property charges and other	2,754	3,718

Total operating costs and expenses	346,420	342,721

Operating income	40,419	20,426

Other income (expense):
Interest income and other	28	37
Interest expense	(56,757)	(52,147)
Increase in swap fair value	—	969
Loss on retirement of debt	—	(4,828)
Equity in income (loss) from unconsolidated affiliates	(51)	113

Other expense, net	(56,780)	(55,856)

Net loss	(16,361)	(35,430)
Other comprehensive income	—	—

Total comprehensive loss	$(16,361)	$(35,430)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(16,361)	$(35,430)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	61,610	63,418
Stock-based compensation	2,227	1,371
Amortization and write-off of deferred financing costs, and other	2,175	4,047
Equity in income of unconsolidated affiliates, net of distributions	395	(112)
Loss on retirement of debt	—	4,828
Provision for doubtful accounts	3,232	4,363
Property charges and other	465	2,939
Increase in swap fair value	—	(969)
Increase (decrease) in cash from changes in:
Receivables	1,620	1,417
Inventories and prepaid expenses and other	(2,358)	(907)
Accounts payable and accrued expenses	(40,075)	(20,698)
Due to affiliates, net	10,127	7,397

Net cash provided by operating activities	23,057	31,664

Cash flows from investing activities:
Capital expenditures, net of construction payables and retention	(8,946)	(15,140)
Deposits and purchase of other assets	(2,175)	(1,033)
Due to affiliates, net	10,268	5,325
Proceeds from sale of assets	186	277

Net cash used in investing activities	(667)	(10,571)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	900,000
Principal payments on long-term debt	(350)	(371,217)
Payments of deferred financing costs	—	(10,665)

Net cash (used in) provided by financing activities	(350)	518,118

Cash and cash equivalents:
Increase in cash and cash equivalents	22,040	539,211
Balance, beginning of period	148,415	201,399

Balance, end of period	$170,455	$740,610

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.     Organization and Basis of Presentation

Organization

Wynn Las Vegas, LLC was formed on April 17, 2001 as a Nevada limited liability company. Unless the context otherwise requires, all references herein to the “Company” refer to Wynn Las Vegas, LLC, a Nevada limited liability company and its consolidated subsidiaries. The sole member of the Company is Wynn Resorts Holdings, LLC (“Holdings”). The sole member of Holdings is Wynn Resorts, Limited (“Wynn Resorts”). The Company was organized primarily to construct and operate Wynn Las Vegas I Encore (“Wynn Las Vegas”), a fully integrated destination resort and casino on the “Strip” in Las Vegas, Nevada.

Wynn Las Vegas Capital Corp. (“Wynn Capital”) is a wholly owned subsidiary of the Company incorporated on June 3, 2002, solely for the purpose of obtaining financing for Wynn Las Vegas. Wynn Capital is authorized to issue 2,000 shares of common stock, par value $0.01. At March 31, 2013, the Company owned the one share that was issued and outstanding. Wynn Capital has neither any significant net assets nor has had any operating activity. Its sole function is to serve as the co-issuer of the mortgage notes described below. Wynn Las Vegas, LLC and Wynn Capital together are hereinafter referred to as the “Issuers”.

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

The accompanying condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results for the interim periods have been made. The results for the three months ended March 31, 2013 are not necessarily indicative of results to be expected for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

2.     Summary of Significant Accounting Policies

Cash and Cash Equivalents

Cash and cash equivalents are comprised of highly liquid investments with purchase maturities of three months or less. Cash equivalents are carried at cost, which approximates fair value.

Accounts Receivable and Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of casino accounts receivable. The Company issues credit in the form of “markers” to approved casino customers following investigations of creditworthiness. As of March 31, 2013 and December 31, 2012,

approximately 79% and 78% respectively, of the Company’s markers were due from customers residing in foreign countries, primarily in Asia. Business or economic conditions or other significant events in these countries could affect the collectibility of such receivables.

Accounts receivable, including casino and hotel receivables, are typically non-interest bearing and are initially recorded at cost. Accounts are written off when management deems them to be uncollectible or after two years, whichever period is shorter. Recoveries of accounts previously written off are recorded when received. An allowance for doubtful accounts is maintained to reduce the Company’s receivables to their estimated carrying amount, which approximates fair value. The allowance is estimated based on specific review of customer accounts as well as management’s experience with collection trends in the casino industry and current economic and business conditions.

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

The retail value of accommodations, food and beverage, and other services furnished to guests without charge is included in gross revenue and then deducted as promotional allowances. The estimated cost of providing such promotional allowances is primarily included in casino expenses as follows (amounts in thousands):

	Three Months Ended March 31,
	2013	2012
Rooms	$9,427	$8,985
Food and beverage	15,436	15,414
Entertainment, retail and other	3,051	3,817

	$27,914	$28,216

Gaming Taxes

The Company is subject to taxes based on gross gaming revenues, subject to applicable adjustments. These gaming taxes are an assessment on the Company’s gaming revenues and are recorded as an expense within the “Casino” line item in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss. These taxes totaled $12.5 million and $11 million for the three months ended March 31, 2013 and 2012, respectively.

Advertising Costs

The Company expenses advertising costs the first time the advertising takes place and such costs are primarily included in general and administrative expenses. Advertising costs totaled $5.3 million and $3.9 million for the three months ended March 31, 2013 and 2012, respectively.

Stock-Based Compensation

The Company accounts for stock-based compensation related to equity shares of Wynn Resorts granted to its employees by recognizing the costs of the employee services received in exchange for the equity award instrument based on the grant date fair value of the awards over the service period. For the three months ended March 31, 2013 and 2012, the Company recorded $2.2 million and $1.4 million, respectively, in share-based compensation with a corresponding credit to contributed capital.

Recently Issued Accounting Standards

In February 2013, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update that amends the presentation requirements for reclassifications out of accumulated other comprehensive income. The amendment would require an entity to present amounts reclassified out of accumulated other comprehensive income by component either on the face of the statement where net income is presented or in the notes. This update is effective prospectively for reporting periods beginning after December 15, 2012. The adoption of this update did not have a material impact on the Company’s financial statements.

In July 2012, the FASB issued an accounting standards update that is intended to simplify the guidance for testing the decline in the realizable value (impairment) of indefinite-lived intangible assets other than goodwill. The update allows for the consideration of qualitative factors in determining whether it is necessary to perform quantitative impairment tests. The effective date for this update is for the annual, and interim impairment tests performed for years beginning after September 15, 2012. The adoption of this update did not have a material impact on the Company’s financial statements.

3.     Supplemental Disclosure of Cash Flow Information

Interest paid for the three months ended March 31, 2013 and 2012 totaled $75.5 million and $55.8 million, respectively. Interest paid increased during the three months ended March 31, 2013 due to the issuance of the $900 million 5 3/8% First Mortgage Notes in March 2012. There was no interest capitalized during the three months ended March 31, 2013 or 2012.

During the three months ended March 31, 2013 and 2012, capital expenditures include a decrease of $0.7 million and $4.8 million respectively, in construction payables and retention recorded through amounts due to affiliates.

4.     Receivables, net

Receivables, net consisted of the following (amounts in thousands):

	March 31, 2013	December 31, 2012
Casino	$186,379	$190,528
Hotel	15,003	16,914
Retail leases and other	19,628	19,234

	221,010	226,676
Less: allowance for doubtful accounts	(63,467)	(64,281)

	$157,543	$162,395

5.     Property and Equipment, net

Property and equipment, net consisted of the following (amounts in thousands):

	March 31, 2013	December 31, 2012
Land and improvements	$622,942	$622,942
Buildings and improvements	2,626,882	2,626,384
Airplane	44,364	44,364
Furniture, fixtures and equipment	1,339,238	1,336,661
Construction in progress	6,538	2,518

	4,639,964	4,632,869
Less: accumulated depreciation	(1,473,986)	(1,417,264)

	$3,165,978	$3,215,605

6.     Long-Term Debt

Long-term debt consisted of the following (amounts in thousands):

	March 31, 2013	December 31, 2012
7 7/8% First Mortgage Notes, due November 1, 2017, net of original issue discount of $7,069 at March 31, 2013 and $7,384 at December 31, 2012	$492,931	$492,616
7 7/8% First Mortgage Notes, due May 1, 2020, net of original issue discount of $2,049 at March 31, 2013 and $2,102 at December 31, 2012	349,961	349,908
7 3/4% First Mortgage Notes, due August 15, 2020	1,320,000	1,320,000
5 3/8% First Mortgage Notes, due March 15, 2022	900,000	900,000
$42 million Note Payable due April 1, 2017; interest at LIBOR plus 1.25%	33,600	33,950
Payable to Affiliate	30,000	30,000

	3,126,492	3,126,474
Current portion of long-term debt	(1,050)	(1,050)

	$3,125,442	$3,125,424

Debt Covenant Compliance

As of March 31, 2013, management believes the Company was in compliance with all debt covenants.

Fair Value of Long-term Debt

The net book value of the Company’s outstanding first mortgage notes was approximately $3.1 billion at March 31, 2013 and December 31, 2012. The estimated fair value of the Company’s outstanding first mortgage notes, based upon the most recent trades, was approximately $3.4 billion at March 31, 2013 and December 31, 2012. The net book value and estimated fair value of the Company’s other debt instruments was approximately $33.6 million and $34 million at March 31, 2013 and December 31, 2012, respectively.

7.     Related Party Transactions

Amounts Due to Affiliates, net

As of March 31, 2013, the Company’s current Due to affiliates, net was comprised of $48.2 million including corporate allocations discussed below and $3.4 million of construction related payables. The long-term Due to affiliates consisted of management fees of $152.1 million (equal to 1.5% of net revenues and payable upon meeting certain leverage ratios as specified in the documents governing the Company’s first mortgage notes indentures).

As of December 31, 2012, the Company’s current Due to affiliates, net was comprised of $33.7 million including corporate allocations discussed below and $4.1 million of construction related payables. The long-term Due to affiliates consisted of management fees of $146.3 million.

The Company periodically settles amounts due to affiliates with cash receipts and payments, except for the management fee, which is payable upon meeting certain leverage ratios specified in the documents governing the first mortgage notes.

Corporate Allocations

The accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss include allocations from Wynn Resorts for legal, accounting, human resources, information services, real estate, and other corporate support services. The corporate support service allocations have been determined on a basis that Wynn Resorts and the Company consider to be reasonable estimates of the utilization of service provided or the benefit received by the Company. Wynn Resorts maintains corporate offices at Wynn Las Vegas without charge from the Company. The Company settles these corporate allocation charges with Wynn Resorts on a periodic basis as discussed in “Amounts Due to Affiliates, net” above. For the three months ended March 31, 2013 and 2012, $6.2 million and $6.7 million, respectively, were charged to the Company for such corporate allocations.

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

Villa Suite Lease

On March 18, 2010, Mr. Wynn and Wynn Las Vegas entered into an Amended and Restated Agreement of Lease (the “Existing SW Lease”) for a villa suite to serve as Mr. Wynn’s personal residence. The Existing SW Lease amends and restates a prior lease. The Existing SW Lease was approved by the Audit Committee of the Board of Directors of Wynn Resorts. The term of the Existing SW Lease commenced as of March 1, 2010 and runs concurrent with Mr. Wynn’s employment agreement with Wynn Resorts; provided that either party may terminate on 90 days notice. Pursuant to the Existing SW Lease, the rental value of the villa suite is treated as imputed income to Mr. Wynn, and is equal to the fair market value of the accommodations provided. Effective March 1, 2010, and for the first two years of the term of the Existing SW Lease, the rental value was $503,831 per year. Effective March 1, 2012, the rental value was $440,000 per year. On May 7, 2013, Wynn Las Vegas entered into a 2013 Amended and Restated Agreement of Lease (the “New SW Lease”), effective December 29, 2012, to include an expansion of the villa and to adjust the rental value accordingly to $525,000 per year based on the current fair market value as established by the Audit Committee of Wynn Resorts with the assistance of an independent third-party appraisal. The rental value for the villa suite will be re-determined every two years during the term of the lease by the Audit Committee of Wynn Resorts. Certain services for, and maintenance of, the villa suite, as well as minimal warehouse space are included in the rental.

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

Aircraft Purchase Option Agreement

On January 3, 2013, Wynn Resorts and Mr. Wynn entered into an agreement pursuant to which Mr. Wynn agreed to terminate a previously granted option to purchase an approximately two acre tract of land located on the Wynn Las Vegas golf course and, in return, Wynn Resorts granted Mr. Wynn the right to purchase any or all of the aircraft owned by the Company. The aircraft purchase option is exercisable upon 30 days written notice and at a price equal to the book value of such aircraft, and will terminate on the date of termination of the employment agreement between Wynn Resorts and Mr. Wynn, which expires in October 2020.

8.     Property Charges and Other

Property charges generally include costs related to the retirement of assets for remodels and asset abandonments. Property charges and other for the three months ended March 31, 2013 and 2012 were $2.8 million and $3.7 million, respectively, which included miscellaneous renovations and abandonments at our resort and entertainment development costs.

9.     Commitments and Contingencies

Litigation

The Company and its affiliates are occasionally party to lawsuits. As with all litigation, no assurance can be provided as to the outcome of such matters and we note that litigation inherently involves significant costs.

Determination of Unsuitability and Redemption of Aruze USA, Inc. and Affiliates

On February 18, 2012, the Gaming Compliance Committee of Wynn Resorts, Ltd. concluded an investigation after receiving an independent report by Freeh, Sporkin & Sullivan, LLP (the “Freeh Report”) detailing a pattern of misconduct by Aruze USA, Inc., at the time a stockholder of Wynn Resorts, Universal Entertainment Corporation, Aruze USA, Inc.’s parent company, and Kazuo Okada, the majority shareholder of Universal Entertainment Corporation, who at the time was a director of Wynn Resorts and two of its subsidiaries (collectively, the “Okada Parties”). The factual record presented in the Freeh Report included evidence that the Okada Parties had provided valuable items to certain foreign gaming officials who were responsible for regulating gaming in a jurisdiction in which entities controlled by Mr. Okada were developing a gaming resort. Mr. Okada denied the impropriety of such conduct to members of the Board of Directors of Wynn Resorts, refused to acknowledge or abide by Wynn Resorts’ anti-bribery policies and refused to participate in the training all other directors received concerning these policies.

Based on the Freeh Report, the Board of Directors of Wynn Resorts determined that each of the Okada Parties are “unsuitable persons” under Article VII of Wynn Resorts’ articles of incorporation. The Board of Directors was unanimous (other than Mr. Okada) in its determination. The Board of Directors also requested that Mr. Okada resign as a director of Wynn Resorts (under Nevada corporation law, a board of directors does not have the power to remove a director) and recommended that Mr. Okada be removed as a member of the Board of Directors of Wynn Macau, Limited. On February 18, 2012, Mr. Okada was removed from the Board of Directors of Wynn Las Vegas Capital Corp., an indirect wholly owned subsidiary of Wynn Resorts, and on February 24, 2012, he was removed from the Board of Directors of Wynn Macau, Limited. On February 22, 2013, Mr. Okada was removed from the Board of Directors of Wynn Resorts by a stockholder vote in which 99.6% of the over 86 million shares voted were cast in favor of removal. Additionally, Mr. Okada resigned from the Board of Directors of Wynn Resorts on February 21, 2013.

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

Wynn Resorts provided the Freeh Report to appropriate regulators and law enforcement agencies and is cooperating with related investigations that such regulators and agencies have undertaken. The conduct of the Okada Parties and any resulting regulatory investigations could have adverse consequences to Wynn Resorts and its subsidiaries. A finding by regulatory authorities that Mr. Okada violated anti-corruption statutes and/or other laws or regulations applicable to persons affiliated with a gaming licensee on Wynn Resorts’ property and/or otherwise involved Wynn Resorts in criminal or civil violations could result in actions by regulatory authorities against Wynn Resorts and its subsidiaries.

Claims and Investigations Related to Mr. Okada and Wynn Macau

On February 19, 2012, Wynn Resorts filed a complaint in the Eighth Judicial District Court, Clark County, Nevada against the Okada Parties, alleging breaches of fiduciary duty and related claims (the “Redemption Action”) arising from the activities addressed in the Freeh Report. Wynn Resorts is seeking compensatory and special damages as well as a declaration that it acted lawfully and in full compliance with its articles of incorporation, bylaws and other governing documents in redeeming and cancelling the shares of Aruze, USA, Inc.

On March 12, 2012, the Okada Parties removed the action to the United States District Court for the District of Nevada (the action was subsequently remanded to Nevada state court). On that same date, the Okada Parties filed an answer denying the claims and a counterclaim (as amended, the “Counterclaim”) that purports to assert claims against Wynn Resorts, each of the members of Wynn Resorts’ Board of Directors (other than Mr. Okada) and Wynn Resorts’ General Counsel (the “Wynn Parties”). The Counterclaim alleges, among other things: (1) that the shares of Wynn Resorts common stock owned by Aruze USA, Inc. were exempt from the redemption-for-unsuitability provisions in the Wynn Resorts articles of incorporation (the “Articles”) pursuant to certain agreements executed in 2002; (2) that the Wynn Resorts directors who authorized the redemption of

Aruze USA, Inc.’s shares acted at the direction of Stephen A. Wynn and did not independently and objectively evaluate the Okada Parties’ suitability, and by so doing, breached their fiduciary duties; (3) that the Wynn Resorts directors violated the terms of the Wynn Resorts Articles by failing to pay Aruze USA, Inc. fair value for the redeemed shares; and (4) that the terms of the Redemption Note that Aruze USA, Inc. received in exchange for the redeemed shares, including the Redemption Note’s principal amount, duration, interest rate, and subordinated status, were unconscionable; and (5) that the actions taken by the Wynn Resorts CEO and General Counsel violated the Nevada Racketeer Influenced and Corrupt Organizations Act. Among other relief, the Counterclaim seeks a declaration that the redemption of Aruze USA, Inc.’s shares was void, an injunction restoring Aruze USA, Inc.’s share ownership, damages in an unspecified amount and rescission of the Amended and Restated Stockholders Agreement, dated as of January 6, 2010, by and among Aruze USA, Inc., Stephen A. Wynn, and Elaine Wynn (the “Stockholders Agreement”).

On June 19, 2012, Elaine Wynn responded to the Counterclaim and asserted a cross claim against Steve Wynn and Kazuo Okada seeking a declaration that (1) any and all of Elaine Wynn’s duties under the Stockholders Agreement be discharged; (2) the Stockholders Agreement is subject to rescission and is rescinded; (3) the Stockholders Agreement is an unreasonable restraint on alienation in violation of public policy; and/or (4) the restrictions on sale of shares shall be construed as inapplicable to Elaine Wynn. Mr. Wynn filed his answer to Elaine Wynn’s cross claim on September 24, 2012. The indentures for the Wynn Las Vegas, LLC first mortgage notes (the “Indentures”) provide that if Steve Wynn, together with certain related parties, in the aggregate beneficially owns a lesser percentage of the outstanding common stock of Wynn Resorts than are beneficially owned by any other person, a change of control will have occurred. If Elaine Wynn prevails in her cross claim, Steve Wynn would not beneficially own or control Elaine Wynn’s shares and a change in control may result under the Company’s debt documents. Under the Indentures, the occurrence of a change of control requires that the Company make an offer (unless the notes have been previously called for redemption) to each holder to repurchase all or any part of such holder’s Notes at a purchase price equal to 101% of the aggregate principal amount thereof plus accrued and unpaid interest on the Notes purchased, if any, to the date of repurchase.

Wynn Resorts’ complaint, as amended, and the Okada Parties’ counterclaim, as amended, were challenged at the pleading stage through motion practice. At a hearing held on November 13, 2012, the Nevada state court denied the Wynn Parties’ motion to dismiss the Counterclaim, but dismissed the Okada Parties’ claim that related to the Nevada Racketeer Influenced and Corrupt Organizations Act. At a hearing held on January 15, 2013, the court denied the Okada Parties’ motion to dismiss Wynn Resorts’ amended complaint. On April 22, 2013, Wynn Resorts filed a second amended complaint. The parties have been engaged in discovery.

On April 8, 2013, the United States Attorney’s Office and the U.S. Department of Justice filed a Motion to Intervene and for Temporary and Partial Stay of Discovery in the Redemption Action. The motion states that the federal government has been conducting a criminal investigation of the Okada Parties involving the “same underlying allegations of misconduct—that is, potential violations of the Foreign Corrupt Practice Act and related fraudulent conduct—that form the basis of” Wynn Resorts’ complaint, as amended, in the Redemption Action. The motion sought to stay all discovery in the Redemption Action related to the Okada Parties’ allegedly unlawful activities in connection with their Philippine Casino Project until the conclusion of the criminal investigation and any resulting criminal prosecution, with an interim status update to the court in six months. At a hearing on May 2, 2013, the court granted the motion and ordered that all discovery in the Redemption Action be stayed for a period of six months.

In May 2011, Wynn Macau, a majority owned subsidiary of Wynn Resorts, made a commitment to the University of Macau Development Foundation in support of the new Asia-Pacific Academy of Economics and Management. This contribution consists of a $25 million payment made in May 2011 and a commitment for additional donations of $10 million each year for the calendar years 2012 through 2022 inclusive. The pledge was consistent with Wynn Resorts’ long-standing practice of providing philanthropic support for deserving institutions in the markets in which it operates. The pledge was made following an extensive analysis which concluded that the gift was made in accordance with all applicable laws. The pledge was considered by the boards of directors of both Wynn Resorts and Wynn Macau, Limited and approved by 15 of the 16 directors who served on those boards. The sole dissenting vote was cast by Mr. Okada whose stated objection was to the length of time over which the donation would occur, not its propriety. Mr. Okada has filed various lawsuits against Wynn Resorts relating to Wynn Resorts’ donation to the University of Macau and alleging that it was improper.

On February 8, 2012, following the initiation of Mr. Okada’s litigation against Wynn Resorts regarding Wynn Macau’s donation to the University of Macau Development Foundation, Wynn Resorts received a letter from the Salt Lake Regional Office of the SEC requesting that, in connection with an informal inquiry by the SEC, Wynn Resorts preserve information relating to the donation to the University of Macau, any donations by Wynn Resorts to any other educational charitable institutions, including the University of Macau Development Foundation, and Wynn Resorts’ casino or concession gaming licenses or renewals in Macau. Wynn Resorts is fully cooperating with the Salt Lake Regional Office staff.

In February 2013, the Nevada Gaming Control Board informed Wynn Resorts that it had completed an investigation of allegations made by Mr. Okada against Wynn Resorts regarding the activities of Mr. Wynn and related entities in Macau and found no violations of the Gaming Control Act or the Nevada Gaming Commission Regulations.

In the U.S. Department of Justice’s Motion to Intervene and for Temporary and Partial Stay of Discovery in the Redemption Action, the Department of Justice states in a footnote that the government also has been conducting a criminal investigation into Wynn Resorts’ donation to the University of Macau discussed above. Wynn Resorts has not received any target letter or subpoena in connection with such an investigation. Wynn Resorts intends to cooperate fully with the government in response to any inquiry related to the donation to the University of Macau.

Other regulators may pursue separate investigations into Wynn Resorts’ compliance with applicable laws arising from the allegations in the matters described above and in response to the Counterclaim and other litigation filed by Mr. Okada suggesting improprieties in connection with the donation to the University of Macau. While Wynn Resorts believes that it is in full compliance with all applicable laws, any such investigations could result in actions by regulators against Wynn Resorts or its subsidiaries.

For additional information regarding the proceedings discussed above and related proceedings see Part II, Item 1 of the Quarterly Report on Form 10-Q filed by Wynn Resorts for the quarter ended March 31, 2013.

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

Forward-Looking Statements

We make forward-looking statements in this Quarterly Report on Form 10-Q based upon the beliefs and assumptions of our management and on information currently available to us. Forward-looking statements include, but are not limited to, information about our business strategy, development activities, competition and possible or assumed future results of operations, throughout this report and are often preceded by, followed by or include the words “may,” “will,” “should,” “would,” “could,” “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “continue” or the negative of these terms or similar expressions.

Forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those we express in these forward-looking statements. These include the risks and uncertainties in Item 1A – Risk Factors and other risk factors we describe from time to time in our periodic filings with the SEC as well as the following:

•	leverage and debt service (including sensitivity to fluctuations in interest rates);

•	volatility and weakness in world-wide credit and financial markets and from governmental intervention in the financial markets;

•	our dependence on Stephen A. Wynn and existing management;

•	pending or future legal proceedings;

•	regulatory or enforcement actions;

•	our dependence on Wynn Las Vegas for all of our cash flow;

•	competition in the casino/hotel and resort industries and actions taken by our competitors;

•	fluctuations in occupancy rates and average daily room rates;

•	adverse tourism trends given the current domestic and international economic conditions;

•	new development and construction activities of competitors;

•	changes in federal or state tax laws or the administration of such laws;

•	changes in gaming laws or regulations (including the legalization of gaming in certain jurisdictions);

•	approvals under applicable jurisdictional laws and regulations (including gaming laws and regulations);

•	general global macroeconomic conditions;

•	decreases in levels of travel, leisure and consumer spending;

•	continued high unemployment;

•	cyber security risk including misappropriation of customer information or other breaches of information security;

•	the impact that an outbreak of an infectious disease or the impact of a natural disaster may have on the travel and leisure industry; and

•	the consequences of military conflicts and any future security alerts and/or terrorist attacks.

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

Overview

We are a developer, owner and operator of destination casino resorts. We currently own and operate Wynn Las Vegas I Encore (“Wynn Las Vegas”), a fully integrated destination casino resort in Las Vegas, Nevada. Wynn Las Vegas, located at the intersection of the Las Vegas Strip and Sands Avenue, occupies approximately 215 acres of land (of which approximately 140 acres comprise the Wynn Las Vegas golf course) fronting the Las Vegas Strip and utilizes approximately 18 additional acres across Sands Avenue, a portion of which is improved with an employee parking garage and approximately 5 acres adjacent to the golf course on which an office building is located. Commencing September 18, 2012, when the golf course land and related water rights were distributed to Wynn Resorts, we lease approximately 140 acres (upon which the golf course is located) and water rights from Wynn Resorts.

Our Las Vegas resort complex features:

•	Approximately 186,000 square feet of casino space, offering 24-hour gaming and a full range of games, including private gaming salons, a sky casino, a poker room, and a race and sports book;

•	Two luxury hotel towers with a total of 4,748 spacious hotel rooms, suites and villas;

•	35 food and beverage outlets featuring signature chefs;

•	A Ferrari and Maserati automobile dealership;

•	Approximately 284,000 square feet of meeting and convention space;

•

Approximately 95,000 square feet of high-end, brand-name retail shopping, including stores and boutiques by Alexander McQueen, Brioni, Cartier, Chanel, Chloé, Chopard, Dior, Graff, Hermes, IWC Schaffhausen, Jaeger LeCoultre, Loro Piana, Louis Vuitton, Manolo Blahnik, Oscar de la Renta, Piaget, Rolex, Vertu and others;

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

We recorded a net loss for the three months ended March 31, 2013 of $16.4 million, compared to a net loss of $35.4 million recorded for the three months ended March 31, 2012. Our results for the three months ended March 31, 2013 were benefitted by improved profits primarily in the casino department ($13.7 million) where we experienced a higher table games win percentage as well as in the food and beverage department.

Certain key operating statistics specific to the gaming industry are included in our discussions of the Company’s operational performance for the periods in which a Condensed Consolidated Statement of Operations and Comprehensive Loss is presented. Below are definitions of the statistics discussed:

•	Table games win is the amount of drop that is retained and recorded as casino revenue.

•	Drop is the amount of cash and net markers issued that are deposited in a gaming table’s drop box.

•	Slot win is the amount of handle (representing the total amount wagered) that is retained and is recorded as casino revenue.

•	Average Daily Rate (“ADR”) is calculated by dividing total room revenue including promotional allowances (less service charges, if any) by total rooms occupied including complimentary rooms.

•	Revenue per Available Room (“REVPAR”) is calculated by dividing total room revenue including promotional allowances (less service charges, if any) by total rooms available.

•	Occupancy is calculated by dividing total occupied rooms, including complimentary rooms, by total rooms available.

Financial results for the three months ended March 31, 2013 compared to the three months ended March 31, 2012.

Revenues

Net revenues for the three months ended March 31, 2013, are composed of $176.3 million in casino revenues (45.6% of total net revenues) and $210.5 million of net non-casino revenues (54.4% of total net revenues). Net revenues for the three months ended March 31, 2012, were comprised of $157.7 million in casino revenues (43.4% of total net revenues) and $205.4 million of net non-casino revenues (56.6% of total net revenues).

Casino revenues are comprised of the net win from our table games and slot machine operations. We experienced an increase in casino revenues of $18.6 million (11.8%) to $176.3 million for the three months ended March 31, 2013, compared to $157.7 million for the three months ended March 31, 2012, due to a significant increase in our table games win percentage (before discounts). Our table games win percentage for the three months ended March 31, 2013, was 26.7%, which was above the expected range of 21% to 24%; and was significantly higher than the 22.8% experienced in the prior year quarter. Table games drop increased $14.4 million (2.2%) to $668.9 million during the three months ended March 31, 2013, compared to $654.5 million for the three months ended March 31, 2012. Slot machine handle decreased $22.3 million (3.1%) to $696.6 million compared to $718.9 million in the prior year quarter. Slot machine win of $42.3 million was 1.7% lower than the $43 million achieved in the quarter ended March 31, 2012.

For the three months ended March 31, 2013, room revenues were $91.5 million, which represents a $4.1 million (4.8%) increase over the $87.4 million generated in the three months ended March 31, 2012. Room revenue increased primarily due to higher occupancy rate and ADR. See the table below for key operating measures related to our room revenue.

	Three Months Ended March 31,
	2013	2012
Average Daily Rate	$258	$255
Occupancy	82.9%	79.3%
REVPAR	$214	$202

Other non-gaming revenues for the three months ended March 31, 2013, included food and beverage revenues of $115.4 million, retail revenues of $19.9 million, entertainment revenues of $15.2 million, and other revenues from outlets, including the spa and salon, of $14.6 million. Other non-casino revenues for the three months ended March 31, 2012, included: food and beverage revenues of $108.9 million, retail revenues of $20.1 million, entertainment revenues of $21.1 million, and other revenues from outlets such as the spa and salon, of $15.1 million. Food and beverage revenues increased primarily due to strong business in our restaurants and nightclubs. Entertainment revenues decreased due to a show that ended its run in November 2012.

Departmental, Administrative and Other Expenses

For the three months ended March 31, 2013, departmental expenses included casino expenses of $83.8 million, room expense of $32.2 million, food and beverage expenses of $69.9 million, and entertainment, retail and other expenses of $28.1 million. Also included are general and administrative expenses of $59.1 million and a $3.2 million charge to provision for doubtful accounts receivable. For the three months ended March 31, 2012, departmental expenses included casino expense of $78.9 million, room expense of $29.2 million, food and beverage expense of $65.3 million, and entertainment, retail and other expense of $37.1 million. Also included are general and administrative expenses of approximately $55.2 million and approximately $4.4 million charged as a provision for doubtful accounts receivable. Food and beverage expenses increased over prior year quarter primarily due to additional nightclub promotional costs. Entertainment, retail and other expenses decreased primarily due to a show that ended its run in November 2012. General and administrative expenses increased primarily due to higher advertising costs and intercompany golf course and water rights lease expense that began in September 2012.

Management fees

Since opening Wynn Las Vegas, management fees payable to Wynn Resorts for certain corporate management services have been charged and accrued at a rate equal to 1.5% of net revenues. These fees will be paid upon meeting certain leverage ratios and satisfying certain other criteria set forth in the first mortgage notes indentures. Management fees were $5.8 million for the three months ended March 31, 2013, compared to $5.5 million for the three months ended March 31, 2012.

Depreciation and amortization

Depreciation and amortization for the three months ended March 31, 2013 was $61.6 million compared to $63.4 million for the three months ended March 31, 2012.

Property charges and other

Property charges and other for the three months ended March 31, 2013 were $2.8 million compared to $3.7 million for the three months ended March 31, 2012. Property charges and other for the three months ended March 31, 2013 and 2012 related to miscellaneous renovations and abandonments at our resort complex and entertainment development costs.

In response to our evaluation of our resort complex and the reactions of our guests, we continue to make enhancements and refinements. The costs relating to assets retired as a result of these enhancement and remodel efforts will be expensed as property charges.

Other non-operating costs and expenses

Interest expense was $56.8 million for the three months ended March 31, 2013, compared to $52.1 million for the three months ended March 31, 2012. No interest was capitalized during the quarter ended March 31, 2013 or 2012. Interest expense increased approximately $4.7 million primarily due to the issuance of the $900 million 5 3/8% first mortgage notes in March 2012, offset by the termination of all term loans under the Wynn Las Vegas Credit Agreement.

On March 12, 2012, we entered into an eighth amendment to our Amended and Restated Credit Agreement (the “Wynn Las Vegas Credit Agreement”). In connection with this amendment we prepaid all term loans under the Wynn Las Vegas Credit Agreement, terminated all of our revolving credit commitments that were due to expire in 2013, and terminated all but $100 million of our revolving credit commitments expiring in 2015. In connection with this transaction, we expensed deferred financing costs of $4.8 million.

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

Net cash provided by operations for the three months ended March 31, 2013, was $23.1 million compared to $31.7 million provided by operations for the three months ended March 31, 2012. This decrease was driven by higher interest payments and other ordinary working capital changes such as accrued expenses and accounts payable.

Investing Activities

Capital expenditures were approximately $8.9 million and $15.1 million for the three months ended March 31, 2013 and 2012, and related primarily to general property maintenance.

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

Capital Resources

At March 31, 2013, we had $170.5 million of cash and cash equivalents available for use without restriction, including for operations, debt service and retirement, new development activities, enhancements to Wynn Las Vegas and general corporate purposes. We require a certain amount of cash on hand for operations. We anticipate such funds, together with any additional borrowings and cash generated from operations will satisfy our liquidity needs during 2013.

Contractual Obligations and Off-Balance Sheet Arrangements

As of March 31, 2013 we had unsecured outstanding letters of credit totaling $15.8 million. There have been no other material changes outside the ordinary course of our business during the quarter to our contractual obligations or off-balance sheet arrangements as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

We intend to fund our operations and capital requirements from cash on hand and operating cash flow. We cannot be sure that we will generate sufficient cash flow from operations or that future borrowings that are available to us, if any, will be sufficient to enable us to service and repay our indebtedness and to fund our other liquidity needs. We cannot be sure that we will be able to refinance any of our indebtedness on acceptable terms or at all. Certain legal matters may also impact our liquidity. As described in our Condensed Consolidated Financial Statements, Note 9 – “Commitments and Contingencies”, Elaine Wynn has submitted a cross claim against Steve Wynn and Kazuo Okada. The indentures for the Wynn Las Vegas first mortgage notes provide that if Steve Wynn, together with certain related parties, in the aggregate beneficially owns a lesser percentage of the outstanding common stock of Wynn Resorts than are beneficially owned by any other person, a change of control will have occurred. If Elaine Wynn prevails in her cross claim, Steve Wynn would not beneficially own or control Elaine Wynn’s shares and a change in control may result under the Company’s debt documents.

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

Critical Accounting Policies and Estimates

A description of our critical accounting policies is included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2012. There have been no material changes to these policies for the three months ended March 31, 2013.

Recently Issued Accounting Standards

In February 2013, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update that amends the presentation requirements for reclassifications out of accumulated other comprehensive income. The amendment would require an entity to present amounts reclassified out of accumulated other comprehensive income by component either on the face of the statement where net income is presented or in the notes. This update is effective prospectively for reporting periods beginning after December 15, 2012. The adoption of this update did not have a material impact on our financial statements.

In July 2012, the FASB issued an accounting standards update that is intended to simplify the guidance for testing the decline in the realizable value (impairment) of indefinite-lived intangible assets other than goodwill. The update allows for the consideration of qualitative factors in determining whether it is necessary to perform quantitative impairment tests. The effective date for this update is for annual, and interim impairment tests performed for years beginning after September 15, 2012. The adoption of this update did not have a material impact on our financial statements.

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

Interest Rate Sensitivity

As of March  31, 2013 our long-term debt was essentially based on fixed rates.

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

A description of our risk factors can be found in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012. There were no material changes to those risk factors during the three months ended March 31, 2013.

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

Item 5.	Other Information

As disclosed in prior filings of Wynn Resorts, Limited (“WRL”) and Wynn Las Vegas, LLC (“WLV”) with the SEC, pursuant to that certain Amended and Restated Agreement of Lease, dated as of March 18, 2010 and amended as of April 9, 2012 (the “Existing SW Lease”), by and between Stephen A. Wynn (“Mr. Wynn”), Chairman of the Board of Directors and Chief Executive Officer of WRL, and WLV, Mr. Wynn leases two fairway villas as Mr. Wynn’s personal residence. On May 7, 2013, Mr. Wynn and WLV entered into a 2013 Amended and Restated Agreement of Lease (the “New SW Lease”) amending and restating the Existing SW Lease, effective as of December 29, 2012, for the lease of three fairway villas (the “Villas”) as Mr. Wynn’s personal residence. The New SW Lease was approved by the Audit Committee of the Board of Directors of WRL. The term of the lease runs concurrent with the term of Mr. Wynn’s employment agreement with WRL; provided that either party may terminate on 90 days notice. The rental value of the Villas is treated as imputed income to Mr. Wynn, equal to the fair market value of the accommodations provided. Pursuant to the New SW Lease, effective as of December 29, 2012 and ending on February 28, 2015, the rental value of the Villas was established as $525,000 per year, which amount was determined based on a third-party appraisal. The rental value of the Villas will be re-determined every two years based upon an independent third-party appraisal. Certain services for, and maintenance of, the Villas are included in the rental. The New SW Lease also includes Mr. Wynn’s use of warehouse space owned by WLV. This description of the New SW Lease is qualified in its entirety by reference to the New SW Lease, a copy of which is filed herewith as Exhibit 10.1.

Item 6.	Exhibits

(a) Exhibits

EXHIBIT INDEX

Exhibit No.	Description

3.1	Second Amended and Restated Articles of Organization of Wynn Las Vegas, LLC. (1)

3.2	Second Amended and Restated Operating Agreement of Wynn Las Vegas, LLC. (1)

*10.1	2013 Amended and Restated Agreement of Lease, dated as of May 7, 2013, by and between Wynn Las Vegas, LLC and Stephen A. Wynn.

10.2	Aircraft Purchase Option Agreement, dated January 3, 2013, between Wynn Resorts, Limited and Stephen A. Wynn. (2)

*31.1	Certification of Principal Executive Officer of Periodic Report Pursuant to Rule 13a – 14(a) and Rule 15d – 14(a).

*31.2	Certification of Principal Financial Officer of Periodic Report Pursuant to Rule 13a – 14(a) and Rule 15d – 14(a).

*32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350.

*101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2013, filed with the SEC on May 10, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2013 and 2012, (ii) the Condensed Consolidated Balance Sheets at March 31, 2013 and December 31, 2012, (iii) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012, and (iv) Notes to Condensed Consolidated Financial Statements.**

*	Filed herewith
**	Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be not filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.

(1)	Previously filed with the Registration Statement on Form S-4 filed by the Registrant on April 13, 2005 (File No. 333-124052) and incorporated herein by reference.
(2)	Previously filed with the Annual Report on Form 10-K filed by Wynn Resorts on March 1, 2013.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WYNN LAS VEGAS, LLC

Dated: May 10, 2013	By:	/s/ Scott Peterson
Scott Peterson
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)