Form 10-Q
period 2013-06-30
WYNN LAS VEGAS LLC
filed 2013-08-09
CIK 1180638

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Wynn Resorts Holdings, LLC owns all of the membership interests of the Registrant as of August 9, 2013.

The Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands)

(unaudited)

	June 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$205,890	$148,415
Receivables, net	139,556	162,395
Inventories	45,967	42,229
Prepaid expenses and other	28,262	26,697

Total current assets	419,675	379,736
Property and equipment, net	3,121,030	3,215,605
Restricted cash	243,038	—
Intangible assets, net	1,399	2,262
Deferred financing costs, net	39,767	40,871
Deposits and other assets	26,840	27,489
Investment in unconsolidated affiliates	3,755	3,918

Total assets	$3,855,504	$3,669,881

LIABILITIES AND MEMBER’S EQUITY
Current liabilities:
Current portion of long-term debt	$1,050	$1,050
Accounts payable	38,490	39,431
Accrued interest	62,745	64,048
Accrued compensation and benefits	57,913	45,580
Gaming taxes payable	13,042	14,023
Other accrued liabilities	21,182	21,813
Customer deposits	76,310	106,243
Due to affiliates, net	48,672	37,755

Total current liabilities	319,404	329,943
Long-term debt	3,354,469	3,125,424
Due to affiliates, net	158,173	146,345
Other	1,662	1,084

Total liabilities	3,833,708	3,602,796

Commitments and contingencies (Note 9)
Member’s equity:
Contributed capital	1,196,615	1,192,135
Accumulated deficit	(1,174,819)	(1,125,050)

Total member’s equity	21,796	67,085

Total liabilities and member’s equity	$3,855,504	$3,669,881

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(amounts in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2013	2012	2013	2012
Operating revenues:
Casino	$142,634	$98,572	$318,885	$256,265
Rooms	100,582	96,169	192,127	183,543
Food and beverage	146,521	138,373	261,970	247,319
Entertainment, retail and other	55,132	56,335	104,825	112,650

Gross revenues	444,869	389,449	877,807	799,777
Less: promotional allowances	(43,328)	(43,732)	(89,427)	(90,913)

Net revenues	401,541	345,717	788,380	708,864

Operating costs and expenses:
Casino	67,901	67,326	151,669	146,256
Rooms	32,982	32,615	65,201	61,840
Food and beverage	91,106	79,699	160,980	145,024
Entertainment, retail and other	31,533	34,456	59,644	71,530
General and administrative	62,287	58,289	121,344	113,506
Provision for doubtful accounts	(9,012)	(345)	(5,780)	4,018
Management fees	6,033	5,189	11,828	10,640
Depreciation and amortization	62,095	62,776	123,705	126,194
Property charges and other	7,065	2,174	9,819	5,892

Total operating costs and expenses	351,990	342,179	698,410	684,900

Operating income	49,551	3,538	89,970	23,964

Other income (expense):
Interest income and other	26	359	54	396
Interest expense	(56,640)	(58,493)	(113,397)	(110,640)
Increase in swap fair value	—	1,291	—	2,260
Loss on retirement of debt	(26,578)	—	(26,578)	(4,828)
Equity in income from unconsolidated affiliates	233	105	182	218

Other income (expense), net	(82,959)	(56,738)	(139,739)	(112,594)

Net loss	(33,408)	(53,200)	(49,769)	(88,630)
Other comprehensive income	—	—	—	—

Total comprehensive loss	$(33,408)	$(53,200)	$(49,769)	$(88,630)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(49,769)	$(88,630)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	123,705	126,194
Stock-based compensation	4,480	2,699
Amortization and write-off of deferred financing costs, and other	4,253	6,669
Equity in income of unconsolidated affiliates, net of distributions	163	151
Loss on retirement of debt	26,578	4,828
Provision for doubtful accounts	(5,780)	4,018
Property charges and other	588	5,042
Increase in swap fair value	—	(2,260)
Increase (decrease) in cash from changes in:
Receivables	28,999	(3,139)
Inventories and prepaid expenses and other	(5,303)	1,823
Accounts payable and accrued expenses	(24,729)	8,212
Due to affiliates, net	15,161	8,135

Net cash provided by operating activities	118,346	73,742

Cash flows from investing activities:
Capital expenditures, net of construction payables and retention	(23,368)	(23,439)
Deposits and purchase of other assets	(2,609)	(1,747)
Due to affiliates, net	7,352	6,863
Proceeds from sale of assets	187	313

Net cash used in investing activities	(18,438)	(18,010)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	500,000	900,000
Principal payments on long-term debt	(275,405)	(371,567)
Restricted cash	(243,038)	—
Interest rate swap transactions	—	(2,368)
Payments of financing costs	(23,990)	(11,268)

Net cash (used in) provided by financing activities	(42,433)	514,797

Cash and cash equivalents:
Increase in cash and cash equivalents	57,475	570,529
Balance, beginning of period	148,415	201,399

Balance, end of period	$205,890	$771,928

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Organization and Basis of Presentation

Organization

Wynn Las Vegas, LLC was formed on April 17, 2001 as a Nevada limited liability company. Unless the context otherwise requires, all references herein to the “Company” refer to Wynn Las Vegas, LLC, a Nevada limited liability company and its consolidated subsidiaries. The sole member of the Company is Wynn Resorts Holdings, LLC (“Holdings”). The sole member of Holdings is Wynn Resorts, Limited (“Wynn Resorts”). The Company was organized primarily to construct and operate Wynn Las Vegas | Encore (“Wynn Las Vegas”), a fully integrated destination resort and casino on the “Strip” in Las Vegas, Nevada.

Wynn Las Vegas Capital Corp. (“Wynn Capital”) is a wholly owned subsidiary of the Company incorporated on June 3, 2002, solely for the purpose of obtaining financing for Wynn Las Vegas. Wynn Capital is authorized to issue 2,000 shares of common stock, par value $0.01. At June 30, 2013, the Company owned the one share that was issued and outstanding. Wynn Capital has neither any significant net assets nor has had any operating activity. Its sole function is to serve as the co-issuer of the mortgage notes described below. Wynn Las Vegas, LLC and Wynn Capital together are hereinafter referred to as the “Issuers”.

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

The accompanying condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results for the interim periods have been made. The results for the three and six months ended June 30, 2013 are not necessarily indicative of results to be expected for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

2.	Summary of Significant Accounting Policies

Cash and Cash Equivalents

Cash and cash equivalents are comprised of highly liquid investments with purchase maturities of three months or less. Cash equivalents are carried at cost, which approximates fair value.

Restricted Cash

As of June 30, 2013, restricted cash balances totaled approximately $243 million, which consists of funds held for the purpose of redeeming, in November 2013, the portion of the 7 7/8% First Mortgage Notes due 2017 that were not tendered in May 2013. For more information on the Wynn Las Vegas tender offer, see Note 6 – “Long-Term Debt.” There were no restricted cash balances as of December 31, 2012.

Accounts Receivable and Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of casino accounts receivable. The Company issues credit in the form of “markers” to approved casino customers following investigations of creditworthiness. As of June 30, 2013 and December 31, 2012, approximately 74% and 78%, respectively, of the Company’s markers were due from customers residing in foreign countries, primarily in Asia. Business or economic conditions or other significant events in these countries could affect the collectibility of such receivables.

Accounts receivable, including casino and hotel receivables, are typically non-interest bearing and are initially recorded at cost. Accounts are written off when management deems them to be uncollectible or after two years, whichever period is shorter. Recoveries of accounts previously written off are recorded when received. An allowance for doubtful accounts is maintained to reduce the Company’s receivables to their estimated carrying amount, which approximates fair value. The allowance is estimated based on specific review of customer accounts as well as management’s experience with collection trends in the casino industry and current economic and business conditions. During the quarter ended June 30, 2013, the Company recorded an adjustment to its reserve estimates for casino accounts receivable based on the results of historical collection patterns and current collection trends. This adjustment benefitted operating income and net loss by $12.2 million for the three and six months ended June 30, 2013. This change in estimate was the primary factor that resulted in a $9 million credit to the provision for doubtful accounts for the quarter ended June 30, 2013.

During the quarter ended June 30, 2012, the Company recorded a similar adjustment which benefitted operating income and net loss by $9.6 million. This change in estimate was the primary factor that resulted in a $0.3 million credit to the provision for doubtful accounts for the quarter ended June 30, 2012.

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

The retail value of accommodations, food and beverage, and other services furnished to guests without charge is included in gross revenues and then deducted as promotional allowances. The estimated cost of providing such promotional allowances is primarily included in casino expenses as follows (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Rooms	$8,584	$8,603	$18,011	$17,588
Food and beverage	14,230	13,775	29,666	29,189
Entertainment, retail and other	2,508	2,779	5,559	6,596

	$25,322	$25,157	$53,236	$53,373

Gaming Taxes

The Company is subject to taxes based on gross gaming revenues, subject to applicable adjustments. These gaming taxes are an assessment on the Company’s gaming revenues and are recorded as an expense within the “Casino” line item in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss. These taxes totaled $10.9 million and $7.4 million for the three months ended June 30, 2013 and 2012, respectively. For the six months ended June 30, 2013 and 2012, these taxes totaled $23.4 million and $18.4 million, respectively.

Advertising Costs

The Company expenses advertising costs the first time the advertising takes place and such costs are primarily included in general and administrative expenses. Advertising costs totaled $5.1 million and $5.8 million for the three months ended June 30, 2013 and 2012, respectively. Advertising costs totaled $10.4 million and $9.7 million for the six months ended June 30, 2013 and 2012, respectively.

Stock-Based Compensation

The Company accounts for stock-based compensation related to equity shares of Wynn Resorts granted to its employees by recognizing the costs of the employee services received in exchange for the equity award instrument based on the grant date fair value of the awards over the service period. For the six months ended June 30, 2013 and 2012, the Company recorded $4.5 million and $2.7 million, respectively, in share-based compensation with a corresponding credit to contributed capital.

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

In July 2012, the FASB issued an accounting standards update that is intended to simplify the guidance for testing the decline in the realizable value (impairment) of indefinite-lived intangible assets other than goodwill. The update allows for the consideration of qualitative factors in determining whether it is necessary to perform quantitative impairment tests. The effective date for this update is for the annual, and interim impairment tests performed for years beginning after September 15, 2012. The adoption did not have a material impact on the Company’s financial statements.

3.	Supplemental Disclosure of Cash Flow Information

Interest paid for the six months ended June 30, 2013 and 2012 totaled $111.6 million and $92.4 million, respectively. Interest paid during the six months ended June 30, 2013 increased due to the issuance of the $900 million 5 3/8% First Mortgage Notes in March 2012. There was no interest capitalized during the six months ended June 30, 2013 or 2012.

During the six months ended June 30, 2013 capital expenditures include an increase of $0.3 million in construction payables and retention recorded through amounts due to affiliates compared with a decrease of $6.2 million during the six months ended June 30, 2012.

4.	Receivables, net

Receivables, net consisted of the following (amounts in thousands):

	June 30, 2013	December 31, 2012
Casino	$152,947	$190,528
Hotel	15,960	16,914
Retail leases and other	21,730	19,234

	190,637	226,676
Less: allowance for doubtful accounts	(51,081)	(64,281)

	$139,556	$162,395

5.	Property and Equipment, net

Property and equipment, net consisted of the following (amounts in thousands):

	June 30, 2013	December 31, 2012

Land and improvements	$622,941	$622,942
Buildings and improvements	2,627,986	2,626,384
Airplane	44,364	44,364
Furniture, fixtures and equipment	1,346,811	1,336,661
Construction in progress	10,433	2,518

	4,652,535	4,632,869
Less: accumulated depreciation	(1,531,505)	(1,417,264)

	$3,121,030	$3,215,605

6.	Long-Term Debt

Long-term debt consisted of the following (amounts in thousands):

	June 30, 2013	December 31, 2012
7 7/8% First Mortgage Notes, due November 1, 2017, net of original issue discount of $3,041 at June 30, 2013 and $7,384 at December 31, 2012	$222,254	$492,616
7 7/8% First Mortgage Notes, due May 1, 2020, net of payable to affiliate and original issue discount of $1,995 at June 30, 2013 and $2,102 at December 31, 2012	350,015	349,908
7 3/4% First Mortgage Notes, due August 15, 2020	1,320,000	1,320,000
5 3/8% First Mortgage Notes, due March 15, 2022	900,000	900,000
4 1/4% Senior Notes, due May 30, 2023	500,000	—
$42 million Note Payable due April 1, 2017; interest at LIBOR plus 1.25%	33,250	33,950
Payable to Affiliate	30,000	30,000

	3,355,519	3,126,474
Current portion of long-term debt	(1,050)	(1,050)

	$3,354,469	$3,125,424

Wynn Las Vegas First Mortgage Notes

On May 15, 2013, the Company, an indirect wholly owned subsidiary of Wynn Resorts, Limited, commenced a cash tender offer (the “tender offer”) for any and all of the outstanding $500 million aggregate principal amount of the 7 7/8% First Mortgage Notes due 2017 (the “2017 Notes”) of Wynn Las Vegas, LLC (“Wynn Las Vegas”) and Wynn Las Vegas Capital Corp., an indirect wholly owned subsidiary of Wynn Resorts, Limited (together with Wynn Las Vegas, the “Issuers”), and a solicitation of consents to certain proposed amendments to the indenture (the “2017 Indenture”) governing the 2017 Notes.

The tender offer expired on May 21, 2013 and at the time of expiration, Wynn Las Vegas had received valid tenders with respect to approximately $274.7 million of the $500 million aggregate principal amount of the 2017 Notes outstanding. On May 22, 2013, note holders who validly tendered their 2017 Notes received the total consideration of $1,071.45 for each $1,000 principal amount of 2017 Notes, the premium portion of which totaled approximately $19.6 million. In accordance with accounting standards, the tender offer premium was expensed and is included in loss on retirement of debt in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss. In addition, upon the tender offer completion, the Issuers entered into a supplemental indenture, which eliminated substantially all of the restrictive covenants and certain events of default from the 2017 Indenture.

Also in connection with this transaction, the Company expensed $6.7 million of unamortized debt issue costs and original issue discount related to the 2017 Notes and incurred other fees of approximately $0.3 million that are included in loss on retirement of debt in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss.

Wynn Las Vegas 2023 Notes

Separately, on May 22, 2013, the Issuers completed the issuance of $500 million aggregate principal amount of 4 1/4% Senior Notes due 2023 (the “2023 Notes”) pursuant to an indenture, dated as of May 22, 2013 (the “2023 Indenture”), among the Issuers, the Guarantors (as defined below) and U.S. Bank National Association, as trustee. The 2023 Notes were issued at par. The Issuers used the net proceeds from the 2023 Notes to cover the cost of purchasing the 2017 Notes tendered in the tender offer. In addition, the Issuers satisfied and discharged the 2017 Indenture and, in November 2013, may use any remaining net proceeds to redeem any and all of the 2017 Notes not previously tendered. In connection with the issuance of the 2023 Notes, the Company capitalized approximately $4.1 million of financing costs.

The 2023 Notes will mature on May 30, 2023 and bear interest at the rate of 4 1/4% per annum. The Issuers may, at their option, redeem the 2023 Notes, in whole or in part, at any time or from time to time prior to their stated maturity. The redemption price for 2023 Notes that are redeemed before February 28, 2023 will be equal to the greater of (a) 100% of the principal amount of the 2023 Notes to be redeemed or (b) a “make-whole” amount described in the 2023 Indenture, plus in either case accrued and unpaid interest to, but not including, the redemption date. The redemption price for the 2023 Notes that are redeemed on or after February 28, 2023 will be equal to 100% of the principal amount of the 2023 Notes to be redeemed, plus accrued and unpaid interest to, but not including, the redemption date. In the event of a change of control triggering event, the Issuers will be required to offer to repurchase the 2023 Notes at 101% of the principal amount, plus accrued and unpaid interest to but not including the repurchase date. The 2023 Notes are also subject to mandatory redemption requirements imposed by gaming laws and regulations of gaming authorities in Nevada.

The 2023 Notes are the Issuers’ senior unsecured obligations and rank pari passu in right of payment with the Issuers’ outstanding 7 7/8% First Mortgage Notes due 2020 (“7 7/8% 2020 Notes”), 7 3/4% First Mortgage Notes due 2020 (the “7 3/4% 2020 Notes”) and 5 3/8% First Mortgage Notes due 2022 (the “2022 Notes” and, together with the 7 7/8% 2020 Notes and 7 3/4% 2020 Notes, the “Existing Notes”). The 2023 Notes are secured by a first priority pledge of the Company’s equity interests, the effectiveness of which is subject to the prior approval of the Nevada gaming authorities. The equity interests of the Company also secure the Existing Notes. If Wynn Resorts, Limited receives an investment grade rating from one or more ratings agencies, the first priority pledge securing the 2023 Notes will be released.

The 2023 Notes are jointly and severally guaranteed by all of the Issuers’ subsidiaries, other than Wynn Las Vegas Capital Corp. which was a co-issuer (the “Guarantors”). The guarantees are senior unsecured obligations of the Guarantors and rank senior in right of payment to all of their existing and future subordinated debt. The guarantees rank equally in right of payment with all existing and future liabilities of the Guarantors that are not so subordinated and will be effectively subordinated in right of payment to all of such Guarantors’ existing and future secured debt (to the extent of the collateral securing such debt).

The 2023 Indenture contains covenants limiting the Issuers’ and the Guarantor’s ability to create liens on assets to secure debt; enter into sale-leaseback transactions; and merge or consolidate with another company. These covenants are subject to a number of important and significant limitations, qualifications and exceptions.

Events of default under the 2023 Indenture include, among others, the following: default for 30 days in the payment when due of interest on the 2023 Notes; default in payment when due of the principal of, or premium, if any, on the 2023 Notes; failure to comply with certain covenants in the 2023 Indenture; and certain events of bankruptcy or insolvency. In the case of an event of default arising from certain events of bankruptcy or insolvency with respect to the Issuers or any Guarantor, all 2023 Notes then outstanding will become due and payable immediately without further action or notice.

The 2023 Notes were offered pursuant to an exemption under the Securities Act of 1933, as amended (the “Securities Act”). The 2023 Notes were offered only to qualified institutional buyers in reliance on Rule 144A under the Securities Act or outside the United States to certain persons in reliance on Regulation S under the Securities Act. The 2023 Notes have not been and will not be registered under the Securities Act of 1933 or under any state securities laws. Therefore, the 2023 Notes may not be offered or sold within the United States to, or for the account or benefit of, any United States person unless the offer or sale would qualify for a registration exemption from the Securities Act and applicable state securities laws.

As described in Note 9 – “Commitments and Contingencies”, Elaine Wynn has submitted a cross claim against Steve Wynn and Kazuo Okada in relation to the ongoing litigation. The indentures governing the Existing Notes (other than the 5 3/8% First Mortgage Notes due 2022) and the 2023 Notes provide that if Steve Wynn, together with certain related parties, in the aggregate beneficially owns a lesser percentage of the outstanding common stock of Wynn Resorts than are beneficially owned by any other person, a change of control will have occurred. If Elaine Wynn prevails in her cross claim, Steve Wynn would not beneficially own or control Elaine Wynn’s shares and a change in control may result under the Company’s debt documents.

Debt Covenant Compliance

As of June 30, 2013, management believes the Company was in compliance with all debt covenants.

Fair Value of Long Term Debt

The net book value of the Company’s outstanding first mortgage notes and senior notes was approximately $3.3 billion and $3.1 billion at June 30, 2013 and December 31, 2012, respectively. The estimated fair value of the Company’s outstanding first mortgage notes and senior notes, based on recent trades (using Level 2 inputs), was approximately $3.5 billion and $3.4 billion at June 30, 2013 and December 31, 2012, respectively. The net book value and estimated fair value of the Company’s other debt instruments was approximately $33.3 million and $34 million at June 30, 2013 and December 31, 2012, respectively.

7.	Related Party Transactions

Amounts Due to Affiliates, net

As of June 30, 2013, the Company’s current due to affiliates, net was comprised of $44.3 million including corporate allocations discussed below and $4.4 million of construction related payables. The long-term due to affiliates is management fees of $158.2 million (equal to 1.5% of net revenues and payable upon meeting certain leverage ratios as specified in the documents governing the Company’s first mortgage notes indentures).

As of December 31, 2012, the Company’s current due to affiliates, net was comprised of $33.7 million including corporate allocations discussed below and $4.1 million of construction related payables. The long-term due to affiliates was management fees of $146.3 million.

The Company periodically settles amounts due to affiliates with cash receipts and payments, except for the management fee, which is payable upon meeting certain leverage ratios specified in the documents governing the first mortgage notes and senior notes.

Corporate Allocations

The accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss include allocations from Wynn Resorts for legal, accounting, human resources, information services, real estate, and other corporate support services. The corporate support service allocations have been determined on a basis that Wynn Resorts and the Company consider to be reasonable estimates of the utilization of service provided or the benefit received by the Company. Wynn Resorts maintains corporate offices at Wynn Las Vegas without charge from the Company. The Company settles these corporate allocation charges with Wynn Resorts on a periodic basis as discussed in “Amounts Due to Affiliates, net” above. For the three months ended June 30, 2013 and 2012, $7 million and $7.1 million, respectively, were charged to the Company for such corporate allocations. For the six months ended June 30, 2013 and 2012, $13.2 million and $13.8 million, respectively, were charged to the Company for such corporate allocations.

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

Villa Suite Lease

On March 18, 2010, Mr. Wynn and the Company entered into an Amended and Restated Agreement of Lease (the “Prior SW Lease”) for a villa suite to serve as Mr. Wynn’s personal residence. The Prior SW Lease amended and restated a previous lease. The Prior SW Lease was approved by the Audit Committee of the Board of Directors of Wynn Resorts. The term of the Prior SW Lease commenced as of March 1, 2010 and ran concurrent with Mr. Wynn’s employment agreement with Wynn Resorts; provided that either party could terminate on 90 days notice. Pursuant to the Prior SW Lease, the rental value of the villa suite is treated as imputed income to Mr. Wynn, and was equal to the fair market value of the accommodations provided. Effective March 1, 2010, and for the first two years of the term of the Prior SW Lease, the rental value was $503,831 per year. Effective March 1, 2012, the rental value was $440,000 per year. On May 7, 2013, Wynn Las Vegas entered into a 2013 Amended and Restated Agreement of Lease (the “Existing SW Lease”), effective December 29, 2012, to include an expansion of the villa and to adjust the rental value accordingly to $525,000 per year based on the current fair market value as established by the Audit Committee of Wynn Resorts with the assistance of an independent third-party appraisal. The rental value for the villa suite will be re-determined every two years during the term of the Existing SW Lease by the Audit Committee. Certain services for, and maintenance of, the villa suite are included in the rental.

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

Golf Course Lease

On September 18, 2012, the Company distributed to Wynn Resorts, Limited, the Wynn Las Vegas golf course land and the related water rights. Commencing September 18, 2012, the Company leases approximately 140 acres (upon which the golf course is located) and water rights from Wynn Resorts. The term of this lease is on a month-to-month basis provided, however, that either party may terminate this lease by providing written notice of such termination to the other party no later than 30 days prior to the expiration of any monthly period. The combined rental value for both the golf course land and the water rights is $598,000 per month.

8.	Property Charges and Other

Property charges and other for the three months ended June 30, 2013 and 2012 were $7.1 million and $2.2 million, respectively. Property charges and other for the six months ended June 30, 2013 and 2012 were $9.8 million and $5.9 million, respectively.

Property charges generally include costs related to the retirement of assets for remodels and asset abandonments. Property charges and other for the three and six months ended June 30, 2013 and 2012 included miscellaneous renovations and abandonments at our resort, entertainment development costs and fees paid in connection with the termination of a contract.

9.	Commitments and Contingencies

Sales and Use Tax on Complimentary Meals

In March 2008, the Nevada Supreme Court ruled, in the matter captioned Sparks Nugget, Inc. vs. The State of Nevada Ex Rel. Department of Taxation, that food and non-alcoholic beverages purchased for use in providing complimentary meals to customers and to employees were exempt from use tax. Through April 2008, Wynn Las Vegas paid use tax on these items and filed for refunds for the periods from April 2005 to April 2008. The amount subject to these refunds was $5.4 million. The Company did not record a receivable associated with its $5.4 million refund claim.

In February of 2012, the Nevada Department of Taxation announced that while the food and nonalcoholic beverages purchased for use in complimentary meals are not subject to use tax, the complimentary meal itself is subject to sales tax. At that time, the Company began to accrue sales tax on certain complimentary meals.

In June 2013, the Governor of the State of Nevada signed into law a bill that provides food, meals, and non-alcoholic drinks provided to employees, patrons and guests are not subject to Nevada sales tax. This legislation codified an agreement reached between the Nevada Tax Commission and several large casino taxpayers that provided the taxpayers would agree to forego and cause to dismiss their pending refund claims and the Nevada Tax Commission would agree not to assess Nevada sales or use tax on complimentary food, meals, and non-alcoholic drinks through 2019. As a result of this legislation, the Company has reversed its accrual for sales tax on complimentary meals of $2.9 million in the current quarter.

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

Based on the Freeh Report, the Board of Directors of Wynn Resorts determined that each of the Okada Parties is an “unsuitable person” under Article VII of Wynn Resorts’ articles of incorporation. The Board of Directors was unanimous (other than Mr. Okada) in its determination. The Board of Directors also requested that Mr. Okada resign as a director of Wynn Resorts (under Nevada corporation law, a board of directors does not have the power to remove a director) and recommended that Mr. Okada be removed as a member of the Board of Directors of Wynn Macau, Limited. On February 18, 2012, Mr. Okada was removed from the Board of Directors of Wynn Las Vegas Capital Corp., an indirect wholly owned subsidiary of Wynn Resorts, and on February 24, 2012, he was removed from the Board of Directors of Wynn Macau, Limited. On February 22, 2013, Mr. Okada was removed from the Board of Directors of Wynn Resorts by a stockholder vote in which 99.6% of the over 86 million shares voted were cast in favor of removal. Additionally, Mr. Okada resigned from the Board of Directors of Wynn Resorts on February 21, 2013.

Based on the Board of Directors’ finding of “unsuitability,” on February 18, 2012, Wynn Resorts redeemed and cancelled Aruze USA, Inc.’s 24,549,222 shares of Wynn Resorts’ common stock. Following a finding of “unsuitability,” Article VII of Wynn Resorts’ articles of incorporation authorizes redemption at “fair value” of the shares held by unsuitable persons. Pursuant to the articles of incorporation, Wynn Resorts issued the Redemption Price Promissory Note (“Redemption Note”) to Aruze USA, Inc. in redemption of the shares. The Redemption Note has a principal amount of $1.94 billion, matures on February 18, 2022 and bears interest at the rate of 2% per annum, payable annually in arrears on each anniversary of the date of the Redemption Note. The indebtedness evidenced by the Redemption Note is and shall be subordinated in right of payment, to the extent and in the manner provided in the Redemption Note, to the prior payment in full of all existing and future obligations of Wynn Resorts or any of its affiliates in respect of indebtedness for borrowed money of any kind or nature.

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

Wynn Resorts’ Complaint and the Okada Parties’ Counterclaim have been, and continue to be, challenged through motion practice. At a hearing held on November 13, 2012, the Nevada state court granted the Wynn Parties’ motion to dismiss the Counterclaim with respect to the Okada Parties’ claim under the Nevada Racketeer Influenced and Corrupt Organizations Act with respect to certain Wynn Resorts’ executives but otherwise denied the motion. At a hearing held on January 15, 2013, the court denied the Okada Parties’ motion to dismiss Wynn Resorts’ Complaint. On April 22, 2013, Wynn Resorts filed a second amended complaint. On June 12, 2013, the Okada Parties filed a request to file a third amended counterclaim, but the amended pleading has not yet been filed. The parties had been engaged in discovery at the time the court entered the Stay (defined and discussed below). Therefore, although the court previously set a timetable for all discovery, pre-trial and trial deadlines, with a five-week jury trial scheduled to commence in April 2014, this schedule may change due to the Stay.

On April 8, 2013, the United States Attorney’s Office and the U.S. Department of Justice filed a Motion to Intervene and for Temporary and Partial Stay of Discovery in the Redemption Action. The motion stated that the federal government has been conducting a criminal investigation of the Okada Parties involving the “same underlying allegations of misconduct – that is, potential violations of the Foreign Corrupt Practice Act and related fraudulent conduct – that form the basis of” Wynn Resorts’ complaint, as amended, in the Redemption Action. The motion sought to stay all discovery in the Redemption Action related to the Okada Parties’ allegedly unlawful activities in connection with their Philippine Casino Project until the conclusion of the criminal investigation and any resulting criminal prosecution, with an interim status update to the court in six months. At a hearing on May 2, 2013, the court granted the motion and ordered that all discovery in the Redemption Action be stayed for a period of six months (the “Stay”).

On May 30, 2013, Elaine Wynn filed a motion for partial relief from the Stay, to allow her to conduct limited discovery related to her cross and counterclaims. The Wynn Parties opposed the motion so as to not interfere with the United States Government’s investigation. At a hearing on August 1, 2013, the court denied the motion. On August 2, 2013, the court stayed discovery in the indemnification action related to the government investigations (consistent with the Stay in the Redemption Action), and ordered that all other discovery be conducted within ninety days. The court did not set a trial date; rather set the matter for a status check on January 10, 2014.

Subject to the Stay, Wynn Resorts will continue to vigorously pursue its claims against the Okada Parties, and the Wynn Parties will continue to vigorously defend against the counterclaims asserted against them. Wynn Resorts’ claims and the Okada Parties’ counterclaims remain in an early stage and management has determined that based on proceedings to date, it is currently unable to determine the probability of the outcome of this matter or the range of reasonably possible loss, if any. An adverse judgment or settlement involving payment of a material amount could cause a material adverse effect on our financial condition.

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

On February 8, 2012, following the initiation of Mr. Okada’s litigation against Wynn Resorts regarding Wynn Macau’s donation to the University of Macau Development Foundation, Wynn Resorts received a letter from the Salt Lake Regional Office of the SEC requesting that, in connection with an informal inquiry by the SEC, Wynn Resorts preserve information relating to the donation to the University of Macau, any donations by Wynn Resorts to any other educational charitable institutions, including the University of Macau Development Foundation, and Wynn Resorts’ casino or concession gaming licenses or renewals in Macau. Wynn Resorts is fully cooperating with the Salt Lake Regional Office staff. On July 2, 2013, Wynn Resorts received a letter from the Office stating that the investigation had been completed with the Office not intending to recommend any enforcement action against Wynn Resorts by the SEC.

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

For additional information regarding the proceedings discussed above and related proceedings see Part II, Item 1 of the Quarterly Report on Form 10-Q filed by Wynn Resorts for the quarter ended June 30, 2013.

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

Forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those we express in these forward-looking statements. These include the risks and uncertainties in Item 1A – Risk Factors and other risk factors we describe from time to time in our periodic filings with the SEC as well as the following:

•	leverage and debt service (including sensitivity to fluctuations in interest rates);

•	volatility and weakness in world-wide credit and financial markets and from governmental intervention in the financial markets;

•	our dependence on Stephen A. Wynn and existing management;

•	pending or future legal proceedings;

•	regulatory or enforcement actions;

•	our dependence on Wynn Las Vegas | Encore for all of our operating cash flow;

•	competition in the casino/hotel and resort industries and actions taken by our competitors;

•	fluctuations in occupancy rates and average daily room rates;

•	adverse tourism trends given the current domestic and international economic conditions;

•	new development and construction activities of competitors;

•	changes in federal or state tax laws or the administration of such laws;

•	changes in gaming laws or regulations (including the legalization of gaming in certain jurisdictions);

•	approvals under applicable jurisdictional laws and regulations (including gaming laws and regulations);

•	general global macroeconomic conditions;

•	decreases in levels of travel, leisure and consumer spending;

•	continued high unemployment;

•	cyber security risk including misappropriation of customer information or other breaches of information security;

•	the impact that an outbreak of an infectious disease or the impact of a natural disaster may have on the travel and leisure industry; and

•	the consequences of military conflicts and any future security alerts and/or terrorist attacks.

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

Overview

We are a developer, owner and operator of destination casino resorts. We currently own and operate Wynn Las Vegas | Encore (“Wynn Las Vegas”), a fully integrated destination casino resort in Las Vegas, Nevada. Wynn Las Vegas, located at the intersection of the Las Vegas Strip and Sands Avenue, occupies approximately 215 acres of land (of which approximately 140 acres comprise the Wynn Las Vegas golf course) fronting the Las Vegas Strip and utilizes approximately 18 additional acres across Sands Avenue, a portion of which is improved with an employee parking garage and approximately 5 acres adjacent to the golf course on which an office building is located. Commencing September 18, 2012, when the golf course land and related water rights were distributed to Wynn Resorts, Limited (“ Wynn Resorts”), we lease approximately 140 acres (upon which the golf course is located) and water rights from Wynn Resorts.

Our Las Vegas resort complex features:

•	Approximately 186,000 square feet of casino space, offering 24-hour gaming and a full range of games, including private gaming salons, a sky casino, a poker room, and a race and sports book;

•	Two luxury hotel towers with a total of 4,748 spacious guest rooms, suites and villas;

•	35 food and beverage outlets featuring signature chefs;

•	A Ferrari and Maserati automobile dealership;

•	Approximately 284,000 square feet of meeting and convention space;

•

Approximately 96,000 square feet of high-end, brand-name retail shopping, including stores and boutiques by Alexander McQueen, Brioni, Cartier, Chanel, Chloé, Chopard, Dior, Graff, Hermes, IWC Schaffhausen, Jaeger LeCoultre, Loro Piana, Louis Vuitton, Manolo Blahnik, Nicholas Kirkwood, Oscar de la Renta, Piaget, Rolex, Vertu and others;

•	Recreation and leisure facilities, including an 18-hole golf course, swimming pools, private cabanas and two full service spas and salons;

•	Two showrooms; and

•	Three nightclubs and a beach club.

Construction and Future Development

In response to our evaluation of our property and the reactions of our guests, we have made and expect to continue to remodel and make enhancements and refinements to our resort complex.

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

We recorded a net loss for the three months ended June 30, 2013 of $33.4 million, compared to a net loss of $53.2 million recorded for the three months ended June 30, 2012. Our results for the three months ended June 30, 2013 were benefitted by improved profits primarily in the casino department ($44 million) where we experienced a higher table games win percentage, partially offset by a loss on retirement of debt of $26.6 million related to the cash tender offer for our 2017 Notes as discussed in “Other non-operating costs and expenses” below.

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

Financial results for the three months ended June 30, 2013 compared to the three months ended June 30, 2012.

Revenues

Net revenues for the three months ended June 30, 2013, were comprised of $142.6 million in casino revenues (35.5% of total net revenues) and $258.9 million of net non-casino revenues (64.5% of total net revenues). Net revenues for the three months ended June 30, 2012, were comprised of $98.6 million in casino revenues (28.5% of total net revenues) and $247.1 million of net non-casino revenues (71.5% of total net revenues).

Casino revenues are comprised of the net win from our table games and slot machine operations. We experienced an increase in casino revenues of $44 million (44.7%) to $142.6 million for the three months ended June 30, 2013, compared to $98.6 million for the three months ended June 30, 2012, due to a significant increase in our table games win percentage (before discounts).

The table below sets forth key gaming statistics related to our operations.

	Three Months Ended June 30,
	2013	2012	Increase/ (Decrease)	Percent Change
	(amounts in thousands, except for win per unit per day amounts)
Drop	$548,021	$575,560	$(27,539)	(4.8)%
Table games win	$117,782	$86,485	$31,297	36.2%
Table games win %	21.5%	15.0%	6.5pts	—
Table games win per unit per day	$5,548	$4,384	$1,164	26.6%

Slot machine handle	$712,603	$707,840	$4,763	0.7%
Slot machine win	$44,689	$40,484	$4,205	10.4%
Slot machine win per unit per day	$231	$186	$45	24.2%

For the three months ended June 30, 2013, room revenues were $100.6 million, which represents a $4.4 million (4.6%) increase over the $96.2 million generated in the three months ended June 30, 2012. We experienced an increase in ADR during the three months ended June 30, 2013, compared to the three months ended June 30, 2012, and a decrease in occupancy rate of 0.7 percentage points. ADR has increased as we adjusted rates in an effort to attract customers who would take advantage of all aspects of our resort.

The table below sets forth key operating measures related to our room revenue.

	Three Months Ended June 30,
	2013	2012
Average Daily Rate	$268	$254
Occupancy	86.9%	87.6%
REVPAR	$233	$222

Other non-gaming revenues for the three months ended June 30, 2013, included food and beverage revenues of $146.6 million, retail revenues of $22.2 million, entertainment revenues of $14.7 million and other revenues from outlets, including the spa and salon, of $18.2 million. Other non-casino revenues for the three months ended June 30, 2012, included food and beverage revenues of $138.4 million, retail revenues of $21 million, entertainment revenues of $18.1 million and other revenues from outlets such as the spa and salon, of $17.2 million. Food and beverage revenues increased primarily due to strong business in restaurants and nightclubs. Entertainment revenues decreased primarily due to a show that ended its run in November 2012.

Departmental, Administrative and Other Expenses

For the three months ended June 30, 2013, departmental expenses included casino expenses of $67.9 million, room expense of $33 million, food and beverage expenses of $91 million, and entertainment, retail and other expenses of $31.5 million. Also included are general and administrative expenses of $62.2 million and a $9 million credit taken to provision for doubtful accounts receivable. For the three months ended June 30, 2012, departmental expenses included casino expense of $67.3 million, room expense of $32.6 million, food and beverage expense of $79.7 million, and entertainment, retail and other expense of $34.5 million. Also included are general and administrative expenses of $58.3 million and a $0.3 million credit taken to provision for doubtful accounts receivable. Casino expenses include a $2.9 million reversal of an accrual for sales tax on complimentary meals. Food and beverage expenses increased over the prior year quarter primarily due to additional nightclub promotional costs. Entertainment, retail and other expenses decreased primarily due to a show that ended its run in November 2012. General and administrative expenses increased primarily due to intercompany golf course and water rights lease expense that began in September 2012. During both the quarters ended June 30, 2013 and 2012, we recorded adjustments of $12.2 million and $9.6 million, respectively, to our reserve estimates for casino accounts receivable based on the results of historical collection patterns and current collection trends. These adjustments were the primary factors that resulted in a $9 million and $0.3 million credit to the provision for doubtful accounts for the three months ended June 30, 2013 and 2012, respectively.

Management fees

Since opening Wynn Las Vegas, management fees payable to Wynn Resorts for certain corporate management services have been charged and accrued at a rate equal to 1.5% of net revenues. These fees will be paid upon meeting certain leverage ratios and satisfying certain other criteria set forth in the first mortgage notes and senior notes indentures. Management fees were $6 million for the three months ended June 30, 2013, compared to $5.2 million for the three months ended June 30, 2012.

Depreciation and amortization

Depreciation and amortization for the three months ended June 30, 2013 was $62.1 million compared to $62.8 million for the three months ended June 30, 2012.

Property charges and other

Property charges and other for the three months ended June 30, 2013, were $7 million compared to $2.2 million for the three months ended June 30, 2012. Property charges and other for both the three months ended June 30, 2013 and 2012 related to miscellaneous renovations and abandonments at our resort complex, entertainment development costs and fees associated with the termination of a contract.

In response to our evaluation of our resort complex and the reactions of our guests, we continue to make enhancements and refinements. The costs relating to assets retired as a result of these enhancement and remodel efforts will be expensed as property charges.

Other non-operating costs and expenses

Interest expense was $56.6 million for the three months ended June 30, 2013, compared to $58.5 million for the three months ended June 30, 2012. No interest was capitalized during the quarter ended June 30, 2013 or 2012.

On May 22, 2013, Wynn Las Vegas completed the purchase of $274.7 million of the $500 million aggregate principal amount of the 7 7/8% First Mortgage Notes due 2017 (the “2017 Notes”) pursuant to a tender offer for any and all of the 2017 Notes. In connection with this tender offer, we paid $19.6 million in consideration to holders who tendered their notes. Additionally, Wynn Las Vegas expensed $6.7 million of unamortized debt issue costs and original issue discount related to the 2017 Notes and incurred other fees of approximately $0.3 million related to the tender offer. In accordance with the applicable accounting standards, we recorded these expenses and charges as a loss on retirement of debt totaling $26.6 million.

Changes in the fair value of our interest rate swaps are recorded as an increase (decrease) in swap fair value in each period. We recorded a gain of approximately $1.3 million for the three months ended June 30, 2012, resulting from the increase in the fair value of our interest rate swap during this period. In June 2012, we terminated the interest rate swap for a payment of $2.4 million.

Financial results for the six months ended June 30, 2013 compared to the six months ended June 30, 2012.

Revenues

Net revenues for the six months ended June 30, 2013, are composed of $318.9 million in casino revenues (40.4% of total net revenues) and $469.5 million of net non-casino revenues (59.6% of total net revenues). Net revenues for the six months ended June 30, 2012, were comprised of $256.3 million in casino revenues (36.2% of total net revenues) and $452.6 million of net non-casino revenues (63.8% of total net revenues).

Casino revenues are comprised of the net win from our table games and slot machine operations. We experienced an increase in casino revenues of $62.6 million (24.4%) to $318.9 million for the six months ended June 30, 2013, compared to $256.3 million for the six months ended June 30, 2012, due to a significant increase in our table games win percentage (before discounts).

The table below sets forth key gaming statistics related to our operations.

	Six Months Ended June 30,
	2013	2012	Increase/ (Decrease)	Percent Change
	(amounts in thousands, except for win per unit per day amounts)
Drop	$1,216,940	$1,230,081	$(13,141)	(1.1)%
Table games win	$296,572	$235,775	$60,797	25.8%
Table games win %	24.4%	19.2%	5.2pts	—
Table games win per unit per day	$7,025	$5,923	$1,102	18.6%

Slot machine handle	$1,409,198	$1,426,749	$(17,551)	(1.2)%
Slot machine win	$86,973	$83,486	$3,487	4.2%
Slot machine win per unit per day	$223	$192	$31	16.1%

Room revenues were $192.1 million, which represents an increase of $8.5 million (4.7%) compared to the prior year period. During the six months ended June 30, 2013, we experienced an increase in both occupancy and room rates as compared to the six months ended June 30, 2012. ADR has increased as we adjusted rates in an effort to attract customers who would take advantage of all aspects of our resort.

The table below sets forth key operating measures related to our room revenue.

	Six Months Ended June 30,
	2013	2012
Average Daily Rate	$263	$254
Occupancy	84.9%	83.5%
REVPAR	$224	$212

Other non-gaming revenues for the six months ended June 30, 2013, included food and beverage revenues of $262 million, retail revenues of $42.1 million, entertainment revenues of $29.9 million and other revenues from outlets, including the spa and salon, of $32.8 million. Other non-casino revenues for the six months ended June 30, 2012, included food and beverage revenues of $247.3 million, retail revenues of $41.2 million, entertainment revenues of $39.1 million and other revenues from outlets such as the spa and salon, of $32.4 million. Food and beverage revenues increased primarily due to strong business in our restaurants and nightclubs. Entertainment revenues decreased over the prior year period due to a show that ended its run in November 2012.

Departmental, Administrative and Other Expenses

For the six months ended June 30, 2013, departmental expenses included casino expenses of $151.7 million, room expense of $65.2 million, food and beverage expenses of $161 million, and entertainment, retail and other expenses of $59.6 million. Also included are general and administrative expenses of $121.3 million and a $5.8 million credit taken to provision for doubtful accounts receivable. For the six months ended June 30, 2012, departmental expenses included casino expense of $146.3 million, room expense of $61.8 million, food and beverage expense of $145 million, and entertainment, retail and other expense of $71.5 million. Also included are general and administrative expenses of $113.5 million and $4 million charged as a provision for doubtful accounts receivable. Casino expenses include a $2.9 million reversal of an accrual for sales tax on complimentary meals. Food and beverage expenses increased over the prior year period primarily due to additional nightclub promotional costs. General and administrative expenses increased primarily due to intercompany golf course and water rights lease expense that began in September 2012, as well as general advertising costs. During both the six months ended June 30, 2013 and 2012, we recorded adjustments of $12.2 million and $9.6 million, respectively, to our reserve estimates for casino accounts receivable based on the results of historical collection patterns and current collection trends. These adjustments were the primary factors that resulted in a $5.8 million credit and a $4 million charge to the provision for doubtful accounts for the six months ended June 30, 2013 and 2012, respectively.

Management fees

Since opening Wynn Las Vegas, management fees payable to Wynn Resorts for certain corporate management services have been charged and accrued at a rate equal to 1.5% of net revenues. These fees will be paid upon meeting certain leverage ratios and satisfying certain other criteria set forth in our first mortgage notes and senior notes indentures. Management fees were $11.8 million for the six months ended June 30, 2013, compared to $10.6 million for the six months ended June 30, 2012.

Depreciation and amortization

Depreciation and amortization for the six months ended June 30, 2013 was $123.7 million compared to $126.2 million for the six months ended June 30, 2012.

Property charges and other

Property charges and other for the six months ended June 30, 2013, were $9.8 million compared to $5.9 million for the six months ended June 30, 2012. Property charges and other for both the six months ended June 30, 2013 and 2012, related to miscellaneous renovations and abandonments at our resort complex, entertainment development costs and fees associated with the termination of a contract.

In response to our evaluation of our resort complex and the reactions of our guests, we continue to make enhancements. The costs relating to assets retired as a result of these enhancement and remodel efforts will be expensed as property charges.

Other non-operating costs and expenses

Interest expense was $113.4 million for the six months ended June 30, 2013, compared to $110.6 million for the six months ended June 30, 2012. No interest was capitalized during the six months ended June 30, 2013 or 2012. Interest expense increased approximately $2.8 million primarily due to the issuance of the $500 million 4 1/4% senior notes in May 2013.

On May 22, 2013, Wynn Las Vegas completed the tender offer for the 2017 Notes as discussed above. In connection with this tender offer, Wynn Las Vegas paid $19.6 million in consideration to holders who tendered their notes. Additionally, Wynn Las Vegas expensed $6.7 million of unamortized debt issue costs and original issue discount related to the 2017 Notes and incurred other fees of approximately $0.3 million related to the tender offer. In accordance with the applicable accounting standards, we recorded theses expenses and charges as a loss on retirement of debt totaling $26.6 million.

On March 12, 2012, we entered into the Amended Wynn Las Vegas Credit Agreement. In connection with this amendment we prepaid all term loans under the Wynn Las Vegas Credit Agreement, terminated all of our revolving credit commitments that were due to expire in 2013, and terminated all but $100 million of our revolving credit commitments expiring in 2015. In connection with this transaction, we expensed deferred financing costs of $4.8 million.

Changes in the fair value of our interest rate swaps are recorded as an increase (decrease) in swap fair value in each period. We recorded a gain of approximately $2.3 million for the six months ended June 30, 2012, resulting from the increase in the fair value of our interest rate swap during that period. In June 2012, we terminated the interest rate swap for a payment of $2.4 million.

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

Net cash provided by operations for the six months ended June 30, 2013, was $118.3 million compared to $73.7 million provided by operations for the six months ended June 30, 2012. Cash flow from operations increased due to stronger operating results primarily driven by improved performance in the casino department.

Investing Activities

Capital expenditures were approximately $23.4 million for both the six months ended June 30, 2013 and 2012, and related primarily to general property improvements.

Financing Activities

On May 15, 2013, we commenced a tender offer for any and all of the outstanding $500 million aggregate principal amount of the 2017 Notes of Wynn Las Vegas, LLC and Wynn Las Vegas Capital Corp., an indirect wholly owned subsidiary of Wynn Resorts (together with Wynn Las Vegas, LLC, the “Issuers”), and a solicitation of consents to certain proposed amendments to the indenture (the “2017 Indenture”) governing the 2017 Notes.

The tender offer expired on May 21, 2013 and at the time of expiration, Wynn Las Vegas, LLC had received valid tenders with respect to approximately $274.7 million of the $500 million aggregate principal amount of the 2017 Notes outstanding. On May 22, 2013, note holders who validly tendered their 2017 Notes received the total consideration of $1,071.45 for each $1,000 principal amount of 2017 Notes, the premium portion of which totaled approximately $19.6 million. In accordance with accounting standards, the tender offer premium was expensed and is included in loss on retirement of debt in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss. In addition, upon the tender offer completion, the Issuers entered into a supplemental indenture, which eliminated substantially all of the restrictive covenants and certain events of default from the 2017 Indenture.

Also in connection with this transaction, unamortized debt issue costs and original issue discount related to the 2017 Notes totaling $6.7 million were expensed and are included in loss on retirement of debt in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss.

Separately, on May 22, 2013, the Issuers completed its issuance of $500 million aggregate principal amount of 4 1/4% Senior Notes due 2023 (the “2023 Notes”) pursuant to an indenture, dated as of May 22, 2013 (the “2023 Indenture”), among the Issuers, all of the Issuers’ subsidiaries, other than Wynn Las Vegas Capital Corp. which was a co-issuer and U.S. Bank National Association, as trustee. The 2023 Notes were issued at par. The Issuers used the net proceeds from the 2023 Notes to cover the cost of purchasing the 2017 Notes tendered in the tender offer. In addition, the Issuers satisfied and discharged the 2017 Indenture and, in November 2013, may use any remaining net proceeds to redeem any and all of the 2017 Notes not previously tendered. In connection with the issuance of the 2023 Notes, we capitalized approximately $4.1 million of financing costs.

On March 12, 2012, the Issuers issued, in a private offering, $900 million aggregate principal amount of 5 3/8% First Mortgage Notes due 2022 (the “2022 Notes”) pursuant to an Indenture, dated as of March 12, 2012 (the “2022 Indenture”). A portion of the proceeds were used to repay all amounts outstanding under the Wynn Las Vegas term loan facilities. In October 2012, we commenced an offer to exchange all of the 2022 Notes for notes registered under the Securities Act of 1933, as amended. The exchange offer closed on November 6, 2012.

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

Capital Resources

At June 30, 2013, we had $205.9 million of cash and cash equivalents available for use without restriction, including for operations, debt service and retirement, new development activities, enhancements to our property and general corporate purposes. We require a certain amount of cash on hand for operations. We anticipate such funds, together with any additional borrowings and cash generated from operations will satisfy our liquidity needs during the remainder of 2013.

Contractual Obligations and Off-Balance Sheet Arrangements

As of June 30, 2013 we had unsecured outstanding letters of credit totaling $15.8 million. There have been no other material changes outside the ordinary course of our business during the quarter to our contractual obligations or off-balance sheet arrangements as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

Other Liquidity Matters

We are restricted under the indentures governing the first mortgage notes and senior notes from making certain “restricted payments” as defined in the indentures. These restricted payments include the payments of dividends or distributions to any direct or indirect holders of equity interests of Wynn Las Vegas, LLC. These restricted payments may not be made until certain other financial and non-financial criteria have been satisfied.

We intend to fund our operations and capital requirements from cash on hand and operating cash flow. We cannot be sure that we will generate sufficient cash flow from operations or that future borrowings that are available to us, if any, will be sufficient to enable us to service and repay our indebtedness and to fund our other liquidity needs. We cannot be sure that we will be able to refinance any of our indebtedness on acceptable terms or at all. Certain legal matters may also impact our liquidity. As described in our Condensed Consolidated Financial Statements, Note 9 – “Commitments and Contingencies”, Elaine Wynn has submitted a cross claim against Steve Wynn and Kazuo Okada. The indentures governing the Existing Notes (other than the 5 3/8% First Mortgage Notes due 2022) and the 2023 Notes provide that if Steve Wynn, together with certain related parties, in the aggregate beneficially owns a lesser percentage of the outstanding common stock of Wynn Resorts than are beneficially owned by any other person, a change of control will have occurred. If Elaine Wynn prevails in her cross claim, Steve Wynn would not beneficially own or control Elaine Wynn’s shares and a change in control may result under our debt documents.

New business developments or other unforeseen events may occur, resulting in the need to raise additional funds. We continue to explore opportunities to develop additional gaming or related businesses in the United States. There can be no assurances regarding the business prospects with respect to any other opportunity. Any other development would require us to obtain additional financing.

Critical Accounting Policies and Estimates

A description of our critical accounting policies is included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2012. There has been no material change to these policies for the six months ended June 30, 2013.

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

Interest Rate Risks

One of our primary exposures to market risk is interest rate risk associated with our debt facilities that bear interest based on floating rates. We attempt to manage interest rate risk by managing the mix of long-term fixed rate borrowings and variable rate borrowings, and by using hedging activities. We cannot assure you that these risk management strategies will have the desired effect, and interest rate fluctuations could have a negative impact on our results of operations. We do not use derivative financial instruments, other financial instruments or derivative commodity instruments for trading or speculative purposes.

Interest Rate Sensitivity

As of June  30, 2013 our long-term debt was essentially based on fixed rates.

Item 4. Controls and Procedures

(a) Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, the Company’s principal executive officer and principal financial officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective, at the reasonable assurance level, in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and were effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Internal Control Over Financial Reporting. There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter to which this report relates that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1A. Risk Factors

A description of our risk factors can be found in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012. There were no material changes to those risk factors during the six months ended June 30, 2013.

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

Item 6. Exhibits

(a) Exhibits

EXHIBIT INDEX

Exhibit No.	Description

3.1	Second Amended and Restated Articles of Organization of Wynn Las Vegas, LLC. (1)

3.2	Second Amended and Restated Operating Agreement of Wynn Las Vegas, LLC. (1)

10.1	2013 Amended and Restated Agreement of Lease, dated as of May 7, 2013, by and between Wynn Las Vegas, LLC and Stephen A. Wynn. (2)

10.2	Indenture, dated May 22, 2013, among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., the Guarantors named therein and U.S. Bank National Association, as trustee. (3)

10.3	Supplemental Indenture, dated May 22, 2013, among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., the Guarantors named therein and U.S. Bank National Association, as trustee. (3)

*31.1	Certification of Principal Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

*31.2	Certification of Principal Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

*32	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350.

*101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, filed with the SEC on August 9, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2013 and 2012, (ii) the Condensed Consolidated Balance Sheets at June 30, 2013 and December 31, 2012, (iii) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012, and (iv) Notes to Condensed Consolidated Financial Statements.**

*	Filed herewith
**	Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be not filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.
(1)	Previously filed with the Registration Statement on Form S-4 filed by the Registrant on April 13, 2005 (File No. 333-124052) and incorporated herein by reference.
(2)	Previously filed with the Quarterly Report on Form 10-Q filed by the Registrant on May 10, 2013 and incorporated herein by reference.
(3)	Previously filed with the Current Report on Form 8-K filed by the Registrant on May 22, 2013 and incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WYNN LAS VEGAS, LLC

Dated: August 9, 2013	By:	/s/ Scott Peterson
Scott Peterson
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)