Form 10-Q
period 2013-09-30
WYNN LAS VEGAS LLC
filed 2013-11-12
CIK 1180638

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Wynn Resorts Holdings, LLC owns all of the membership interests of the Registrant as of November 12, 2013.

The Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands)

	September 30, 2013 (unaudited)	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$214,474	$148,415
Restricted cash	243,038	—
Receivables, net	152,860	162,395
Inventories	45,524	42,229
Prepaid expenses and other	29,474	26,697

Total current assets	685,370	379,736
Property and equipment, net	3,071,347	3,215,605
Intangible assets, net	1,399	2,262
Deferred financing costs, net	36,434	40,871
Deposits and other assets	26,175	27,489
Investment in unconsolidated affiliates	3,792	3,918

Total assets	$3,824,517	$3,669,881

LIABILITIES AND MEMBER’S EQUITY
Current liabilities:
Current portion of long-term debt	$223,452	$1,050
Accounts payable	37,694	39,431
Accrued interest	42,345	64,048
Accrued compensation and benefits	58,889	45,580
Gaming taxes payable	15,667	14,023
Other accrued liabilities	21,715	21,813
Customer deposits	87,674	106,243
Due to affiliates, net	42,419	37,755

Total current liabilities	529,855	329,943
Long-term debt	3,131,920	3,125,424
Due to affiliates, net	164,065	146,345
Other	2,041	1,084

Total liabilities	3,827,881	3,602,796

Commitments and contingencies (Note 9)
Member’s equity:
Contributed capital	1,198,764	1,192,135
Accumulated deficit	(1,202,128)	(1,125,050)

Total member’s (deficit) equity	(3,364)	67,085

Total liabilities and member’s equity	$3,824,517	$3,669,881

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(amounts in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Operating revenues:
Casino	$161,580	$155,555	$480,465	$411,820
Rooms	95,662	90,980	287,789	274,523
Food and beverage	128,995	132,593	390,965	379,912
Entertainment, retail and other	58,252	56,567	163,077	169,217

Gross revenues	444,489	435,695	1,322,296	1,235,472
Less: promotional allowances	(51,760)	(47,599)	(141,187)	(138,512)

Net revenues	392,729	388,096	1,181,109	1,096,960

Operating costs and expenses:
Casino	78,083	77,047	229,752	223,303
Rooms	32,824	31,509	98,025	93,349
Food and beverage	80,812	75,956	241,792	220,980
Entertainment, retail and other	34,158	35,517	93,802	107,047
General and administrative	60,985	59,685	182,329	173,191
Provision for doubtful accounts	8,880	6,129	3,100	10,147
Management fees	5,892	5,822	17,720	16,462
Depreciation and amortization	61,720	62,419	185,425	188,613
Property charges and other	276	21,698	10,095	27,590

Total operating costs and expenses	363,630	375,782	1,062,040	1,060,682

Operating income	29,099	12,314	119,069	36,278

Other income (expense):
Interest income and other	15	219	69	615
Interest expense	(56,459)	(56,851)	(169,856)	(167,491)
Increase in swap fair value	—	—	—	2,260
Loss on extinguishment of debt	—	(1,962)	(26,578)	(6,790)
Equity in income from unconsolidated affiliates	36	138	218	356

Other income (expense), net	(56,408)	(58,456)	(196,147)	(171,050)

Net loss	(27,309)	(46,142)	(77,078)	(134,772)
Other comprehensive income	—	—	—	—

Total comprehensive loss	$(27,309)	$(46,142)	$(77,078)	$(134,772)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(77,078)	$(134,772)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	185,425	188,613
Stock-based compensation	6,629	4,247
Amortization and write-off of deferred financing costs, and other	6,459	9,646
Equity in income of unconsolidated affiliates, net of distributions	126	13
Loss on extinguishment of debt	26,578	6,580
Provision for doubtful accounts	3,100	10,147
Property charges and other	621	26,125
Increase in swap fair value	—	(2,260)
Increase (decrease) in cash from changes in:
Receivables	6,815	(13,639)
Inventories and prepaid expenses and other	(3,886)	7,662
Accounts payable and accrued expenses	(25,792)	(3,251)
Due to affiliates, net	11,001	4,810

Net cash provided by operating activities	139,998	103,921

Cash flows from investing activities:
Capital expenditures, net of construction payables and retention	(41,996)	(32,134)
Deposits and purchase of other assets	(2,562)	(2,303)
Due to affiliates, net	13,181	4,550
Proceeds from sale of assets	187	339

Net cash used in investing activities	(31,190)	(29,548)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	500,000	900,000
Principal payments on long-term debt	(275,755)	(371,567)
Restricted cash for redemption of notes payable	(243,038)	—
Distribution to parent	—	(700,025)
Interest rate swap transactions	—	(2,368)
Payments of financing costs	(23,956)	(11,290)

Net cash used in financing activities	(42,749)	(185,250)

Cash and cash equivalents:
Increase (decrease) in cash and cash equivalents	66,059	(110,877)
Balance, beginning of period	148,415	201,399

Balance, end of period	$214,474	$90,522

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

Wynn Las Vegas Capital Corp. (“Wynn Capital”) is a wholly owned subsidiary of the Company incorporated on June 3, 2002, solely for the purpose of obtaining financing for Wynn Las Vegas. Wynn Capital is authorized to issue 2,000 shares of common stock, par value $0.01. At September 30, 2013, the Company owned the one share that was issued and outstanding. Wynn Capital has neither any significant net assets nor has had any operating activity. Its sole function is to serve as the co-issuer of the mortgage notes described below. Wynn Las Vegas, LLC and Wynn Capital together are hereinafter referred to as the “Issuers”.

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

The accompanying condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results for the interim periods have been made. The results for the three and nine months ended September 30, 2013 are not necessarily indicative of results to be expected for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

2.	Summary of Significant Accounting Policies

Cash and Cash Equivalents

Cash and cash equivalents are comprised of highly liquid investments with purchase maturities of three months or less. Cash equivalents are carried at cost, which approximates fair value.

Restricted Cash

As of September 30, 2013, restricted cash balances totaled approximately $243 million, which consists of funds held for the purpose of redeeming, in November 2013, the portion of the 7 7/8% First Mortgage Notes due

2017 that were not tendered in May 2013. For more information on the Wynn Las Vegas tender offer, see Note 6 – “Long-Term Debt.” There were no restricted cash balances as of December 31, 2012.

Accounts Receivable and Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of casino accounts receivable. The Company issues credit in the form of “markers” to approved casino customers following investigations of creditworthiness. As of September 30, 2013 and December 31, 2012, approximately 78% of the Company’s markers were due from customers residing in foreign countries, primarily in Asia. Business or economic conditions or other significant events in these countries could affect the collectibility of such receivables.

Accounts receivable, including casino and hotel receivables, are typically non-interest bearing and are initially recorded at cost. Accounts are written off when management deems them to be uncollectible or after two years, whichever period is shorter. Recoveries of accounts previously written off are recorded when received. An allowance for doubtful accounts is maintained to reduce the Company’s receivables to their estimated carrying amount, which approximates fair value. The allowance is estimated based on specific review of customer accounts as well as management’s experience with collection trends in the casino industry and current economic and business conditions. During the quarter ended June 30, 2013, the Company recorded an adjustment to its reserve estimates for casino accounts receivable based on the results of historical collection patterns and current collection trends. This adjustment benefitted operating income and net loss by $12.2 million for the nine months ended September 30, 2013.

During the quarter ended June 30, 2012, the Company recorded a similar adjustment which benefitted operating income and net loss by $9.6 million for the nine months ended September 30, 2012.

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

The retail value of accommodations, food and beverage, and other services furnished to guests without charge is included in gross revenues and then deducted as promotional allowances. The estimated cost of providing such promotional allowances is primarily included in casino expenses as follows (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Rooms	$10,214	$9,690	$28,225	$27,278
Food and beverage	17,138	14,370	46,804	43,559
Entertainment, retail and other	3,603	3,588	9,162	10,184

	$30,955	$27,648	$84,191	$81,021

Gaming Taxes

The Company is subject to taxes based on gross gaming revenues, subject to applicable adjustments. These gaming taxes are an assessment on the Company’s gaming revenues and are recorded as an expense within the “Casino” line item in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss. These taxes totaled $11.2 million and $10.9 million for the three months ended September 30, 2013 and 2012, respectively. For the nine months ended September 30, 2013 and 2012, these taxes totaled $34.6 million and $29.3 million, respectively.

Advertising Costs

The Company expenses advertising costs the first time the advertising takes place and such costs are primarily included in general and administrative expenses. Advertising costs totaled $2.9 million and $4.6 million for the three months ended September 30, 2013 and 2012, respectively. Advertising costs totaled $13.3 million and $14.3 million for the nine months ended September 30, 2013 and 2012, respectively.

Stock-Based Compensation

The Company accounts for stock-based compensation related to equity shares of Wynn Resorts granted to its employees by recognizing the costs of the employee services received in exchange for the equity award instrument based on the grant date fair value of the awards over the service period. For the nine months ended September 30, 2013 and 2012, the Company recorded $6.6 million and $4.2 million, respectively, in share-based compensation with a corresponding credit to contributed capital.

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

3.	Supplemental Disclosure of Cash Flow Information

Interest paid for the nine months ended September 30, 2013 and 2012 totaled $187.1 million and $168.6 million, respectively. Interest paid increased during the nine months ended September 30, 2013 due to the issuance of the $900 million 5 3/8% First Mortgage Notes in March 2012. There was no interest capitalized during the nine months ended September 30, 2013 or 2012.

During the nine months ended September 30, 2013 capital expenditures include a decrease of $1.7 million in construction payables and retention recorded through amounts due to affiliates compared with a decrease of $5.5 million during the nine months ended September 30, 2012.

On September 18, 2012, Wynn Las Vegas distributed to Wynn Resorts, Limited, the Wynn Las Vegas golf course and the related water rights valued at $94 million.

4.	Receivables, net

Receivables, net consisted of the following (amounts in thousands):

	September 30, 2013	December 31, 2012
Casino	$173,391	$190,528
Hotel	11,980	16,914
Retail leases and other	22,308	19,234

	207,679	226,676
Less: allowance for doubtful accounts	(54,819)	(64,281)

	$152,860	$162,395

5.	Property and Equipment, net

Property and equipment, net consisted of the following (amounts in thousands):

	September 30, 2013	December 31, 2012
Land and improvements	$622,942	$622,942
Buildings and improvements	2,627,920	2,626,384
Airplane	44,364	44,364
Furniture, fixtures and equipment	1,358,123	1,336,661
Construction in progress	4,778	2,518

	4,658,127	4,632,869
Less: accumulated depreciation	(1,586,780)	(1,417,264)

	$3,071,347	$3,215,605

6.	Long-Term Debt

Long-term debt consisted of the following (amounts in thousands):

	September 30, 2013	December 31, 2012
7 7/8% First Mortgage Notes, due November 1, 2017, net of original issue discount of $2,893 at September 30, 2013 and $7,384 at December 31, 2012	$222,402	$492,616
7 7/8% First Mortgage Notes, due May 1, 2020, net of payable to affiliate and original issue discount of $1,940 at September 30, 2013 and $2,102 at December 31, 2012	350,070	349,908
7 3/4% First Mortgage Notes, due August 15, 2020	1,320,000	1,320,000
5 3/8% First Mortgage Notes, due March 15, 2022	900,000	900,000
4 1/4% Senior Notes, due May 30, 2023	500,000	—
$42 million Note Payable due April 1, 2017; interest at LIBOR plus 1.25%	32,900	33,950
Payable to Affiliate	30,000	30,000

	3,355,372	3,126,474
Current portion of long-term debt	(223,452)	(1,050)

	$3,131,920	$3,125,424

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

The tender offer expired on May 21, 2013 and at the time of expiration, Wynn Las Vegas had received valid tenders with respect to approximately $274.7 million of the $500 million aggregate principal amount of the 2017 Notes outstanding. On May 22, 2013, note holders who validly tendered their 2017 Notes received the total consideration of $1,071.45 for each $1,000 principal amount of 2017 Notes, the premium portion of which totaled approximately $19.6 million. In accordance with accounting standards, the tender offer premium was expensed and is included in loss on extinguishment of debt in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss. In addition, upon the tender offer completion, the Issuers entered into a supplemental indenture, which eliminated substantially all of the restrictive covenants and certain events of default from the 2017 Indenture.

Also in connection with this transaction, the Company expensed $6.7 million of unamortized debt issue costs and original issue discount related to the 2017 Notes and incurred other fees of approximately $0.3 million that are included in loss on extinguishment of debt in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss.

On November 1, 2013, the Company redeemed the untendered 2017 Notes principal amount of $225.3 million. The redemption price was equal to 103.938% of the aggregate principal amount of the 2017 Notes plus accrued and unpaid interest on November 1, 2013. The total redemption fees paid were $8.9 million.

Wynn Las Vegas 2023 Notes

On May 22, 2013, the Issuers completed the issuance of $500 million aggregate principal amount of 4 1/4% Senior Notes due 2023 (the “2023 Notes”) pursuant to an indenture, dated as of May 22, 2013 (the “2023 Indenture”), among the Issuers, the Guarantors (as defined below) and U.S. Bank National Association, as trustee. The 2023 Notes were issued at par. The Issuers used the net proceeds from the 2023 Notes to cover the cost of purchasing the 2017 Notes tendered in the tender offer. In addition, the Issuers satisfied and discharged the 2017 Indenture and, in November 2013, used the remaining net proceeds to redeem any and all of the 2017 Notes not previously tendered. In connection with the issuance of the 2023 Notes, the Company capitalized approximately $4.1 million of financing costs.

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

The 2023 Notes are the Issuers’ senior unsecured obligations and rank pari passu in right of payment with the Issuers’ outstanding 7 7/8 % First Mortgage Notes due 2020 (“7 7/8% 2020 Notes”), 7 3/4% First Mortgage Notes due 2020 (the “7 3/4% 2020 Notes”) and 5 3/8% First Mortgage Notes due 2022 (the “2022 Notes” and, together with the 7 7/8% 2020 Notes and 7 3/4% 2020 Notes, the “Existing Notes”). The 2023 Notes are secured by a first priority pledge of the Company’s equity interests, the effectiveness of which is subject to the prior approval of the Nevada gaming authorities. The equity interests of the Company also secure the Existing Notes. If Wynn Resorts, Limited receives an investment grade rating from one or more ratings agencies, the first priority pledge securing the 2023 Notes will be released.

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

As described in Note 9 – “Commitments and Contingencies”, Elaine Wynn has submitted a cross claim against Steve Wynn and Kazuo Okada in relation to the ongoing litigation. The indentures governing the Existing Notes (other than the 5 3/8 % First Mortgage Notes due 2022) and the 2023 Notes provide that if Steve Wynn, together with certain related parties, in the aggregate beneficially owns a lesser percentage of the outstanding common stock of Wynn Resorts than are beneficially owned by any other person, a change of control will have occurred. If Elaine Wynn prevails in her cross claim, Steve Wynn would not beneficially own or control Elaine Wynn’s shares and a change in control may result under the Company’s debt documents.

Debt Covenant Compliance

As of September 30, 2013, management believes the Company was in compliance with all debt covenants.

Fair Value of Long Term Debt

The net book value of the Company’s outstanding first mortgage notes and senior notes was approximately $3.3 billion and $3.1 billion at September 30, 2013 and December 31, 2012, respectively. The estimated fair value of the Company’s outstanding first mortgage notes and senior notes, based on recent trades (using Level 2 inputs), was approximately $3.5 billion and $3.4 billion at September 30, 2013 and December 31, 2012, respectively. The net book value and estimated fair value of the Company’s other debt instruments was approximately $33 million and $34 million at September 30, 2013 and December 31, 2012, respectively.

7.	Related Party Transactions

Amounts Due to Affiliates, net

As of September 30, 2013, the Company’s current due to affiliates, net was comprised of $40 million including corporate allocations discussed below and $2.4 million of construction related payables. The long-term due to affiliates is management fees of $164.1 million (equal to 1.5% of net revenues and payable upon meeting certain leverage ratios as specified in the documents governing the Company’s first mortgage notes indentures).

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

Corporate Allocations

The accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss include allocations from Wynn Resorts for legal, accounting, human resources, information services, real estate, and other corporate support services. The corporate support service allocations have been determined on a basis that Wynn Resorts and the Company consider to be reasonable estimates of the utilization of service provided or the benefit received by the Company. Wynn Resorts maintains corporate offices at Wynn Las Vegas without charge from the Company. The Company settles these corporate allocation charges with Wynn Resorts on a periodic basis as discussed in “Amounts Due to Affiliates, net” above. For the three months ended September 30, 2013 and 2012, $5.9 million and $6.6 million, respectively, were charged to the Company for such corporate allocations. For the nine months ended September 30, 2013 and 2012, $19.2 million and $20.4 million, respectively, were charged to the Company for such corporate allocations.

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

Property charges and other for the three months ended September 30, 2013 and 2012 were $0.3 million and $21.7 million, respectively. Property charges and other for the nine months ended September 30, 2013 and 2012 were $10.1 million and $27.6 million, respectively.

Property charges generally include costs related to the retirement of assets for remodels and asset abandonments. Property charges and other for the three and nine months ended September 30, 2013 included miscellaneous renovations and abandonments at our resort, entertainment development costs and fees associated with the termination of a contract. Property charges for the three and nine months ended September 30, 2012 included costs associated with a remodel of a restaurant, termination costs associated with a show which ended its run in November 2012, and miscellaneous renovations and abandonments at our resort complex.

9.	Commitments and Contingencies

Sales and Use Tax on Complimentary Meals

In March 2008, the Nevada Supreme Court ruled, in the matter captioned Sparks Nugget, Inc. vs. The State of Nevada Ex Rel. Department of Taxation, that food and non-alcoholic beverages purchased for use in providing complimentary meals to customers and to employees were exempt from use tax. Through April 2008, Wynn Las Vegas paid use tax on these items and filed for refunds for the periods from April 2005 to April 2008. The amount subject to these refunds was $5.4 million. The Company had not recorded a receivable associated with its $5.4 million refund claim.

In February of 2012, the Nevada Department of Taxation announced that while the food and nonalcoholic beverages purchased for use in complimentary meals are not subject to use tax, the complimentary meal itself is subject to sales tax. At that time, the Company began to accrue sales tax on certain complimentary meals.

In June 2013, the Governor of the State of Nevada signed into law a bill that provides food, meals, and non-alcoholic drinks provided to employees, patrons and guests are not subject to Nevada sales tax. This legislation codified an agreement reached between the Nevada Tax Commission and several large casino taxpayers pursuant to which the taxpayers agreed to forego and cause to dismiss their pending refund claims and the Nevada Tax Commission agreed not to assess Nevada sales or use tax on complimentary food, meals, and non-alcoholic drinks through 2019. As a result of this legislation, the Company reversed its accrual for sales tax on complimentary meals of $2.9 million during the nine months ended September 30, 2013.

Litigation

The Company and its affiliates are occasionally party to lawsuits. As with all litigation, no assurance can be provided as to the outcome of such matters and we note that litigation inherently involves significant costs.

Determination of Unsuitability and Redemption of Aruze USA, Inc. and Affiliates

On February 18, 2012, the Gaming Compliance Committee of Wynn Resorts, Limited concluded an investigation after receiving an independent report by Freeh, Sporkin & Sullivan, LLP (the “Freeh Report”) detailing a pattern of misconduct by Aruze USA, Inc., at the time a stockholder of Wynn Resorts, Universal Entertainment Corporation, Aruze USA, Inc.’s parent company, and Kazuo Okada, the majority shareholder of Universal Entertainment Corporation, who at the time was a director of Wynn Resorts and two of its subsidiaries (collectively, the “Okada Parties”). The factual record presented in the Freeh Report included evidence that the Okada Parties had provided valuable items to certain foreign gaming officials who were responsible for regulating gaming in a jurisdiction in which entities controlled by Mr. Okada were developing a gaming resort.

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

Wynn Resorts’ Complaint and the Okada Parties’ Counterclaim have been, and continue to be, challenged through motion practice. At a hearing held on November 13, 2012, the Nevada state court granted the Wynn Parties’ motion to dismiss the Counterclaim with respect to the Okada Parties’ claim under the Nevada Racketeer Influenced and Corrupt Organizations Act with respect to certain Wynn Resorts’ executives but otherwise denied the motion. At a hearing held on January 15, 2013, the court denied the Okada Parties’ motion to dismiss Wynn Resorts’ Complaint. On April 22, 2013, Wynn Resorts filed a second amended complaint. On June 12, 2013, the Okada Parties filed a request to file a third amended counterclaim, and on August 30, 2013, the Okada Parties filed their third amended complaint. On September 18, 2013, Wynn Resorts filed a Partial Motion to Dismiss related to a claim in the third amended counterclaim alleging civil extortion by Mr. Wynn and Ms. Sinatra. On October 29, 2013 the court granted the motion and dismissed the claim. The parties had been engaged in discovery at the time the court entered the Stay (defined and discussed below). Therefore, although the court previously set a timetable for all discovery, pre-trial and trial deadlines, with a five-week jury trial scheduled to commence in April 2014, this schedule may change due to the Stay.

On April 8, 2013, the United States Attorney’s Office and the U.S. Department of Justice filed a Motion to Intervene and for Temporary and Partial Stay of Discovery in the Redemption Action. The motion stated that the federal government has been conducting a criminal investigation of the Okada Parties involving the “same underlying allegations of misconduct – that is, potential violations of the Foreign Corrupt Practice Act and related fraudulent conduct – that form the basis of” Wynn Resorts’ complaint, as amended, in the Redemption Action. The motion sought to stay all discovery in the Redemption Action related to the Okada Parties’ allegedly unlawful activities in connection with their Philippine Casino Project until the conclusion of the criminal investigation and any resulting criminal prosecution, with an interim status update to the court in six months. At a hearing on May 2, 2013, the court granted the motion and ordered that all discovery in the Redemption Action be stayed for a period of six months (the “Stay”). On October 29, 2013, the United States Attorney’s Office and the U.S. Department of Justice filed a Motion to Extend the Stay for a period of six months. At a hearing on

October 31, 2013, the court granted the requested extension based upon an affidavit provided under seal that outlined, among other things, concerns for witness safety. The court did, however, order the parties to exchange written discovery propounded prior to May 2, 2013, including discovery related to the Elaine Wynn cross and counterclaims referred to in the following paragraph.

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

For additional information regarding the proceedings discussed above and related proceedings see Part II, Item 1 of the Quarterly Report on Form 10-Q filed by Wynn Resorts for the quarter ended September 30, 2013.

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

Forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those we express in these forward-looking statements. These include the risks and uncertainties in Item 1A – Risk Factors and other risk factors we describe from time to time in our periodic filings with the SEC as well as the following:

•	leverage and debt service (including sensitivity to fluctuations in interest rates);

•	volatility and weakness in world-wide credit and financial markets and from governmental intervention in the financial markets;

•	our dependence on Stephen A. Wynn and existing management;

•	pending or future legal proceedings;

•	regulatory or enforcement actions;

•	our dependence on Wynn Las Vegas I Encore for all of our operating cash flow;

•	competition in the casino/hotel and resort industries and actions taken by our competitors;

•	fluctuations in occupancy rates and average daily room rates;

•	adverse tourism trends given the current domestic and international economic conditions;

•	new development and construction activities of competitors;

•	changes in federal or state tax laws or the administration of such laws;

•	changes in gaming laws or regulations (including the legalization of gaming in certain jurisdictions);

•	approvals under applicable jurisdictional laws and regulations (including gaming laws and regulations);

•	general global macroeconomic conditions;

•	decreases in levels of travel, leisure and consumer spending;

•	continued high unemployment;

•	cyber security risk including misappropriation of customer information or other breaches of information security;

•	the impact that an outbreak of an infectious disease or the impact of a natural disaster may have on the travel and leisure industry; and

•	the consequences of military conflicts and any future security alerts and/or terrorist attacks.

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

Overview

We are a developer, owner and operator of destination casino resorts. We currently own and operate Wynn Las Vegas | Encore (“Wynn Las Vegas”), a fully integrated destination casino resort in Las Vegas, Nevada. Wynn Las Vegas, located at the intersection of the Las Vegas Strip and Sands Avenue, occupies approximately 215 acres of land (of which approximately 140 acres comprise the Wynn Las Vegas golf course) fronting the Las Vegas Strip, owns approximately 18 additional acres across Sands Avenue, a portion of which is improved with an employee parking garage and utilizes approximately 5 acres adjacent to the golf course on which an office building is located. Commencing September 18, 2012, when the golf course land and related water rights were distributed to Wynn Resorts, we lease approximately 140 acres (upon which the golf course is located) and water rights from Wynn Resorts.

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

We recorded a net loss for the three months ended September 30, 2013 of $27.3 million, compared to a net loss of $46.1 million for the three months ended September 30, 2012. Our results for the prior year quarter were negatively impacted by higher property charges and other ($21.4 million) which included costs associated with a remodel of a restaurant, entertainment development costs and fees paid in connection with the termination of a contract. For the nine months ended September 30, 2013, we recorded a net loss of $77.1 million compared to a net loss of $134.8 million for the nine months ended September 30, 2012. Our results for the nine months ended September 30, 2013 were benefitted by improved profits primarily in the casino department ($62.2 million) where we experienced a higher table games win percentage.

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

Financial results for the three months ended September 30, 2013 compared to the three months ended September 30, 2012.

Revenues

Net revenues for the three months ended September 30, 2013, were comprised of $161.6 million in casino revenues (41.1% of total net revenues) and $231.1 million of net non-casino revenues (58.9% of total net revenues). Net revenues for the three months ended September 30, 2012, were comprised of $155.6 million in casino revenues (40.1% of total net revenues) and $232.5 million of net non-casino revenues (59.9% of total net revenues).

Casino revenues are comprised of the net win from our table games and slot machine operations. We experienced an increase in casino revenues of $6 million (3.9%) to $161.6 million for the three months ended September 30, 2013, compared to $155.6 million for the three months ended September 30, 2012, due to a significant increase in our table games win percentage (before discounts).

The table below sets forth key gaming statistics related to our operations.

	Three Months Ended September 30,
	2013	2012	Increase/ (Decrease)	Percent Change
	(amounts in thousands except for win per unit per day amounts)
Drop	$676,287	$682,349	$(6,062)	(0.9)%
Table games win	$152,842	$149,204	$3,638	2.4%
Table games win %	22.6%	21.9%	0.7 pts	—
Table games win per unit per day	$7,031	$7,323	$(292)	(4.0)%

Slot machine handle	$733,540	$723,514	$10,026	1.4%
Slot machine win	$45,848	$46,326	$(478)	(1.0)%
Slot machine win per unit per day	$258	$215	$43	20.0%

For the three months ended September 30, 2013, room revenues were $95.7 million, which represents a $4.7 million (5.1%) increase over the $91 million generated in the three months ended September 30, 2012. We experienced an increase in ADR during the three months ended September 30, 2013, compared to the three months ended September 30, 2012, and an increase in occupancy rate of 2.2 percentage points. ADR has increased as we adjusted rates in an effort to attract customers who would take advantage of all aspects of our resort.

The table below sets forth key operating measures related to our room revenue.

	Three Months Ended September 30,
	2013	2012
Average Daily Rate	$250	$244
Occupancy	87.9%	85.7%
REVPAR	$220	$209

Other non-casino revenues for the three months ended September 30, 2013, included food and beverage revenues of $129 million, retail revenues of $26 million, entertainment revenues of $17.5 million, and other revenues from outlets, including the spa and salon, of $14.8 million. Other non-casino revenues for the three months ended September 30, 2012, included food and beverage revenues of $132.6 million, retail revenues of $21.5 million, entertainment revenues of $21.6 million, and other revenues from outlets such as the spa and salon, of $13.5 million. Entertainment revenues decreased primarily due to a show that ended its run in November 2012. During the first half of 2013, we completed the reconfiguration to certain stores in our retail area which resulted in higher retail revenue for the three months ended September 30, 2013.

Departmental, Administrative and Other Expenses

For the three months ended September 30, 2013, departmental expenses included casino expenses of $78.1 million, room expense of $32.8 million, food and beverage expenses of $80.8 million, and entertainment, retail and other expenses of $34.2 million. Also included are general and administrative expenses of $61 million and an $8.9 million charge to provision for doubtful accounts. For the three months ended September 30, 2012, departmental expenses included casino expense of $77 million, room expense of $31.5 million, food and beverage expense of $76 million, and entertainment, retail and other expense of $35.5 million. Also included are general and administrative expenses of approximately $59.7 million and an approximately $6.1 million charge to provision for doubtful accounts. Food and beverage expenses increased over prior year quarter primarily due to additional nightclub promotional costs.

Management fees

Since opening Wynn Las Vegas, management fees payable to Wynn Resorts for certain corporate management services have been charged and accrued at a rate equal to 1.5% of net revenues. These fees will be paid upon meeting certain leverage ratios and satisfying certain other criteria set forth in the first mortgage notes and senior notes indentures. Management fees were $5.9 million for the three months ended September 30, 2013, compared to $5.8 million for the three months ended September 30, 2012.

Depreciation and amortization

Depreciation and amortization for the three months ended September 30, 2013 was $61.7 million compared to $62.4 million for the three months ended September 30, 2012.

Property charges and other

Property charges and other for the three months ended September 30, 2013, were $0.3 million compared to $21.7 million for the three months ended September 30, 2012. Property charges and other for the three months ended September 30, 2013 included miscellaneous renovations and abandonments at our resort. Property charges and other for the three months ended September 30, 2012 included costs associated with a remodel of a restaurant, entertainment development costs and fees paid in connection with the termination of a contract.

In response to our evaluation of our resort complex and the reactions of our guests, we continue to make enhancements and refinements. The costs relating to assets retired as a result of these enhancement and remodel efforts will be expensed as property charges.

Other non-operating costs and expenses

Interest expense was $56.5 million for the three months ended September 30, 2013, compared to $56.9 million for the three months ended September 30, 2012. No interest was capitalized during the quarter ended September 30, 2013 or 2012.

On September 17, 2012, we terminated the Wynn Las Vegas Credit Agreement. No loans were outstanding under the Wynn Las Vegas Credit Agreement at the time of termination. Prior to such termination, certain letters of credit in which lenders had participated pursuant to the Wynn Las Vegas Credit Agreement were reallocated to a separate, unsecured letter of credit facility provided by Deutsche Bank, A.G. Wynn Las Vegas did not incur any early termination penalties in connection with the termination. In connection with the termination, the Company expensed $2 million of previously deferred financing costs and third party fees related to the Wynn Las Vegas Credit Agreement.

Financial results for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012.

Revenues

Net revenues for the nine months ended September 30, 2013, are composed of $480.5 million in casino revenues (40.7% of total net revenues) and $700.6 million of net non-casino revenues (59.3% of total net revenues). Net revenues for the nine months ended September 30, 2012, were comprised of $411.8 million in casino revenues (37.5% of total net revenues) and $685.2 million of net non-casino revenues (62.5% of total net revenues).

Casino revenues are comprised of the net win from our table games and slot machine operations. We experienced an increase in casino revenues of $68.7 million (16.7%) to $480.5 million for the nine months ended September 30, 2013, compared to $411.8 million for the nine months ended September 30, 2012, due to an increase in our table games win percentage (before discounts).

The table below sets forth key gaming statistics related to our operations.

	Nine Months Ended September 30,
	2013	2012	Increase/ (Decrease)	Percent Change
	(amounts in thousands, except for win per unit per day amounts)
Drop	$1,893,227	$1,912,430	$(19,203)	(1.0)%
Table games win	$449,414	$384,979	$64,435	16.7%
Table games win %	23.7%	20.1%	3.6pts	—
Table games win per unit per day	$7,027	$6,397	$630	9.8%

Slot machine handle	$2,142,738	$2,150,263	$(7,525)	(0.3)%
Slot machine win	$132,821	$129,812	$3,009	2.3%
Slot machine win per unit per day	$234	$199	$35	17.6%

Room revenues were $287.8 million, which represents an increase of $13.3 million (4.8%) compared to the prior year period. During the nine months ended September 30, 2013, we experienced an increase in both occupancy and room rates as compared to the nine months ended September 30, 2012. ADR has increased as we adjusted rates in an effort to attract customers who would take advantage of all aspects of our resort.

The table below sets forth key operating measures related to our room revenue.

	Nine Months Ended September 30,
	2013	2012
Average Daily Rate	$259	$251
Occupancy	85.9%	84.2%
REVPAR	$222	$211

Other non-casino revenues for the nine months ended September 30, 2013, included food and beverage revenues of $391 million, retail revenues of $68.1 million, entertainment revenues of $47.4 million, and other revenues from outlets, including the spa and salon, of $47.6 million. Other non-casino revenues for the nine months ended September 30, 2012, included food and beverage revenues of $379.9 million, retail revenues of $62.7 million, entertainment revenues of $60.8 million, and other revenues from outlets such as the spa and salon, of $45.7 million. Food and beverage revenues increased primarily due to higher restaurant revenues. Entertainment revenues decreased from the prior year period due to a show that ended its run in November 2012.

Departmental, Administrative and Other Expenses

For the nine months ended September 30, 2013, departmental expenses included casino expenses of $229.8 million, room expense of $98 million, food and beverage expenses of $241.8 million, and entertainment, retail and other expenses of $93.8 million. Also included are general and administrative expenses of $182.3 million and a $3.1 million charge to provision for doubtful accounts. For the nine months ended September 30, 2012, departmental expenses included casino expense of $223.3 million, room expense of $93.3 million, food and beverage expense of $221 million, and entertainment, retail and other expense of $107 million. Also included are general and administrative expenses of approximately $173.2 million and approximately $10.1 million charged as a provision for doubtful accounts. Casino expenses include a $2.9 million reversal of an accrual for sales tax on complimentary meals. Food and beverage expenses increased over the prior year period primarily due to additional nightclub promotional costs. General and administrative expenses increased primarily due to intercompany golf course and water rights lease expense that began in September 2012 as well as general advertising costs. During the nine months ended September 30, 2013 and 2012, we recorded adjustments of $12.2 million and $9.6 million, respectively, to our reserve estimates for casino accounts receivable based on the results of historical collection patterns and current collection trends.

Management fees

Since opening Wynn Las Vegas, management fees payable to Wynn Resorts for certain corporate management services have been charged and accrued at a rate equal to 1.5% of net revenues. These fees will be paid upon meeting certain leverage ratios and satisfying certain other criteria set forth in our first mortgage notes and senior notes indentures. Management fees were $17.7 million for the nine months ended September 30, 2013, compared to $16.5 million for the nine months ended September 30, 2012.

Depreciation and amortization

Depreciation and amortization for the nine months ended September 30, 2013 was $185.4 million compared to $188.6 million for the nine months ended September 30, 2012.

Property charges and other

Property charges and other for the nine months ended September 30, 2013, were $10.1 million compared to $27.6 million for the nine months ended September 30, 2012. Property charges and other for the nine months ended September 30, 2013 included miscellaneous renovations and abandonments at our resort complex, entertainment development costs and fees associated with the termination of a contract. Property charges and other for the nine months ended September 30, 2012 related to the renovation of a restaurant, entertainment development costs, fees associated with the termination of a contract and miscellaneous renovations and abandonments at our resort complex.

In response to our evaluation of our resort complex and the reactions of our guests, we continue to make enhancements. The costs relating to assets retired as a result of these enhancement and remodel efforts will be expensed as property charges.

Other non-operating costs and expenses

Interest expense was $169.9 million for the nine months ended September 30, 2013, compared to $167.5 million for the nine months ended September 30, 2012. No interest was capitalized during the nine months ended September 30, 2013 or 2012. Interest expense increased approximately $2.4 million primarily due to the issuance of the $500 million 4 1/4% senior notes in May 2013.

On May 22, 2013, Wynn Las Vegas completed the tender offer for the 7 7/8% First Mortgage Notes due 2017 (the “2017 Notes”) as discussed in our Condensed Consolidated Financial Statements, Note 6 – “Long-Term Debt”. In connection with this tender offer, Wynn Las Vegas paid $19.6 million in consideration to those holders who tendered their notes. Additionally, Wynn Las Vegas expensed $6.7 million of unamortized debt issue costs and original issue discount related to the 2017 Notes and incurred other fees of approximately $0.3 million related to the tender offer. In accordance with the applicable accounting standards, we recorded theses expenses and charges as a loss on extinguishment of debt totaling $26.6 million.

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

Net cash provided by operations for the nine months ended September 30, 2013, was $140 million compared to $103.9 million provided by operations for the nine months ended September 30, 2012. Cash flow from operations increased due to stronger operating results primarily driven by improved performance in the casino department.

Investing Activities

Capital expenditures were approximately $42 million and $32.1 million for the nine months ended September 30, 2013 and 2012, respectively, and related primarily to general property improvements.

Financing Activities

On May 15, 2013, we commenced a tender offer for any and all of the outstanding $500 million aggregate principal amount of the 2017 Notes of Wynn Las Vegas and Wynn Las Vegas Capital Corp., an indirect wholly owned subsidiary of Wynn Resorts, Limited (together with Wynn Las Vegas, the “Issuers”), and a solicitation of consents to certain proposed amendments to the indenture (the “2017 Indenture”) governing the 2017 Notes.

The tender offer expired on May 21, 2013 and at the time of expiration, Wynn Las Vegas had received valid tenders with respect to approximately $274.7 million of the $500 million aggregate principal amount of the 2017 Notes outstanding. On May 22, 2013, note holders who validly tendered their 2017 Notes received the total consideration of $1,071.45 for each $1,000 principal amount of 2017 Notes, the premium portion of which totaled approximately $19.6 million. In accordance with accounting standards, the tender offer premium was expensed and is included in loss on extinguishment of debt in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss. In addition, upon the tender offer completion, the Issuers entered into a supplemental indenture, which eliminated substantially all of the restrictive covenants and certain events of default from the 2017 Indenture.

Also in connection with this transaction, unamortized debt issue costs and original issue discount related to the 2017 Notes totaling $6.7 million were expensed and are included in loss on extinguishment of debt in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss.

On November 1, 2013, we redeemed the untendered 2017 Notes principal amount of $225.3 million. The redemption price was equal to 103.938% of the aggregate principal amount of the 2017 Notes plus accrued and unpaid interest on November 1, 2013. The total redemption fees paid were $8.9 million.

On May 22, 2013, the Issuers completed the issuance of $500 million aggregate principal amount of 4 1/4% Senior Notes due 2023 (the “2023 Notes”) pursuant to an indenture, dated as of May 22, 2013 (the “2023 Indenture”), among the Issuers, all of the Issuers’ subsidiaries, other than Wynn Las Vegas Capital Corp. which was a co-issuer and U.S. Bank National Association, as trustee. The 2023 Notes were issued at par. The Issuers used the net proceeds from the 2023 Notes to cover the cost of purchasing the 2017 Notes tendered in the tender offer. In addition, the Issuers satisfied and discharged the 2017 Indenture and, in November 2013, used all remaining net proceeds to redeem all of the 2017 Notes not previously tendered. In connection with the issuance of the 2023 Notes, the Company capitalized approximately $4.1 million of financing costs.

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

Capital Resources

At September 30, 2013, we had $214.5 million of cash and cash equivalents available for use without restriction, including for operations, debt service and extinguishment, new development activities, enhancements to our property and general corporate purposes. We require a certain amount of cash on hand for operations. We anticipate such funds, together with any additional borrowings and cash generated from operations will satisfy our liquidity needs during the remainder of 2013.

Contractual Obligations and Off-Balance Sheet Arrangements

As of September 30, 2013 we had unsecured outstanding letters of credit totaling $15.8 million. There have been no other material changes outside the ordinary course of our business during the quarter to our contractual obligations or off-balance sheet arrangements as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012, except as discussed above under “Financing Activities.”

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

We intend to fund our operations and capital requirements from cash on hand and operating cash flow. We cannot be sure that we will generate sufficient cash flow from operations or that future borrowings that are available to us, if any, will be sufficient to enable us to service and repay our indebtedness and to fund our other liquidity needs. We cannot be sure that we will be able to refinance any of our indebtedness on acceptable terms or at all. Certain legal matters may also impact our liquidity. As described in our Condensed Consolidated Financial Statements, Note 9 – “Commitments and Contingencies”, Elaine Wynn has submitted a cross claim against Steve Wynn and Kazuo Okada. The indentures for the Wynn Las Vegas first mortgage notes and senior notes provide that if Steve Wynn, together with certain related parties, in the aggregate beneficially owns a lesser percentage of the outstanding common stock of Wynn Resorts than are beneficially owned by any other person, a change of control will have occurred. If Elaine Wynn prevails in her cross claim, Steve Wynn would not beneficially own or control Elaine Wynn’s shares and a change in control may result under the Company’s debt documents.

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

Critical Accounting Policies and Estimates

A description of our critical accounting policies is included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2012. There has been no material change to these policies for the nine months ended September 30, 2013.

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

Interest Rate Sensitivity

As of September  30, 2013 our long-term debt was essentially based on fixed rates.

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

Part II – OTHER INFORMATION

Item 1A. Risk Factors

A description of our risk factors can be found in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012. There were no material changes to those risk factors during the nine months ended September 30, 2013.

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

Item 6. Exhibits

(a) Exhibits

EXHIBIT INDEX

Exhibit No.	Description

3.1	Second Amended and Restated Articles of Organization of Wynn Las Vegas, LLC. (1)

3.2	Second Amended and Restated Operating Agreement of Wynn Las Vegas, LLC. (1)

*31.1	Certification of Principal Executive Officer of Periodic Report Pursuant to Rule 13a – 14(a) and Rule 15d – 14(a).

*31.2	Certification of Principal Financial Officer of Periodic Report Pursuant to Rule 13a – 14(a) and Rule 15d – 14(a).

*32	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350.

*101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 2013, filed with the SEC on November 12, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2013 and 2012, (ii) the Condensed Consolidated Balance Sheets at September 30, 2013 and December 31, 2012, (iii) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012, and (iv) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith
(1)	Previously filed with the Registration Statement on Form S-4 filed by the Registrant on April 13, 2005 (File No. 333-124052) and incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WYNN LAS VEGAS, LLC

Dated: November 12, 2013	By:	/s/ Scott Peterson
Scott Peterson
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)