Form 10-K
period 2013-12-31
WYNN LAS VEGAS LLC
filed 2014-02-28
CIK 1180638

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

The aggregate market value of the registrant’s voting interests held by non-affiliates on June 30, 2013 was $0. Wynn Resorts Holdings, LLC owns all of the membership interests of the registrant.

The registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

PART I

Item 1. Business

Overview

Wynn Las Vegas, LLC owns and operates Wynn Las Vegas | Encore (“Wynn Las Vegas”), a fully integrated destination casino resort on the “Strip” in Las Vegas, Nevada. Wynn Las Vegas, LLC was formed on April 17, 2001 as a Nevada limited liability company. Unless the context otherwise requires, all references herein to the “Company,” “we,” “us” or “our,” or similar terms, refer to Wynn Las Vegas, LLC and its consolidated subsidiaries. The sole member of the Company is Wynn Resorts Holdings, LLC (“Holdings”). The sole member of Holdings is Wynn Resorts, Limited (“Wynn Resorts”).

Wynn Las Vegas Capital Corp. (“Wynn Capital”) is a wholly owned subsidiary of Wynn Las Vegas, LLC, incorporated on June 3, 2002, solely for the purpose of obtaining financing for Wynn Las Vegas. Wynn Capital is authorized to issue 2,000 shares of common stock, par value $0.01. At December 31, 2013, the Company owned the one share that was issued and outstanding. Wynn Capital has neither any significant net assets nor any operating activity. Its sole function is to serve as the co-issuer of the mortgage notes described below.

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

Wynn Las Vegas

We believe that Wynn Las Vegas offers exceptional accommodations, amenities and service for our premium guests. Wynn Las Vegas features approximately 4,748 hotel rooms and suites, 230 table games, 1,854 slot machines, a race and sports book and a poker room in approximately 186,000 square feet of casino gaming space (including a sky casino and private gaming salons), casual and fine dining in 34 food and beverage outlets, two spas and salons, lounges, meeting facilities and approximately 96,000 square feet of retail space promenade featuring boutiques from Alexander McQueen, Brioni, Cartier, Chanel, Chloé, Chopard, Dior, Graff, Hermes, IWC Schaffhausen, Jaeger-LeCoultre, Loro Piana, Louis Vuitton, Manolo Blahnik, Nicholas Kirkwood, Oscar de la Renta, Piaget, Rolex, Vertu and others. Our Las Vegas Operations also offer three nightclubs, a beach club, two spas and salons, a Ferrari and Maserati automobile dealership, wedding chapels, an 18-hole golf course, approximately 284,000 square feet of meeting space, a specially designed theater presenting “Le Rêve-The Dream,” a water-based theatrical production, and the Encore Theater presenting various headliner entertainment acts throughout the year.

Construction and Other Development

During 2013, we remodeled our villas and two of our restaurants. In response to our evaluation of our property and the reaction of our guests, we have made and expect to continue to remodel and make enhancements and refinements to our resort complex.

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

Our resort is designed and built to provide a premium experience for our guests. Our business is dependent upon repeat visitation from our guests and we believe superior customer experience and service is the best marketing strategy to attract and retain our customers. Our company heavily emphasizes human resources and staff training to ensure our employees are prepared to provide the luxury service that our guests expect. Wynn Las Vegas is positioned as a full-service luxury resort and casino in the leisure, convention and tour and travel industries. We market our resort directly to gaming customers using database marketing techniques, as well as traditional incentives, including reduced room rates and complimentary meals and suites. Our rewards system offers discounted and complimentary meals, lodging and entertainment for our guests. We also create general market awareness for our resort through various media channels, including: social media, television, radio, newspapers, magazines, the internet, direct mail and billboards.

Mr. Wynn and his team bring significant experience in designing, developing and operating casino resorts. The senior executive team has an average of over 25 years of experience in the hotel and gaming industries. We also have an approximately 125-person design, development and construction affiliate, the senior management of which has significant experience in all major construction disciplines.

For the eighth consecutive year, The Tower Suites at Wynn Las Vegas has received the Forbes five-star distinction. The Spa at Wynn Las Vegas earned five-star recognition from Forbes for the sixth year in a row. For the fifth consecutive year, the Encore Tower Suites and the Spa at Encore are also recipients of the Forbes five-star distinction. In addition, a number of restaurants on our resorts have earned star distinction from Forbes, with 20 stars in total for the current year.

Market and Competition

Las Vegas is the largest gaming market in the United States. During 2013, the economic environment in the gaming and hotel markets in Las Vegas continued to improve with increased levels of gaming revenue, visitation and hotel room demand. While these gaming and hotel statistics have increased from prior year levels, uncertainty still exists in the Las Vegas market. During 2013, the average daily room rate increased 2.4%, visitation remained relatively flat at 39.7 million visitors, and Las Vegas Strip gaming revenues increased 4.8%, all as compared to the year ended December 31, 2012. During 2012, the average daily room rate increased 2.8%, visitation increased 2.1% to 39.7 million visitors, and Las Vegas Strip gaming revenues increased 2.3%, all as compared to the year ended December 31, 2011.

Wynn Las Vegas is located on the Las Vegas Strip and competes with other high-quality resorts and hotel casinos in Las Vegas. Wynn Las Vegas also competes, to some extent, with other casino resorts in Nevada and throughout the United States, and elsewhere in the world. The legalization of casino gaming in or near metropolitan areas from which we attract customers could have a negative effect on our business. New or renovated casinos in Asia, including Singapore, the Philippines, S. Korea and Macau, could draw gaming customers away from Las Vegas.

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

Owner and Operator Licensing Requirements. Wynn Las Vegas, the owner and operator of the Las Vegas Operations, has been approved by the Nevada Gaming Authorities as a limited liability company licensee, referred to as a company licensee, which includes approval to conduct casino gaming operations, including a race book and sports pool and pari-mutuel wagering. These gaming licenses are not transferable.

Company Registration Requirements. Wynn Resorts was found suitable by the Nevada Gaming Commission to own the equity interests of Holdings, a wholly-owned subsidiary of Wynn Resorts, and to be registered by the Nevada Gaming Commission as a publicly traded corporation, referred to as a registered company, for the purposes of the Nevada Gaming Control Act. Holdings was found suitable by the Nevada Gaming Commission to own the equity interests of Wynn Las Vegas, LLC and to be registered by the Nevada Gaming Commission as an intermediary company. In addition to being licensed, Wynn Las Vegas, as an issuer of debt securities registered with the SEC, also qualified as a registered company. Wynn Las Vegas Capital Corp., a co-issuer of the debt securities, was not required to be registered or licensed, but may be required to be found suitable as a lender or financing source.

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

Consequences of Violating Gaming Laws. If the Nevada Gaming Commission determines that we have violated the Nevada Gaming Control Act or any of its regulations, it could limit, condition, suspend or revoke our registrations and gaming license. In addition, we and the persons involved could be subject to substantial fines for each separate violation of the Nevada Gaming Control Act, or of the regulations of the Nevada Gaming Commission, at the discretion of the Nevada Gaming Commission. Further, the Nevada Gaming Commission could appoint a supervisor to operate our Las Vegas Operations and, under specified circumstances, earnings generated during the supervisor’s appointment (except for the reasonable rental value of the premises) could be forfeited to the State of Nevada. Limitation, conditioning or suspension of any of our gaming licenses and the appointment of a supervisor could, and revocation of any gaming license would, have a significant negative effect on our gaming operations.

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

Approval of Public Offerings. We may not make a public offering without the prior approval of the Nevada Gaming Commission if the proceeds from the offering are intended to be used to construct, acquire or finance gaming facilities in Nevada, or to retire or extend obligations incurred for those purposes or for similar transactions. On March 21, 2013, the Nevada Gaming Commission granted us and Wynn Resorts prior approval, subject to certain conditions, to make public offerings for a period of three years (the “Shelf Approval”). The Shelf Approval also applies to any affiliated company wholly owned by us which is a publicly traded corporation or would thereby become a publicly traded corporation pursuant to a public offering. The Shelf Approval may be rescinded for good cause without prior notice upon the issuance of an interlocutory stop order by the Chairman of the Nevada State Gaming Control Board. The Shelf Approval does not constitute a finding, recommendation or approval by any of the Nevada Gaming Authorities as to the accuracy or adequacy of the offering memorandum or the investment merits of the securities. Any representation to the contrary is unlawful.

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

Licenses for Conduct of Gaming and Sale of Alcoholic Beverages. The conduct of gaming activities and the service and sale of alcoholic beverages at Wynn Las Vegas are subject to licensing, control and regulation by the Clark County Liquor and Gaming Licensing Board, which has granted Wynn Las Vegas licenses for such purposes. In addition, the Clark County Liquor and Gaming Licensing Board has the authority to approve all persons owning or controlling the stock of any corporation controlling a gaming license. Clark County gaming and liquor licenses are not transferable. The County has full power to limit, condition, suspend or revoke any license. Any disciplinary action could, and revocation would, have a substantial negative impact upon our operations.

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

Employees

As of December 31, 2013, we had a total of approximately 9,500 full-time equivalent employees.

We entered into a ten year collective bargaining agreement with the Culinary and Bartenders Union local covering approximately 5,575 employees at our Las Vegas Operations that will expire in 2015. We also entered into a ten year collective bargaining agreement with the Transportation Workers Union in November 2010, which covers the table games dealers at Wynn Las Vegas. Certain other unions may seek to organize the workers of our Las Vegas Operations.

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

Forward-Looking Statements

We make forward-looking statements in this Annual Report on Form 10-K based upon the beliefs and assumptions of our management and on information currently available to us. Forward-looking statements include, but are not limited to, information about our possible or assumed future results of operations, which follow under the headings “Overview”, “Our Resorts” and “Liquidity and Capital Resources” and other statements throughout this report preceded by, followed by or that include the words “may,” “will,” “should,” “would,” “could,” “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “continue” or the negative of these terms or similar expressions.

Forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those we express in these forward-looking statements, including the risks and uncertainties in Item 1A—“Risk Factors” and other factors we describe from time to time in our periodic filings with the SEC, such as:

•	volatility and weakness in world-wide credit and financial markets and from governmental intervention in the financial markets;

•	our dependence on Stephen A. Wynn and existing management;

•	potential violations of law by Mr. Kazuo Okada, a former shareholder of ours;

•	pending or future legal proceedings;

•	regulatory or enforcement actions;

•	our dependence on Wynn Las Vegas for all of our cash flow;

•	leverage and debt service (including sensitivity to fluctuations in interest rates);

•	competition in the casino/hotel and resort industries and actions taken by our competitors;

•	our ability to maintain our customer relationships and collect end enforce gaming debts;

•	fluctuations in occupancy rates and average daily room rates;

•	adverse tourism trends given the current domestic and international economic conditions;

•	new development and construction activities of competitors;

•	changes in federal or state tax laws or the administration of such laws;

•	changes in gaming laws or regulations (including the legalization of gaming in certain jurisdictions);

•	approvals under applicable jurisdictional laws and regulations (including gaming laws and regulations);

•	general global macroeconomic conditions;

•	decreases in levels of travel, leisure and consumer spending;

•	cybersecurity risk including misappropriation of customer information or other breaches of information security;

•	the effect of environmental regulation;

•	the impact that an outbreak of an infectious disease or the impact of a natural disaster may have on the travel and leisure industry; and

•	the consequences of military conflicts and any future security alerts and/or terrorist attacks.

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

We have a substantial amount of consolidated debt in relation to our equity. As of December 31, 2013, we had total outstanding debt of approximately $3.1 billion, and may incur more in the future. Our substantial indebtedness could have important consequences. For example:

•	failure to meet our payment obligations or otherwise default under the agreements governing our indebtedness could result in acceleration of our indebtedness and bankruptcy;

•

servicing our indebtedness requires a substantial portion of our cash flow from the operations of Wynn Las Vegas and reduces the amount of available cash, if any, to fund working capital and other cash requirements;

•

we may experience decreased revenues from our operations due to decreased consumer spending levels and high unemployment, and could fail to generate sufficient cash to fund our liquidity needs and/or fail to satisfy the covenants to which we are subject under our existing indebtedness. Our business may not generate sufficient cash flow from operations to pay our indebtedness or to fund our other liquidity needs; and

•	we may not be able to obtain additional financing if needed, to satisfy working capital requirements, or pay for other capital expenditures, debt service or other obligations.

Under the terms of the instruments governing our indebtedness, subject to certain limitations, we are permitted to incur additional indebtedness. If we incur additional indebtedness, the risks described above will be exacerbated.

The Indentures governing our indebtedness contain covenants that restrict our ability to engage in certain transactions and may impair our ability to respond to changing business and economic conditions.

The instruments governing our indebtedness restrict our ability to engage in certain transactions and may limit our ability to respond to changing business and economic conditions. The restrictions include, among other things, limitations on our ability and the ability of our restricted subsidiaries to:

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

Future indebtedness could also contain covenants more restrictive than those under our existing indebtedness, including covenants requiring us to maintain minimum financial ratios.

A default under one of the instruments governing our indebtedness could result in acceleration of our indebtedness, which could result in an event of default under other debt. If our debt is accelerated, we may not have sufficient assets or cash flow to fully repay our borrowings and we may not be able to repay, refinance or restructure the payments on such debt. Such a default would have a significant adverse effect on our business, financial condition and results of operations.

Risks Related to our Business

The loss of Stephen A. Wynn could significantly harm our business.

Our ability to maintain our competitive position is dependent to a large degree on the efforts, skills and reputation of Stephen A. Wynn, the Chairman of the Board, Chief Executive Officer and one of the principal stockholders of Wynn Resorts. In 2008, Wynn Resorts extended the term of Mr. Wynn’s employment agreement until October 2020. However, we cannot assure you that Mr. Wynn will remain with Wynn Resorts, Limited. If Wynn Resorts loses the services of Mr. Wynn, or if he is unable to devote sufficient attention to our operations for any other reason, our business may be significantly impaired.

Our business relies on high-end international customers and may be affected by adverse political and economic conditions

A significant portion of our revenue at Wynn Las Vegas is attributable to high-end international customers, primarily from China. As a result, our operations are subject to significant political, economic and social risks inherent in doing business with customers from emerging markets. Any economic disruption or contraction in China could impact the number of customers from this region who visit our property or the amount which they may be willing to spend.

Potential violations of law by Mr. Okada (formerly the largest beneficial owner of Wynn Resorts’ shares) and his affiliates could have adverse consequences to Wynn Resorts.

On February 18, 2012, the Board of Directors of Wynn Resorts received a report from Freeh, Sporkin & Sullivan, LLP (the “Freeh Report”) detailing numerous instances of conduct constituting prima facie violations of the FCPA by Kazuo Okada (formerly the largest beneficial owner of our shares) and certain of his affiliates. See Item 3—“Legal Proceedings”, and Item 8—“Financial Statements and Supplementary Data”, Note 11 “Commitments and Contingencies.” Wynn Resorts has provided the Freeh Report to applicable regulators and intends to cooperate with any related investigation that such regulators may undertake. The conduct of Mr. Okada and his affiliates and any resulting regulatory investigations could have adverse consequences to Wynn Resorts. A finding by regulatory authorities that Mr. Okada violated the FCPA on Company property and/or otherwise involved Wynn Resorts in criminal or civil violations could result in actions by regulatory authorities against Wynn Resorts. Relatedly, regulators could pursue separate investigations into Wynn Resorts’ compliance with applicable laws, including in response to litigation filed by Mr. Okada suggesting improprieties in connection with Wynn Resorts’ donation to the University of Macau and a related informal inquiry by the SEC into this donation. While Wynn Resorts believes that it is in full compliance with all applicable laws, any such investigations could result in actions by regulators against Wynn Resorts, which could negatively affect Wynn Resorts’ financial condition or results of operations.

Mr. Okada and his affiliates have challenged the redemption of Aruze USA, Inc.’s Shares. An adverse judgment or settlement resulting from the related litigation could reduce Wynn Resorts’ profits or limit Wynn Resorts’ ability to operate its business.

On February 18, 2012, after receiving the Freeh Report, the Board of Directors of Wynn Resorts determined that Aruze USA, Inc., Universal Entertainment Corporation and Mr. Kazuo Okada (collectively, the “Okada Parties”) were “unsuitable” within the meaning of Article VII of Wynn Resorts’ articles of incorporation and redeemed all of Aruze USA, Inc.’s shares of Wynn Resorts’ common stock. See Item 3—“Legal Proceedings” and Item 8—“Financial Statements and Supplementary Data”, Note 11—“Commitments and Contingencies”. On February 19, 2012, Wynn Resorts filed a complaint in the Eighth Judicial District Court, Clark County, Nevada against the Okada Parties (as amended, the “Complaint”), alleging breaches of fiduciary duty and related claims (the “Redemption Action”) arising from the activities addressed in the Freeh Report. The Company is seeking compensatory and special damages as well as a declaration that it acted lawfully and in full compliance with its articles of incorporation, bylaws and other governing documents in redeeming and cancelling the shares of Aruze, USA, Inc. On March 12, 2012, the Okada Parties filed an answer denying the claims and a counterclaim (as amended, the “Counterclaim”) against the Company, each of the members of the Company’s Board of Directors (other than Mr. Okada) and Wynn Resorts’ General Counsel (collectively, the “Wynn Parties”), seeking, among other things a declaration that the redemption of Aruze USA, Inc.’s shares was void, an injunction restoring Aruze USA, Inc.’s share ownership, damages in an unspecified amount and rescission of the Amended and Restated Stockholders Agreement, dated as of January 6, 2010, by and among Aruze USA, Inc., Stephen A. Wynn, and Elaine Wynn (the “Stockholders Agreement”). In connection with the Redemption Action and Counterclaim (1) various Okada Parties filed a complaint in the Tokyo District Court against the Company, all members of the Board (other than Mr. Okada) and the Company’s General Counsel alleging that the press release issued by the Company in connection with the Redemption Action has damaged their social evaluation and credibility and seeking damages and legal fees, (2) four federal derivative actions were commenced against the Company and all members of its Board of Directors, (3) two state derivative actions were commenced against the Company and all members of its Board of Directors and (4) regulatory inquiries and investigations were initiated against the Company. See Item 3—“Legal Proceedings”, for a full description of these matters and status as of the date of this report. The Company is vigorously pursuing its claims against the Okada Parties, and together with the other counter-defendants, vigorously defending against the Counterclaims and other actions asserted against them. However, as with all litigation, the outcome of these proceedings cannot be predicted. Any adverse judgments or settlements involving payment of a material sum of money could cause a material adverse effect on our financial condition and results of operations and could expose us to additional claims by third parties, including current or former investors or regulators. Any adverse judgments or settlements would reduce our profits and could limit our ability to operate our business.

Ongoing litigation and other disputes with Mr. Okada and certain of his affiliates could distract management and result in negative publicity and additional scrutiny of regulators.

There has been widespread publicity of the findings in the Freeh Report of prima facie violations of law by Mr. Okada and his affiliates, the Board’s unsuitability finding, the redemption of shares and related litigation. The actions, litigation, and publicity could reduce demand for shares of Wynn Resorts and Wynn Macau, Limited and thereby have a negative impact on the trading prices of their respective shares. The disputes may also lead to additional scrutiny from regulators, which could lead to investigations relating to, and possibly a negative impact on, Wynn Resorts’ gaming licenses, including the gaming licenses held by Wynn Las Vegas and possibly have a negative impact on Wynn Resorts’ ability to bid successfully for new gaming market opportunities. See Item 8—“Financial Statements and Supplementary Data”, Note 11 “Commitments and Contingencies.”

Any violation of the Anti-Money Laundering Laws or Regulations or the Foreign Corrupt Practices Act could have a negative impact on us.

We deal with significant amounts of cash in our operations and are subject to various reporting and anti-money laundering laws and regulations. Further, Wynn Resorts has operations, and a significant portion of its revenue is derived from customers, outside of the United States. Wynn Resorts and the Company are therefore subject to regulations imposed by the FCPA and other anti-corruption laws that generally prohibit U.S. companies and their intermediaries from offering, promising, authorizing or making improper payments to foreign government officials for the purpose of obtaining or retaining business. Any violation of such anti-money laundering laws or regulations, violations of the FCPA and other anti-corruption laws may result in severe criminal and civil sanctions as well as other penalties, which could have a negative effect on our results of operations and the SEC and U.S. Department of Justice have increased their enforcement activities with respect such laws and regulations. Internal control policies and procedures and employee training and compliance programs that we have implemented to deter prohibited practices may not be effective in prohibiting our directors, employees, contractors or agents from violating or circumventing our policies and the law. If our directors, employees or agents fail to comply with applicable laws or Company policies governing our international operations, the Company may face investigations, prosecutions and other legal proceedings and actions which could result in civil penalties, administrative remedies and criminal sanctions. Any future government investigations, prosecutions or other legal proceedings or actions, however, could have a negative impact on us.

Kazuo Okada, one of Wynn Resorts’ former directors, failed to comply with internal training in the FCPA and failed to return to Wynn Resorts an executed Acknowledgment agreeing to comply with the Wynn Resorts’ Code of Business Conduct and Ethics. For additional information on the Freeh Report, which detailed numerous instances of conduct constituting prima facie violations of the FCPA by Mr. Okada and certain of his affiliates, and the redemption of Aruze USA, Inc.’s shares, see Item 8—“Financial Statements and Supplementary Data”, Note 11 “Commitments and Contingencies.” On February 19, 2012, Wynn Resorts’ filed a complaint in Nevada state court against Mr. Okada and other entities alleging, among other things, breach of fiduciary duty in connection with alleged violations of the FCPA. For a detailed description of the legal proceedings between the Company and Mr. Okada and his affiliates, see Item 3—“Legal Proceedings.”

We are entirely dependent on Wynn Las Vegas for all of our cash flow, which subjects us to greater risks than a gaming company with more operating properties.

We are entirely dependent upon Wynn Las Vegas for all of our cash flow and we do not expect to have material assets or operations other than Wynn Las Vegas. As a result, we are subject to a greater degree of risk than a gaming company with more operating properties or greater geographic diversification. The risks to which we have a greater degree of exposure include the following:

•	changes in local economic and competitive conditions;

•	changes in local and state governmental laws and regulations, including gaming laws and regulations;

•	natural and other disasters, including the outbreak of infectious diseases;

•

an increase in the cost of utilities for our properties as a result of, among other things, power shortages in California or other western states with which Nevada shares a single regional power grid or a shortage of natural resources such as water;

•	a decline in the number of visitors to Las Vegas; and

•	a decrease in gaming and non-casino activities at Wynn Las Vegas.

Any of the factors outlined above could negatively affect our results of operations and our ability to make payments or maintain our covenants with respect to our debt.

Our casino, hotel, convention and other facilities face intense competition.

The casino/hotel industry is highly competitive and additional developments have recently opened or are currently underway. Resorts located on or near the Las Vegas Strip, such as Wynn Las Vegas, compete with other Las Vegas Strip hotels and with other hotel casinos in Las Vegas.

Wynn Las Vegas also competes, to some extent, with other hotel/casino facilities in Nevada, throughout the United States and elsewhere in the world. In addition, the legalization of casino gaming in or near metropolitan areas from which we attract customers could have a negative effect on our business. New or renovated casinos in Asia, including Wynn Resorts’ property in Macau, could draw Asian gaming customers away from Las Vegas. Increased competition could result in a loss of customers, which may negatively affect our cash flows and results of operations.

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

While gaming debts evidenced by a credit instrument, including what is commonly referred to as a “marker,” are enforceable under the current laws of Nevada, and judgments on gaming debts are enforceable in all states under the Full Faith and Credit Clause of the United States Constitution, other jurisdictions may determine that direct or indirect enforcement of gaming debts is against public policy. Although courts of some foreign nations will enforce gaming debts directly and the assets in the United States of foreign debtors may be used to satisfy a judgment, judgments on gaming debts from U.S. courts are not binding on the courts of many foreign nations. We cannot assure you that we will be able to collect the full amount of gaming debts owed to us, even in jurisdictions that enforce them. Recent changes in economic conditions may make it more difficult to assess creditworthiness and more difficult to collect the full amount of any gaming debt owed to us. Our inability to collect gaming debts could have a significant negative impact on our operating results.

Our business is particularly sensitive to reductions in discretionary consumer spending as a result of downturns in the economy.

Consumer demand for hotel/casino resorts, trade shows and conventions and for the type of luxury amenities that we offer is particularly sensitive to downturns in the economy which adversely impact discretionary spending on leisure activities. Changes in discretionary consumer spending or consumer preferences brought about by the factors such as perceived or actual general economic conditions, high unemployment, the housing foreclosure crisis, perceived or actual changes to disposable consumer income and wealth, an economic recession and changes in consumer confidence in the economy, or fears of war and future acts of terrorism could reduce customer demand for the luxury amenities and leisure activities we offer, and may have a significant negative impact on our operating results.

Our business is particularly sensitive to the willingness of our customers to travel. Acts of terrorism, regional political events and developments in the conflicts in certain countries could cause severe disruptions in air travel that reduce the number of visitors to our facilities, resulting in a material adverse effect on our business and financial condition, results of operations or cash flows.

We are dependent on the willingness of our customers to travel. Only a small amount of our business is and will be generated by local residents. Most of our customers travel to reach our Las Vegas property. Acts of terrorism may severely disrupt domestic and international travel, which would result in a decrease in customer visits to Las Vegas, including to Wynn Las Vegas. Disruptions in air or other forms of travel as a result of any further terrorist act, outbreak of hostilities or escalation of war would have an adverse effect on our business and financial condition, results of operations or cash flows.

We are subject to extensive state and local regulation, and licensing and gaming authorities have significant control over our operations, which could have a negative effect on our business.

The operations of Wynn Las Vegas are contingent upon maintaining all necessary regulatory licenses, permits, approvals, registrations, findings of suitability, orders and authorizations. The laws, regulations and ordinances requiring these licenses, permits and other approvals generally relate to the responsibility, financial stability and character of the owners and managers of gaming operations, as well as persons financially interested or involved in gaming operations. The scope of the approvals required to open and operate a facility is extensive. We received all approvals for the opening of Wynn Las Vegas | Encore; however, we are subject to ongoing regulation to maintain these operations.

The Nevada Gaming Commission may require the holder of any debt or securities that we or Wynn Resorts issue to file applications, be investigated and be found suitable to own our or Wynn Resorts’ securities if it has reason to believe that the security ownership would be inconsistent with the declared policies of the State of Nevada.

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

We are subject to taxation in the United States at the federal, state and local level. Specific rates of taxation can be changed by legislative action. Increases in taxation could adversely affect our results of operations.

Our insurance coverage may not be adequate to cover all possible losses that we could suffer, including losses resulting from terrorism, and our insurance costs may increase.

We have comprehensive property and liability insurance policies for our properties with coverage features and insured limits that we believe are customary in their breadth and scope. However, in the event of a substantial loss, the insurance coverage we carry may not be sufficient to pay the full market value or replacement cost of our lost investment or could result in certain losses being totally uninsured. As a result, we could lose some or all of the capital we have invested in a property, as well as the anticipated future revenue from the property, and we could remain obligated for debt or other financial obligations related to the property.

Market forces beyond our control may limit the scope of the insurance coverage we can obtain in the future or our ability to obtain coverage at reasonable rates. Certain catastrophic losses may be uninsurable or too expensive to justify obtaining insurance. As a result, if we suffer such a catastrophic loss, we may not be successful in obtaining future insurance without increases in cost or decreases in coverage levels. Furthermore, our debt instruments and other material agreements require us to maintain a certain minimum level of insurance. Failure to satisfy these requirements could result in an event of default under these debt instruments or material agreements, which would negatively affect our business and financial condition.

If a third party successfully challenges Holdings’ ownership of, or right to use, the Wynn-related intellectual property rights, our business or results of operations could be harmed.

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

Furthermore, due to the increased use of technology in computerized gaming machines and in business operations generally, other forms of intellectual property rights (such as patents and copyrights) are becoming of increased relevance. It is possible that, in the future, third parties might assert superior intellectual property rights or allege that their intellectual property rights cover some aspect of our operations. The defense of such allegations may result in substantial expenses, and, if such claims are successfully prosecuted, may have a material impact on our business. Efforts we take to acquire and protect our intellectual property rights against unauthorized use throughout the world, which may include retaining counsel and commencing litigation in various jurisdictions, may be costly and may not be successful in protecting and preserving the status and value of our intellectual property assets.

Our information technology and other systems are subject to cyber security risk including misappropriation of customer information or other breaches of information security.

We rely on information technology and other systems to maintain and transmit customer financial information, credit card settlements, credit card funds transmissions, mailing lists and reservations information. The systems and processes we have implemented to protect customers, employees and company information, including maintaining compliance with payment card industry standards and other security measures, are subject to the ever-changing risk of compromised security. These risks include cyber and physical security breaches, system failure, computer viruses, and negligent or intentional misuse by customers, company employees, or employees of third party vendors. The steps we take to deter and mitigate these risks may not be successful and our insurance coverage for protecting against cybersecurity risks may not be sufficient. Any disruption, compromise or loss of data or systems that results from a cybersecurity attack or breach could materially adversely impact, operations or regulatory compliance and could result in remedial expenses, fines, litigation, and loss of reputation, potentially impacting our financial results.

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

Our ultimate parent company is Wynn Resorts. As of December 31, 2013, Mr. Wynn and Elaine P. Wynn own 10,026,708 shares and 9,659,355 shares, respectively, or in the aggregate approximately 19.5%, of Wynn Resorts’ outstanding common stock. As a result, Mr. Wynn and Elaine P. Wynn, to the extent they vote their shares in a similar manner, may be able to exert significant influence over all matters requiring our stockholders’ approval, including the approval of significant corporate transactions. In addition, until February 2012, Aruze USA, Inc. owned 24,549,222 shares of Wynn Resorts’ outstanding common stock. On February 18, 2012, Wynn Resorts redeemed all of the shares of Wynn Resorts’ common stock held by Aruze USA, Inc. For additional information on the redemption, see Item 8—“Financial Statements and Supplementary Data”, Note 11 “Commitments and Contingencies”.

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

In June 2012, in connection with the pending litigation between Wynn Resorts and Aruze USA, Inc., Elaine P. Wynn submitted a cross claim against Mr. Wynn and Kazuo Okada seeking to void the Amended and Restated Stockholders Agreement. The indentures governing the Company’s indebtedness provide that if Mr. Wynn, together with certain related parties, in the aggregate beneficially owns a lesser percentage of the outstanding common stock of Wynn Resorts than is beneficially owned by any other person, a change of control will have occurred. If Elaine Wynn prevails in her cross claim, Stephen A. Wynn would not beneficially own or control Elaine Wynn’s shares and a change in control may result under the Company’s debt documents. For additional information on the cross claim, see Item 8—“Financial Statements and Supplementary Data”, Note 6 “Long-Term Debt” and Note 11 “Commitments and Contingencies”.

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

Item 3. Legal Proceedings

We are occasionally party to lawsuits. As with all litigation, no assurance can be provided as to the outcome of such matters and we note that litigation inherently involves significant costs. For more information regarding the Company’s legal matters see Item 8—“Financial Statements and Supplementary Data”, Note 11 “Commitments and Contingencies”.

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

Restrictions imposed by our debt instruments significantly restrict us from making dividends or distributions. Specifically, we are restricted under the indentures governing our first mortgage notes and senior notes from making certain “restricted payments” as defined in the indentures. These restricted payments include the payment of distributions to any direct or indirect holders of our membership interests. These restricted payments cannot be made until certain financial and non-financial criteria have been satisfied.

Item 6. Selected Financial Data

The following reflects the selected consolidated financial data of Wynn Las Vegas, LLC and its subsidiaries. This data should be read together with our consolidated financial statements and notes thereto, Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the other information contained in this Annual Report on Form 10-K.

	Years Ended December 31,
	2013	2012	2011	2010	2009
	(in thousands)
Consolidated Statements of Operations Data:
Net revenues	$1,581,288	$1,487,606	$1,481,895	$1,296,556	$1,230,120
Operating income (loss)	167,050	74,027	101,319	(81,314)	(144,279)
Net loss	(96,283)	(154,496)	(95,632)	(348,329)	(309,870)

	As of December 31,
	2013	2012	2011	2010	2009
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$231,156	$148,415	$201,399	$52,540	$66,354
Construction in progress	4,619	2,518	6,368	19,281	23,973
Total assets	3,576,648	3,669,881	4,035,398	4,108,516	4,254,324
Total long-term obligations [1]	3,305,306	3,272,853	2,632,164	2,730,738	2,638,083
Member’s equity (deficit)	(22,801)	67,085	1,010,307	1,098,502	1,385,553

[1]	Includes long-term debt, interest rate swap, long-term amounts due to affiliates, and other.

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

Our Las Vegas resort complex features:

•	Approximately 186,000 square feet of casino space, offering 24-hour gaming and a full range of games, including private gaming salons, a sky casino, a poker room, and a race and sports book;

•	Two luxury hotel towers with a total of 4,748 spacious hotel rooms, suites and villas;

•	34 food and beverage outlets featuring signature chefs;

•	A Ferrari and Maserati automobile dealership;

•

Approximately 96,000 square feet of high-end, brand-name retail shopping, including stores and boutiques by Alexander McQueen, Brioni, Cartier, Chanel, Chloé, Chopard, Dior, Graff, Hermes, IWC Schaffhausen, Jaeger-LeCoultre, Loro Piana, Louis Vuitton, Manolo Blahnik, Nicholas Kirkwood, Oscar de la Renta, Piaget, Rolex, Vertu and others;

•	Recreation and leisure facilities, including an 18-hole golf course, swimming pools, private cabanas and two full service spas and salons;

•	Two showrooms; and

•	Three nightclubs and a beach club.

Construction and Future Development

During 2013, we remodeled our villas and two of our restaurants. In response to our evaluation of our property and the reaction of our guests, we have made and expect to continue to remodel and make enhancements and refinements to our resort complex.

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

We recorded a net loss for the year ended December 31, 2013 of $96.3 million compared to the net loss of $154.5 million recorded for the year ended December 31, 2012. Our results for the year ended December 31, 2013 were benefitted by improved profits, primarily in the casino department ($82.5 million) where we experienced a higher table games win percentage as compared to the prior year.

Operating Measures

Certain key operating statistics specific to the gaming industry are included in our discussion of the Company’s operational performance for the periods in which a Consolidated Statement of Operations and Comprehensive Loss is presented. Below are definitions of the statistics discussed:

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

Financial results for the year ended December 31, 2013 compared to the year ended December 31, 2012.

Revenues

Net revenues for the year ended December 31, 2013 are comprised of $682.8 million in casino revenues (43.2% of total net revenues) and $898.5 million of net non-casino revenues (56.8% of total net revenues). Net revenues for the year ended December 31, 2012 are comprised of $592.3 million in casino revenues (39.8% of total net revenues) and $895.3 million of net non-casino revenues (60.2% of total net revenues).

Casino revenues are comprised of the net win from our table games and slot machine operations. We experienced an increase in casino revenues of $90.5 million (15.3%) to $682.8 million for the year ended December 31, 2013, compared to $592.3 million for the year ended December 31, 2012, due to an increase in our table games win percentage (before discounts).

The table below sets forth key gaming statistics related to our operations.

	Years Ended December 31,
	2013	2012	Increase/ (Decrease)	Percent Change
	(amounts in thousands, except for win per day amounts)
Drop	$2,617,634	$2,591,833	$25,801	1.0%
Table games win	$657,927	$567,014	$90,913	16.0%
Table games win %	25.1%	21.9%	3.2 pts	—
Table games win per unit per day	$7,729	$7,031	$698	9.9%

Slot machine handle	$2,874,646	$2,908,678	$(34,032)	(1.2)%
Slot machine win	$177,452	$177,420	$32	0.0%
Slot machine win per unit per day	$239	$206	$33	16.0%

For the year ended December 31, 2013, room revenues were $377.6 million, which represents a $15.3 million (4.2%) increase over the $362.3 million generated in the prior year. During the year ended December 31, 2013, we experienced an increase in both occupancy and room rates as compared to the prior year. ADR has increased as we adjusted rates in an effort to attract customers who would take advantage of all aspects of our resort.

The table below sets forth key operating measures related to our room revenue.

	Years Ended December 31,
	2013	2012
Average Daily Rate	$258	$252
Occupancy	84.6%	82.9%
REVPAR	$218	$209

Other non-casino revenues for the year ended December 31, 2013, included food and beverage revenues of $489.1 million, retail revenues of $91.9 million, entertainment revenues of $65.4 million, and other revenues from outlets, including the spa and salon of $63 million. Other non-casino revenues for the year ended December 31, 2012, included food and beverage revenues of $491 million, retail revenues of $85.1 million, entertainment revenues of $81.8 million, and other revenues from outlets such as the spa and salon of $61.7 million. Entertainment revenues decreased from the prior year period due to a show that ended its run in November 2012. Retail revenues increased $6.8 million (8.0%) as we completed the reconfiguration to certain stores in our retail area in the first half of 2013.

Departmental, Administrative and Other Expenses

For the year ended December 31, 2013, departmental expenses included casino expenses of $315.8 million, room expenses of $129.6 million, food and beverage expenses of $308 million, and entertainment, retail and other expenses of $129.2 million. Also included are general and administrative expenses of $243.1 million and $7.5 million charged as a provision for doubtful accounts receivable. For the year ended December 31, 2012, departmental expenses included casino expenses of $307.8 million, room expenses of $124 million, food and beverage expenses of $290.1 million, and entertainment, retail and other expenses of $140.1 million. Also included are general and administrative expenses of $231.2 million and $18.3 million charged as a provision for doubtful accounts receivable.

Casino and room expense increased commensurate with the increase in revenue. Food and beverage expenses increased primarily due to additional nightclub promotional costs. Entertainment, retail and other expenses decreased primarily due to a show in the Encore Theater that ended in November 2012. General and administrative expenses increased primarily due to intercompany golf course and water rights lease expense that began in September 2012 as well as advertising and other administrative costs.

Management fees

Since opening Wynn Las Vegas, management fees payable to Wynn Resorts for certain corporate management services have been charged and accrued at a rate equal to 1.5% of net revenues. These fees will be paid upon meeting certain leverage ratios and satisfying certain other criteria set forth in our first mortgage note and senior note indentures. Management fees were $23.7 million for the year ended December 31, 2013, compared to $22.3 million for the year ended December 31, 2012, as revenues increased.

Depreciation and amortization

Depreciation and amortization for the year ended December 31, 2013 was $245.1 million compared to $250.2 million for the year ended December 31, 2012. The decrease was due to the “Le Rêve” show production rights becoming fully amortized in the first half of 2013.

Property charges and other

Property charges and other for the year ended December 31, 2013, were $12.2 million compared to $29.6 million for the year ended December 31, 2012. Property charges for the year ended December 31, 2013 included the termination of a contract, miscellaneous renovations and abandonments at our resort complex and entertainment development costs. Property charges and other for the year ended December 31, 2012, include the remodel of one restaurant, termination costs associated with a show that ended its run in November 2012, and miscellaneous renovations and abandonments at our resort.

In response to our evaluation of our resort complex and the reactions of our guests, we continue to make enhancements and refinements. The costs relating to assets retired as a result of these enhancement and refinement efforts will be expensed as property charges.

Other non-operating costs and expenses

Interest expense was $223.2 million for the year ended December 31, 2013, compared to $224.3 million for the year ended December 31, 2012. No interest was capitalized during either period. Our interest expense decreased approximately $1.1 million primarily due to the issuance of the $500 million 4 1/4% senior notes in May 2013 and the extinguishment of the $500 million 7 7/8% first mortgage notes.

Changes in the fair value of our interest rate swaps are recorded as an increase (decrease) in swap fair value in each year. We recorded a gain of $2.3 million for the year ended December 31, 2012, resulting from the increase in the fair value of our interest rate swap during the year. This swap was terminated in June 2012 for a payment of $2.4 million.

On May 22, 2013, we completed the tender offer for the 7 7/8% first mortgage notes due 2017 (the “2017 Notes”) as discussed in our Consolidated Financial Statements, Note 6—“Long-Term Debt”. In connection with this tender offer, we paid $19.6 million in consideration to those holders who tendered their notes. Additionally, we expensed $6.7 million of unamortized debt issue costs and original issue discount related to the 2017 Notes and incurred other fees of approximately $0.3 million related to the tender offer. On November 1, 2013, we redeemed the untendered 2017 Notes plus accrued and unpaid interest. The total redemption fees paid were $8.9 million and we expensed $4.9 million of unamortized financing costs and original issue discount.

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

As described Item 8—“Financial Statements and Supplementary Data”, Note 6 “Long-Term Debt”, we terminated the Wynn Las Vegas Credit Agreement on September 17, 2012. In connection with the termination, we expensed $2.6 million of previously deferred financing costs and third party fees related to the Wynn Las Vegas Credit Agreement.

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

Casino revenues are comprised of the net win from our table games and slot machine operations. We experienced a decrease in casino revenues of $32.9 million (5.3%) to $592.3 million for the year ended December 31, 2012, compared to $625.2 million for the year ended December 31, 2011, due to a decrease in our table games win percentage (before discounts).

The table below sets forth key gaming statistics related to our operations.

	Years Ended December 31,
	2012	2011	Increase/ (Decrease)	Percent Change
	(amounts in thousands, except for win per day amounts)
Drop	$2,591,833	$2,366,711	$225,122	9.5%
Table games win	$567,014	$589,093	$(22,079)	(3.7)%
Table games win %	21.9%	24.9%	(3.0) pts	—
Table games win per unit per day	$7,031	$7,188	$(157)	(2.2)%

Slot machine handle	$2,908,678	$2,738,261	$170,417	6.2%
Slot machine win	$177,420	$170,027	$7,393	4.3%
Slot machine win per unit per day	$206	$184	$22	12.0%

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

Property charges and other

Property charges and other for the year ended December 31, 2012, were $29.6 million compared to $16.6 million for the year ended December 31, 2011. Property charges and other for the year ended December 31, 2012, include the remodel of one restaurant, termination costs associated with a show that ended its run in November 2012, and miscellaneous renovations and abandonments at our resort. Property charges and other for the year ended December 31, 2011 included miscellaneous renovations and abandonments at our resort, including modifications of the Encore retail esplanade, the closure of Blush nightclub and the write off of certain off-site golf memberships. Property charges and other for the year ended December 31, 2011 also includes the write off of costs related to the Sinatra “Dance with Me” show that ended its run earlier in the year.

In response to our evaluation of our resort complex and the reactions of our guests, we continue to make enhancements and refinements. The costs relating to assets retired as a result of these enhancement and refinement efforts will be expensed as property charges.

Other non-operating costs and expenses

Interest expense was $224.3 million for the year ended December 31, 2012, compared to $201.3 million for the year ended December 31, 2011. No interest was capitalized during either period. Our interest expense increased $23 million primarily due to the issuance of the $900 million 5 3/8% first mortgage notes in March 2012, offset by the reduction of $370.9 million in term loan borrowings as described Item 8—“Financial Statements and Supplementary Data”, Note 6 “Long-Term Debt”.

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

On March 12, 2012, we entered into an eighth amendment to the Wynn Las Vegas Credit Agreement. In connection with this amendment we prepaid all term loans under the Wynn Las Vegas Credit Agreement, terminated all of our revolving credit commitments that were due to expire in 2013, and terminated all but $100 million of our revolving credit commitments expiring in 2015. In connection with this transaction, we expensed deferred financing fees of $4.8 million.

As described in Item 8—“Financial Statements and Supplementary Data”, Note 6 “Long-Term Debt”, we terminated the Wynn Las Vegas Credit Agreement on September 17, 2012. In connection with the termination, we expensed $2.6 million of previously deferred financing costs and third party fees related to the Wynn Las Vegas Credit Agreement.

Liquidity and Capital Resources

Operating Activities

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

Net cash provided by operations for the year ended December 31, 2013 was $189.8 million compared to $170.3 million provided by operations for the year ended December 31, 2012. This increase is primarily due to the increase in operating income as a result of increased casino department profitability. Cash flow from operations was negatively impacted by changes in ordinary working capital and increased interest payments.

Investing Activities

Capital expenditures were approximately $63.9 million for the year ended December 31, 2013 and were related primarily to villa remodels, restaurant remodels and general property improvements. Capital expenditures were approximately $41.6 million for the year ended December 31, 2012, and were primarily related to the remodel of one of our restaurants, the reconfiguration of the Encore retail area and general property maintenance. Capital expenditures were approximately $65.2 million for the year ended December 31, 2011 and were primarily related to the room and suite remodel at Wynn Las Vegas that began in 2010, the new high limit slot salon, the new Tower Suites lobby and lounge area and other property remodels.

Financing Activities

On May 15, 2013, we commenced the tender offer for any and all of the outstanding $500 million aggregate principal amount of the 2017 Notes of Wynn Las Vegas and Wynn Las Vegas Capital Corp., an indirect wholly owned subsidiary of Wynn Resorts, Limited (together with Wynn Las Vegas, the “Issuers”), and a solicitation of consents to certain proposed amendments to the indenture (the “2017 Indenture”) governing the 2017 Notes.

The tender offer expired on May 21, 2013 and at the time of expiration, we received valid tenders with respect to approximately $274.7 million of the $500 million aggregate principal amount of the 2017 Notes outstanding. On May 22, 2013, note holders who validly tendered their 2017 Notes received the total consideration of $1,071.45 for each $1,000 principal amount of 2017 Notes, the premium portion of which totaled approximately $19.6 million. In accordance with accounting standards, the tender offer premium was expensed and is included in loss on extinguishment of debt in the accompanying Consolidated Statements of Operations and Comprehensive Loss. In addition, upon the tender offer completion, the Issuers entered into a supplemental indenture, which eliminated substantially all of the restrictive covenants and certain events of default from the 2017 Indenture.

Also in connection with this transaction, unamortized financing costs and original issue discount related to the 2017 Notes totaling $6.7 million were expensed and are included in loss on extinguishment of debt in the accompanying Consolidated Statements of Operations and Comprehensive Loss.

On November 1, 2013, we redeemed the untendered 2017 Notes principal amount of $225.3 million. The redemption price was equal to 103.938% of the aggregate principal amount of the 2017 Notes plus accrued and unpaid interest on November 1, 2013. The total redemption fees paid were $8.9 million and we expensed $4.9 million of unamortized financing costs and original issue discount.

Separately, on May 22, 2013, the Issuers completed the issuance of $500 million aggregate principal amount of 4 1/4% Senior Notes due 2023 (the “2023 Notes”) pursuant to an indenture, dated as of May 22, 2013 (the “2023 Indenture”), among the Issuers, all of the Issuers’ subsidiaries, other than Wynn Las Vegas Capital Corp. which was a co-issuer, and U.S. Bank National Association, as trustee. The 2023 Notes were issued at par. The Issuers used the net proceeds from the 2023 Notes to cover the cost of purchasing the 2017 Notes tendered in the tender offer. In addition, the Issuers satisfied and discharged the 2017 Indenture and, in November 2013, used the remaining net proceeds to redeem any and all of the 2017 Notes not previously tendered. In connection with the issuance of the 2023 Notes, we capitalized approximately $4.1 million of financing costs.

The 2023 Notes will mature on May 30, 2023 and bear interest at the rate of 5 1/4 % per annum. The Issuers may redeem all or a portion of the 2023 Notes at any time, which redemption price includes a make-whole premium if redeemed before February 28, 2023. The 2023 Notes are also subject to mandatory redemption requirements imposed by gaming laws and regulations of gaming authorities in Nevada.

The 2023 Indenture contains covenants limiting the Issuers’ and the Issuers’ restricted subsidiaries’ ability to: create liens on assets to secure debt; enter into sale-leaseback transactions; and merge or consolidate with another company. These covenants are subject to a number of important and significant limitations, qualifications and exceptions.

The 2023 Notes are the Issuers’ senior unsecured obligations and rank pari passu in right of payment with the Issuers’ outstanding 7 7/8% First Mortgage Notes due 2020 (“7 7/8% 2020 Notes”), 7 3/4% First Mortgage Notes due (the “7 3/4% 2020 Notes”) and 5 3/8% First Mortgage Notes due 2022 (the “2022 Notes” and, together with the 7 7/8% 2020 Notes and 7 3/4% 2020 Notes, the “Existing Notes”). The 2023 Notes are secured by a first priority pledge of the Company’s equity interests, the effectiveness of which is subject to the prior approval of the Nevada gaming authorities. The equity interests of the Company also secure the Existing Notes. If Wynn Resorts, Limited receives an investment grade rating from one or more ratings agencies, the first priority pledge securing the 2023 Notes will be released.

On March 12, 2012, the Issuers issued, in a private offering, $900 million aggregate principal amount of 2022 Notes pursuant to an Indenture, dated as of March 12, 2012 (the “2022 Indenture”). A portion of the proceeds were used to repay all amounts outstanding under the Wynn Las Vegas term loan facilities. In October 2012, the Issuers commenced an offer to exchange all of the 2022 Notes for notes registered under the Securities Act of 1933, as amended. The exchange offer closed on November 6, 2012.

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

Concurrently with the issuance of the 2022 Notes, we entered into an eighth amendment (“Amendment No. 8”) to its Amended and Restated Credit Agreement (the “Wynn Las Vegas Credit Agreement”). Amendment No. 8 amended the Wynn Las Vegas Credit Agreement to, among other things, permit the issuance of the 2022 Notes. With the issuance of the 2022 Notes, we prepaid all term loans under the Wynn Las Vegas Credit Agreement, terminated all of its revolving credit commitments that were due to expire in 2013, and terminated all but $100 million of its revolving credit commitments expiring in 2015. In connection with this transaction, we expensed deferred financing costs of $4.8 million.

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

For more information on our outstanding first mortgage notes, see Item 8—“Financial Statements and Supplementary Data”, Note 6 “Long-Term Debt.”

Capital Resources

At December 31, 2013, we had approximately $231.2 million of cash and cash equivalents available for use without restriction, including for operations, debt service and retirement, new development activities, enhancements to our resort and general corporate purposes. We require a certain amount of cash on hand for operations. We anticipate such funds, together with any additional borrowings and cash generated from operations will satisfy our liquidity needs during 2014. Except for scheduled quarterly payments on one note payable, we have no debt maturities until April 2017.

On September 17, 2012, the Company terminated its Amended and Restated Credit Agreement. No loans were outstanding at the time of termination. On September 18, 2012, the Company distributed to Wynn Resorts, Limited, the Wynn Las Vegas golf course land, the related water rights, and $700 million in cash.

Off-Balance Sheet Arrangements

We have not entered into any transactions with special purpose entities nor do we engage in any derivatives except for previously discussed interest rate swaps. We do not have any retained or contingent interest in assets transferred to an unconsolidated entity. At December 31, 2013, we had unsecured outstanding letters of credit totaling $16.7 million.

Contractual Obligations and Commitments

The following table summarizes our scheduled contractual commitments at December 31, 2013 (amounts in millions):

	Payments Due By Period
	Less Than 1 Year	1 to 3 Years	4 to 5 Years	After 5 Years	Total
Long-term debt obligations	$1.1	$2.8	$28.7	$3,102.0	$3,134.6
Fixed interest payments	202.0	404.0	404.0	455.4	1,465.4
Estimated variable interest payments [1]	0.5	0.9	0.2	—	1.6
Operating leases	2.8	3.5	0.3	2.4	9.0
Construction contracts and commitments	4.9	—	—	—	4.9
Employment agreements	25.6	20.9	1.9	—	48.4
Other [2]	18.3	—	—	—	18.3

Total commitments	$255.2	$432.1	$435.1	$3,559.8	$4,682.2

[1]	Amounts for all periods represent our estimated future interest payments on our debt facilities based upon amounts outstanding and LIBOR rates at December 31, 2013. Actual rates will vary.
[2]	Other includes open purchase orders.

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

We intend to fund our operations and capital requirements from cash on hand and operating cash flow. We cannot be sure that we will generate sufficient cash flow from operations or that future borrowings that are available to us, if any, will be sufficient to enable us to service and repay our indebtedness and to fund our other liquidity needs. We cannot be sure that we will be able to refinance any of our indebtedness on acceptable terms or at all. Certain legal matters may also impact our liquidity. As described in Item 8—“Financial Statements and Supplementary Data”, Note 11—“Commitments and Contingencies”, Elaine Wynn has submitted a cross claim against Steve Wynn and Kazuo Okada. The indentures for the Company’s 7 7/8% first mortgage notes due 2020, 7 3/4% first mortgage notes due 2020 (the “2020 Indentures”) and the indenture for Company’s 4 1/4% Senior Notes due 2023 (the “2023 Indenture,” and, together with the 2020 Indentures, the “Indentures”) provide that if Stephen A. Wynn, together with certain related parties, in the aggregate beneficially owns a lesser percentage of the outstanding common stock of Wynn Resorts than are beneficially owned by any other person, a change of control will have occurred. If Elaine Wynn prevails in her cross claim, Stephen A. Wynn would not beneficially own or control Elaine Wynn’s shares and a change in control may result under the Company’s debt documents.

In the future, we may periodically consider repurchasing our outstanding notes for cash. The amount of any notes to be repurchased, as well as the timing of any repurchases, will be based on business, market and other conditions and factors, including price, contractual requirements or consents, and capital availability. Any repurchases might be made using a variety of methods, which may include open market purchases, privately negotiated transactions, or by any combination of those methods, in compliance with applicable securities laws and regulations.

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

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our results of operations and liquidity and capital resources are based on our consolidated financial statements. Our consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America. Certain of our accounting policies require management to apply significant judgment in defining the appropriate assumptions integral to financial estimates. On an ongoing basis, management evaluates those estimates, including those relating to the estimated lives of depreciable assets, asset impairment, allowances for doubtful accounts, accruals for customer loyalty rewards, contingencies, litigation and other items. Judgments are based on historical experience, terms of existing contracts, industry trends and information available from outside sources, as appropriate. However, by their nature, judgments are subject to an inherent degree of uncertainty, and therefore actual results could differ from our estimates.

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

Allowance for Estimated Doubtful Accounts Receivable

A substantial portion of our outstanding receivables relate to casino credit play. Credit play, through the issuance of markers, represents a significant portion of the table games volume at Wynn Las Vegas. We maintain strict controls over the issuance of markers and aggressively pursue collection from those customers who fail to pay their balances in a timely fashion. These collection efforts may include the mailing of statements and delinquency notices, personal contacts, the use of outside collection agencies, and litigation. Markers are generally legally enforceable instruments in the United States. Markers are not legally enforceable instruments in some foreign countries, but the United States assets of foreign customers may be used to satisfy judgments entered in the United States. At December 31, 2013 and 2012, approximately 82% and 78%, respectively, of our casino accounts receivable were owed by customers from foreign countries, primarily in Asia. The collectability of markers given by foreign customers is affected by a number of factors including changes in currency exchange rates and economic conditions in the customers’ home countries.

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

Our reserve for doubtful casino accounts receivable is based on our estimates of amounts collectible and depends on the risk assessments and judgments by our employees regarding realizability, the state of the economy and our credit policy. During the quarter ended June 30, 2013, the Company recorded an adjustment to its reserve estimates for casino accounts receivable based on the results of historical collection patterns and current collection trends. This adjustment benefitted operating income and net loss by $12.2 million for the year ended December 31, 2013. In June 2012, we recorded a similar adjustment to our reserve estimates for casino accounts receivable based on the results of historical collection patterns and current collection trends. For the year ended December 31, 2012, this adjustment benefitted operating income and net loss by $9.6 million.

The following table presents key statistics related to our casino accounts receivables (amounts in thousands):

	December 31, 2013	December 31, 2012
Casino accounts receivable	$190,199	$190,528
Allowance for doubtful casino accounts receivable	$52,428	$63,635
Allowance as a percentage of casino accounts receivable	27.6%	33.4%
Percentage of casino accounts receivable outstanding over 180 days	28.8%	29.6%

At December 31, 2013, a 100 basis-point change in the allowance for doubtful accounts as a percentage of casino accounts receivable would change the provision for doubtful accounts by approximately $1.9 million.

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

The expected volatility and expected term assumptions can significantly impact the fair value of stock options. We believe that the valuation techniques and the approach utilized to develop our assumptions are reasonable in calculating the fair value of the options granted by Wynn Resorts. We estimate the expected stock price volatility using a combination of implied and historical factors related to our stock price in accordance with applicable accounting standards. As the Wynn Resorts stock price fluctuates, this estimate will change. A hypothetical 10% change in the volatility assumption for options granted in 2013 would not have a material effect on the change in fair value. Expected term represents the estimated average time between the option’s grant date and its exercise date. A hypothetical 10% change in the expected term assumption for options granted in 2013 would not have a material effect on the change in fair value. These assumed changes in fair value would have been recognized over the vesting schedule of such awards.

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

The update allows for the consideration of qualitative factors in determining whether it is necessary to perform quantitative impairment tests. The effective date for this update is for the years and interim impairment tests performed for years beginning after September 15, 2012. The adoption of this guidance did not have a material effect on the Company’s financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices.

Interest Rate Risks

Our primary exposure to market risk is interest rate risk associated with our Credit Facilities that bear interest based on floating rates. See Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Financing Activities.” We attempt to manage interest rate risk by managing the mix of long-term fixed rate borrowings and variable rate borrowings supplemented by hedging activities as believed by us to be appropriate. We cannot be sure that these risk management strategies have had the desired effect, and interest rate fluctuations could have a negative impact on our results of operations.

The following table provides estimated future cash flow and related weighted average interest rates by expected maturity date, as derived from our best estimates of repayments at December 31, 2013 on our expected long-term indebtedness. However, we cannot predict the LIBOR rate that will be in effect in the future. Actual rates will vary. The one-month LIBOR rate at December 31, 2013 of 0.1677% was used for all variable rate calculations in the table below.

The information is presented in U.S. dollar equivalents as applicable.

Years Ending December 31,
Expected Maturity Date
	2014	2015	2016	2017	2018	Thereafter	Total
(in millions)
Long-term debt:
Fixed rate	$—	$—	$—	$—	$—	$3,102.0	$3,102.0
Average interest rate	—%	—%	—%	—%	—%	6.5%	6.5%
Variable rate	$1.1	$1.4	$1.4	$28.7	$—	$—	$32.6
Average interest rate	1.4%	1.4%	1.4%	1.4%	—%	—%	1.4%

Interest Rate Swaps

In June 2012, we terminated our only swap for a payment of $2.4 million.

Interest Rate Sensitivity

As of December 31, 2013, our long term-debt was essentially based on fixed rates.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Member of Wynn Las Vegas, LLC and subsidiaries:

We have audited the accompanying consolidated balance sheets of Wynn Las Vegas, LLC and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive loss, member’s equity (deficit), and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the index at Item 15(a)2. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Wynn Las Vegas, LLC and subsidiaries at December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Las Vegas, Nevada

February 28, 2014

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONSOLIDATED BALANCE SHEETS

(amounts in thousands)

	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$231,156	$148,415
Receivables, net	168,734	162,395
Inventories	49,326	42,229
Prepaid expenses and other	28,422	26,697

Total current assets	477,638	379,736
Property and equipment, net	3,032,884	3,215,605
Intangible assets, net	1,399	2,262
Deferred financing costs, net	35,445	40,871
Deposits and other assets	25,502	27,489
Investment in unconsolidated affiliates	3,780	3,918

Total assets	$3,576,648	$3,669,881

LIABILITIES AND MEMBER’S EQUITY
Current liabilities:
Current portion of long-term debt	$1,050	$1,050
Accounts payable	39,188	39,431
Accrued interest	59,316	64,048
Accrued compensation and benefits	48,706	45,580
Gaming taxes payable	15,505	14,023
Other accrued liabilities	21,308	21,813
Customer deposits	98,915	106,243
Due to affiliates, net	10,155	37,755

Total current liabilities	294,143	329,943
Long-term debt	3,131,626	3,125,424
Due to affiliates, net	170,066	146,345
Other	3,614	1,084

Total liabilities	3,599,449	3,602,796

Commitments and contingencies (Note 11)
Member’s (deficit) equity:
Contributed capital	1,198,532	1,192,135
Accumulated deficit	(1,221,333)	(1,125,050)

Total member’s (deficit) equity	(22,801)	67,085

Total liabilities and member’s equity	$3,576,648	$3,669,881

The accompanying notes are an integral part of these consolidated financial statements.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(amounts in thousands)

	Years Ended December 31,
	2013	2012	2011
Operating revenues:
Casino	$682,787	$592,308	$625,207
Rooms	377,592	362,317	354,040
Food and beverage	489,063	490,963	454,712
Entertainment, retail and other	220,386	228,607	229,586

Gross revenues	1,769,828	1,674,195	1,663,545
Less: promotional allowances	(188,540)	(186,589)	(181,650)

Net revenues	1,581,288	1,487,606	1,481,895

Operating costs and expenses:
Casino	315,815	307,826	298,229
Rooms	129,619	124,000	122,200
Food and beverage	307,958	290,114	264,878
Entertainment, retail and other	129,203	140,085	146,989
General and administrative	243,107	231,214	225,457
Provision for doubtful accounts	7,534	18,306	20,332
Management fees	23,721	22,318	22,229
Depreciation and amortization	245,119	250,153	263,639
Property charges and other	12,162	29,563	16,623

Total operating costs and expenses	1,414,238	1,413,579	1,380,576

Operating income	167,050	74,027	101,319

Other income (expense):
Interest income and other	80	626	263
Interest expense, net of amounts capitalized	(223,185)	(224,271)	(201,339)
Increase in swap fair value	—	2,260	3,829
Loss on extinguishment of debt	(40,435)	(7,449)	—
Equity in income from unconsolidated affiliates	207	311	296

Other income (expense), net	(263,333)	(228,523)	(196,951)

Net loss	(96,283)	(154,496)	(95,632)
Other comprehensive income	—	—	—

Total comprehensive loss	$(96,283)	$(154,496)	$(95,632)

The accompanying notes are an integral part of these consolidated financial statements.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONSOLIDATED STATEMENTS OF MEMBER’S EQUITY (DEFICIT)

(amounts in thousands)

Balance at January 1, 2011	$1,098,502
Net loss	(95,632)
Parent company stock-based compensation	7,437

Balance at December 31, 2011	1,010,307
Net loss	(154,496)
Parent company stock-based compensation	5,291
Distribution to Wynn Resorts, Limited	(794,017)

Balance at December 31, 2012	67,085
Net loss	(96,283)
Parent company stock-based compensation	6,397

Balance at December 31, 2013	$(22,801)

The accompanying notes are an integral part of these consolidated financial statements.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Years Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net loss	$(96,283)	$(154,496)	$(95,632)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	245,119	250,153	263,639
Stock-based compensation	6,397	5,291	7,437
Loss on extinguishment of debt	40,435	7,449	—
Amortization and write-offs of deferred financing costs and other	9,553	12,449	13,822
Equity in income from unconsolidated affiliates, net of distributions	138	58	93
Provision for doubtful accounts	7,534	18,306	20,332
Property charges and other	2,613	26,332	14,689
Increase in swap fair value	—	(2,260)	(3,829)
Increase (decrease) in cash from changes in:
Receivables	(13,493)	(43,541)	(35,747)
Inventories and prepaid expenses and other	(8,822)	3,033	13,237
Accounts payable and accrued expenses	(7,014)	31,013	5,679
Due to affiliates, net	3,622	16,513	24,242

Net cash provided by operating activities	189,799	170,300	227,962

Cash flows used in investing activities:
Capital expenditures, net of construction payables and retention	(63,872)	(41,552)	(65,207)
Deposits and purchase of other assets	(2,347)	(2,603)	(2,348)
Due (from) to affiliates, net	(6,797)	7,319	13,728
Proceeds from sale of equipment	187	477	255

Net cash used in investing activities	(72,829)	(36,359)	(53,572)

Cash flows from financing activities:
Principal payments on long-term debt	(501,400)	(372,267)	(25,473)
Proceeds from issuance of long-term debt	500,000	900,000	—
Distributions to parent	—	(700,025)	—
Interest rate swap settlement	—	(2,368)	—
Payments of financing costs	(32,829)	(12,265)	(58)

Net cash used in financing activities	(34,229)	(186,925)	(25,531)

Cash and cash equivalents:
Increase (decrease) in cash and cash equivalents	82,741	(52,984)	148,859
Balance, beginning of year	148,415	201,399	52,540

Balance, end of year	$231,156	$148,415	$201,399

Supplemental cash flow disclosures:
Cash paid for interest, net of amounts capitalized	$222,188	$203,618	$197,949
Golf course and water rights distribution	—	93,992	—
Change in construction payables and retention	(662)	(6,017)	(3,479)
Asset transfers from affiliate	—	1,176	—

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

Wynn Las Vegas Capital Corp. (“Wynn Capital”) is a wholly owned subsidiary of the Company incorporated on June 3, 2002, solely for the purpose of obtaining financing for Wynn Las Vegas. Wynn Capital is authorized to issue 2,000 shares of common stock, par value $0.01. At December 31, 2013, the Company owned the one share that was issued and outstanding. Wynn Capital has neither any significant net assets nor has had any operating activity. Its sole function is to serve as the co-issuer of the mortgage notes described below. Wynn Las Vegas, LLC and Wynn Capital together are hereinafter referred to as the “Issuers”.

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

Accounts Receivable and Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of casino accounts receivable. The Company issues credit in the form of “markers” to approved casino customers following investigations of creditworthiness. At December 31, 2013 and 2012, approximately 82% and 78%, respectively, of the Company’s markers were due from customers residing outside the United States, primarily in Asia. Business or economic conditions or other significant events in these countries could affect the collectability of such receivables.

Accounts receivable, including casino and hotel receivables, are typically non-interest bearing and are initially recorded at cost. Accounts are written off when management deems them to be uncollectible. Recoveries of accounts previously written off are recorded when received. An estimated allowance for doubtful accounts is

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

maintained to reduce the Company’s receivables to their carrying amount, which approximates fair value. The allowance is estimated based on specific review of customer accounts as well as management’s experience with collection trends in the casino industry and current economic and business conditions. In June 2013, the Company recorded an adjustment to its reserve estimates for casino accounts receivable based on the results of historical collection patterns and current collection trends. This adjustment benefitted operating income and net loss by $12.2 million for the year ended December 31, 2013. The Company recorded a similar adjustment to its reserve estimates for casino accounts receivable in June 2012 based on the results of historical collection patterns and current collection trends. For the year ended December 31, 2012, this adjustment benefitted operating income and net loss by $9.6 million.

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

Capitalized Interest

The interest cost associated with major development and construction projects is capitalized and included in the cost of the project. Interest capitalization ceases once a project is substantially complete or no longer undergoing construction activities to prepare it for its intended use. When no debt is specifically identified as being incurred in connection with a construction project, the Company capitalizes interest on amounts expended on the project at the Company’s weighted average cost of borrowed money. There was no interest capitalized during the years ended December 31, 2013, 2012 and 2011.

Intangibles

The Company’s indefinite-lived intangible assets consist primarily of trademarks. Indefinite-lived intangible assets are not amortized, but are reviewed for impairment annually. The Company’s finite-lived intangible assets consist of show production rights. Finite-lived intangible assets are amortized over the shorter of their contractual terms or estimated useful lives.

Long-Lived Assets

Long-lived assets, which are not to be disposed of, including intangibles and property and equipment, are periodically reviewed by management for impairment whenever events or changes in circumstances indicate that

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Deferred Financing Costs

Direct and incremental costs incurred in obtaining loans or in connection with the issuance of long-term debt are capitalized and amortized to interest expense over the terms of the related debt agreements. Approximately $4.4 million, $5.2 million and $6.1 million was amortized to interest expense during the years ended December 31, 2013, 2012 and 2011, respectively. Debt discounts incurred in connection with the issuance of debt have been capitalized and are being amortized to interest expense using the effective interest method.

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

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The retail value of accommodations, food and beverage, and other services furnished to guests without charge is included in gross revenues and then deducted as promotional allowances. The estimated cost of providing such promotional allowances is primarily included in casino expenses as follows (amounts in thousands):

	Years Ended December 31,
	2013	2012	2011
Rooms	$37,728	$36,974	$36,160
Food and beverage	63,008	58,566	57,420
Entertainment, retail and other	12,353	13,740	15,231

	$113,089	$109,280	$108,811

Customer Loyalty Program

The Company offers a slot club program whereby customers may earn points based on their level of play that may be redeemed for free credit that must be replayed in the slot machine. The Company accrues a liability based on the points earned times the redemption value, less an estimate for breakage, and records a related reduction in casino revenue.

Slot Machine Jackpots

The Company does not accrue a liability for base jackpots because it has the ability to avoid such payment as slot machines can legally be removed from the gaming floor without payment of the base amount. When the Company is unable to avoid payment of the jackpot (i.e., the incremental amount on a progressive slot machine) due to legal requirements, the jackpot is accrued as the obligation becomes unavoidable. This liability is accrued over the time period in which the incremental progressive jackpot amount is generated with a related reduction in casino revenue.

Gaming Taxes

The Company is subject to taxes based on gross gaming revenue in the jurisdictions in which it operates, subject to applicable jurisdictional adjustments. These gaming taxes are an assessment on the Company’s gaming revenue and are recorded as an expense within the “Casino” line item in the accompanying Consolidated Statements of Operations and Comprehensive Loss. These taxes totaled $49.1 million, $41.8 million and $43.9 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Advertising Costs

The Company expenses advertising costs the first time the advertising takes place. Advertising costs are primarily included in general and administrative expenses. Total advertising costs were $16.7 million, $19.5 million and $16.3 million for the years ended December 31, 2013, 2012 and 2011, respectively.

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

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

service period. The Company uses the Black-Scholes valuation model to determine the estimated fair value for each option grant issued. The Black-Scholes determined fair value net of estimated forfeitures is amortized as compensation cost on a straight line basis over the service period.

Further information on the Company’s stock-based compensation arrangements is included in Note 10 “Benefit Plans—Stock-Based Compensation”.

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

In July 2012, the FASB issued an accounting standards update that is intended to simplify the guidance for testing the decline in the realizable value (impairment) of indefinite-lived intangible assets other than goodwill. The update allows for the consideration of qualitative factors in determining whether it is necessary to perform quantitative impairment tests. The effective date for this update is for the years and interim impairment tests performed for years beginning after September 15, 2012. The adoption of this guidance did not have a material effect on the Company’s financial statements.

3. Receivables, net

Receivables, net consisted of the following (amounts in thousands):

	As of December 31,
	2013	2012
Casino	$190,199	$190,528
Hotel	15,300	16,914
Retail leases and other	16,089	19,234

	221,588	226,676
Less: allowance for doubtful accounts	(52,854)	(64,281)

	$168,734	$162,395

4. Property and Equipment, net

Property and equipment, net consisted of the following (amounts in thousands):

	As of December 31,
	2013	2012
Land and improvements	$623,744	$622,942
Buildings and improvements	2,633,106	2,626,384
Airplane	44,364	44,364
Furniture, fixtures and equipment	1,368,014	1,336,661
Construction in progress	4,619	2,518

	4,673,847	4,632,869
Less: accumulated depreciation	(1,640,963)	(1,417,264)

	$3,032,884	$3,215,605

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Depreciation expense for the years ended December 31, 2013, 2012 and 2011 was $243.8 million, $246.4 million and $257.8 million, respectively.

5. Intangibles, net

Intangibles, net consisted of the following (amounts in thousands):

	Show Production Rights	Water Rights	Trademarks	Total Intangibles, Net
January 1, 2012	$2,934	$6,400	$1,399	$10,733
Amortization	(2,071)	—	—	(2,071)
Distribution to parent	—	(6,400)	—	(6,400)

December 31, 2012	863	—	1,399	2,262
Amortization	(863)	—	—	(863)

December 31, 2013	$—	$—	$1,399	$1,399

Show production rights represent the amounts paid to purchase the rights to present the “Le Rêve” production show. The Company completed amortization of show production rights of $0.9 million in the first half of 2013.

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

6. Long-Term Debt

Long-term debt consisted of the following (amounts in thousands):

	As of December 31,
	2013	2012
7 7/8% First Mortgage Notes, net of original issue discount of $7,384 at December 31, 2012	$—	$492,616
7 7/8% First Mortgage Notes, due May 1, 2020, net of original issue discount of $1,884 at December 31, 2013 and $2,102 at December 31, 2012	350,126	349,908
7 3/4% First Mortgage Notes, due August 15, 2020	1,320,000	1,320,000
5 3/8% First Mortgage Notes, due March 15, 2022	900,000	900,000
4 1/4% Senior Notes, due May 30, 2023	500,000	—
$42 million Note Payable due April 1, 2017; interest at LIBOR plus 1.25%	32,550	33,950
Payable to Affiliate	30,000	30,000

	3,132,676	3,126,474
Current portion of long-term debt	(1,050)	(1,050)

	$3,131,626	$3,125,424

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

On May 15, 2013, the Company, commenced a cash tender offer (the “tender offer”) for any and all of the outstanding $500 million aggregate principal amount of the 2017 Notes and a solicitation of consents to certain proposed amendments to the indenture (the “2017 Indenture”) governing the 2017 Notes.

The tender offer expired on May 21, 2013 and at the time of expiration, the Company received valid tenders with respect to approximately $274.7 million of the $500 million aggregate principal amount of the 2017 Notes outstanding. On May 22, 2013, note holders who validly tendered their 2017 Notes received the total consideration of $1,071.45 for each $1,000 principal amount of 2017 Notes, the premium portion of which totaled approximately $19.6 million. In accordance with accounting standards, the tender offer premium was expensed and is included in loss on extinguishment of debt in the accompanying Consolidated Statements of Operations and Comprehensive Loss. In addition, upon the tender offer completion, the Issuers entered into a supplemental indenture, which eliminated substantially all of the restrictive covenants and certain events of default from the 2017 Indenture.

Also in connection with this transaction, the Company expensed $6.7 million of unamortized debt issue costs and original issue discount related to the 2017 Notes and incurred other fees of approximately $0.3 million that are included in loss on extinguishment of debt in the accompanying Consolidated Statements of Operations and Comprehensive Loss.

On November 1, 2013, the Company redeemed the untendered 2017 Notes principal amount of $225.3 million. The redemption price was equal to 103.938% of the aggregate principal amount of the 2017 Notes plus accrued and unpaid interest on November 1, 2013. The total redemption fees paid were $8.9 million and the Company expensed $4.9 million of unamortized financing costs and original issue discount.

7 7/8% First Mortgage Notes due 2020

In April 2010, the Issuers issued, in a private offering, $382 million aggregate principal amount of 7 7/8% first mortgage notes due May 1, 2020 (the “7 7/8% 2020 Notes”) of which Wynn Resorts owns a face amount of $30 million. The 7 7/8% 2020 Notes were issued pursuant to an exchange offer for previously issued notes that

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

were to mature in December 2014. Interest is due on the 7 7/8% 2020 Notes on May 1st and November 1st of each year. Commencing May 1, 2015, the 7 7/8% 2020 Notes are redeemable at the Issuers’ option at a price equal to 103.938% of the principal amount redeemed and the premium over the principal amount declines ratably on May 1st of each year thereafter to zero on or after May 1, 2018. The 7 7/8% 2020 Notes are senior obligations of the Issuers and are unsecured (except by the Holdings pledge). The Issuers’ obligations under the 7 7/8% 2020 Notes rank pari passu in right of payment with the 7 3/4% 2020 Notes (as defined below), the 2022 Notes (as defined below) and the 2023 Notes (as defined below). The 7 7/8% 2020 Notes are not guaranteed by any of our subsidiaries. If the Issuers undergo a change of control, they must offer to repurchase the 7 7/8% 2020 Notes at 101% of the principal amount, plus accrued and unpaid interest. The indenture governing the 7 7/8% 2020 Notes contains customary negative covenants and financial covenants, including, but not limited to, covenants that restrict Wynn Las Vegas’s ability to: pay dividends or distributions or repurchase equity; incur additional debt; make investments; create liens on assets to secure debt; enter into transactions with affiliates; enter into sale-leaseback transactions; merge or consolidate with another company; transfer and sell assets or create dividend and other payment restrictions affecting subsidiaries.

7 3/4% First Mortgage Notes due 2020

In August 2010, the Issuers issued $1.32 billion aggregate principal amount of 7 3/4% first mortgage notes due August 15, 2020 (the “7 3/4% 2020 Notes”). The 7 3/4% 2020 Notes were issued at par. The 7 3/4% 2020 Notes refinanced a previous notes issue that was to mature in December 2014. Interest is due on the 7 3/4% 2020 Notes on February 15th and August 15th of each year. Commencing August 15, 2015, the 7 3/4% 2020 Notes are redeemable at the Issuers’ option at a price equal to 103.875% of the principal amount redeemed and the premium over the principal amount declines ratably on August 15th of each year thereafter to zero on or after August 15, 2018. The 7 3/4% 2020 Notes are senior obligations of the Issuers and are unsecured (except by the Holdings pledge). The Issuers’ obligations under the 7 3/4% 2020 Notes rank pari passu in right of payment with the 7 7/8% 2020 Notes, the 2022 Notes (as defined below) and the 2023 Notes (as defined below). The 7 3/4% 2020 Notes are not guaranteed by any of our subsidiaries. If the Issuers undergo a change of control, they must offer to repurchase the 7 3/4% 2020 Notes at 101% of the principal amount, plus accrued and unpaid interest. The indenture governing the 7 3/4% 2020 Notes contains customary negative covenants and financial covenants, including, but not limited to, covenants that restrict Wynn Las Vegas’s ability to: pay dividends or distributions or repurchase equity; incur additional debt; make investments; create liens on assets to secure debt; enter into transactions with affiliates; enter into sale-leaseback transactions; merge or consolidate with another company; transfer and sell assets or create dividend and other payment restrictions affecting subsidiaries.

5 3/8% First Mortgage Notes due 2022

In March 2012, the Issuers issued, in a private offering, $900 million aggregate principal amount of 5 3/8% first mortgage notes due 2022 (the “2022 Notes”). A portion of the proceeds were used to repay all amounts outstanding under the Wynn Las Vegas term loan facilities. In October 2012, the Issuers commenced an offer to exchange all of the 2022 Notes for notes registered under the Securities Act of 1933, as amended. The exchange offer closed on November 6, 2012. Interest is due on the 2022 Notes on March 15th and September 15th of each year. Commencing March 15, 2017, the 2022 Notes are redeemable at the Issuers’ option at a price equal to 102.688% of the principal amount redeemed and the premium over the principal amount declines ratably on March 15th of each year thereafter to zero on or after March 15, 2022. The 2022 Notes are senior obligations of the Issuers and are unsecured (except by the Holdings pledge). The Issuers’ obligations under the 2022 Notes rank pari passu in right of payment with the 7 7/8% 2020 Notes, the 7 3/4% 2020 Notes and the 2023 Notes (as defined below). The 2022 Notes are not guaranteed by any of our subsidiaries. If the Issuers undergo a change of control, they must offer to repurchase the 2022 Notes at 101% of the principal amount, plus accrued and unpaid interest. The indenture governing the 2022 Notes contains customary negative covenants and financial covenants,

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

including, but not limited to, covenants that restrict Wynn Las Vegas, LLC’s ability to: pay dividends or distributions or repurchase equity; incur additional debt; make investments; create liens on assets to secure debt; enter into transactions with affiliates; enter into sale-leaseback transactions; merge or consolidate with another company; transfer and sell assets or create dividend and other payment restrictions affecting subsidiaries.

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

4 1/4% Senior Notes due 2023

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

The 2023 Notes are the Issuers’ senior unsecured obligations and rank pari passu in right of payment with the Issuers’ outstanding 7 7/8% 2020 Notes, 7 3/4% 2020 Notes and the 2022 Notes and, together the (“Existing Notes”). The 2023 Notes are secured by a first priority pledge of the Company’s equity interests, the effectiveness of which is subject to the prior approval of the Nevada gaming authorities. The equity interests of the Company also secure the Existing Notes. If Wynn Resorts, Limited receives an investment grade rating from one or more ratings agencies, the first priority pledge securing the 2023 Notes will be released.

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

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Cross Claim

As described in Note 11—“Commitments and Contingencies”, Elaine Wynn has submitted a cross claim against Steve Wynn and Kazuo Okada in relation to ongoing litigation. The indentures for the Issuers 7 7/8% 2020 Notes, 7 3/4% 2020 Notes (the “2020 Indentures”) and the indenture for the Issuers 2023 Notes (the “2023 Indenture,” and, together with the 2020 Indentures, the “Indentures”) provide that if Stephen A. Wynn, together with certain related parties, in the aggregate beneficially owns a lesser percentage of the outstanding common stock of Wynn Resorts than are beneficially owned by any other person, a change of control will have occurred. If Elaine Wynn prevails in her cross claim, Stephen A. Wynn would not beneficially own or control Elaine Wynn’s shares and a change in control may result under the Company’s debt documents. Under the 2020 Indentures, the occurrence of a change of control requires that the Company make an offer to each holder to repurchase all or any part of such holder’s notes at a purchase price equal to 101% of the aggregate principal amount thereof plus accrued and unpaid interest on the notes purchased, if any, to the date of repurchase (unless the notes have been previously called for redemption). Under the 2023 Indenture, if a change of control occurs and within 60 days after that occurrence the 4 1/4% senior notes are rated below investment grade by both rating agencies that rate such notes, the Company is required to make an offer to each holder to repurchase all or any part of such holder’s notes at a purchase price equal to 101% of the aggregate principal amount thereof plus accrued and unpaid interest on the notes purchased, if any, to the date of repurchase (unless the notes have been previously called for redemption). Mr. Wynn is opposing Ms. Wynn’s cross claim.

$42 Million Note Payable for Aircraft

On March 30, 2007, World Travel, LLC, a subsidiary of Wynn Las Vegas, entered into a loan agreement with a principal balance of $42 million. The loan is guaranteed by Wynn Las Vegas, LLC and secured by a first

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

priority security interest in the Company’s aircraft. Principal payments of $350,000 plus interest are made quarterly with a balloon payment of $28 million due at maturity, April 1, 2017. Interest is calculated at 90-day LIBOR plus 125 basis points.

Credit Facilities

In March 2012, the Company entered into an eighth amendment (“Amendment No. 8”) to our Amended and Restated Credit Agreement, dated as of August 15, 2006 (as amended, the “Wynn Las Vegas Credit Agreement”). Amendment No. 8 amended the Wynn Las Vegas Credit Agreement to, among other things, permit the issuance of the 2022 Notes. Concurrently with the issuance of the 2022 Notes, the Company prepaid all term loans under the Wynn Las Vegas Credit Agreement, terminated all of its revolving credit commitments that were due to expire in 2013, and terminated all but $100 million of its revolving credit commitments expiring in 2015. In connection with this transaction, the Company expensed deferred financing fees of $4.8 million, all related to the Wynn Las Vegas term loan and revolving credit facilities.

In September 2012, the Company terminated the Wynn Las Vegas Credit Agreement. No loans were outstanding under the Wynn Las Vegas Credit Agreement at the time of termination. Prior to such termination, certain letters of credit in which lenders had participated pursuant to the Wynn Las Vegas Credit Agreement were reallocated to a separate, unsecured letter of credit facility provided by Deutsche Bank, A.G. Wynn Las Vegas did not incur any early termination penalties related to the termination.

In connection with the termination, the Company expensed $2.6 million of previously deferred financing costs and third party fees related to the Wynn Las Vegas Credit Agreement.

Fair Value of Long-term Debt

The estimated fair value of the Company’s long-term debt as of December 31, 2013 and 2012 was approximately $3.3 billion and $3.5 billion, respectively compared to its carrying value of $3.1 billion and $3.1 billion, respectively. The estimated fair value of the Company’s long-term debt is based on recent trades, if available and indicative pricing from market information (level 2 inputs).

Scheduled Maturities of Long-Term Debt

Scheduled maturities of long-term debt including the accretion of debt discounts of $1.9 million are as follows (amounts in thousands):

Years Ending December 31,
2014	$1,050
2015	1,400
2016	1,400
2017	28,700
2018	—
Thereafter	3,102,010

$3,134,560

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

8. Related Party Transactions, net

Amounts Due to Affiliates, net

As of December 31, 2013, the Company’s current due to affiliates, net was comprised of $6.7 million (including corporate allocations discussed below) and $3.5 million of construction related payables. The long-term due to affiliates is management fees of $170.1 million (equal to 1.5% of net revenues and payable upon meeting certain leverage ratios as specified in the documents governing the Company’s first mortgage notes indentures).

As of December 31, 2012, the Company’s current due to affiliates, net was comprised of $33.7 million including corporate allocations discussed below and $4.1 million of construction related payables. The long-term due to affiliates was management fees of $146.3 million (equal to 1.5% of net revenues and payable upon meeting certain leverage ratios as specified in the documents governing the Company’s first mortgage notes indentures).

The Company periodically settles amounts due to affiliates with cash receipts and payments, except for the management fee, which is payable upon meeting certain leverage ratios specified in the documents governing the first mortgage notes indentures.

Corporate Allocations

The accompanying Consolidated Statements of Operations and Comprehensive Loss include allocations from Wynn Resorts for legal, accounting, human resource, information services, real estate, and other corporate

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

support services. The corporate support service allocations have been determined on a basis that Wynn Resorts and the Company consider to be reasonable estimates of the utilization of service provided or the benefit received by the Company. Wynn Resorts maintains corporate offices at Wynn Las Vegas without charge from the Company. The Company settles these corporate allocation charges with Wynn Resorts on a periodic basis as discussed in “Amounts Due to Affiliates, net” above. During the years ended December 31, 2013, 2012 and 2011, $26.3 million, $26.2 million and $28.6 million, respectively, was charged to the Company for such corporate allocations.

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

Villa Lease

On March 18, 2010, Mr. Wynn and the Company entered into an Amended and Restated Agreement of Lease (the “Prior SW Lease”) for a villa to serve as Mr. Wynn’s personal residence. The Prior SW Lease amended and restated a previous lease. The Prior SW Lease was approved by the Audit Committee of the Board of Directors of the Company. The term of the Prior SW Lease commenced as of March 1, 2010 and ran concurrent with Mr. Wynn’s employment agreement with the Company; provided that either party could terminate on 90 days’ notice. Pursuant to the Prior SW Lease, the rental value of the villa was treated as imputed income to Mr. Wynn, and was equal to the fair market value of the accommodations provided. Effective March 1, 2010, and for the first two years of the term of the Prior SW Lease, the rental value was $503,831 per year. Effective March 1, 2012, the rental value was $440,000 per year.

On May 7, 2013, the Company entered into a 2013 Amended and Restated Agreement of Lease (the “Existing SW Lease”), effective December 29, 2012, to include an expansion of the villa and to adjust the rental value accordingly to $525,000 per year based on the current fair market value as established by the Audit Committee of the Company with the assistance of an independent third-party appraisal.

On November 7, 2013, Mr. Wynn and the Company entered into a 2013 Second Amended and Restated Agreement of Lease (the “New SW Lease”) amending and restating the Existing SW Lease, effective as of November 5, 2013. The New SW Lease was approved by the Audit Committee of the Board of Directors of Wynn Resorts. Pursuant to the New SW Lease, effective as of November 5, 2013 and ending on February 28, 2015, Mr. Wynn will pay the Company annual rent for the villa of $525,000, which amount was determined to be the fair market value of the accommodations based on a third-party appraisal and which is consistent with the rental value under the Existing SW Lease. In addition, pursuant to the New SW Lease, the Company pays for all capital improvements to the villa and will reimburse Mr. Wynn for all amounts he previously paid the Company for capital improvements to the villa in 2012 and 2013. The rental value for the villa will be re-determined every two years during the term of the New SW Lease by the Audit Committee. Certain services for, and maintenance of, the villa are included in the rental.

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

9. Property Charges and Other

Property charges and other for the years ended December 31, 2013, 2012 and 2011, were $12.2 million, $29.6 million and $16.6 million, respectively. In response to the Company’s evaluation of its resort and the reactions of its guests, the Company makes enhancements and refinements to the resort. Costs relating to assets retired as a result of these enhancement and remodel efforts have been expensed as property charges.

Property charges and other for the year ended December 31, 2013 included fees associated with the termination of a contract, miscellaneous renovations and abandonments at our resort and entertainment development costs.

Property charges and other for the year ended December 31, 2012 include a remodel of one of our restaurants, charges associated with the termination of a show that ended its run in November 2012, and miscellaneous renovations and abandonments at our resort.

Property charges and other for the year ended December 31, 2011 include the write off of certain off-site golf memberships, miscellaneous renovations and abandonments, including modifications of the Encore retail esplanade, closure of a nightclub and the write off of certain costs related to a show that ended its run in April 2011.

10. Benefit Plans

Employee Savings Plan

Wynn Resorts established a retirement savings plan under Section 401(k) of the Internal Revenue Code covering its non-union employees in July 2000. The plan allows employees to defer, within prescribed limits, a percentage of their income on a pre-tax basis through contributions to this plan. On April 30, 2013, the Company announced a 401(k) plan match for the 2013 plan year. For the 2013 plan year, the Company matched 50% of

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

employee contributions, up to 6% of their paychecks, with a one-time annual matching cap of $500 per employee. The company expensed $1.2 million related to this match as of December 31, 2013. The Company suspended matching contributions to this plan effective March 2009 and no amounts were expensed during the years ended December 31, 2012, 2011.

Multi-employer pension plan

Wynn Las Vegas contributes to a multi-employer defined benefit pension plan for certain of its union employees under the terms of the Southern Nevada Culinary and Bartenders Union collective-bargaining agreement. The collective-bargaining agreement that covers these union-represented employees expires in 2016. The legal name of the multi-employer pension plan is the Southern Nevada Culinary and Bartenders Pension Plan (the “Plan”) (EIN: 88-6016617 Plan Number: 001). The Company recorded an expense of $9 million, $8.6 million and $7.6 million for contributions to the Plan for the years ended December 31, 2013, 2012 and 2011, respectively. For the 2012 plan year, the most recent for which plan data is available, the Company’s contributions were identified by the Plan to exceed 5% of total contributions for that year. Based on the information we received from the Plan, it was certified to be in neither endangered nor critical status for the 2012 plan year. Risks of participating in a multi-employer plan differs from single-employer plans for the following reasons: (1) assets contributed to a multi-employer plan by one employer may be used to provide benefits to employees of other participating employers; (2) if a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers; and (3) if a participating employer stops participating, it may be required to pay those plans an amount based on the underfunded status of the plan, referred to as a withdrawal liability.

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

The total compensation cost relating both to stock options and nonvested stock for the years ended December 31, 2013, 2012 and 2011 is allocated as follows (amounts in thousands):

	Years Ended December 31,
	2013	2012	2011
Casino	$1,302	$3,047	$4,165
Rooms	853	243	293
Food and beverage	1,202	178	429
Entertainment, retail and other	477	43	24
General and administrative	2,563	1,780	2,526

Total stock-based compensation expense	$6,397	$5,291	$7,437

11. Commitments and Contingencies

Leases and other arrangements

The Company is the lessor under several retail leases and has entered into license and distribution agreements for additional retail outlets. The Company also is a party to joint venture agreements for the operation of one other retail outlet and the Ferrari and Maserati automobile dealership at Wynn Las Vegas.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following represents the future minimum rentals to be received under the operating leases (amounts in thousands):

Years Ending December 31,
2014	$4,712
2015	5,580
2016	5,472
2017	4,841
2018	3,356
Thereafter	17,220

$41,181

In addition, the Company is the lessee under leases for certain land, buildings and office equipment. At December 31, 2013, the Company was obligated under non-cancellable operating leases, to make future minimum lease payments as follows (amounts in thousands):

Years Ending December 31,
2014	$2,831
2015	2,226
2016	1,333
2017	138
2018	138
Thereafter	2,357

$9,023

Rent expense for the years ended December 31, 2013, 2012 and 2011 was $16.7 million, $17.1 million and $16.2 million, respectively.

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

Letters of Credit

As of December 31, 2013, the Company had unsecured outstanding letters of credit of $16.7 million.

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

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Matters Related to Wynn Resorts, Limited

Determination of Unsuitability and Redemption of Aruze USA, Inc. and Affiliates

On February 18, 2012, Wynn Resorts’ Gaming Compliance Committee concluded an investigation after receiving an independent report by Freeh, Sporkin & Sullivan, LLP (the “Freeh Report”) detailing a pattern of misconduct by Aruze USA, Inc. (at the time a stockholder of Wynn Resorts), Universal Entertainment Corporation, Aruze USA, Inc.’s parent company, and Kazuo Okada, (the majority shareholder of Universal Entertainment Corporation and a former member of the Board of Directors of Wynn Resorts and Wynn Macau, Limited). The factual record presented in the Freeh Report included evidence that the Okada Parties had provided valuable items to certain foreign gaming officials who were responsible for regulating gaming in a jurisdiction in which entities controlled by Mr. Okada were developing a gaming resort. Mr. Okada has denied the impropriety of such conduct to members of the Board of Directors of Wynn Resorts and while serving as one of Wynn Resorts directors Mr. Okada refused to acknowledge or abide by Wynn Resorts’ anti-bribery policies and refused to participate in the training all other directors have received concerning these policies.

Based on the Freeh Report, the Board of Directors of Wynn Resorts determined that the Okada Parties are “unsuitable persons” under Article VII of the Wynn Resorts’ articles of incorporation. The Board of Directors was unanimous (other than Mr. Okada) in its determination. After authorizing the redemption of the Aruze shares, as discussed below, the Board of Directors took certain actions to protect Wynn Resorts and its operations from any influence of an unsuitable person, including placing limitations on the provision of certain operating information to unsuitable persons and formation of an Executive Committee of the Board to manage the business and affairs of Wynn Resorts during the period between each annual meeting. The Charter of the Executive Committee provides that “Unsuitable Persons” are not permitted to serve on the Committee. All members of the Board, other than Mr. Okada, were appointed to the Executive Committee on February 18, 2012. The Board of Directors also requested that Mr. Okada resign as a director of Wynn Resorts (under Nevada corporation law, a board of directors does not have the power to remove a director) and recommended that Mr. Okada be removed as a member of the Board of Directors of Wynn Macau, Limited. In addition, on February 18, 2012, Mr. Okada was removed from the Board of Directors of Wynn Las Vegas Capital Corp., an indirect wholly owned subsidiary of Wynn Resorts. On February 24, 2012, Mr. Okada was removed from the Board of Directors of Wynn Macau, Limited and on February 22, 2013, he was removed from the Board of Directors of Wynn Resorts by a stockholder vote in which 99.6% of the over 86 million shares voted were cast in favor of removal. Additionally, Mr. Okada resigned from the Board of Directors of Wynn Resorts on February 21, 2013. Although Wynn Resorts has retained the structure of the Executive Committee, the Board has resumed its past role in managing the business and affairs of Wynn Resorts.

Based on the Board of Directors’ finding of “unsuitability,” on February 18, 2012, Wynn Resorts redeemed and cancelled Aruze USA, Inc.’s 24,549,222 shares of Wynn Resorts’ common stock. Following a finding of “unsuitability,” Article VII of Wynn Resorts’ articles of incorporation authorizes redemption at “fair value” of the shares held by unsuitable persons. Wynn Resorts engaged an independent financial advisor to assist in the fair value calculation and concluded that a discount to the then current trading price was appropriate because of, among other things, restrictions on most of the shares held by Aruze USA, Inc. under the terms of the Stockholders Agreement (as defined below). Pursuant to its articles of incorporation, Wynn Resorts issued the Redemption Note to Aruze USA, Inc. in redemption of the shares. The Redemption Note has a principal amount of $1.94 billion, matures on February 18, 2022 and bears interest at the rate of 2% per annum, payable annually in arrears on each anniversary of the date of the Redemption Note. Wynn Resorts may, in its sole and absolute discretion, at any time and from time to time, and without penalty or premium, prepay the whole or any portion of the principal or interest due under the Redemption Note. In no instance shall any payment obligation under the

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Redemption Note be accelerated except in the sole and absolute discretion of Wynn Resorts or as specifically mandated by law. The indebtedness evidenced by the Redemption Note is and shall be subordinated in right of payment, to the extent and in the manner provided in the Redemption Note, to the prior payment in full of all existing and future obligations of Wynn Resorts or any of its affiliates in respect of indebtedness for borrowed money of any kind or nature.

Wynn Resorts provided the Freeh Report to appropriate regulators and law enforcement agencies and has been cooperating with related investigations that such regulators and agencies have undertaken. The conduct of the Okada Parties and any resulting regulatory investigations could have adverse consequences to Wynn Resorts and its subsidiaries. A finding by regulatory authorities that Mr. Okada violated anti-corruption statutes and/or other laws or regulations applicable to persons affiliated with a gaming licensee on Wynn Resorts property and/or otherwise involved Wynn Resorts in criminal or civil violations could result in actions by regulatory authorities against Wynn Resorts and its subsidiaries.

Redemption Action and Counterclaim

On February 19, 2012, Wynn Resorts filed a complaint in the Eighth Judicial District Court, Clark County, Nevada against the Okada Parties (as amended, the “Complaint”), alleging breaches of fiduciary duty and related claims (the “Redemption Action”) arising from the activities addressed in the Freeh Report. Wynn Resorts is seeking compensatory and special damages as well as a declaration that it acted lawfully and in full compliance with its articles of incorporation, bylaws and other governing documents in redeeming and cancelling the shares of Aruze USA, Inc.

On March 12, 2012, the Okada Parties removed the action to the United States District Court for the District of Nevada (the action was subsequently remanded to Nevada state court). On that same date, the Okada Parties filed an answer denying the claims and a counterclaim (as amended, the “Counterclaim”) that purports to assert claims against Wynn Resorts, each of the members of the Wynn Resorts’ Board of Directors (other than Mr. Okada) and Wynn Resorts’ General Counsel (the “Wynn Parties”). The Counterclaim alleges, among other things: (1) that the shares of Wynn Resorts common stock owned by Aruze USA, Inc. were exempt from the redemption-for-unsuitability provisions in the Wynn Resorts articles of incorporation (the “Articles”) pursuant to certain agreements executed in 2002; (2) that the Wynn Resorts directors who authorized the redemption of Aruze USA, Inc.’s shares acted at the direction of Stephen A. Wynn and did not independently and objectively evaluate the Okada Parties’ suitability, and by so doing, breached their fiduciary duties; (3) that the Wynn Resorts directors violated the terms of the Wynn Resorts Articles by failing to pay Aruze USA, Inc. fair value for the redeemed shares; and (4) that the terms of the Redemption Note that Aruze USA, Inc. received in exchange for the redeemed shares, including the Redemption Note’s principal amount, duration, interest rate, and subordinated status, were unconscionable. Among other relief, the Counterclaim seeks a declaration that the redemption of Aruze USA, Inc.’s shares was void, an injunction restoring Aruze USA, Inc.’s share ownership, damages in an unspecified amount and rescission of the Amended and Restated Stockholders Agreement, dated as of January 6, 2010, by and among Aruze USA, Inc., Stephen A. Wynn, and Elaine Wynn (the “Stockholders Agreement”).

On June 19, 2012, Elaine Wynn responded to the Counterclaim and asserted a cross claim against Steve Wynn and Kazuo Okada seeking a declaration that (1) any and all of Elaine Wynn’s duties under the Stockholders Agreement be discharged; (2) the Stockholders Agreement is subject to rescission and is rescinded; (3) the Stockholders Agreement is an unreasonable restraint on alienation in violation of public policy; and/or (4) the restrictions on sale of shares shall be construed as inapplicable to Elaine Wynn. Mr. Wynn filed his answer to Elaine Wynn’s cross claim on September 24, 2012. The Indentures for the Issuers provide that if

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stephen A. Wynn, together with certain related parties, in the aggregate beneficially owns a lesser percentage of the outstanding common stock of Wynn Resorts than are beneficially owned by any other person, a change of control will have occurred. If Elaine Wynn prevails in her cross claim, Stephen A. Wynn would not beneficially own or control Elaine Wynn’s shares and a change in control may result under the Company’s debt documents. Under the 2020 Indentures, the occurrence of a change of control requires that the Company make an offer to each holder to repurchase all or any part of such holder’s notes at a purchase price equal to 101% of the aggregate principal amount thereof plus accrued and unpaid interest on the notes purchased, if any, to the date of repurchase (unless the notes have been previously called for redemption). Under the 2023 Indenture, if a change of control occurs and within 60 days after that occurrence the 4 1/4% senior notes are rated below investment grade by both rating agencies that rate such notes, the Company is required to make an offer to each holder to repurchase all or any part of such holder’s notes at a purchase price equal to 101% of the aggregate principal amount thereof plus accrued and unpaid interest on the notes purchased, if any, to the date of repurchase (unless the notes have been previously called for redemption). Mr. Wynn is opposing Ms. Wynn’s cross claim.

Wynn Resorts’ Complaint and the Okada Parties’ Counterclaim have been, and continue to be, challenged through motion practice. At a hearing held on November 13, 2012, the Nevada state court granted the Wynn Parties’ motion to dismiss the Counterclaim with respect to the Okada Parties’ claim under the Nevada Racketeer Influenced and Corrupt Organizations Act with respect to certain Wynn Resorts executives but otherwise denied the motion. At a hearing held on January 15, 2013, the court denied the Okada Parties’ motion to dismiss Wynn Resorts’ Complaint. On April 22, 2013, Wynn Resorts filed a second amended complaint. On August 30, 2013, the Okada Parties filed their third amended Counterclaim. On September 18, 2013, Wynn Resorts filed a Partial Motion to Dismiss related to a claim in the third amended Counterclaim alleging civil extortion by Mr. Wynn and Wynn Resorts’ General Counsel. On October 29, 2013, the court granted the motion and dismissed the claim. On November 26, 2013, the Okada Parties filed their fourth amended Counterclaim, and Wynn Resorts filed an answer to that pleading on December 16, 2013. The parties had been engaged in discovery at the time the court entered the Stay (defined and discussed below). Therefore, although the court previously set a timetable for all discovery, pre-trial and trial deadlines, with a five-week jury trial scheduled to commence in April 2014, this schedule will necessarily change due to the Stay.

On February 13, 2013, the Okada Parties filed a motion in the Nevada state court asking the court to establish an escrow account (specifically, they asked the court to establish a “disputed ownership fund,” as defined in a federal tax regulation (“DOF”) to hold the Redemption Note as well as the redeemed shares themselves (although those shares were previously cancelled in February 2012), until the resolution of the Redemption Action and Counterclaim. The Okada Parties subsequently filed reply papers in further support of their motion, in which they narrowed the relief they were seeking, specifically by withdrawing their request that the redeemed shares be placed into the escrow account. On April 17, 2013, the court entered an order granting the Okada Parties’ motion in part as to the narrowed relief outlined in their reply papers. Among other things, the court’s order directed the Okada Parties to establish an escrow account with a third party (without making any ruling as to whether such an account would satisfy the requirements of a DOF) to hold interest payments tendered by Wynn Resorts on the Redemption Note. Per the court’s order, Wynn Resorts is to have no responsibility for fees or costs of the account, and will receive a full release and indemnity related to the account. On February 14, 2013 and February 13, 2014, Wynn Resorts issued checks to Aruze USA, Inc. in the amount of $38.7 million, representing the interest payments due on the Redemption Note at those times. However, as of the date of this report, the checks remain uncashed. The parties engaged in discussions regarding the terms of the escrow agreement contemplated by the court’s order. However, the Okada Parties recently advised of their intent to deposit any checks for interest and principal, past and future, due under the terms of the Redemption Note to the Clerk of the Court for deposit into the Clerk’s Trust Account.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On April 8, 2013, the United States Attorney’s Office and the U.S. Department of Justice filed a Motion to Intervene and for Temporary and Partial Stay of Discovery in the Redemption Action. The motion stated that the federal government has been conducting a criminal investigation of the Okada Parties involving the “same underlying allegations of misconduct—that is, potential violations of the Foreign Corrupt Practice Act and related fraudulent conduct—that form the basis of” Wynn Resorts’ complaint, as amended, in the Redemption Action. The motion sought to stay all discovery in the Redemption Action related to the Okada Parties’ allegedly unlawful activities in connection with their casino project in the Philippines until the conclusion of the criminal investigation and any resulting criminal prosecution, with an interim status update to the court in six months. At a hearing on May 2, 2013, the court granted the motion and ordered that all discovery in the Redemption Action be stayed for a period of six months (the “Stay”). On May 30, 2013, Elaine Wynn filed a motion for partial relief from the Stay, to allow her to conduct limited discovery related to her cross and counterclaims. The Wynn Parties opposed the motion so as to not interfere with the United States government’s investigation. At a hearing on August 1, 2013, the court denied the motion. On October 29, 2013, the United States Attorney’s Office and the U.S. Department of Justice filed a Motion to Extend the Stay for a period of six months, expiring May 2, 2014. At a hearing on October 31, 2013, the court granted the requested extension based upon an affidavit provided under seal that outlined, among other things, concerns for witness safety. The court did, however, order the parties to exchange written discovery propounded prior to May 2, 2013, including discovery related to the Elaine Wynn cross and counterclaims referred to above.

Subject to the Stay, Wynn Resorts will continue to vigorously pursue its claims against the Okada Parties, and Wynn Resorts and the Wynn Parties will continue to vigorously defend against the counterclaims asserted against them. Wynn Resorts’ claims and the Okada Parties’ counterclaims remain in an early stage and management has determined that based on proceedings to date, it is currently unable to determine the probability of the outcome of this matter or the range of reasonably possible loss, if any. An adverse judgment or settlement involving payment of a material amount could cause a material adverse effect on Wynn Resorts’ financial condition.

Litigation Commenced by Kazuo Okada

Japan Action:

On August 28, 2012, Mr. Okada, Universal Entertainment Corporation and Okada Holdings (“Okada Japan Parties”) filed a complaint in Tokyo District Court against Wynn Resorts, all members of the Board of Directors (other than Mr. Okada) and Wynn Resorts’ General Counsel (the “Wynn Parties”), alleging that the press release issued by Wynn Resorts with respect to the redemption has damaged plaintiffs’ social evaluation and credibility. The Okada Japan Parties seek damages and legal fees from the Wynn Parties. After asking the Okada Japan Parties to clarify the allegations in their complaint, the Wynn Parties objected to the jurisdiction of the Japanese court. On April 30, 2013, the Wynn Parties filed a memorandum in support of their jurisdictional position. On October 21, 2013, the court dismissed the action on jurisdictional grounds. On November 1, 2013, the Okada Japan Parties filed an appeal moving the matter to the Tokyo High Court. An informal hearing on the matter has been scheduled for February 27, 2014.

Indemnification Action:

On March 20, 2013, Mr. Okada filed a complaint against Wynn Resorts in Nevada state court for indemnification under Wynn Resorts Articles, bylaws and agreements with its directors. The complaint seeks advancement of Mr. Okada’s costs and expenses (including attorney’s fees) incurred pursuant to the various legal proceedings and related regulatory investigations described above. Wynn Resorts believes there is no basis for the relief requested in the complaint and intends to vigorously defend against this matter. Wynn Resorts’ answer

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and counterclaim was filed on April 15, 2013. The counterclaim names each of the Okada Parties as defendants and seeks indemnification under Wynn Resorts’ Articles for costs and expenses (including attorney’s fees) incurred pursuant to the various legal proceedings and related regulatory investigations described above. On April 30, 2013, Mr. Okada filed his reply to the counterclaim.

On June 14, 2013, Mr. Okada filed a motion for partial summary judgment that he was entitled to advancement of his expenses incurred in the various proceedings and investigations. Mr. Okada also filed a special motion to dismiss, arguing that Wynn Resorts’ counterclaims seek to infringe upon Mr. Okada’s right to petition the court, and constitute a strategic lawsuit against public policy. Wynn Resorts’ counterclaims seek only to enforce Wynn Resorts’ contractual right to indemnity under Article VII, Section 4 of Wynn Resorts’ Articles. At a hearing on August 1, 2013, the court denied both motions and provided for limited discovery (i.e., discovery that does not implicate any of the issues subject to the Stay entered in the Redemption Action). On August 2, 2013, the court stayed discovery in the indemnification action related to the government investigations (consistent with the Stay in the Redemption Action), and ordered that all other discovery be conducted within ninety (90) days.

On August 22, 2013, Wynn Resorts noticed Mr. Okada’s deposition for September 16, 2013. Mr. Okada filed a motion for protective order seeking to vacate his deposition, arguing that he did not have any information relevant to his claims for advancement of fees and/or indemnity that he asserted against Wynn Resorts . On October 18, 2013, after a full briefing by the parties, the court denied Mr. Okada’s motion and entered an order stating that Mr. Okada’s deposition testimony is relevant to the claims he asserted against Wynn Resorts , that Mr. Okada may not designate someone else to testify on his behalf, and that Wynn Resorts may sequence discovery in the action as it chooses. On February 4, 2014, the court entered an order on the parties’ stipulation that: (1) dismissed Okada’s claims asserted against Wynn Resorts in that action (i.e., all Okada’s claims that relate to advancement); (2) reserved Okada’s right to assert, in the future, any claims for indemnity following the resolution of the Redemption Action; and (3) stayed the claims asserted by Wynn Resorts against Okada in that action pending the resolution of the Redemption Action.

Management has determined that based on proceedings to date, it is currently unable to determine the probability of the outcome of these actions or the range of reasonably possible loss, if any.

Related Investigations and Derivative Litigation

Investigations:

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

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Derivative Claims:

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

The Federal Plaintiffs filed a consolidated complaint on August 6, 2012, asserting claims for: (1) breach of fiduciary duty; (2) waste of corporate assets; (3) injunctive relief; and (4) unjust enrichment. The claims are against Wynn Resorts and all of Wynn Resorts’ directors, including Mr. Okada, however, the plaintiffs voluntarily dismissed Mr. Okada as a defendant in this consolidated action on September 27, 2012. The Federal Plaintiffs claim that the individual defendants breached their fiduciary duties and wasted assets by: (a) failing to ensure Wynn Resorts’ officers and directors complied with federal and state laws and Wynn Resorts’ Code of Conduct; (b) voting to allow Wynn Resorts’ subsidiary to make the donation to the University of Macau; and (c) redeeming Aruze USA, Inc.’s stock such that Wynn Resorts incurs the debt associated with the redemption. The Federal Plaintiffs seek unspecified compensatory damages, restitution in the form of disgorgement, reformation of corporate governance procedures, an injunction against all future payments related to the donation/pledge, and all fees (attorneys, accountants, and experts) and costs. The directors responded to the consolidated complaint by filing a motion to dismiss on September 14, 2012. On February 1, 2013, the federal court dismissed the complaint for failure to plead adequately the futility of a pre-suit demand on the Board. The dismissal was without prejudice to the Federal Plaintiffs’ ability to file a motion within 30 days seeking leave to file an amended complaint. On April 9, 2013, the Federal Plaintiffs filed their amended complaint. Wynn Resorts and the directors filed their motion to dismiss the amended complaint on May 23, 2013. The Federal Plaintiffs filed their opposition on July 8, 2013, and Wynn Resorts and directors filed their reply on August 8, 2013. The court has not yet ruled on this motion.

The two state court actions brought by the following plaintiffs have also been consolidated: (1) IBEW Local 98 Pension Fund and (2) Danny Hinson (collectively, the “State Plaintiffs”). Through a coordination of efforts by all parties, the directors and Wynn Resorts (a nominal defendant) have been served in all of the actions. The State Plaintiffs filed a consolidated complaint on July 20, 2012 asserting claims for (1) breach of fiduciary duty; (2) abuse of control; (3) gross mismanagement; and (4) unjust enrichment. The claims are against Wynn Resorts and all of Wynn Resorts’ directors, including Mr. Okada, as well as Wynn Resorts’ Chief Financial Officer, who signs financial disclosures filed with the SEC. The State Plaintiffs claim that the individual defendants failed to disclose to Wynn Resorts’ stockholders the investigation into, and the dispute with director Okada as well as the alleged potential violations of the FCPA related to, the University of Macau Development Foundation donation. The State Plaintiffs seek unspecified monetary damages (compensatory and punitive), disgorgement, reformation of corporate governance procedures, an order directing Wynn Resorts to internally investigate the donation, as well as attorneys’ fees and costs. On October 13, 2012, the court entered the parties’ stipulation providing for a stay of the state derivative action for 90 days, subject to the parties’ obligation to monitor the progress of the pending litigation, discussed above, between Wynn Resorts (among others) and Mr. Okada (among others). Per the stipulation, Wynn Resorts and the individual defendants were not required to respond to the consolidated complaint while the stay remained in effect. Following the expiration of the stay, the State Plaintiffs advised Wynn Resorts and the individual defendants that they intended to resume the action by filing an amended complaint, which they did, on April 26, 2013. Wynn Resorts and directors filed their motion to dismiss on June 10, 2013. However, on July 31, 2013, the parties agreed to a stipulation that was submitted to, and approved by the court. The stipulation contemplates a stay of the consolidated state court derivative action of equal

WYNN LAS VEGAS, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

duration as the Stay entered by the court in the Redemption Action. On February 5, 2014, the court entered a new stipulation between the parties that provides for a further stay of the state derivative action and directs the parties, within 30 days of the conclusion of the stay in the Redemption Action, to discuss how the state derivative action should proceed and to file a joint report with the court.

The individual defendants are vigorously defending against the claims pleaded against them in these derivative actions. We are unable to predict the outcome of these litigations at this time. Management has determined that based on proceedings to date, it is currently unable to determine the probability of the outcome of these actions or the range of reasonably possible loss, if any.

12. Member’s Equity

During the year ended December 31, 2012, the Company distributed to Wynn Resorts, Limited, the Wynn Las Vegas golf course and the related water rights valued at $94 million, and $700 million in cash.

13. Quarterly Financial Information (Unaudited)

The following table presents selected quarterly financial information for 2013 and 2012 (amounts in thousands):

	Years Ended December 31, 2013
	First	Second	Third	Fourth	Year
Net revenues	$386,839	$401,541	$392,729	$400,179	$1,581,288
Operating income	40,419	49,551	29,099	47,981	167,050
Net loss	(16,361)	(33,408)	(27,309)	(19,205)	(96,283)

	Years Ended December 31, 2012
	First	Second	Third	Fourth	Year
Net revenues	$363,147	$345,717	$388,096	$390,646	$1,487,606
Operating income	20,426	3,538	12,314	37,749	74,027
Net loss	(35,430)	(53,200)	(46,142)	(19,724)	(154,496)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a)        Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2013, the Company’s disclosure controls and procedures are effective, at the reasonable assurance level, in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely discussions regarding required disclosure.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (“COSO”) in Internal Control-Integrated Framework.

Based on our assessment, management believes that, as of December 31, 2013, the Company’s internal control over financial reporting was effective.

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

Item 14. Principal Accountant Fees and Services

The following table shows the fees paid or accrued by us for audit and other services provided by our auditors, Ernst & Young LLP, during each of the years ended December 31, 2013 and 2012:

	Aggregate Fees
Category	2013	2012
Audit fees	$270,210	$307,174
Audit-related fees	$—	$—
Tax fees	$238,786	$200,000
All other fees	$—	$—

“Audit fees” includes the aggregate fees billed by our principal auditors for professional services rendered for the audit of our consolidated financial statements for the years ended December 31, 2013 and 2012. “Audit fees” also includes amounts billed for services provided in connection with debt offerings in 2013 and 2012. “Tax fees” include amounts billed for domestic tax planning.

All of the principal accounting fees and services were pre-approved by the Audit Committee in 2013 and 2012. The Audit Committee pre-approves services either by: (1) approving a request from management to engage our principal auditors for a specific project at a specific fee or rate or (2) by pre-approving certain types of services that would comprise the fees within each of the above categories at our principal auditors usual and customary rates.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)1. The following consolidated financial statements of the Company are filed as part of this report under Item 8—“Financial Statements and Supplemental Data”.

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of December 31, 2013 and 2012

•	Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2013, 2012 and 2011

•	Consolidated Statements of Member’s Equity (Deficit) for the years ended December 31, 2013, 2012 and 2011

•	Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011

•	Notes to Consolidated Financial Statements

(a)2. Financial Statement Schedules

•	Schedule II—Valuation and Qualifying Accounts

We have omitted all other financial statement schedules because they are not required or are not applicable, or the required information is shown in the consolidated financial statements or notes to the consolidated financial statements.

SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS

(amounts in thousands)

Description	Balance at January 1, 2013	Provisions for Doubtful Accounts	Write-offs, Net of Recoveries	Balance at December 31, 2013
Allowance for doubtful accounts	$64,281	7,534	(18,961)	$52,854

Description	Balance at January 1, 2012	Provisions for Doubtful Accounts	Write-offs, Net of Recoveries	Balance at December 31, 2012
Allowance for doubtful accounts	$56,777	18,306	(10,802)	$64,281

Description	Balance at January 1, 2011	Provisions for Doubtful Accounts	Write-offs, Net of Recoveries	Balance at December 31, 2011
Allowance for doubtful accounts	$44,306	20,332	(7,861)	$56,777

(a)3. Exhibits

Exhibits that are not filed herewith have been previously filed with the SEC and are incorporated herein by reference.

EXHIBIT INDEX

Exhibit No.	Description

3.1	Second Amended and Restated Articles of Organization of Wynn Las Vegas, LLC. (1)

3.2	Second Amended and Restated Operating Agreement of Wynn Las Vegas, LLC. (1)

3.3	First Amended and Restated Articles of Incorporation of Wynn Las Vegas Capital Corp. (1)

3.4	Certificate of Amendment of the Articles of Incorporation of Wynn Las Vegas Capital Corp. (1)

3.5	First Amended and Restated Bylaws of Wynn Las Vegas Capital Corp. (1)

3.6	First Amendment to the First Amended and Restated Bylaws of Wynn Las Vegas Capital Corp. (1)

3.7	Second Amendment to the First Amended and Restated Bylaws of Wynn Las Vegas Capital Corp. (1)

3.8	Articles of Organization of Kevyn, LLC. (10)

3.9	Operating Agreement of Kevyn, LLC. (10)

3.10	Amended and Restated Articles of Organization of Wynn Golf, LLC. (1)

3.11	First Amended and Restated Operating Agreement of Wynn Golf, LLC. (1)

3.12	Second Amended and Restated Articles of Organization of Las Vegas Jet, LLC. (1)

3.13	Second Amended and Restated Operating Agreement of Las Vegas Jet, LLC. (1)

3.14	Articles of Organization of Wynn Sunrise, LLC. (1)

3.15	First Amended and Restated Operating Agreement of Wynn Sunrise, LLC. (1)

3.16	Second Amended and Restated Articles of Organization of World Travel, LLC. (1)

3.17	Second Amended and Restated Operating Agreement of World Travel, LLC. (1)

3.18	First Amended and Restated Articles of Organization of Wynn Show Performers, LLC. (1)

3.19	First Amended and Restated Operating Agreement of Wynn Show Performers, LLC. (1)

4.1	Indenture, dated as of October 19, 2009, among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., the Guarantors set forth therein and U.S. Bank National Association, as trustee. (11)

4.2	Indenture, dated as of April 28, 2010, by and among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., the Guarantors set forth therein and U.S. Bank National Association, as trustee. (13)

4.3	Indenture, dated as of August 4, 2010, among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., the Guarantors named therein and U.S. Bank National Association, as trustee. (14)

4.4	Indenture, dated as of March 12, 2012, by and among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., the Guarantors set forth therein and U.S. Bank National Association, as trustee. (16)

4.5	Third Supplemental Indenture, dated August 4, 2010, among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., the Guarantors name therein and U.S. Bank National Association, as trustee. (14)

4.6	Indenture, dated May 22, 2013, among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., the Guarantors named therein and the U.S. Bank National Association. (21)

Exhibit No.	Description

4.7	Supplemental Indenture, dated May 22, 2013, among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., the Guarantors named therein and the U.S. Bank National Association. (21)

10.1	Amended and Restated Master Disbursement Agreement, dated as of October 25, 2007, by and among Wynn Las Vegas, LLC, Deutsche Bank Trust Company Americas, as the initial Bank Agent, and Deutsche Bank Trust Company America, as the initial Disbursement Agent. (9)

10.2	First Amendment to Amended and Restated Master Disbursement Agreement, dated as of October 31, 2007, by and among Wynn Las Vegas, LLC, Deutsche Bank Trust Company Americas, as the initial Bank Agent, and Deutsche Bank Trust Company America, as the initial Disbursement Agent. (7)

10.3	Second Amendment to Amended and Restated Master Disbursement Agreement, dated as of November 6, 2007, by and among Wynn Las Vegas, LLC, Deutsche Bank Trust Company Americas, as the Bank Agent, and Deutsche Bank Trust Company Americas, as the Disbursement Agent. (8)

10.4	Third Amendment to Amended and Restated Master Disbursement Agreement, dated October 19, 2009, by and among Wynn Las Vegas, LLC, Deutsche Bank Trust Company Americas, as the Bank Agent, and Deutsche Bank Trust Company Americas, as the Disbursement Agent. (11)

10.5	Fourth Amendment to Amended and Restated Master Disbursement Agreement, dated April 28, 2010, by and among Wynn Las Vegas, LLC, Deutsche Bank Trust Company Americas, as the Bank Agent, and Deutsche Bank Trust Company Americas, as the Disbursement Agent. (13)

10.6	Fifth Amendment to Amended and Restated Master Disbursement Agreement, dated August 4, 2010, by and among Wynn Las Vegas, LLC, Deutsche Bank Trust Company Americas, as the Bank Agent, and Deutsche Bank Trust Company Americas, as the Disbursement Agent. (19)

10.7	Sixth Amendment to Amended and Restated Master Disbursement Agreement, dated March 12, 2012, by and among Wynn Las Vegas, LLC, Deutsche Bank Trust Company Americas, as the Bank Agent, and Deutsche Bank Trust Company Americas, as the Disbursement Agent. (16)

10.8	Promissory Note and Agreement, dated May 24, 2005, by Wells Fargo Northwest, National Association, not in its individual capacity but solely as owner trustee, and World Travel, LLC; and accepted and agreed to by Bank of America, N.A., as lender and Wells Fargo Bank, National Association, not in its individual capacity but solely as collateral agent. (5)

10.9	Promissory Note and Agreement, dated May 24, 2005, by Wells Fargo Northwest, National Association, not in its individual capacity but solely as owner trustee, and World Travel, LLC; and accepted and agreed to by The CIT Group / Equipment Financing, Inc., as lender and Wells Fargo Bank, National Association, not in its individual capacity but solely as collateral agent. (5)

10.10	Aircraft Security Agreement, dated May 24, 2005, between Wells Fargo Northwest, National Association, not in its individual capacity but solely as owner trustee, World Travel, LLC and Wells Fargo Bank, National Association, not in its individual capacity but solely as collateral agent. (5)

10.11	Guaranty, dated May 24, 2005, by Wynn Las Vegas, LLC in favor of The CIT Group / Equipment Financing, Inc., Bank of America, N.A. and Wells Fargo Bank, National Association, not in its individual capacity but solely as collateral agent. (5)

10.12	Agreement of Termination, dated June 30, 2005, by and between Stephen A. Wynn and Wynn Las Vegas, LLC. (6)

10.13	Fifth Amended and Restated Art Rental and Licensing Agreement, dated as of July 1, 2007, between Stephen A. Wynn, as lessor, Wynn Gallery, LLC, as lessee. (15)

10.14	Sixth Amended and Restated Art Rental and Licensing Agreement, dated as of July 1, 2012 between Stephen A. Wynn, as lessor, Wynn Las Vegas, LLC, as lessee. (18)

Exhibit No.	Description

10.15	Completion Guaranty, dated December 14, 2004, by Wynn Completion Guarantor, LLC in favor of Deutsche Bank Trust Company Americas, as the Bank Agent, and U.S. Bank National Association, as Indenture Trustee. (3)

10.16	Purchase Agreement, dated October 25, 2002, by and among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp. and Stephen A. Wynn. (2)

10.17	Purchase Agreement, dated October 25, 2002, by and among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp. and Aruze USA, Inc. (2)

10.18	Acknowledgement and Agreement, dated as of September 1, 2004, among Wynn Las Vegas, LLC, Wells Fargo Bank, National Association and the lenders named therein. (4)

10.19	Management Fees Subordination Agreement, dated as of December 14, 2004, by Wynn Resorts, Limited, Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., and those subsidiaries of Wynn Las Vegas, LLC listed on Exhibit A hereto in favor of Deutsche Bank Trust Company Americas, as administrative agent, and U.S. Bank National Association, as trustee. (3)

10.20	Management Agreement, made as of December 14, 2004, by and among Wynn Las Vegas, LLC, Wynn Show Performers, LLC, Wynn Las Vegas Capital Corp., Wynn Golf, LLC, World Travel, LLC, Las Vegas Jet, LLC, Wynn Sunrise, LLC, and Wynn Resorts, Limited. (3)

10.21	Intellectual Property License Agreement, dated as of December 14, 2004, by and among Wynn Resorts Holdings, Wynn Resorts, Limited and Wynn Las Vegas, LLC. (3)

10.22	Agreement of Lease, dated as of March 17, 2010, by and between Wynn Las Vegas, LLC and Elaine P. Wynn.(12)

10.23	Amended and Restated Agreement of Lease made as of March 18, 2010, by and between Wynn Las Vegas and Stephen A. Wynn.(12)

10.24	First Amendment to Amended and Restated Agreement of Lease, dated as of April 9, 2012, by and between Wynn Las Vegas, LLC and Stephen A. Wynn. (17)

10.24.1	2013 Amended and Restated Agreement of Lease, dated as of May 7, 2013, by and between Wynn Las Vegas, LLC and Stephen A. Wynn. (20)

10.24.2	2013 Second Amended and Restated Agreement of Lease, dated as of November 7, 2013, by and between Wynn Las Vegas, LLC and Stephen A. Wynn. (22)

10.25	Registration Rights Agreement, dated as of March 12, 2012, by and among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp, Wynn Show Performers, LLC, Wynn Golf, LLC, Las Vegas Jet, LLC, World Travel, LLC, Wynn Sunrise, LLC, Kevyn, LLC, Deutsche Bank Securities Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities LLC. (16)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (23)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (23)

32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (23)

101	The following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on February 28, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2013, 2012 and 2011, (ii) the Consolidated Balance Sheets at December 31, 2013 and 2012, (iii) the Consolidated Statements of Member’s Equity (Deficit) at December 31, 2013, 2012 and 2011, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011, and (iv) Notes to Consolidated Financial Statements. (23)

(1)	Previously filed with the Registration Statement on Form S-4 (File No. 333-124052) filed by the registrant on April 13, 2005.
(2)	Incorporated by reference from the Current Report on Form 8-K filed by Wynn Resorts on November 18, 2002.
(3)	Incorporated by reference from the Annual Report on Form 10-K filed by Wynn Resorts on March 15, 2005.
(4)	Incorporated by reference from the Current Report on Form 8-K filed by Wynn Resorts on September 8, 2004.
(5)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on May 25, 2005.
(6)	Incorporated by reference from the Periodic Report on form 10-Q filed by Wynn Resorts, Limited on August 3, 2005.
(7)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on November 1, 2007.
(8)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on November 13, 2007.
(9)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on October 31, 2007.
(10)	Incorporated by reference from the Annual Report on Form 10-K filed by the Registrant on February 22, 2008.
(11)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on October 20, 2009.
(12)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on March 19, 2010.
(13)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on April 28, 2010.
(14)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on August 5, 2010.
(15)	Incorporated by reference from the Annual Report on Form 10-K filed by the Registrant on March 1, 2011.
(16)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on March 13, 2012.
(17)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on April 12, 2012.
(18)	Incorporated by reference from the Quarterly Report on Form 10-Q filed by the Registrant on November 9, 2012.
(19)	Incorporated by reference from the Annual Report on Form 10-K filed by the Registrant on March 1, 2013.
(20)	Incorporated by reference from the Quarterly Report on Form 10-Q filed by the Registrant on May 10, 2013.
(21)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on May 22, 2013.
(22)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on November 14, 2013.
(23)	Filed herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 28, 2014	WYNN LAS VEGAS, LLC

	By	/s/ Maurice Wooden
Maurice Wooden
President
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Stephen A. Wynn Stephen A. Wynn	Chairman of the Board	February 28, 2014

/s/ John Hagenbuch John Hagenbuch	Director	February 28, 2014

/s/ Ray R. Irani Dr. Ray R. Irani	Director	February 28, 2014

/s/ Robert J. Miller Robert J. Miller	Director	February 28, 2014

/s/ Alvin V. Shoemaker Alvin V. Shoemaker	Director	February 28, 2014

/s/ J. Edward Virtue J. Edward Virtue	Director	February 28, 2014

/s/ D. Boone Wayson D. Boone Wayson	Director	February 28, 2014

/s/ Elaine P. Wynn Elaine P. Wynn	Director	February 28, 2014

/s/ Maurice Wooden Maurice Wooden	President (Principal Executive Officer)	February 28, 2014

/s/ Scott Peterson Scott Peterson	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2014