Form 10-Q
period 2014-03-31
WYNN LAS VEGAS LLC
filed 2014-05-09
CIK 1180638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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
Wynn Resorts Holdings, LLC owns all of the membership interests of the Registrant as of May 9, 2014.

The Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES
FORM 10-Q

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
WYNN LAS VEGAS, LLC AND SUBSIDIARIES
(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31, 2014	December 31, 2013
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$214,367	$231,156
Receivables, net	144,914	168,734
Inventories	47,629	49,326
Due from affiliates, net	10,396	—
Prepaid expenses and other	27,218	28,422
Total current assets	444,524	477,638
Property and equipment, net	3,003,534	3,032,884
Intangible assets, net	1,399	1,399
Deferred financing costs, net	34,297	35,445
Deposits and other assets	28,103	25,502
Investment in unconsolidated affiliates	3,874	3,780
Total assets	$3,515,731	$3,576,648
LIABILITIES AND MEMBER’S DEFICIT
Current liabilities:
Accounts payable	$39,159	$39,188
Current portion of long-term debt	1,050	1,050
Customer deposits	77,481	98,915
Gaming taxes payable	16,340	15,505
Accrued compensation and benefits	50,537	48,706
Accrued interest	34,364	59,316
Other accrued liabilities	21,523	21,308
Due to affiliates, net	—	10,155
Total current liabilities	240,454	294,143
Long-term debt	3,119,334	3,131,626
Due to affiliates, net	175,785	170,066
Other long-term liabilities	3,598	3,614
Total liabilities	3,539,171	3,599,449
Commitments and contingencies (Note 8)
Member’s deficit:
Contributed capital	1,199,558	1,198,532
Accumulated deficit	(1,222,998)	(1,221,333)
Total member’s deficit	(23,440)	(22,801)
Total liabilities and member’s deficit	$3,515,731	$3,576,648

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES
(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2014	2013
Operating revenues:
Casino	$155,279	$176,251
Rooms	103,072	91,545
Food and beverage	115,015	115,449
Entertainment, retail and other	54,282	49,693
Gross revenues	427,648	432,938
Less: promotional allowances	(46,519)	(46,099)
Net revenues	381,129	386,839
Operating costs and expenses:
Casino	80,488	83,768
Rooms	34,186	32,219
Food and beverage	70,560	69,874
Entertainment, retail and other	33,479	28,111
General and administrative	59,287	59,057
Provision for doubtful accounts	2,152	3,232
Management fees	5,719	5,795
Depreciation and amortization	43,990	61,610
Property charges and other	(246)	2,754
Total operating costs and expenses	329,615	346,420
Operating income	51,514	40,419
Other income (expense):
Interest income and other	8	28
Interest expense	(51,752)	(56,757)
Loss on extinguishment of debt	(1,529)	—
Equity in income (loss) from unconsolidated affiliates	94	(51)
Other income (expense), net	(53,179)	(56,780)
Net loss	(1,665)	(16,361)
Other comprehensive income	—	—
Total comprehensive loss	$(1,665)	$(16,361)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES
(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(1,665)	$(16,361)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	43,990	61,610
Stock-based compensation expense	1,026	2,227
Amortization and write-off of deferred financing costs and other	1,240	2,175
Loss on extinguishment of debt	1,529	—
Provision for doubtful accounts	2,152	3,232
Property charges and other	(226)	465
Equity in income of unconsolidated affiliates, net of distributions	(94)	395
Increase (decrease) in cash from changes in:
Receivables, net	21,668	1,620
Inventories and prepaid expenses and other	2,901	(2,358)
Accounts payable and accrued expenses	(45,419)	(40,075)
Due (to) from affiliates, net	(1,444)	10,127
Net cash provided by operating activities	25,658	23,057
Cash flows from investing activities:
Capital expenditures, net of construction payables and retention	(13,002)	(8,946)
Deposits and purchase of other assets	(3,626)	(2,175)
Due (to) from affiliates, net	(12,518)	10,268
Proceeds from sale of assets	430	186
Net cash used in investing activities	(28,716)	(667)
Cash flows from financing activities:
Principal payments on long-term debt	(350)	(350)
Repurchase of first mortgage notes	(12,000)	—
Payments of financing costs	(1,381)	—
Net cash used in financing activities	(13,731)	(350)
Cash and cash equivalents:
(Decrease) increase in cash and cash equivalents	(16,789)	22,040
Balance, beginning of period	231,156	148,415
Balance, end of period	$214,367	$170,455

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES
(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 - Organization and Basis of Presentation

Organization

Wynn Las Vegas, LLC, a Nevada limited liability company, was organized primarily to construct and operate Wynn Las Vegas | Encore (“Wynn Las Vegas”), a fully integrated destination casino resort on the “Strip” in Las Vegas, Nevada. Unless the context otherwise requires, all references herein to the “Company” refer to Wynn Las Vegas, LLC, a Nevada limited liability company and its consolidated subsidiaries. The sole member of the Company is Wynn Resorts Holdings, LLC (“Holdings”). The sole member of Holdings is Wynn Resorts, Limited (“Wynn Resorts”).

Wynn Las Vegas Capital Corp. (“Wynn Capital”) is a wholly owned subsidiary of the Company organized solely for the purpose of obtaining financing for Wynn Las Vegas. Wynn Capital is authorized to issue 2,000 shares of common stock, par value $0.01. At March 31, 2014, the Company owned the one share that was issued and outstanding. Wynn Capital has neither any significant net assets nor has had any operating activity. Its sole function is to serve as the co-issuer of the mortgage notes. Wynn Las Vegas, LLC and Wynn Capital together are hereinafter referred to as the “Issuers”.

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results for the interim periods have been made. The results for the three months ended March 31, 2014 are not necessarily indicative of results to be expected for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Note 2 - Summary of Significant Accounting Policies

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

Cash and Cash Equivalents

Cash and cash equivalents are comprised of highly liquid investments with original maturities of three months or less. Cash equivalents are carried at cost, which approximates fair value.

Accounts Receivable and Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of casino accounts receivable. The Company issues credit in the form of “markers” to approved casino customers following investigations of creditworthiness. As of March 31, 2014 and December 31, 2013, approximately 78% and 82%, respectively of the Company’s markers were due from customers residing outside the United States, primarily in Asia. Business or economic conditions or other significant events in these countries could affect the collectability of such receivables.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

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

 The retail value of accommodations, food and beverage, and other services furnished to guests without charge is included in gross revenues, such amounts are then deducted as promotional allowances. The estimated cost of providing such promotional allowances is primarily included in casino expenses as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Rooms	$8,162	$9,427
Food and beverage	17,058	15,436
Entertainment, retail and other	3,062	3,051
	$28,282	$27,914

Gaming Taxes

The Company is subject to taxes based on gross gaming revenue in the jurisdictions in which it operates, subject to applicable jurisdictional adjustments. These gaming taxes are an assessment on the Company’s gaming revenue and are recorded as casino expense in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss. These taxes totaled $11.1 million and $12.5 million for the three months ended March 31, 2014 and 2013, respectively.

Stock-Based Compensation

The Company accounts for stock-based compensation related to equity shares of Wynn Resorts granted to its employees by recognizing the costs of the employee services received in exchange for the equity award instrument based on the grant date fair value of the awards over the service period. For the three months ended March 31, 2014 and 2013, the Company recorded $1.0 million and $2.2 million, respectively, in share-based compensation with a corresponding credit to contributed capital.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES
(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 3 - Receivables, net

Receivables, net consisted of the following (in thousands):

	March 31, 2014	December 31, 2013
Casino	$153,129	$190,199
Hotel	17,622	15,300
Retail leases and other	20,644	16,089
	191,395	221,588
Less: allowance for doubtful accounts	(46,481)	(52,854)
	$144,914	$168,734
Note 4 - Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	March 31, 2014	December 31, 2013
Land and improvements	$624,005	$623,744
Buildings and improvements	2,632,796	2,633,106
Airplane	44,364	44,364
Furniture, fixtures and equipment	1,370,883	1,368,014
Construction in progress	5,778	4,619
	4,677,826	4,673,847
Less: accumulated depreciation	(1,674,292)	(1,640,963)
	$3,003,534	$3,032,884
Note 5 - Long-Term Debt

Long-term debt consisted of the following (in thousands):

	March 31, 2014	December 31, 2013
7 7/8% First Mortgage Notes, due May 1, 2020, net of original issue discount of $1,826 at March 31, 2014 and $1,884 at December 31, 2013	$350,184	$350,126
7 3/4% First Mortgage Notes, due August 15, 2020	1,308,000	1,320,000
5 3/8% First Mortgage Notes, due March 15, 2022	900,000	900,000
4 1/4% Senior Notes, due May 30, 2023	500,000	500,000
$42 million Note Payable due April 1, 2017; interest at LIBOR plus 1.25%	32,200	32,550
Payable to Affiliate	30,000	30,000
	3,120,384	3,132,676
Current portion of long-term debt	(1,050)	(1,050)
	$3,119,334	$3,131,626

7 3/4% Wynn Las Vegas First Mortgage Notes due 2020

During the first quarter of 2014, the Company repurchased and canceled $12.0 million in principal plus interest of its 7 3/4% first mortgage notes due 2020 through the open market.  The Company incurred $1.5 million in expenses associated primarily with the premium paid in repurchase and unamortized deferred financing costs included in loss on extinguishment of debt in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES
(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Debt Covenant Compliance

As of March 31, 2014, management believes the Company was in compliance with all debt covenants.

Fair Value of Long Term Debt

The estimated fair value of the Company's long-term debt as of March 31, 2014 and December 31, 2013 was approximately $3.3 billion and $3.3 billion, respectively compared to its carrying value of $3.1 billion and $3.1 billion, respectively. The estimated fair value of the Company's long-term debt is based on recent trades, if available, and indicative pricing from market information (level 2 inputs).

Note 6 - Related Party Transactions

Amounts Due to Affiliates, net

As of March 31, 2014, the Company’s current due from affiliates, net of $10.4 million was comprised of $11.7 million including corporate allocations discussed below offset by $1.3 million of construction related payables. The long-term due to affiliates, net is management fees of $175.8 million (equal to 1.5% of net revenues and payable upon meeting certain leverage ratios as specified in the documents governing the Company’s first mortgage notes indentures).

As of December 31, 2013, the Company’s current due to affiliates, net of $10.2 million was comprised of $6.7 million including corporate allocations discussed below and $3.4 million of construction related payables. The long-term due to affiliates, net was management fees of $170.1 million.

The Company periodically settles amounts due affiliates with cash receipts and payments, except for the management fee, which is payable upon meeting certain leverage ratios specified in the documents governing the first mortgage notes indentures.

Corporate Allocations

The accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss include allocations from Wynn Resorts for legal, accounting, human resources, information services, real estate, and other corporate support services. The corporate support service allocations have been determined on a basis that Wynn Resorts and the Company consider to be reasonable estimates of the utilization of service provided or the benefit received by the Company. Wynn Resorts maintains corporate offices at Wynn Las Vegas without charge from the Company. The Company settles these corporate allocation charges with Wynn Resorts on a periodic basis as discussed in “Amounts Due to Affiliates, net” above. For the three months ended March 31, 2014 and 2013, $5.6 million and $6.2 million, respectively, were charged to the Company for such corporate allocations.

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

Villa Lease

Mr. Wynn currently leases from the Company a villa which serves as Mr. Wynn’s personal residence.  The restated lease agreement and amendments (“SW Lease”) were approved by the Audit Committee of the Board of Directors of Wynn Resorts.  Pursuant to the SW Lease, Mr. Wynn pays the Company annual rent for the villa of $525,000, which amount was determined to be the fair market value of the accommodations based on a third-party appraisal.  In addition, pursuant to the SW Lease, the Company pays for all capital improvements to the villa.  The rental value for the villa will be re-determined every two years during the term of the SW Lease by the Audit Committee, with the current rent rate effective through February 28, 2015.  Certain services for, and maintenance of, the villa are included in the annual rent.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES
(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The “Wynn” Surname Rights Agreement

On August 6, 2004, Holdings entered into agreements with Mr. Wynn that confirm and clarify Holdings' rights to use the “Wynn” name and Mr. Wynn’s persona in connection with its casino resorts. Under the parties’ Surname Rights Agreement, Mr. Wynn granted Holdings an exclusive, fully paid-up, perpetual, worldwide license to use, and to own and register trademarks and service marks incorporating the “Wynn” name for casino resorts and related businesses, together with the right to sublicense the name and marks to its affiliates. Under the parties’ Rights of Publicity License, Mr. Wynn granted Holdings the exclusive, royalty-free, worldwide right to use his full name, persona and related rights of publicity for casino resorts and related businesses, together with the ability to sublicense the persona and publicity rights to its affiliates, until October 24, 2017. Holdings has sub-licensed rights to the “Wynn” name, persona and marks to the Company.

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

Note 7 - Property Charges and Other

Property charges and other resulted in a gain of $0.2 million primarily from the sale of assets for the three months ended March 31, 2014 compared to $2.8 million in property charges for the three months ended March 31, 2013 from miscellaneous renovations and abandonments at our resort.

Note 8 - Commitments and Contingencies

Litigation

The Company and its affiliates are involved in litigation in addition to the actions noted below arising in the normal course of business. In the opinion of management, such litigation and claims is not expected to have a material effect on the Company’s financial condition, results of operations or cash flows.

Determination of Unsuitability and Redemption of Aruze USA, Inc. and Affiliates

On February 18, 2012, Wynn Resorts’ Gaming Compliance Committee received an independent report by Freeh, Sporkin & Sullivan, LLP (the “Freeh Report”) detailing a pattern of misconduct by Aruze USA, Inc. (at the time a stockholder of Wynn Resorts), Universal Entertainment Corporation (Aruze USA, Inc.’s parent company), and Kazuo Okada (the majority shareholder of Universal Entertainment Corporation and a former member of the Board of Directors of Wynn Resorts and Wynn Macau, Limited) (collectively, the "Okada Parties"). The factual record presented in the Freeh Report included evidence that the Okada Parties had provided valuable items to certain foreign gaming officials who were responsible for regulating gaming in a jurisdiction in which entities controlled by Mr. Okada were developing a gaming resort. Mr. Okada denied the impropriety of such conduct to members of the Board of Directors of Wynn Resorts and while, serving as one of Wynn Resorts directors, Mr. Okada refused to acknowledge or abide by Wynn Resorts’ anti-bribery policies and refused to participate in the training all other directors received concerning these policies.

Based on the Freeh Report, the Board of Directors of Wynn Resorts determined that the Okada Parties are “unsuitable persons” under Article VII of Wynn Resorts’ articles of incorporation. The Board of Directors was unanimous (other than Mr. Okada) in its determination. After authorizing the redemption of the Aruze shares, as discussed below, the Board of Directors took certain actions to protect Wynn Resorts and its operations from any influence of an unsuitable person, including placing limitations on the provision of certain operating information to unsuitable persons and formation of an Executive Committee of the Board to manage the business and affairs of Wynn Resorts during the period between each annual meeting. The Charter of the Executive Committee provides that “Unsuitable Persons” are not permitted to serve on the Committee. All members of the Board, other than Mr. Okada, were appointed to the Executive Committee on February 18, 2012. The Board of

WYNN LAS VEGAS, LLC AND SUBSIDIARIES
(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Directors also requested that Mr. Okada resign as a director of Wynn Resorts (under Nevada corporation law, a board of directors does not have the power to remove a director) and recommended that Mr. Okada be removed as a member of the Board of Directors of Wynn Macau, Limited. On February 18, 2012, Mr. Okada was removed from the Board of Directors of Wynn Capital. On February 24, 2012, Mr. Okada was removed from the Board of Directors of Wynn Macau, Limited and on February 22, 2013, he was removed from the Board of Directors of Wynn Resorts by a stockholder vote in which 99.6% of the over 86 million shares voted were cast in favor of removal. Mr. Okada resigned from the Board of Directors of Wynn Resorts on February 21, 2013. Although Wynn Resorts has retained the structure of the Executive Committee, the Board has resumed its past role in managing the business and affairs of Wynn Resorts.

Based on the Board of Directors’ finding of “unsuitability,” on February 18, 2012, Wynn Resorts redeemed and canceled Aruze USA, Inc.’s 24,549,222 shares of Wynn Resorts’ common stock. Following a finding of “unsuitability,” Article VII of Wynn Resorts’ articles of incorporation authorizes redemption at “fair value” of the shares held by unsuitable persons. Wynn Resorts engaged an independent financial adviser to assist in the fair value calculation and concluded that a discount to the then current trading price was appropriate because of, among other things, restrictions on most of the shares held by Aruze USA, Inc. under the terms of the Stockholders Agreement (as defined below). Pursuant to its articles of incorporation, Wynn Resorts issued the Redemption Note to Aruze USA, Inc. in redemption of the shares. The Redemption Note has a principal amount of $1.94 billion, matures on February 18, 2022, and bears interest at the rate of 2% per annum, payable annually in arrears on each anniversary of the date of the Redemption Note. Wynn Resorts may, in its sole and absolute discretion, at any time and from time to time, and without penalty or premium, prepay the whole or any portion of the principal or interest due under the Redemption Note. In no instance shall any payment obligation under the Redemption Note be accelerated except in the sole and absolute discretion of Wynn Resorts or as specifically mandated by law. The indebtedness evidenced by the Redemption Note is and shall be subordinated in right of payment, to the extent and in the manner provided in the Redemption Note, to the prior payment in full of all existing and future obligations of Wynn Resorts or any of its affiliates in respect of indebtedness for borrowed money of any kind or nature.

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

Redemption Action and Counterclaim

On February 19, 2012, Wynn Resorts filed a complaint in the Eighth Judicial District Court, Clark County, Nevada against the Okada Parties (as amended, the “Complaint”), alleging breaches of fiduciary duty and related claims (the “Redemption Action”) arising from the activities addressed in the Freeh Report. Wynn Resorts is seeking compensatory and special damages as well as a declaration that it acted lawfully and in full compliance with its articles of incorporation, bylaws and other governing documents in redeeming and canceling the shares of Aruze USA, Inc.

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

WYNN LAS VEGAS, LLC AND SUBSIDIARIES
(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

On June 19, 2012, Elaine Wynn asserted a cross claim against Stephen A. Wynn and Aruze USA, Inc. seeking a declaration that (1) any and all of Elaine Wynn’s duties under the Stockholders Agreement be discharged; (2) the Stockholders Agreement is subject to rescission and is rescinded; (3) the Stockholders Agreement is an unreasonable restraint on alienation in violation of public policy; and/or (4) the restrictions on sale of shares shall be construed as inapplicable to Elaine Wynn. The indentures for Wynn Las Vegas, LLC's 7 7/8% first mortgage notes due 2020, 7 3/4% first mortgage notes due 2020 (together, the "2020 Indentures") and the indenture for Wynn Las Vegas, LLC's 4 1/4% Senior Notes due 2023 (the "2023 Indenture," and, together with the 2020 Indentures, the "Indentures") provide that if Stephen A. Wynn, together with certain related parties, in the aggregate beneficially owns a lesser percentage of the outstanding common stock of Wynn Resorts than are beneficially owned by any other person, a change of control will have occurred. The indentures for Wynn Las Vegas, LLC's 5 3/8% first mortgage notes due 2022 (the "2022 Indenture") provides that if any event constitutes a "change of control" under the 2020 Indentures, it will constitute a change of control under the 2022 Indenture. If Elaine Wynn prevails in her cross claim, Stephen A. Wynn would not beneficially own or control Elaine Wynn’s shares and a change in control may result under the Company’s debt documents. Under the 2020 Indentures and the 2022 Indenture, the occurrence of a change of control requires that Wynn Resorts make an offer to each holder to repurchase all or any part of such holder’s notes at a purchase price equal to 101% of the aggregate principal amount thereof plus accrued and unpaid interest on the notes purchased, if any, to the date of repurchase (unless the notes have been previously called for redemption). Under the 2023 Indenture, if a change of control occurs and within 60 days after that occurrence the 4 1/4% Senior Notes due 2023 are rated below investment grade by both rating agencies that rate such notes, Wynn Resorts is required to make an offer to each holder to repurchase all or any part of such holder’s notes at a purchase price equal to 101% of the aggregate principal amount thereof plus accrued and unpaid interest on the notes purchased, if any, to the date of repurchase (unless the notes have been previously called for redemption). Mr. Wynn is opposing Ms. Wynn’s cross claim.

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

On each of February 14, 2013, and February 13, 2014, Wynn Resorts issued a check to Aruze USA, Inc. in the amount of $38.7 million, representing the interest payments due on the Redemption Note at those times. However, those checks were not cashed. The parties engaged in discussions regarding the terms of an escrow agreement, in accordance with a prior court order. However, in February 2014, the Okada Parties advised of their intent to deposit any checks for interest and principal, past and future, due under the terms of the Redemption Note to the Clerk of the Court for deposit into the Clerk’s Trust Account. On March 17, 2014, the parties stipulated that the checks be returned to Wynn Resorts for reissue in the same amounts, payable to the Clerk of the Court for deposit into the Clerk's Trust Account. Pursuant to the stipulation, on March 20, 2014, Wynn Resorts delivered to the Clerk of the Court the reissued checks for deposit into the Clerk's Trust Account and filed a Notice with the Court with respect to the same.

On April 8, 2013, the United States Attorney’s Office and the U.S. Department of Justice filed a Motion to Intervene and for Temporary and Partial Stay of Discovery in the Redemption Action. The parties have been engaged in discovery at the time of the filing. The motion stated that the federal government has been conducting a criminal investigation of the Okada Parties involving the “same underlying allegations of misconduct-that is, potential violations of the Foreign Corrupt Practice Act and related fraudulent conduct-that form the basis of” Wynn Resorts’ complaint, as amended, in the Redemption Action. The motion sought to stay all discovery in the Redemption Action related to the Okada Parties’ allegedly unlawful activities in connection with their casino project in the Philippines until the conclusion of the criminal investigation and any resulting criminal prosecution, with an interim status update to the court in six months. At a hearing on May 2, 2013, the court granted the motion and ordered that all discovery in the Redemption Action be stayed for a period of six months (the “Stay”). On May 30, 2013, Elaine Wynn filed a motion for partial relief from the Stay, to allow her to conduct limited discovery related to her cross and counterclaims. The Wynn Parties opposed the motion so as to not interfere with the United States government’s investigation. At a hearing on August 1, 2013, the court denied the motion. On October 29, 2013, the United States Attorney’s Office and the U.S. Department of Justice filed a Motion to Extend the Stay for a further period of six months. At a hearing on October 31,

WYNN LAS VEGAS, LLC AND SUBSIDIARIES
(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

2013, the court granted the requested extension based upon an affidavit provided under seal that outlined, among other things, concerns for witness safety. The court did, however, order the parties to exchange written discovery propounded prior to May 2, 2013, including discovery related to the Elaine Wynn cross and counterclaims referred to above. The extended Stay expired on May 5, 2014. On April 29, 2014, the United States Attorney's Office and the U.S. Department of Justice filed a Motion for a Second Extension of Temporary Stay of Discovery for a further six months. At a hearing on May 1, 2014, the court denied the motion.

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

Litigation Commenced by Kazuo Okada

Japan Action:

On August 28, 2012, Mr. Okada, Universal Entertainment Corporation and Okada Holdings (“Okada Japan Parties”) filed a complaint in Tokyo District Court against Wynn Resorts, all members of the Board of Directors (other than Mr. Okada) and Wynn Resorts’ General Counsel (the “Wynn Parties”), alleging that the press release issued by Wynn Resorts with respect to the redemption has damaged plaintiffs’ social evaluation and credibility. The Okada Japan Parties seek damages and legal fees from the Wynn Parties. After asking the Okada Japan Parties to clarify the allegations in their complaint, the Wynn Parties objected to the jurisdiction of the Japanese court. On April 30, 2013, the Wynn Parties filed a memorandum in support of their jurisdictional position. On October 21, 2013, the court dismissed the action on jurisdictional grounds. On November 1, 2013, the Okada Japan Parties filed an appeal moving the matter to the Tokyo High Court. On April 24, 2014, a hearing took place, with a decision on the appeal expected in June 2014.

Indemnification Action:

On March 20, 2013, Mr. Okada filed a complaint against Wynn Resorts in Nevada state court for indemnification under Wynn Resorts' Articles, bylaws and agreements with its directors. The complaint sought advancement of Mr. Okada’s costs and expenses (including attorney’s fees) incurred pursuant to the various legal proceedings and related regulatory investigations described above. Wynn Resorts’ answer and counterclaim was filed on April 15, 2013. The counterclaim named each of the Okada Parties as defendants and sought indemnification under Wynn Resorts’ Articles for costs and expenses (including attorney’s fees) incurred pursuant to the various legal proceedings and related regulatory investigations described above. On April 30, 2013, Mr. Okada filed his reply to the counterclaim. On February 4, 2014, the court entered an order on the parties’ stipulation that: (1) dismissed all claims Mr. Okada asserted against Wynn Resorts; (2) reserved Mr. Okada’s right to assert, in the future, any claims for indemnity following the resolution of the Redemption Action; and (3) stayed the claims asserted by Wynn Resorts against Mr. Okada pending the resolution of the Redemption Action.

Management has determined that based on proceedings to date, it is currently unable to determine the probability of the outcome of this action or the range of reasonably possible loss, if any.

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

Other regulators may pursue separate investigations into Wynn Resorts’ compliance with applicable laws arising from the allegations in the matters described above and in response to the Counterclaim and other litigation filed by Mr. Okada

WYNN LAS VEGAS, LLC AND SUBSIDIARIES
(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

suggesting improprieties in connection with Wynn Resorts’ donation to the University of Macau. While Wynn Resorts believes that it is in full compliance with all applicable laws, any such investigations could result in actions by regulators against Wynn Resorts. Prior investigations by the Nevada Gaming Control Board and SEC were closed with no actions taken.

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

The Federal Plaintiffs filed a consolidated complaint on August 6, 2012, asserting claims for: (1) breach of fiduciary duty; (2) waste of corporate assets; (3) injunctive relief; and (4) unjust enrichment. The claims were against Wynn Resorts and all of Wynn Resorts’ directors, including Mr. Okada, however, the plaintiffs voluntarily dismissed Mr. Okada as a defendant in this consolidated action on September 27, 2012. The Federal Plaintiffs claimed that the individual defendants breached their fiduciary duties and wasted assets by: (a) failing to ensure Wynn Resorts’ officers and directors complied with federal and state laws and Wynn Resorts’ Code of Conduct; (b) voting to allow Wynn Resorts’ subsidiary to make the donation to the University of Macau; and (c) redeeming Aruze USA, Inc.’s stock such that Wynn Resorts incurs the debt associated with the redemption. The Federal Plaintiffs seek unspecified compensatory damages, restitution in the form of disgorgement, reformation of corporate governance procedures, an injunction against all future payments related to the donation/pledge, and all fees (attorneys, accountants, and experts) and costs. The directors responded to the consolidated complaint by filing a motion to dismiss on September 14, 2012. On February 1, 2013, the federal court dismissed the complaint for failure to plead adequately the futility of a pre-suit demand on the Board. The dismissal was without prejudice to the Federal Plaintiffs’ ability to file a motion within 30 days seeking leave to file an amended complaint. On April 9, 2013, the Federal Plaintiffs filed their amended complaint. Wynn Resorts and the directors filed their motion to dismiss the amended complaint on May 23, 2013. On March 13, 2014, the federal court granted the motion to dismiss and entered judgment in favor of Wynn Resorts and directors and against the Federal Plaintiffs without prejudice. On April 10, 2014, the Federal plaintiff's filed a notice of appeal to the United States Court of Appeals for the Ninth Circuit.

The two state court actions brought by the following plaintiffs have also been consolidated: (1) IBEW Local 98 Pension Fund and (2) Danny Hinson (collectively, the “State Plaintiffs”). Through a coordination of efforts by all parties, the directors and Wynn Resorts (a nominal defendant) have been served in all of the actions. The State Plaintiffs filed a consolidated complaint on July 20, 2012 asserting claims for (1) breach of fiduciary duty; (2) abuse of control; (3) gross mismanagement; and (4) unjust enrichment. The claims are against Wynn Resorts and all of Wynn Resorts’ directors, including Mr. Okada, as well as Wynn Resorts’ Chief Financial Officer, who signs financial disclosures filed with the SEC. The State Plaintiffs claim that the individual defendants failed to disclose to Wynn Resorts’ stockholders the investigation into, and the dispute with director Okada as well as the alleged potential violations of the FCPA related to, the University of Macau Development Foundation donation. The State Plaintiffs seek unspecified monetary damages (compensatory and punitive), disgorgement, reformation of corporate governance procedures, an order directing Wynn Resorts to internally investigate the donation, as well as attorneys’ fees and costs. On October 13, 2012, the court entered the parties’ stipulation providing for a stay of the state derivative action for 90 days, subject to the parties’ obligation to monitor the progress of the pending litigation, discussed above, between Wynn Resorts (among others) and Mr. Okada (among others). Per the stipulation, Wynn Resorts and the individual defendants were not required to respond to the consolidated complaint while the stay remained in effect. Following the expiration of the stay, the State Plaintiffs advised Wynn Resorts and the individual defendants that they intended to resume the action by filing an amended complaint, which they did, on April 26, 2013. Wynn Resorts and directors filed their motion to dismiss on June 10, 2013. However, on July 31, 2013, the parties agreed to a stipulation that was submitted to, and approved by the court. The stipulation contemplates a stay of the consolidated state court derivative action of equal duration as the Stay entered by the court in the Redemption Action. On February 5, 2014, the court entered a new stipulation between the parties that provides for a further stay of the state derivative action and directs the parties, within 30 days of the conclusion of the Stay in the Redemption Action, to discuss how the state derivative action should proceed and to file a joint report with the court.

The individual defendants are vigorously defending against the claims pleaded against them in the state derivative action. Management has determined that based on proceedings to date, it is currently unable to determine the probability of the outcome of this action or the range of reasonably possible loss, if any.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q and our consolidated financial statements appearing in our annual report on Form 10-K for the year ended December 31, 2013. Unless the context otherwise requires, all references herein to the “Company,” “we,” “us” or “our,” or similar terms, refer to Wynn Las Vegas, LLC, a Nevada limited liability company and its consolidated subsidiaries. This discussion and analysis contains forward-looking statements. Please refer to the section below entitled “Special Note Regarding Forward-Looking Statements.”

Overview

We are a developer, owner and operator of destination casino resorts. We currently own and operate Wynn Las Vegas | Encore (“Wynn Las Vegas”), a fully integrated destination casino resort in Las Vegas, Nevada. Wynn Las Vegas, located at the intersection of the Las Vegas Strip and Sands Avenue, occupies approximately 215 acres of land (of which approximately 140 acres comprise the Wynn Las Vegas golf course) fronting the Las Vegas Strip and utilizes approximately 18 additional acres across Sands Avenue, a portion of which is improved with an employee parking garage and approximately 5 acres adjacent to the golf course on which an office building is located. We lease 140 acres where the golf course is located, along with related water rights, from Wynn Resorts.

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

•
Approximately 99,000 square feet of high-end, brand-name retail shopping, including stores and boutiques by Alexander McQueen, Brioni, Cartier, Chanel, Chloé, Chopard, Dior, Givenchy, Graff, Hermes, IWC Schaffhausen, Jaeger LeCoultre, Loro Piana, Louis Vuitton, Manolo Blahnik, Nicholas Kirkwood, Oscar de la Renta, Piaget, Rolex, Vertu and others;

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

Key Operating Measures

Certain key operating statistics specific to the gaming industry are included in our discussions of the Company’s operational performance for the periods in which a Condensed Consolidated Statement of Operations and Comprehensive Loss is presented. Below are definitions of the statistics discussed:

•	Table games win is the amount of drop that is retained and recorded as casino revenue.

•	Drop is the amount of cash and net markers issued that are deposited in a gaming table’s drop box.

•	Slot win is the amount of handle (representing the total amount wagered) that is retained and is recorded as casino revenue.

•	Average Daily Rate (“ADR”) is calculated by dividing total room revenue including promotional allowances (less service charges, if any) by total rooms occupied including complimentary rooms.

•	Revenue per Available Room (“REVPAR”) is calculated by dividing total room revenue including promotional allowances (less service charges, if any) by total rooms available.

•	Occupancy is calculated by dividing total occupied rooms, including complimentary rooms, by total rooms available.

Results of Operations

First quarter 2014 results

	Three Months Ended March 31,
(in thousands)	2014	2013	Percent Change
Net revenues	$381,129	$386,839	(1.5)
Net loss	$(1,665)	$(16,361)	89.8
Adjusted Property EBITDA	$110,288	$120,357	(8.4)

During the three months ended March 31, 2014 our net loss decreased 89.8% to $1.7 million compared to a net loss of $16.4 million for the same period of 2013. Despite the slight decline in net revenues driven primarily from our table games win percentage, operating margin increased and enabled a reduction in our net loss for the quarter. Our operating margin was mainly impacted from a depreciation and amortization expense reduction of 28.6%, or $17.6 million.

Adjusted Property EBITDA decreased 8.4%, from $120.4 million for the three months ended March 31, 2013 to $110.3 million for the same period of 2014, mainly from the impact of a 6.0 percentage points decline in table games win percentage on our net revenues.

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

Financial results for the three months ended March 31, 2014 compared to the three months ended March 31, 2013.

Net revenues

The following table presents net revenues from our casino revenues and non-casino revenues (in thousands). Non-casino revenues consist of operating revenues from rooms, food and beverage, entertainment, retail and other, less promotional allowances.

	Three Months Ended March 31,
	2014	2013	Percent Change
Net revenues
Casino revenues	$155,279	$176,251	(11.9)
Non-casino revenues	225,850	210,588	7.2
	$381,129	$386,839	(1.5)

The percentage of our net revenues from non-casino revenues increased to 59.3% for the three months ended March 31, 2014 compared to 54.4% for the same period of 2013. Casino revenues were 40.7% of total net revenues for the three months ended March 31, 2014 compared to 45.6% of total net revenues for the same period of 2013.

Casino revenues

Casino revenues decreased 11.9% to $155.3 million for the three months ended March 31, 2014, down from $176.3 million in the same period of 2013 primarily due to decline of 6.0 percentage points in table games win percentage and a reduction in table games volume with drop decreasing 3.2% year-over-year. An increase in slots revenues partially offset the table games reduction as our slot machine win per unit per day increased 26.0% from $215 to $271.

The table below sets forth our casino revenues and associated key operating measures related to our operations (in thousands except for win per unit per day and average number of table games and slots).

	Three Months Ended March 31,
	2014	2013	Increase/(Decrease)	Percent Change
Total casino revenues	$155,279	$176,251	$(20,972)	(11.9)
Average number of table games	231	233	(2)	(0.9)
Drop	$647,436	$668,920	$(21,484)	(3.2)
Table games win	$133,734	$178,790	$(45,056)	(25.2)
Table games win %	20.7%	26.7%	(6.0)	—
Table games win per unit per day	$6,419	$8,519	$(2,100)	(24.7)

Average number of slots	1,866	2,187	(321)	(14.7)
Slot machine handle	$743,798	$696,594	$47,204	6.8
Slot machine win	$45,501	$42,283	$3,218	7.6
Slot machine win per unit per day	$271	$215	$56	26.0

Non-casino revenues

Non-casino revenues increased 7.2%, or $15.3 million, to $225.9 million for the three months ended March 31, 2014, up from $210.6 million for the same period of 2013 primarily from a 12.6% increase in room revenue and a 9.2% increase in entertainment, retail and other revenues.

Room revenues increased 12.6%, or $11.5 million, to $103.1 million for the three months ended March 31, 2014, up from $91.5 million for the same period of 2013 driven by a 6.2% increase in ADR and an occupancy increase of 5 percentage points from 82.8% to 87.8%.

The table below sets forth our room revenues and associated key operating measures related to our operations.

	Three Months Ended March 31,
	2014	2013	Percent Change (a)
Total room revenues (in thousands)	$103,072	$91,545	12.6
Occupancy	87.8%	82.8%	5.0
ADR	$275	$259	6.2
REVPAR	$241	$214	12.6
(a) Except occupancy, which is presented as a percentage point change.

Food and beverage revenues were relatively flat with $115.0 million for the three months ended March 31, 2014 compared to $115.4 million for the same period of 2013 mainly due to a reduction in revenues from our nightclubs offset by an increase in revenues at our restaurants.

Entertainment, retail and other revenues increased 9.2%, or $4.6 million to $54.3 million for the three months ended March 31, 2014 compared to $49.7 million for the same period of 2013 as a result of increased business at our retail shops, spa and other event services.

Operating costs and expenses

Operating costs and expenses decreased 4.9%, or $16.8 million to $329.6 million for the three months ended March 31, 2014, down from $346.4 million for the same period of 2013. The reduction in our operating costs were mainly driven by a 28.6% year-over-year decline in depreciation and amortization expense partially offset by a 19.1% increase in entertainment, retail and other expenses.

Casino expenses decreased 3.9%, or $3.3 million to $80.5 million for the three months ended March 31, 2014, down from $83.8 million for the same period of 2013, primarily due to a reduction in gaming tax and other expenses associated with the revenue decrease.

Food and beverage expense of $70.6 million for the three months ended March 31, 2014 was effectively flat to the same period of 2013.

Room expense increased 6.1%, or $2.0 million to $34.2 million for the three months ended March 31, 2014 from $32.2 million for the same period of 2013. The increase in room expense was driven primarily by the increase in occupancy over the prior year.

Entertainment, retail and other expenses increased 19.1%, or $5.4 million to $33.5 million for the three months ended March 31, 2014 from $28.1 million in the prior period of 2013. The increase was primarily a result of higher entertainment and other event costs as well as repairs made to the pool and cabana areas.

Depreciation and amortization decreased 28.6%, or $17.6 million to $44.0 million for the three months ended March 31, 2014 from $61.6 million for the same period of 2013. This significant decrease was primarily due to certain Encore assets with a five year useful life becoming fully depreciated.

Property charges and other resulted in a gain of $0.2 million from the sale of assets for the three months ended March 31, 2014 compared to $2.8 million in property charges for the same period of 2013 from miscellaneous renovations and abandonments at our resort.

Non-operating costs and expenses

Interest expense decreased $5.0 million, or 8.8% to $51.8 million for the three months ended March 31, 2014, compared to $56.8 million for the three months ended March 31, 2013. During 2013, we completed a principal repayment of $500 million 7 7/8% first mortgage notes through a cash tender offer and redemption of untendered notes and issued $500 million 4 1/4% senior notes. These financing activities resulted in a lower weighted average interest rate for the three months ended March 31, 2014 compared to same period of 2013.

Adjusted Property EBITDA

We use Adjusted Property EBITDA to manage the operating results of our resort. Adjusted Property EBITDA is earnings before interest, taxes, depreciation, amortization, pre-opening costs, property charges and other, corporate expenses and other, intercompany golf course and water rights leases, stock-based compensation, and other non-operating income and expenses and includes equity in income (loss) from unconsolidated affiliates. Adjusted Property EBITDA is presented exclusively as a supplemental disclosure because we believe that it is widely used to measure the performance, and as a basis for valuation, of gaming companies. We use Adjusted Property EBITDA as a measure of the operating performance of our resort and comparison with competitors. We also present Adjusted Property EBITDA because it is used by some investors as a way to measure a company's ability to incur and service debt, make capital expenditures and meet working capital requirements. Gaming companies have historically reported EBITDA as a supplement to financial measures in accordance with U.S. generally accepted accounting principles ("GAAP"). In order to view the operations of their casinos on a more stand-alone basis, gaming companies, including us, have historically excluded from their EBITDA calculations pre-opening expenses, property charges, corporate expenses and stock-based compensation that do not relate to the management of specific casino properties. However, Adjusted Property EBITDA should not be considered as an alternative to operating income as an indicator of our performance, as an alternative to cash flows from operating activities as a measure of liquidity, or as an alternative to any other measure determined in accordance with GAAP. Unlike net income (loss), Adjusted Property EBITDA does not include depreciation or interest expense and therefore does not reflect current or future capital expenditures or the cost of capital. We have significant uses of cash flows, including capital expenditures, interest payments, debt principal repayments, taxes and other non-recurring charges, which are not reflected in Adjusted Property EBITDA. Also, or calculation of Adjusted Property EBITDA may be different from the calculation methods used by other companies, therefore, comparability may be limited.

The following table presents a reconciliation of Adjusted Property EBITDA to net loss (in thousands):

	Three Months Ended March 31,
	2014	2013
Adjusted Property EBITDA	$110,288	$120,357
Other operating costs and expenses
Depreciation and amortization	43,990	61,610
Property charges and other	(246)	2,754
Corporate expenses and other	14,004	13,347
Stock-based compensation	1,026	2,227
Total	58,774	79,938
Operating income	51,514	40,419
Non-operating costs and expenses
Interest income	8	28
Interest expense	(51,752)	(56,757)
Loss on extinguishment of debt	(1,529)	—
Equity in income (loss) from unconsolidated affiliates	94	(51)
Total	(53,179)	(56,780)
Net loss	$(1,665)	$(16,361)

Liquidity and Capital Resources

Cash Flow from Operations

Our operating cash flows primarily consist of our operating income generated by our resort (excluding depreciation and amortization and other non-cash charges), interest paid, and changes in working capital accounts such as receivables, inventories, prepaid expenses, and payables. Our table games play is a mix of cash play and credit play, while our slot machine play is conducted primarily on a cash basis. A significant portion of our table games revenue is attributable to the play of a limited number of premium international customers who gamble on credit. The ability to collect these gaming receivables may impact our operating cash flow for the period. Our rooms, food and beverage, and entertainment, retail, and other revenue is conducted primarily on a cash basis or as a trade receivable. Accordingly, operating cash flows will be impacted by changes in operating income and accounts receivables.

Net cash provided by operations for the three months ended March 31, 2014, was $25.7 million compared to $23.1 million for the three months ended March 31, 2013. During the three months ended March 31, 2014, our cash provided by operations was primarily from the non-cash impact to our net loss from depreciation and amortization partially offset by changes in ordinary working capital accounts. During the three months ended March 31, 2013, the non-cash impact to our net loss from depreciation and amortization was a primary factor to our cash provided by operating activities, partially offset by change in accounts payables and accrued expenses.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2014 was $28.7 million compared to $0.7 million used in investing activities for the same period in 2013. The increase was driven by the cash settlement timing of amounts with affiliates which resulted in cash used of $12.5 million for the current year period compared to cash provided by affiliates of $10.3 million for three months ended March 31, 2013. Cash used for capital expenditures in both years primarily related to general property maintenance.

Financing Activities

Net cash used in financing activities was $13.7 million for the three months ended March 31, 2014 primarily attributable to the repurchase of $12.0 million in principal plus interest, of our 7 3/4% first mortgage notes due 2020 through an open market transaction.  The Company paid a premium of $1.4 million associated with the repurchase which is included in loss on extinguishment of debt in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss. We had minimal uses and sources of cash from financing activities for the three months ended March 31, 2013.

Capital Resources

At March 31, 2014, we had $214.4 million of cash and cash equivalents available for use without restriction, including for operations, debt service and extinguishment, new development activities, enhancements to our property and general corporate purposes. We require a certain amount of cash on hand for operations. We anticipate such funds, together with any additional borrowings and cash generated from operations will satisfy our liquidity needs during the remainder of 2014.

Contractual Obligations and Off-Balance Sheet Arrangements

As of March 31, 2014 we had unsecured outstanding letters of credit totaling $16.7 million. There have been no other material changes outside the ordinary course of our business during the quarter to our contractual obligations or off-balance sheet arrangements as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013, except as discussed above under “Financing Activities.”

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

Legal proceedings in which we are involved also may impact our liquidity. No assurance can be provided as to the outcome of such proceedings. In addition, litigation inherently involves significant costs. For information regarding legal proceedings, see Item 1 - "Financial Statements", Note 8 "Commitments and Contingencies".

We have in the past repurchased, and in the future, we may periodically consider repurchasing our outstanding notes for cash. The amount of any notes to be repurchased, as well as the timing of any repurchases, will be based on business, market and other conditions and factors, including price, contractual requirements or consents, and capital availability. Any repurchases might be made using a variety of methods, which may include open market purchases, privately negotiated transactions, or by any combination of those methods, in compliance with applicable securities laws and regulations.

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

Critical Accounting Policies and Estimates

A description of our critical accounting policies is included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2013. There has been no material change to these policies for the three months ended March 31, 2014.

Special Note Regarding Forward-Looking Statements

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

Forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those we express in these forward-looking statements, including the risks and uncertainties in Item 1A – Risk Factors and other factors we describe from time to time in our periodic filings with the SEC, such as:

•	volatility and weakness in world-wide credit and financial markets and from governmental intervention in the financial markets;

•	our dependence on Stephen A. Wynn and existing management;

•	potential violations of law by Mr. Kazuo Okada, a former shareholder of Wynn Resorts, Limited;

•	pending or future legal proceedings;

•	regulatory or enforcement actions;

•	our dependence on Wynn Las Vegas for all of our cash flow;

•	leverage and debt service (including sensitivity to fluctuations in interest rates);

•	competition in the casino/hotel and resort industries and actions taken by our competitors;

•	our ability to maintain our customer relationships and collect end enforce gaming debts;

•	fluctuations in occupancy rates and average daily room rates;

•	adverse tourism trends given the current domestic and international economic conditions;

•	new development and construction activities of competitors;

•	changes in federal or state tax laws or the administration of such laws;

•	changes in gaming laws or regulations (including the legalization of gaming in certain jurisdictions);

•	approvals under applicable jurisdictional laws and regulations (including gaming laws and regulations);

•	general global macroeconomic conditions;

•	decreases in levels of travel, leisure and consumer spending;

•	cybersecurity risk including misappropriation of customer information or other breaches of information security;

•	the effect of environmental regulation;

•	the impact that an outbreak of an infectious disease or the impact of a natural disaster may have on the travel and leisure industry; and

•	the consequences of military conflicts and any future security alerts and/or terrorist attacks.

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

Interest Rate Sensitivity

As of March 31, 2014 our long-term debt was essentially based on fixed rates.

Item 4. Controls and Procedures

(a)Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, the Company’s principal executive officer and principal financial officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective, at the reasonable assurance level, in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and were effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)Internal Control Over Financial Reporting. There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter to which this report relates that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1A. Risk Factors

A description of our risk factors can be found in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013. There were no material changes to those risk factors during the three months ended March 31, 2014.

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
(a)Exhibits
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

*101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2014, filed with the SEC on May 9, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2014 and 2013, (ii) the Condensed Consolidated Balance Sheets at March 31, 2014 and December 31, 2013, (iii) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013, and (iv) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith

(1)	Previously filed with the Registration Statement on Form S-4 filed by the Registrant on April 13, 2005 (File No. 333-124052) and incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WYNN LAS VEGAS, LLC

Dated: May 9, 2014	By:	/s/ Scott Peterson
Scott Peterson
Senior Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)