Form 10-Q
period 2014-06-30
WYNN LAS VEGAS LLC
filed 2014-08-08
CIK 1180638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
Wynn Resorts Holdings, LLC owns all of the membership interests of the Registrant as of August 8, 2014.

The Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES
FORM 10-Q

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
WYNN LAS VEGAS, LLC AND SUBSIDIARIES
(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30, 2014	December 31, 2013
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$320,300	$231,156
Receivables, net	134,452	168,734
Inventories	46,162	49,326
Prepaid expenses and other	33,621	28,422
Total current assets	534,535	477,638
Property and equipment, net	2,970,425	3,032,884
Intangible assets, net	1,399	1,399
Deferred financing costs, net	33,047	35,445
Deposits and other assets	28,180	25,502
Investment in unconsolidated affiliates	3,752	3,780
Total assets	$3,571,338	$3,576,648
LIABILITIES AND MEMBER’S EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$36,130	$39,188
Current portion of long-term debt	1,050	1,050
Customer deposits	78,748	98,915
Gaming taxes payable	13,766	15,505
Accrued compensation and benefits	55,848	48,706
Accrued interest	58,465	59,316
Other accrued liabilities	20,527	21,308
Due to affiliates, net	889	10,155
Total current liabilities	265,423	294,143
Long-term debt	3,099,043	3,131,626
Due to affiliates, net	182,563	170,066
Other long-term liabilities	2,954	3,614
Total liabilities	3,549,983	3,599,449
Commitments and contingencies (Note 8)
Member’s equity (deficit):
Contributed capital	1,200,467	1,198,532
Accumulated deficit	(1,179,112)	(1,221,333)
Total member’s equity (deficit)	21,355	(22,801)
Total liabilities and member’s equity (deficit)	$3,571,338	$3,576,648

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES
(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Operating revenues:
Casino	$182,534	$142,634	$337,813	$318,885
Rooms	107,911	100,582	210,983	192,127
Food and beverage	149,121	146,521	264,136	261,970
Entertainment, retail and other	56,839	55,132	111,121	104,825
Gross revenues	496,405	444,869	924,053	877,807
Less: promotional allowances	(44,821)	(43,328)	(91,340)	(89,427)
Net revenues	451,584	401,541	832,713	788,380
Operating costs and expenses:
Casino	74,340	67,901	154,828	151,669
Rooms	36,166	32,982	70,352	65,201
Food and beverage	95,112	91,106	165,672	160,980
Entertainment, retail and other	31,648	31,533	65,127	59,644
General and administrative	64,983	62,287	124,270	121,344
Provision (benefit) for doubtful accounts	341	(9,012)	2,493	(5,780)
Management fees	6,777	6,033	12,496	11,828
Depreciation and amortization	44,726	62,095	88,716	123,705
Property charges and other	67	7,065	(179)	9,819
Total operating costs and expenses	354,160	351,990	683,775	698,410
Operating income	97,424	49,551	148,938	89,970
Other income (expense):
Interest income and other	7	26	15	54
Interest expense	(51,433)	(56,640)	(103,185)	(113,397)
Loss on extinguishment of debt	(2,254)	(26,578)	(3,783)	(26,578)
Equity in income from unconsolidated affiliates	142	233	236	182
Other income (expense), net	(53,538)	(82,959)	(106,717)	(139,739)
Net income (loss)	43,886	(33,408)	42,221	(49,769)
Other comprehensive income	—	—	—	—
Total comprehensive income (loss)	$43,886	$(33,408)	$42,221	$(49,769)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES
(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$42,221	$(49,769)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	88,716	123,705
Stock-based compensation expense	1,935	4,480
Amortization and write-off of deferred financing costs and other	1,458	4,253
Loss on extinguishment of debt	3,783	26,578
Provision (benefit) for doubtful accounts	2,493	(5,780)
Property charges and other	(312)	588
Equity in income of unconsolidated affiliates, net of distributions	28	163
Increase (decrease) in cash from changes in:
Receivables, net	31,789	28,999
Inventories and prepaid expenses and other	(298)	(5,303)
Accounts payable and accrued expenses	(19,443)	(24,729)
Due to affiliates, net	6,762	15,161
Net cash provided by operating activities	159,132	118,346
Cash flows from investing activities:
Capital expenditures, net of construction payables and retention	(26,089)	(23,368)
Deposits and purchase of other assets	(5,622)	(2,609)
Due to affiliates, net	(2,614)	7,352
Proceeds from sale of assets	430	187
Net cash used in investing activities	(33,895)	(18,438)
Cash flows from financing activities:
Principal payments on long-term debt	(700)	(275,405)
Proceeds from issuance of long-term debt	—	500,000
Restricted cash for redemption of notes payable	—	(243,038)
Repurchase of first mortgage notes	(32,000)	—
Payments of financing costs	(3,393)	(23,990)
Net cash used in financing activities	(36,093)	(42,433)
Cash and cash equivalents:
Increase in cash and cash equivalents	89,144	57,475
Balance, beginning of period	231,156	148,415
Balance, end of period	$320,300	$205,890

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

Wynn Las Vegas Capital Corp. (“Wynn Capital”) is a wholly owned subsidiary of the Company organized solely for the purpose of obtaining financing for Wynn Las Vegas. Wynn Capital is authorized to issue 2,000 shares of common stock, par value $0.01. At June 30, 2014, the Company owned the one share that was issued and outstanding. Wynn Capital has neither any significant net assets nor has had any operating activity. Its sole function is to serve as the co-issuer of the mortgage notes. Wynn Las Vegas, LLC and Wynn Capital together are hereinafter referred to as the “Issuers”.

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results for the interim periods have been made. The results for the three and six months ended June 30, 2014 are not necessarily indicative of results to be expected for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

Accounts Receivable and Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of casino accounts receivable. The Company issues credit in the form of “markers” to approved casino customers following investigations of creditworthiness. As of June 30, 2014 and December 31, 2013, approximately 77% and 82%, respectively, of the Company’s markers were due from customers residing outside the United States, primarily in Asia. Business or economic conditions or other significant events in these countries could affect the collectability of such receivables.

Accounts receivable, including casino and hotel receivables, are typically non-interest bearing and are initially recorded at cost. Accounts are written off when management deems them to be uncollectible. Recoveries of accounts previously written off are recorded when received. An estimated allowance for doubtful accounts is maintained to reduce the Company’s receivables

WYNN LAS VEGAS, LLC AND SUBSIDIARIES
(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

to their carrying amount, which approximates fair value. The allowance is estimated based on historical collection patterns and current collection trends. In addition, the estimate reflects specific review of customer accounts as well as management's experience with collection trends in the casino industry and current economic and business conditions. During the three months ended June 30, 2014, the Company recorded an adjustment to its reserve estimates for casino accounts receivable based on results of historical collection patterns and current collection trends. This adjustment benefited operating income and net income by $4.6 million for the three and six months ended June 30, 2014.

During the three and six months ended June 30, 2013, the Company recorded a similar adjustment which benefited operating income and net loss by $12.2 million. This change in estimate was the primary factor that resulted in a $9.0 million credit to the provision for doubtful accounts for the three months ended June 30, 2013.

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

The retail value of accommodations, food and beverage, and other services furnished to guests without charge is included in gross revenues, such amounts are then deducted as promotional allowances. The estimated cost of providing such promotional allowances is primarily included in casino expenses as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Rooms	$8,511	$8,584	$16,673	$18,011
Food and beverage	15,476	14,230	32,534	29,666
Entertainment, retail and other	2,466	2,508	5,528	5,559
	$26,453	$25,322	$54,735	$53,236

Gaming Taxes

The Company is subject to taxes based on gross gaming revenue in the jurisdictions in which it operates, subject to applicable jurisdictional adjustments. These gaming taxes are an assessment on the Company’s gaming revenue and are recorded as casino expense in the accompanying Condensed Consolidated Statements of Comprehensive Income (Loss). These taxes totaled $13.4 million and $10.9 million for the three months ended June 30, 2014 and 2013, respectively. For the six months ended June 30, 2014 and 2013, these taxes totaled $24.4 million and $23.4 million, respectively.

Stock-Based Compensation

The Company accounts for stock-based compensation related to equity shares of Wynn Resorts granted to its employees by recognizing the costs of the employee services received in exchange for the equity award instrument based on the grant date fair value of the awards over the service period. For the six months ended June 30, 2014 and 2013, the Company recorded $1.9 million and $4.5 million, respectively, in share-based compensation with a corresponding credit to contributed capital.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES
(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Recently Issued Accounting Standards

In June 2014, the Financial Accounting Standards Board ("FASB") issued an accounting standards update that requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period or periods for which the requisite service has already been rendered. The effective date for this update is for the annual and interim periods beginning after December 15, 2015. Early application is permitted. The Company does not anticipate that the adoption of this standard will have a material impact on its consolidated financial statements.

In May 2014, the FASB issued an accounting standards update that amends the FASB Accounting Standards Codification and creates a new topic for Revenue from Contracts with Customers. The new guidance is expected to clarify the principles for revenue recognition and to develop a common revenue standard for U.S. GAAP applicable to revenue transactions. This guidance provides that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. This guidance also provides substantial revision of interim and annual disclosures. The update allows for either full retrospective adoption, meaning the guidance is applied for all periods presented, or modified retrospective adoption, meaning the guidance is applied only to the most current period presented in the financial statements with the cumulative effect of initially applying the guidance recognized at the date of initial application. The effective date for this update is for the annual and interim periods beginning after December 15, 2016. Early application is not permitted. The Company will adopt this standard effective January 1, 2017. The Company is currently assessing the impact the adoption of this standard will have on its consolidated financial statements.

Note 3 - Receivables, net

Receivables, net consisted of the following (in thousands):

	June 30, 2014	December 31, 2013
Casino	$144,326	$190,199
Hotel	16,056	15,300
Retail leases and other	21,777	16,089
	182,159	221,588
Less: allowance for doubtful accounts	(47,707)	(52,854)
	$134,452	$168,734
Note 4 - Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	June 30, 2014	December 31, 2013
Land and improvements	$624,005	$623,744
Buildings and improvements	2,634,161	2,633,106
Airplane	44,364	44,364
Furniture, fixtures and equipment	1,379,460	1,368,014
Construction in progress	5,119	4,619
	4,687,109	4,673,847
Less: accumulated depreciation	(1,716,684)	(1,640,963)
	$2,970,425	$3,032,884

WYNN LAS VEGAS, LLC AND SUBSIDIARIES
(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 5 - Long-Term Debt

Long-term debt consisted of the following (in thousands):

	June 30, 2014	December 31, 2013
7 7/8% First Mortgage Notes, due May 1, 2020, net of original issue discount of $1,767 at June 30, 2014 and $1,884 at December 31, 2013	$345,243	$350,126
7 3/4% First Mortgage Notes, due August 15, 2020	1,293,000	1,320,000
5 3/8% First Mortgage Notes, due March 15, 2022	900,000	900,000
4 1/4% Senior Notes, due May 30, 2023	500,000	500,000
$42 million Note Payable due April 1, 2017; interest at LIBOR plus 1.25%	31,850	32,550
Payable to Affiliate	30,000	30,000
	3,100,093	3,132,676
Current portion of long-term debt	(1,050)	(1,050)
	$3,099,043	$3,131,626

7 7/8% Wynn Las Vegas First Mortgage Notes due 2020

During the six months ended June 30, 2014, Wynn Las Vegas, LLC repurchased and canceled $5.0 million in principal plus interest of its 7 7/8% first mortgage notes due May 1, 2020 through the open market. The Company incurred $0.5 million in expenses associated with the premium paid for the repurchases and unamortized deferred financing costs and original issue discount included in loss on extinguishment of debt in the accompanying Condensed Consolidated Statements of Comprehensive Income (Loss).

7 3/4% Wynn Las Vegas First Mortgage Notes due 2020

During the six months ended June 30, 2014, the Company repurchased and canceled $27.0 million in principal plus interest of its 7 3/4% first mortgage notes due 2020 through the open market.  The Company incurred $3.3 million in expenses associated with the premium paid for the repurchase and unamortized deferred financing costs included in loss on extinguishment of debt in the accompanying Condensed Consolidated Statements of Comprehensive Income (Loss).

Debt Covenant Compliance

As of June 30, 2014, management believes the Company was in compliance with all debt covenants.

Fair Value of Long Term Debt

The estimated fair value of the Company's long-term debt as of June 30, 2014 and December 31, 2013 was approximately $3.3 billion and $3.3 billion, respectively, compared to its carrying value of $3.1 billion and $3.1 billion, respectively. The estimated fair value of the Company's long-term debt is based on recent trades, if available, and indicative pricing from market information (level 2 inputs).

Note 6 - Related Party Transactions

Amounts Due to Affiliates, net

As of June 30, 2014, the Company’s current due to affiliates, net of $0.9 million was comprised of construction related payables and corporate allocations. The long-term due to affiliates, net was management fees of $182.6 million (equal to 1.5% of net revenues and payable upon meeting certain leverage ratios as specified in the documents governing the Company’s first mortgage notes indentures).

As of December 31, 2013, the Company’s current due to affiliates, net of $10.2 million was comprised of construction related payables and corporate allocations. The long-term due to affiliates, net was management fees of $170.1 million.

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

Corporate Allocations

The accompanying Condensed Consolidated Statements of Comprehensive Income (Loss) include allocations from Wynn Resorts for legal, accounting, human resources, information services, real estate, and other corporate support services. The corporate support service allocations have been determined on a basis that Wynn Resorts and the Company consider to be reasonable estimates of the utilization of service provided or the benefit received by the Company. Wynn Resorts maintains corporate offices at Wynn Las Vegas without charge from the Company. The Company settles these corporate allocation charges with Wynn Resorts on a periodic basis as discussed in “Amounts Due to Affiliates, net” above. For the three months ended June 30, 2014 and 2013, $8.9 million and $7.0 million, respectively, were charged to the Company for such corporate allocations. For the six months ended June 30, 2014 and 2013, $15.7 million and $13.2 million, respectively, were charged to the Company for such corporate allocations.

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

Villa Lease

Mr. Wynn currently leases from the Company a villa which serves as Mr. Wynn’s personal residence.  The restated lease agreement and amendments (“SW Lease”) were approved by the Audit Committee of the Board of Directors of Wynn Resorts.  Pursuant to the SW Lease, Mr. Wynn pays the Company annual rent of $525,000 for the villa, which amount was determined to be the fair market value of the accommodations based on a third-party appraisal.  In addition, pursuant to the SW Lease, the Company pays for all capital improvements to the villa.  The rental value for the villa will be re-determined every two years during the term of the SW Lease by the Audit Committee, with the current rent rate effective through February 28, 2015.  Certain services for, and maintenance of, the villa are included in the annual rent.

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

WYNN LAS VEGAS, LLC AND SUBSIDIARIES
(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 7 - Property Charges and Other

Property charges and other were minimal for the three and six months ended June 30, 2014. Property charges and other for the three and six months ended June 30, 2013 were $7.1 million and $9.8 million, respectively, and primarily consisted of fees paid in connection with the termination of a contract and miscellaneous renovations and abandonments at our resort.

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

On June 19, 2012, Elaine Wynn asserted a cross claim against Stephen A. Wynn and Aruze USA, Inc. seeking a declaration that (1) any and all of Elaine Wynn’s duties under the Stockholders Agreement be discharged; (2) the Stockholders Agreement is subject to rescission and is rescinded; (3) the Stockholders Agreement is an unreasonable restraint on alienation in violation of public policy; and/or (4) the restrictions on sale of shares shall be construed as inapplicable to Elaine Wynn. The indentures for Wynn Las Vegas, LLC's 7 7/8% first mortgage notes due 2020, 7 3/4% first mortgage notes due 2020 (together, the "2020 Indentures") and the indenture for Wynn Las Vegas, LLC's 4 1/4% Senior Notes due 2023 (the "2023 Indenture," and, together with the 2020 Indentures, the "Indentures") provide that if Stephen A. Wynn, together with certain related parties, in the aggregate beneficially owns a lesser percentage of the outstanding common stock of Wynn Resorts than are beneficially owned by any other person, a change of control will have occurred. The indentures for Wynn Las Vegas, LLC's 5 3/8% first mortgage notes due 2022 (the "2022 Indenture") provide that if any event constitutes a "change of control" under the 2020 Indentures, it will constitute a change of control under the 2022 Indenture. If Elaine Wynn prevails in her cross claim, Stephen A. Wynn would not beneficially own or control Elaine Wynn’s shares and a change in control may result under the Company’s debt documents. Under the 2020 Indentures and the 2022 Indenture, the occurrence of a change of control requires that Wynn Resorts make an offer to each holder to repurchase all or any part of such holder’s notes at a purchase price equal to 101% of the aggregate principal amount thereof plus accrued and unpaid interest on the notes purchased, if any, to the date of repurchase (unless the notes have been previously called for redemption). Under the 2023 Indenture, if a change of control occurs and within 60 days after that occurrence the 4 1/4% Senior Notes due 2023 are rated below investment grade by both rating agencies that rate such notes, Wynn Resorts is required to make an offer to each holder to repurchase all or any part of such holder’s notes at a purchase price equal to 101% of the aggregate principal amount thereof plus accrued and unpaid interest on the notes purchased, if any, to the date of repurchase (unless the notes have been previously called for redemption). Mr. Wynn is opposing Ms. Wynn’s cross claim.

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

On each of February 14, 2013, and February 13, 2014, Wynn Resorts issued a check to Aruze USA, Inc. in the amount of $38.7 million, representing the interest payments due on the Redemption Note at those times. However, those checks were not cashed. The parties engaged in discussions regarding the terms of an escrow agreement, in accordance with a prior court order. However, in February 2014, the Okada Parties advised of their intent to deposit any checks for interest and principal, past and future, due under the terms of the Redemption Note to the clerk of the court for deposit into the clerk’s trust account. On March 17, 2014, the parties stipulated that the checks be returned to Wynn Resorts for reissue in the same amounts, payable to the clerk of the court for deposit into the clerk's trust account. Pursuant to the stipulation, on March 20, 2014, Wynn Resorts delivered to the clerk of the court the reissued checks that were deposited into the clerk's trust account and filed a notice with the court with respect to the same.

On April 8, 2013, the United States Attorney’s Office and the U.S. Department of Justice filed a Motion to Intervene and for Temporary and Partial Stay of Discovery in the Redemption Action. The parties had been engaged in discovery at the time of the filing. The motion stated that the federal government has been conducting a criminal investigation of the Okada Parties involving the “same underlying allegations of misconduct-that is, potential violations of the Foreign Corrupt Practice Act and related fraudulent conduct-that form the basis of” Wynn Resorts’ complaint, as amended, in the Redemption Action. The motion sought to stay all discovery in the Redemption Action related to the Okada Parties’ allegedly unlawful activities in connection with their casino project in the Philippines until the conclusion of the criminal investigation and any resulting criminal prosecution, with an interim status update to the court in six months. At a hearing on May 2, 2013, the court granted the motion and ordered that all discovery in the Redemption Action be stayed for a period of six months (the “Stay”). On May 30, 2013, Elaine Wynn filed a motion for partial relief from the Stay, to allow her to conduct limited discovery related to her cross and counterclaims. The Wynn Parties opposed the motion so as to not interfere with the United States government’s investigation. At a hearing on August 1, 2013, the court denied the motion. On October 29, 2013, the United States Attorney’s Office and the U.S. Department of Justice filed a Motion to Extend the Stay for a further period of six months. At a hearing on October 31, 2013, the court granted the requested extension based upon an affidavit provided under seal that outlined, among other things, concerns for witness safety. The court did, however, order the parties to exchange written discovery propounded prior to May 2, 2013, including discovery related to the Elaine Wynn cross and counterclaims referred to above. The extended Stay expired on May 5, 2014. On April 29, 2014, the United States Attorney's Office and the U.S. Department of Justice filed a Motion for a Second Extension of Temporary Stay of Discovery for a further six months. At a hearing on May 1, 2014, the court denied the motion.

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

WYNN LAS VEGAS, LLC AND SUBSIDIARIES
(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Litigation Commenced by Kazuo Okada

Japan Action:

On August 28, 2012, Mr. Okada, Universal Entertainment Corporation and Okada Holdings (“Okada Japan Parties”) filed a complaint in Tokyo District Court against the Wynn Parties, alleging that the press release issued by Wynn Resorts with respect to the redemption has damaged plaintiffs’ social evaluation and credibility. The Okada Japan Parties seek damages and legal fees from the Wynn Parties. After asking the Okada Japan Parties to clarify the allegations in their complaint, the Wynn Parties objected to the jurisdiction of the Japanese court. On April 30, 2013, the Wynn Parties filed a memorandum in support of their jurisdictional position. On October 21, 2013, the court dismissed the action on jurisdictional grounds. On November 1, 2013, the Okada Japan Parties filed an appeal moving the matter to the Tokyo High Court. On June 11, 2014, the Tokyo High Court ruled in favor of the Wynn Parties and upheld the motion for dismissal. On June 25, 2014, the Okada Japan Parties filed a notice of appeal to the Supreme Court of Japan.

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

WYNN LAS VEGAS, LLC AND SUBSIDIARIES
(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The Federal Plaintiffs filed a consolidated complaint on August 6, 2012, asserting claims for: (1) breach of fiduciary duty; (2) waste of corporate assets; (3) injunctive relief; and (4) unjust enrichment. The claims were against Wynn Resorts and all of Wynn Resorts’ directors, including Mr. Okada, however, the plaintiffs voluntarily dismissed Mr. Okada as a defendant in this consolidated action on September 27, 2012. The Federal Plaintiffs claimed that the individual defendants breached their fiduciary duties and wasted assets by: (a) failing to ensure Wynn Resorts’ officers and directors complied with federal and state laws and Wynn Resorts’ Code of Conduct; (b) voting to allow Wynn Resorts’ subsidiary to make the donation to the University of Macau; and (c) redeeming Aruze USA, Inc.’s stock such that Wynn Resorts incurs the debt associated with the redemption. The Federal Plaintiffs seek unspecified compensatory damages, restitution in the form of disgorgement, reformation of corporate governance procedures, an injunction against all future payments related to the donation/pledge, and all fees (attorneys, accountants, and experts) and costs. The directors responded to the consolidated complaint by filing a motion to dismiss on September 14, 2012. On February 1, 2013, the federal court dismissed the complaint for failure to plead adequately the futility of a pre-suit demand on the Board. The dismissal was without prejudice to the Federal Plaintiffs’ ability to file a motion within 30 days seeking leave to file an amended complaint. On April 9, 2013, the Federal Plaintiffs filed their amended complaint. Wynn Resorts and the directors filed their motion to dismiss the amended complaint on May 23, 2013. On March 13, 2014, the federal court granted the motion to dismiss and entered judgment in favor of Wynn Resorts and directors and against the Federal Plaintiffs without prejudice. On April 10, 2014, the Federal Plaintiffs filed a notice of appeal to the United States Court of Appeals for the Ninth Circuit. The Federal Plaintiffs brief is due August 14, 2014, with response from Wynn Resorts due September 15, 2014.

The two state court actions brought by the following plaintiffs have also been consolidated: (1) IBEW Local 98 Pension Fund and (2) Danny Hinson (collectively, the “State Plaintiffs”). Through a coordination of efforts by all parties, the directors and Wynn Resorts (a nominal defendant) have been served in all of the actions. The State Plaintiffs filed a consolidated complaint on July 20, 2012 asserting claims for (1) breach of fiduciary duty; (2) abuse of control; (3) gross mismanagement; and (4) unjust enrichment. The claims are against Wynn Resorts and all of Wynn Resorts’ directors, including Mr. Okada, as well as Wynn Resorts’ Chief Financial Officer, who signs financial disclosures filed with the SEC. The State Plaintiffs claim that the individual defendants failed to disclose to Wynn Resorts’ stockholders the investigation into, and the dispute with director Okada as well as the alleged potential violations of the FCPA related to, the University of Macau Development Foundation donation. The State Plaintiffs seek unspecified monetary damages (compensatory and punitive), disgorgement, reformation of corporate governance procedures, an order directing Wynn Resorts to internally investigate the donation, as well as attorneys’ fees and costs. On October 13, 2012, the court entered the parties’ stipulation providing for a stay of the state derivative action for 90 days, subject to the parties’ obligation to monitor the progress of the pending litigation, discussed above, between Wynn Resorts (among others) and Mr. Okada (among others). Per the stipulation, Wynn Resorts and the individual defendants were not required to respond to the consolidated complaint while the stay remained in effect. Following the expiration of the stay, the State Plaintiffs advised Wynn Resorts and the individual defendants that they intended to resume the action by filing an amended complaint, which they did, on April 26, 2013. Wynn Resorts and directors filed their motion to dismiss on June 10, 2013. However, on July 31, 2013, the parties agreed to a stipulation that was submitted to, and approved by the court. The stipulation contemplates a stay of the consolidated state court derivative action of equal duration as the Stay entered by the court in the Redemption Action. On June 18, 2014, the court entered a new stipulation between the parties that provides for further stay of the state derivative action and directs the parties, within 45 days of the conclusion of the latter of the Redemption Action or the federal derivative action, to discuss how the state derivative action should proceed and to file a joint report with the court.

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

Key Operating Measures

Certain key operating statistics specific to the gaming industry are included in our discussions of the Company’s operational performance for the periods in which a Condensed Consolidated Statements of Comprehensive Income (Loss) is presented. Below are definitions of the statistics discussed:

•	Table games win is the amount of drop that is retained and recorded as casino revenue.

•	Drop is the amount of cash and net markers issued that are deposited in a gaming table’s drop box.

•	Slot win is the amount of handle (representing the total amount wagered) that is retained and is recorded as casino revenue.

•	Average daily rate (“ADR”) is calculated by dividing total room revenue including promotional allowances (less service charges, if any) by total rooms occupied including complimentary rooms.

•	Revenue per available room (“REVPAR”) is calculated by dividing total room revenue including promotional allowances (less service charges, if any) by total rooms available.

•	Occupancy is calculated by dividing total occupied rooms, including complimentary rooms, by total rooms available.

Results of Operations

Second quarter 2014 results

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2014	2013	Percent Change	2014	2013	Percent Change
Net revenues	$451,584	$401,541	12.5	$832,713	$788,380	5.6
Net income (loss)	$43,886	$(33,408)	231.4	$42,221	$(49,769)	184.8
Adjusted Property EBITDA	$160,424	$135,657	18.3	$270,712	$256,014	5.7

During the three months ended June 30, 2014 net income was $43.9 million compared to a net loss of $33.4 million for the same period of 2013. The change was primarily attributable to a 28.0% increase in casino revenues, operating margin improvement mainly resulting from a 28.0% reduction in depreciation and amortization expense and the impact from financing activities in the prior year on our non-operating expenses.

During the six months ended June 30, 2014 net income was $42.2 million compared to a net loss of $49.8 million for the same period of 2013. The change was primarily attributable to increases of 5.9% in casino revenues and 9.8% in room revenues, operating margin improvement which was driven by a 28.3% reduction in depreciation and amortization expense and the impact from financing activities in the prior year on our non-operating expenses.

We achieved our quarterly record in Adjusted Property EBITDA with $160.4 million for the three months ended June 30, 2014 driven by a 28.0% increase in casino revenues and a 7.3% increase in room revenues.

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

Financial results for the three months ended June 30, 2014 compared to the three months ended June 30, 2013.

Net revenues

Non-casino revenues consist of operating revenues from rooms, food and beverage, entertainment, retail and other, less promotional allowances. The following table presents net revenues from our casino revenues and non-casino revenues (in thousands).

	Three Months Ended June 30,
	2014	2013	Percent Change
Net revenues
Casino revenues	$182,534	$142,634	28.0
Non-casino revenues	269,050	258,907	3.9
	$451,584	$401,541	12.5

The percentage of our net revenues from non-casino revenues were 59.6% for the three months ended June 30, 2014 compared to 64.5% for the same period of 2013. Casino revenues were 40.4% of total net revenues for the three months ended June 30, 2014 compared to 35.5% of total net revenues for the same period of 2013.

Casino revenues

Casino revenues increased 28.0% to $182.5 million for the three months ended June 30, 2014, up from $142.6 million in the same period of 2013 primarily due to an increase of 5.9 percentage points in table games win percentage and an increase in table games volume with drop increasing 14.8% year-over-year.

The table below sets forth our casino revenues and associated key operating measures related to our operations (in thousands except for win per unit per day and average number of table games and slots).

	Three Months Ended June 30,
	2014	2013	Increase/(Decrease)	Percent Change
Total casino revenues	$182,534	$142,634	$39,900	28.0
Average number of table games	233	233	—	—
Drop	$629,047	$548,021	$81,026	14.8
Table games win	$172,054	$117,782	$54,272	46.1
Table games win %	27.4%	21.5%	5.9
Table games win per unit per day	$8,130	$5,548	$2,582	46.5

Average number of slot machines	1,837	2,126	(289)	(13.6)
Slot machine handle	$706,870	$712,603	$(5,733)	(0.8)
Slot machine win	$46,131	$44,689	$1,442	3.2
Slot machine win per unit per day	$276	$231	$45	19.5

Non-casino revenues

Non-casino revenues increased 3.9%, or $10.1 million, to $269.1 million for the three months ended June 30, 2014, up from $258.9 million for the same period of 2013 primarily from a 7.3% increase in room revenues, a 1.8% increase in food and beverage revenues and a 3.1% increase in entertainment, retail and other revenues.

Room revenues increased 7.3%, or $7.3 million, to $107.9 million for the three months ended June 30, 2014, up from $100.6 million for the same period of 2013 driven by a 5.6% increase in ADR from $268 to $283 and an occupancy increase of 1.5 percentage points.

The table below sets forth our room revenues and associated key operating measures related to our operations.

	Three Months Ended June 30,
	2014	2013	Percent Change (a)
Total room revenues (in thousands)	$107,911	$100,582	7.3
Occupancy	88.4%	86.9%	1.5
ADR	$283	$268	5.6
REVPAR	$251	$233	7.7
(a) Except occupancy, which is presented as a percentage point change.

Food and beverage revenues increased 1.8%, or $2.6 million to $149.1 million for the three months ended June 30, 2014 compared to $146.5 million for the same period of 2013 mainly due to an increase in revenues at our restaurants and nightclubs.

Entertainment, retail and other revenues increased 3.1%, or $1.7 million to $56.8 million for the three months ended June 30, 2014 compared to $55.1 million for the same period of 2013 as a result of increased revenues in retail and other resort services.

Operating costs and expenses

Operating costs and expenses were relatively flat with $354.2 million for the three months ended June 30, 2014 compared to $352.0 million for the same period of 2013.

Casino expenses increased 9.5%, or $6.4 million to $74.3 million for the three months ended June 30, 2014, up from $67.9 million for the same period of 2013, primarily due to an increase in gaming tax and other expenses associated with the casino revenue increase.

Room expense increased 9.7%, or $3.2 million to $36.2 million for the three months ended June 30, 2014 from $33.0 million for the same period of 2013 mainly due to an increase in occupancy over the prior year.

Food and beverage expense increased 4.4%, or $4.0 million to $95.1 million for the three months ended June 30, 2014, up from $91.1 million for the same period of 2013. The increase in food and beverage expenses outpaced the increase in food and beverage revenues as a result of higher costs in the current period for entertainment at our nightclubs.

General and administrative expense increased 4.3%, or $2.7 million to $65.0 million for the three months ended June 30, 2014, up from $62.3 million for the same period of 2013 primarily attributable to an increase in corporate allocations.

During the three months ended June 30, 2014, our provision for doubtful accounts was $0.3 million compared to a benefit for doubtful accounts of $9.0 million for the same period of 2013, with the benefit in the prior year primarily a result of an adjustment to reserve estimates for our casino accounts receivable. The adjustment to reserve estimates was based on the results of historical collection patterns and current collection trends.

Depreciation and amortization expense decreased 28.0%, or $17.4 million to $44.7 million for the three months ended June 30, 2014 from $62.1 million for the same period of 2013. This decrease was primarily due to certain Encore assets with a five year useful life becoming fully depreciated.

Property charges and other were minimal for the three months ended June 30, 2014 compared to $7.1 million for the same period of 2013. Property charges and other for the three months ended June 30, 2013 were for fees associated with the termination of a contract and miscellaneous renovations and abandonments at our resort.

Non-operating income and expenses

Interest expense decreased 9.2%, or $5.2 million to $51.4 million for the three months ended June 30, 2014, compared to $56.6 million for the three months ended June 30, 2013. During 2013, we completed a principal repayment of $500 million 7 7/8% first mortgage notes through a cash tender offer and redemption of untendered notes and issued $500 million 4 1/4% senior notes. These financing activities resulted in a lower weighted average interest rate for the three months ended June 30, 2014 compared to same period of 2013.

We incurred a loss of $2.3 million on the extinguishment of debt for the three months ended June 30, 2014 compared to a loss of $26.6 million for the same period of 2013. During the three months ended June 30, 2014, the loss was for the premium paid on the purchase of our first mortgage notes due in 2020 through open market transactions and the write-off of related unamortized deferred financing costs and original issue discount. During the three months ended June 30, 2013, the loss was primarily the result of the premium paid in the cash tender offer of our first mortgage notes due in 2017 and the write-off of related unamortized deferred financing costs and original issue discount.

Financial results for the six months ended June 30, 2014 compared to the six months ended June 30, 2013.

Net revenues

The following table presents net revenues from our casino revenues and non-casino revenues (in thousands).

	Six Months Ended June 30,
	2014	2013	Percent Change
Net revenues
Casino revenues	$337,813	$318,885	5.9
Non-casino revenues	494,900	469,495	5.4
	$832,713	$788,380	5.6

The percentage of our net revenues from non-casino revenues was 59.4% for the six months ended June 30, 2014 compared to 59.6% for the same period of 2013. Casino revenues were 40.6% of total net revenues for the six months ended June 30, 2014 compared to 40.4% of total net revenues for the same period of 2013.

Casino revenues

Casino revenues increased 5.9% to $337.8 million for the six months ended June 30, 2014, up from $318.9 million in the same period of 2013 primarily driven by an increase in table games and slot machine volumes, with a 4.9% year-over-year increase in table games drop and a 2.9% year-over-year increase in slot machine handle. Slot machine handle increased despite a 14.2% reduction in our average number of slot machines with an increase in slot machine win per unit per day of 22.9% from $223 to $274.

The table below sets forth our casino revenues and associated key operating measures related to our operations (in thousands except for win per unit per day and average number of table games and slots).

	Six Months Ended June 30,
	2014	2013	Increase/(Decrease)	Percent Change
Total casino revenues	$337,813	$318,885	$18,928	5.9
Average number of table games	232	233	(1)	(0.4)
Drop	$1,276,483	$1,216,940	$59,543	4.9
Table games win	$305,788	$296,572	$9,216	3.1
Table games win %	24.0%	24.4%	(0.4)
Table games win per unit per day	$7,281	$7,025	$256	3.6

Average number of slot machines	1,851	2,157	(306)	(14.2)
Slot machine handle	$1,450,668	$1,409,198	$41,470	2.9
Slot machine win	$91,632	$86,973	$4,659	5.4
Slot machine win per unit per day	$274	$223	$51	22.9

Non-casino revenues

Non-casino revenues increased 5.4%, or $25.4 million, to $494.9 million for the six months ended June 30, 2014, up from $469.5 million for the same period of 2013 primarily from a 9.8% increase in room revenues and a 6.0% increase in entertainment, retail and other revenues.

Room revenues increased 9.8%, or $18.9 million, to $211.0 million for the six months ended June 30, 2014, up from $192.1 million for the same period of 2013 driven by a 6.1% increase in ADR and an occupancy increase of 3.2 percentage points from 84.9% to 88.1%.

The table below sets forth our room revenues and associated key operating measures related to our operations.

	Six Months Ended June 30,
	2014	2013	Percent Change (a)
Total room revenues (in thousands)	$210,983	$192,127	9.8
Occupancy	88.1%	84.9%	3.2
ADR	$279	$263	6.1
REVPAR	$246	$224	9.8
(a) Except occupancy, which is presented as a percentage point change.

Food and beverage revenues were relatively flat with $264.1 million for the six months ended June 30, 2014 compared to $262.0 million for the same period of 2013 mainly due to an increase in revenues at our restaurants offset by a reduction in revenues from our nightclubs.

Entertainment, retail and other revenues increased 6.0%, or $6.3 million to $111.1 million for the six months ended June 30, 2014 compared to $104.8 million for the same period of 2013 as a result of increased revenues in retail and other resort services.

Operating costs and expenses

Operating costs and expenses decreased 2.1%, or $14.6 million to $683.8 million for the six months ended June 30, 2014, down from $698.4 million for the same period of 2013. The reduction in our operating costs and expenses was mainly a result of decreases in our depreciation and amortization expense and property charges and other, offset by the impact of a benefit from doubtful accounts in the prior year and increases in all other operating cost line items.

Casino expenses increased 2.1%, or $3.2 million to $154.8 million for the six months ended June 30, 2014, from $151.7 million for the same period of 2013, primarily due to an increase in gaming tax and other expenses associated with the revenue increase.

Room expense increased 7.9%, or $5.2 million to $70.4 million for the six months ended June 30, 2014 from $65.2 million for the same period of 2013. The increase in room expense was driven primarily by the increase in occupancy over the prior year.

Food and beverage expense increased 2.9%, or $4.7 million to $165.7 million for the six months ended June 30, 2014, from $161.0 million for the same period of 2013. The increase in food and beverage expenses outpaced the increase in food and beverage revenues as a result of higher costs in the current period for entertainment at our nightclubs.

Entertainment, retail and other expenses increased 9.2%, or $5.5 million to $65.1 million for the six months ended June 30, 2014 from $59.6 million in the prior period of 2013. The increase was primarily a result of higher entertainment and other event costs as well as repairs made to the pool and cabana areas.

General and administrative expense increased 2.4%, or $2.9 million to $124.3 million for the six months ended June 30, 2014, up from $121.3 million for the same period of 2013 primarily attributable to an increase in corporate allocations.

During the six months ended June 30, 2014, our provision for doubtful accounts was $2.5 million compared to a benefit for doubtful accounts of $5.8 million for the same period of 2013, with the benefit in the prior year primarily a result of an adjustment to reserve estimates for our casino accounts receivable. The adjustment to reserve estimates was based on the results of historical collection patterns and current collection trends.

Depreciation and amortization decreased 28.3%, or $35.0 million to $88.7 million for the six months ended June 30, 2014 from $123.7 million for the same period of 2013. This significant decrease was primarily due to certain Encore assets with a five year useful life becoming fully depreciated at the end of 2013.

Property charges and other were minimal for the six months ended June 30, 2014 compared to $9.8 million for the same period in 2013. Property charges and other for the six months ended June 30, 2013 were primarily for the fees associated with the termination of a contract and miscellaneous renovations and abandonments at our resort.

Non-operating income and expenses

Interest expense decreased 9.0%, or $10.2 million to $103.2 million for the six months ended June 30, 2014, compared to $113.4 million for the six months ended June 30, 2013. During 2013, we completed a principal repayment of $500 million 7 7/8% first mortgage notes through a cash tender offer and redemption of untendered notes and issued $500 million 4 1/4% senior notes. These financing activities resulted in a lower weighted average interest rate for the six months ended June 30, 2014 compared to same period of 2013.

We incurred a loss of $3.8 million on the extinguishment of debt for the six months ended June 30, 2014 compared to a loss of $26.6 million for the same period of 2013. During the six months ended June 30, 2014, the loss was for the premium paid on the purchase of our first mortgage notes due in 2020 through open market transactions and the write-off of related unamortized deferred financing costs and original issue discount. During the six months ended June 30, 2013, the loss was primarily the result of the premium paid in the cash tender offer of our first mortgage notes due in 2017 and the write-off of related unamortized deferred financing costs and original issue discount.

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

The following table presents a reconciliation of Adjusted Property EBITDA to net income (loss) (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Adjusted Property EBITDA	$160,424	$135,657	$270,712	$256,014
Other operating costs and expenses
Depreciation and amortization	44,726	62,095	88,716	123,705
Property charges and other	67	7,065	(179)	9,819
Corporate expenses and other	17,298	14,693	31,302	28,040
Stock-based compensation	909	2,253	1,935	4,480
Total	63,000	86,106	121,774	166,044
Operating income	97,424	49,551	148,938	89,970
Non-operating income and expenses
Interest income	7	26	15	54
Interest expense	(51,433)	(56,640)	(103,185)	(113,397)
Loss on extinguishment of debt	(2,254)	(26,578)	(3,783)	(26,578)
Equity in income from unconsolidated affiliates	142	233	236	182
Total	(53,538)	(82,959)	(106,717)	(139,739)
Net income (loss)	$43,886	$(33,408)	$42,221	$(49,769)

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

Net cash provided by operations for the six months ended June 30, 2014, was $159.1 million compared to $118.3 million for the six months ended June 30, 2013. During the six months ended June 30, 2014, the increase in our cash provided by operations was primarily from increased operating income that was driven by stronger operating results in the casino department.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2014 was $33.9 million compared to $18.4 million used in investing activities for the same period in 2013. The increase was driven by the cash settlement timing of amounts with affiliates which resulted in cash used of $2.6 million for the six months ended June 30, 2014 compared to cash provided by affiliates of $7.4 million for the same period in 2013. Cash used for capital expenditures in both years primarily related to general property maintenance.

Financing Activities

Net cash used in financing activities was $36.1 million for the six months ended June 30, 2014 primarily attributable to the repurchase of $32.0 million in principal plus interest of our first mortgage notes through open market transactions.  Net cash used in financing activities of $42.4 million for the six months ended June 30, 2013 was primarily for principal payments of $275.4 million on long-term debt and the restriction of $243.0 million for purposes of redeeming first mortgage notes, offset by proceeds of $500.0 million from the issuance of senior notes.

Capital Resources

At June 30, 2014, we had $320.3 million of cash and cash equivalents available for use without restriction, including for operations, debt service and extinguishment, new development activities, enhancements to our property and general corporate purposes. We require a certain amount of cash on hand for operations. We anticipate such funds, together with any additional borrowings and cash generated from operations will satisfy our liquidity needs during the remainder of 2014.

Off Balance Sheet Arrangements

We have not entered into any transactions with special purpose entities nor do we engage in any derivatives except for previously discussed interest rate swaps. We do not have any retained or contingent interest in assets transferred to an unconsolidated entity. At June 30, 2014, we had unsecured outstanding letters of credit totaling $16.7 million.

Contractual Obligations and Commitments

There have been no material changes outside the ordinary course of our business during the six months ended June 30, 2014 to our contractual obligations or off balance sheet arrangements as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013, except as discussed above under “Financing Activities.”

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

Critical Accounting Policies and Estimates

A description of our critical accounting policies is included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2013. There has been no material change to these policies for the six months ended June 30, 2014.

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

Interest Rate Sensitivity

As of June 30, 2014 our long-term debt was essentially based on fixed rates.

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

Part II – OTHER INFORMATION

Item 1A. Risk Factors

A description of our risk factors can be found in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013. There were no material changes to those risk factors during the six months ended June 30, 2014.

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

*101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, filed with the SEC on August 8, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2014 and 2013, (ii) the Condensed Consolidated Balance Sheets at June 30, 2014 and December 31, 2013, (iii) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013, and (iv) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith

(1)	Previously filed with the Registration Statement on Form S-4 filed by the Registrant on April 13, 2005 (File No. 333-124052) and incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WYNN LAS VEGAS, LLC

Dated: August 8, 2014	By:	/s/ Scott Peterson
Scott Peterson
Senior Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)