Form 10-Q
period 2014-09-30
WYNN LAS VEGAS LLC
filed 2014-11-07
CIK 1180638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
Wynn Resorts Holdings, LLC owns all of the membership interests of the Registrant as of November 7, 2014.

The Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES
FORM 10-Q

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

WYNN LAS VEGAS, LLC AND SUBSIDIARIES
(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30, 2014	December 31, 2013
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$347,728	$231,156
Receivables, net	122,319	168,734
Inventories	46,209	49,326
Prepaid expenses and other	36,270	28,422
Total current assets	552,526	477,638
Property and equipment, net	2,940,769	3,032,884
Intangible assets, net	1,399	1,399
Deferred financing costs, net	31,611	35,445
Deposits and other assets	28,830	25,502
Investment in unconsolidated affiliates	3,930	3,780
Total assets	$3,559,065	$3,576,648
LIABILITIES AND MEMBER’S EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$38,034	$39,188
Current portion of long-term debt	1,050	1,050
Customer deposits	85,673	98,915
Gaming taxes payable	12,884	15,505
Accrued compensation and benefits	59,422	48,706
Accrued interest	33,702	59,316
Other accrued liabilities	24,135	21,308
Due to affiliates, net	13,910	10,155
Total current liabilities	268,810	294,143
Long-term debt	3,062,352	3,131,626
Due to affiliates, net	188,986	170,066
Other long-term liabilities	4,672	3,614
Total liabilities	3,524,820	3,599,449
Commitments and contingencies (Note 8)
Member’s equity (deficit):
Contributed capital	1,197,690	1,198,532
Accumulated deficit	(1,163,445)	(1,221,333)
Total member’s equity (deficit)	34,245	(22,801)
Total liabilities and member’s equity (deficit)	$3,559,065	$3,576,648

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES
(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Operating revenues:
Casino	$178,623	$161,580	$516,436	$480,465
Rooms	102,544	95,662	313,527	287,789
Food and beverage	136,437	128,995	400,573	390,965
Entertainment, retail and other	59,442	58,252	170,563	163,077
Gross revenues	477,046	444,489	1,401,099	1,322,296
Less: promotional allowances	(48,901)	(51,760)	(140,241)	(141,187)
Net revenues	428,145	392,729	1,260,858	1,181,109
Operating costs and expenses:
Casino	77,648	78,083	232,476	229,752
Rooms	38,470	32,824	108,822	98,025
Food and beverage	87,445	80,812	253,117	241,792
Entertainment, retail and other	32,278	34,158	97,405	93,802
General and administrative	68,910	60,985	193,180	182,329
Provision for doubtful accounts	2,347	8,880	4,840	3,100
Management fees	6,424	5,892	18,920	17,720
Depreciation and amortization	45,148	61,720	133,864	185,425
Property charges and other	(457)	276	(636)	10,095
Total operating costs and expenses	358,213	363,630	1,041,988	1,062,040
Operating income	69,932	29,099	218,870	119,069
Other income (expense):
Interest income	6	15	21	69
Interest expense	(50,875)	(56,459)	(154,060)	(169,856)
Loss on extinguishment of debt	(3,572)	—	(7,355)	(26,578)
Equity in income from unconsolidated affiliates	176	36	412	218
Other income (expense), net	(54,265)	(56,408)	(160,982)	(196,147)
Net income (loss)	15,667	(27,309)	57,888	(77,078)
Other comprehensive income	—	—	—	—
Total comprehensive income (loss)	$15,667	$(27,309)	$57,888	$(77,078)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES
(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$57,888	$(77,078)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	133,864	185,425
Stock-based compensation expense	2,773	6,629
Amortization and write-off of deferred financing costs and other	3,464	6,459
Loss on extinguishment of debt	7,355	26,578
Provision for doubtful accounts	4,840	3,100
Property charges and other	(770)	621
Equity in income of unconsolidated affiliates, net of distributions	(150)	126
Increase (decrease) in cash from changes in:
Receivables, net	41,560	6,815
Inventories and prepaid expenses and other	(4,389)	(3,886)
Accounts payable and accrued expenses	(31,195)	(25,792)
Due to affiliates, net	13,715	11,001
Net cash provided by operating activities	228,955	139,998
Cash flows from investing activities:
Capital expenditures, net of construction payables and retention	(42,584)	(41,996)
Deposits and purchase of other assets	(3,728)	(2,562)
Due to affiliates, net	8,601	13,181
Proceeds from sale of assets	1,314	187
Net cash used in investing activities	(36,397)	(31,190)
Cash flows from financing activities:
Principal payments on long-term debt	(1,050)	(275,755)
Proceeds from issuance of long-term debt	—	500,000
Restricted cash for redemption of notes payable	—	(243,038)
Repurchase of first mortgage notes	(68,400)	—
Payments of financing costs	(6,536)	(23,956)
Net cash used in financing activities	(75,986)	(42,749)
Cash and cash equivalents:
Increase in cash and cash equivalents	116,572	66,059
Balance, beginning of period	231,156	148,415
Balance, end of period	$347,728	$214,474

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

Wynn Las Vegas Capital Corp. (“Wynn Capital”) is a wholly owned subsidiary of the Company organized solely for the purpose of obtaining financing for Wynn Las Vegas. Wynn Capital is authorized to issue 2,000 shares of common stock, par value $0.01. At September 30, 2014, the Company owned the one share that was issued and outstanding. Wynn Capital has neither any significant net assets nor has had any operating activity. Its sole function is to serve as the co-issuer of the mortgage notes. Wynn Las Vegas, LLC and Wynn Capital together are hereinafter referred to as the “Issuers”.

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results for the interim periods have been made. The results for the three and nine months ended September 30, 2014 are not necessarily indicative of results to be expected for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

Accounts Receivable and Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of casino accounts receivable. The Company issues credit in the form of “markers” to approved casino customers following investigations of creditworthiness. As of September 30, 2014 and December 31, 2013, approximately 78% and 82%, respectively, of the Company’s markers were due from customers residing outside the United States, primarily in Asia. Business or economic conditions or other significant events in these countries could affect the collectability of such receivables.

Accounts receivable, including casino and hotel receivables, are typically non-interest bearing and are initially recorded at cost. Accounts are written off when management deems them to be uncollectible. Recoveries of accounts previously written off are recorded when received. An estimated allowance for doubtful accounts is maintained to reduce the Company’s receivables

WYNN LAS VEGAS, LLC AND SUBSIDIARIES
(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

to their carrying amount, which approximates fair value. The allowance is estimated based on historical collection patterns and current collection trends. In addition, the estimate reflects specific review of customer accounts as well as management's experience with collection trends in the casino industry and current economic and business conditions. During the nine months ended September 30, 2014, the Company recorded an adjustment to its reserve estimates for casino accounts receivable based on results of historical collection patterns and current collection trends. This adjustment benefited operating income and net income by $4.6 million for the nine months ended September 30, 2014.

During the nine months ended September 30, 2013, the Company recorded a similar adjustment which benefited operating income and net loss by $12.2 million.

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

The retail value of accommodations, food and beverage, and other services furnished to guests without charge is included in gross revenues, such amounts are then deducted as promotional allowances. The estimated cost of providing such promotional allowances is primarily included in casino expenses as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Rooms	$9,608	$10,214	$26,281	$28,225
Food and beverage	17,114	17,138	49,648	46,804
Entertainment, retail and other	2,884	3,603	8,412	9,162
	$29,606	$30,955	$84,341	$84,191

Gaming Taxes

The Company is subject to taxes based on gross gaming revenue in the jurisdictions in which it operates, subject to applicable jurisdictional adjustments. These gaming taxes are an assessment on the Company’s gaming revenue and are recorded as casino expense in the accompanying Condensed Consolidated Statements of Comprehensive Income (Loss). These taxes totaled $12.8 million and $11.2 million for the three months ended September 30, 2014 and 2013, respectively. For the nine months ended September 30, 2014 and 2013, these taxes totaled $37.2 million and $34.6 million, respectively.

Stock-Based Compensation

The Company accounts for stock-based compensation related to equity shares of Wynn Resorts granted to its employees by recognizing the costs of the employee services received in exchange for the equity award instrument based on the grant date fair value of the awards over the service period. For the nine months ended September 30, 2014 and 2013, the Company recorded $2.8 million and $6.6 million, respectively, in stock-based compensation with a corresponding increase to contributed capital on our Condensed Consolidated Balance Sheets.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES
(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Recently Issued Accounting Standards

In August 2014, the Financial Accounting Standards Board ("FASB") issued an accounting standards update that requires management to assess an entity’s ability to continue as a going concern and to provide related footnote disclosures in certain circumstances. Substantial doubt about an entity's ability to continue as a going concern exists when relevant conditions and events, consolidated in the aggregate, indicate that it is probable that an entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued. Currently, there is no guidance in U.S. GAAP for management's responsibility to perform an evaluation. Under the update, management's evaluation is to be performed when preparing financial statements for each annual and interim reporting period and based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued. The Company will adopt this standard effective January 1, 2017. The Company is currently assessing the impact the adoption of this standard will have on its consolidated financial statements.

In June 2014, the FASB issued an accounting standards update that requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period or periods for which the requisite service has already been rendered. The effective date for this update is for the annual and interim periods beginning after December 15, 2015. Early application is permitted. The Company does not anticipate that the adoption of this standard will have a material impact on its consolidated financial statements.

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

Note 3 - Receivables, net

Receivables, net consisted of the following (in thousands):

	September 30, 2014	December 31, 2013
Casino	$142,153	$190,199
Hotel	12,468	15,300
Retail leases and other	18,214	16,089
	172,835	221,588
Less: allowance for doubtful accounts	(50,516)	(52,854)
	$122,319	$168,734

WYNN LAS VEGAS, LLC AND SUBSIDIARIES
(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 4 - Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	September 30, 2014	December 31, 2013
Land and improvements	$623,741	$623,744
Buildings and improvements	2,631,354	2,633,106
Airplane	44,364	44,364
Furniture, fixtures and equipment	1,386,357	1,368,014
Construction in progress	6,554	4,619
	4,692,370	4,673,847
Less: accumulated depreciation	(1,751,601)	(1,640,963)
	$2,940,769	$3,032,884

Note 5 - Long-Term Debt

Long-term debt consisted of the following (in thousands):

	September 30, 2014	December 31, 2013
7 7/8% First Mortgage Notes, due May 1, 2020, net of original issue discount of $1,708 at September 30, 2014 and $1,884 at December 31, 2013	$345,302	$350,126
7 3/4% First Mortgage Notes, due August 15, 2020	1,256,600	1,320,000
5 3/8% First Mortgage Notes, due March 15, 2022	900,000	900,000
4 1/4% Senior Notes, due May 30, 2023	500,000	500,000
$42 million Note Payable due April 1, 2017; interest at LIBOR plus 1.25%	31,500	32,550
Payable to Affiliate	30,000	30,000
	3,063,402	3,132,676
Current portion of long-term debt	(1,050)	(1,050)
	$3,062,352	$3,131,626

7 7/8% Wynn Las Vegas First Mortgage Notes due 2020

During the nine months ended September 30, 2014, Wynn Las Vegas, LLC repurchased and canceled $5.0 million in principal plus interest of its 7 7/8% first mortgage notes due May 1, 2020 through the open market. The Company incurred $0.5 million in expenses associated with the premium paid for the repurchases and unamortized deferred financing costs and original issue discount included in loss on extinguishment of debt in the accompanying Condensed Consolidated Statements of Comprehensive Income (Loss).

7 3/4% Wynn Las Vegas First Mortgage Notes due 2020

During the nine months ended September 30, 2014, the Company repurchased and canceled $63.4 million in principal plus interest of its 7 3/4% first mortgage notes due 2020 through the open market.  The Company incurred $6.9 million in expenses associated with the premium paid for the repurchase and unamortized deferred financing costs included in loss on extinguishment of debt in the accompanying Condensed Consolidated Statements of Comprehensive Income (Loss).

Debt Covenant Compliance

As of September 30, 2014, management believes the Company was in compliance with all debt covenants.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES
(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Fair Value of Long Term Debt

The estimated fair value of the Company's long-term debt as of September 30, 2014 and December 31, 2013 was approximately $3.2 billion and $3.3 billion, respectively, compared to its carrying value of $3.1 billion and $3.1 billion, respectively. The estimated fair value of the Company's long-term debt is based on recent trades, if available, and indicative pricing from market information (level 2 inputs).

Note 6 - Related Party Transactions

Amounts Due to Affiliates, net

As of September 30, 2014, the Company’s current due to affiliates, net of $13.9 million was comprised of construction related payables and corporate allocations. The long-term due to affiliates, net consisted of management fees of $189.0 million.

As of December 31, 2013, the Company’s current due to affiliates, net of $10.2 million was comprised of construction related payables and corporate allocations. The long-term due to affiliates, net was management fees of $170.1 million.

The Company periodically settles amounts due affiliates with cash receipts and payments, except for the management fee. The management fee is equal to 1.5% of net revenues and payable upon meeting certain leverage ratios specified in the documents governing the first mortgage notes indentures.

Corporate Allocations

The accompanying Condensed Consolidated Statements of Comprehensive Income (Loss) include allocations from Wynn Resorts for legal, accounting, human resources, information services, real estate, and other corporate support services. The corporate support service allocations have been determined on a basis that Wynn Resorts and the Company consider to be reasonable estimates of the utilization of service provided or the benefit received by the Company. Wynn Resorts maintains corporate offices at Wynn Las Vegas without charge from the Company. The Company settles these corporate allocation charges with Wynn Resorts on a periodic basis as discussed in “Amounts Due to Affiliates, net” above. For the three months ended September 30, 2014 and 2013, $9.7 million and $5.9 million, respectively, were charged to the Company for such corporate allocations. For the nine months ended September 30, 2014 and 2013, $25.4 million and $19.2 million, respectively, were charged to the Company for such corporate allocations.

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

Las Vegas Jet, LLC

On September 30, 2014, the Company distributed its equity interest of $3.6 million in Las Vegas Jet, LLC, a wholly owned subsidiary, to Wynn Resorts, Limited. The distribution resulted in a reduction to our contributed capital on our Condensed Consolidated Balance Sheets. Las Vegas Jet, LLC provides pilot and other aviation services with respect to three aircraft, one owned by a wholly owned subsidiary of the Company, and two owned by wholly owned subsidiaries of Wynn Resorts, Limited.
Note 7 - Property Charges and Other

Property charges and other were minimal for the three and nine months ended September 30, 2014 and for the three months ended September 30, 2013. Property charges and other for the nine months ended September 30, 2013 was $10.1 million, which primarily consisted of fees paid in connection with the termination of a contract and miscellaneous renovations and abandonments at our resort.

Note 8 - Commitments and Contingencies

Litigation

The Company and its affiliates are involved in litigation in addition to the actions noted below arising in the normal course of business. In the opinion of management, such litigation is not expected to have a material effect on the Company’s financial condition, results of operations or cash flows.

Determination of Unsuitability and Redemption of Aruze USA, Inc. and Affiliates

On February 18, 2012, Wynn Resorts’ Gaming Compliance Committee received an independent report by Freeh, Sporkin & Sullivan, LLP (the “Freeh Report”) detailing a pattern of misconduct by Aruze USA, Inc. ("Aruze") (at the time a stockholder of Wynn Resorts), Universal Entertainment Corporation (Aruze’s parent company), and Kazuo Okada (the majority shareholder of Universal Entertainment Corporation and a former member of the Board of Directors of Wynn Resorts and Wynn Macau, Limited) (collectively, the "Okada Parties"). The factual record presented in the Freeh Report included evidence that the Okada Parties had provided valuable items to certain foreign gaming officials who were responsible for regulating gaming in a jurisdiction in which entities controlled by Mr. Okada were developing a gaming resort. Mr. Okada denied the impropriety of such conduct to members of the Board of Directors of Wynn Resorts and while, serving as one of Wynn Resorts directors, Mr. Okada refused to acknowledge or abide by Wynn Resorts’ anti-bribery policies and refused to participate in the training all other directors received concerning these policies.

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

Based on the Board of Directors’ finding of “unsuitability,” on February 18, 2012, Wynn Resorts redeemed and canceled Aruze’s 24,549,222 shares of Wynn Resorts’ common stock. Following a finding of “unsuitability,” Article VII of Wynn Resorts’ articles of incorporation authorizes redemption at “fair value” of the shares held by unsuitable persons. Wynn Resorts engaged an independent financial adviser to assist in the fair value calculation and concluded that a discount to the then current trading price was appropriate because of, among other things, restrictions on most of the shares held by Aruze under the terms of the Stockholders Agreement (as defined below). Pursuant to its articles of incorporation, Wynn Resorts issued the Redemption Note to Aruze in redemption of the shares. The Redemption Note has a principal amount of $1.94 billion, matures on February 18, 2022, and bears interest at the rate of 2% per annum, payable annually in arrears on each anniversary of the date of the Redemption Note. Wynn Resorts may, in its sole and absolute discretion, at any time and from time to time, and without penalty or premium, prepay the whole or any portion of the principal or interest due under the Redemption Note. In no instance shall any payment obligation under the Redemption Note be accelerated except in the sole and absolute discretion of Wynn Resorts or as specifically mandated by law. The indebtedness evidenced by the Redemption Note is and shall be subordinated in right of payment, to the extent and in the manner provided in the Redemption Note, to the prior payment in full of all existing and future obligations of Wynn Resorts or any of its affiliates in respect of indebtedness for borrowed money of any kind or nature.

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

Redemption Action and Counterclaim

On February 19, 2012, Wynn Resorts filed a complaint in the Eighth Judicial District Court, Clark County, Nevada against the Okada Parties (as amended, the “Complaint”), alleging breaches of fiduciary duty and related claims (the “Redemption Action”) arising from the activities addressed in the Freeh Report. Wynn Resorts is seeking compensatory and special damages as well as a declaration that it acted lawfully and in full compliance with its articles of incorporation, bylaws and other governing documents in redeeming and canceling the shares of Aruze.

On March 12, 2012, the Okada Parties removed the action to the United States District Court for the District of Nevada (the action was subsequently remanded to Nevada state court). On that same date, the Okada Parties filed an answer denying the claims and a counterclaim (as amended, the “Counterclaim”) that purports to assert claims against Wynn Resorts, each of the members of the Wynn Resorts’ Board of Directors (other than Mr. Okada) and Wynn Resorts’ General Counsel (the “Wynn Parties”). The Counterclaim alleges, among other things: (1) that the shares of Wynn Resorts common stock owned by Aruze were exempt from the redemption-for-unsuitability provisions in the Wynn Resorts articles of incorporation (the “Articles”) pursuant to certain agreements executed in 2002; (2) that the Wynn Resorts directors who authorized the redemption of Aruze’s shares acted at the direction of Stephen A. Wynn and did not independently and objectively evaluate the Okada Parties’

WYNN LAS VEGAS, LLC AND SUBSIDIARIES
(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

suitability, and by so doing, breached their fiduciary duties; (3) that the Wynn Resorts directors violated the terms of the Wynn Resorts Articles by failing to pay Aruze fair value for the redeemed shares; and (4) that the terms of the Redemption Note that Aruze received in exchange for the redeemed shares, including the Redemption Note’s principal amount, duration, interest rate, and subordinated status, were unconscionable. Among other relief, the Counterclaim seeks a declaration that the redemption of Aruze’s shares was void, an injunction restoring Aruze’s share ownership, damages in an unspecified amount and rescission of the Amended and Restated Stockholders Agreement, dated as of January 6, 2010, by and among Aruze, Stephen A. Wynn, and Elaine Wynn (the “Stockholders Agreement”).

On June 19, 2012, Elaine Wynn asserted a cross claim against Stephen A. Wynn and Aruze seeking a declaration that (1) any and all of Elaine Wynn’s duties under the Stockholders Agreement be discharged; (2) the Stockholders Agreement is subject to rescission and is rescinded; (3) the Stockholders Agreement is an unreasonable restraint on alienation in violation of public policy; and/or (4) the restrictions on sale of shares shall be construed as inapplicable to Elaine Wynn. The indentures for Wynn Las Vegas, LLC's 7 7/8% first mortgage notes due 2020, 7 3/4% first mortgage notes due 2020 (together, the "2020 Indentures") and the indenture for Wynn Las Vegas, LLC's 4 1/4% Senior Notes due 2023 (the "2023 Indenture," and, together with the 2020 Indentures, the "Indentures") provide that if Stephen A. Wynn, together with certain related parties, in the aggregate beneficially owns a lesser percentage of the outstanding common stock of Wynn Resorts than are beneficially owned by any other person, a change of control will have occurred. The indentures for Wynn Las Vegas, LLC's 5 3/8% first mortgage notes due 2022 (the "2022 Indenture") provide that if any event constitutes a "change of control" under the 2020 Indentures, it will constitute a change of control under the 2022 Indenture. If Elaine Wynn prevails in her cross claim, Stephen A. Wynn would not beneficially own or control Elaine Wynn’s shares and a change in control may result under the Company’s debt documents. Under the 2020 Indentures and the 2022 Indenture, the occurrence of a change of control requires that Wynn Resorts make an offer to each holder to repurchase all or any part of such holder’s notes at a purchase price equal to 101% of the aggregate principal amount thereof plus accrued and unpaid interest on the notes purchased, if any, to the date of repurchase (unless the notes have been previously called for redemption). Under the 2023 Indenture, if a change of control occurs and within 60 days after that occurrence the 4 1/4% Senior Notes due 2023 are rated below investment grade by both rating agencies that rate such notes, Wynn Resorts is required to make an offer to each holder to repurchase all or any part of such holder’s notes at a purchase price equal to 101% of the aggregate principal amount thereof plus accrued and unpaid interest on the notes purchased, if any, to the date of repurchase (unless the notes have been previously called for redemption). Mr. Wynn is opposing Ms. Wynn’s cross claim.

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

On each of February 14, 2013 and February 13, 2014, Wynn Resorts issued a check to Aruze in the amount of $38.7 million, representing the interest payments due on the Redemption Note at those times. However, those checks were not cashed. The parties engaged in discussions regarding the terms of an escrow agreement, in accordance with a prior court order. However, in February 2014, the Okada Parties advised of their intent to deposit any checks for interest and principal, past and future, due under the terms of the Redemption Note to the clerk of the court for deposit into the clerk’s trust account. On March 17, 2014, the parties stipulated that the checks be returned to Wynn Resorts for reissue in the same amounts, payable to the clerk of the court for deposit into the clerk's trust account. Pursuant to the stipulation, on March 20, 2014, Wynn Resorts delivered to the clerk of the court the reissued checks that were deposited into the clerk's trust account and filed a notice with the court with respect to the same.

On April 8, 2013, the United States Attorney’s Office and the U.S. Department of Justice filed a Motion to Intervene and for Temporary and Partial Stay of Discovery in the Redemption Action. The parties had been engaged in discovery at the time of the filing. The motion stated that the federal government has been conducting a criminal investigation of the Okada Parties involving the “same underlying allegations of misconduct-that is, potential violations of the Foreign Corrupt Practice Act and related fraudulent conduct-that form the basis of” Wynn Resorts’ complaint, as amended, in the Redemption Action. The motion

WYNN LAS VEGAS, LLC AND SUBSIDIARIES
(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

sought to stay all discovery in the Redemption Action related to the Okada Parties’ allegedly unlawful activities in connection with their casino project in the Philippines until the conclusion of the criminal investigation and any resulting criminal prosecution, with an interim status update to the court in six months. At a hearing on May 2, 2013, the court granted the motion and ordered that all discovery in the Redemption Action be stayed for a period of six months (the “Stay”). On May 30, 2013, Elaine Wynn filed a motion for partial relief from the Stay, to allow her to conduct limited discovery related to her cross and counterclaims. The Wynn Parties opposed the motion so as to not interfere with the United States government’s investigation. At a hearing on August 1, 2013, the court denied the motion. On October 29, 2013, the United States Attorney’s Office and the U.S. Department of Justice filed a Motion to Extend the Stay for a further period of six months. At a hearing on October 31, 2013, the court granted the requested extension based upon an affidavit provided under seal that outlined, among other things, concerns for witness safety. The court did, however, order the parties to exchange written discovery propounded prior to May 2, 2013, including discovery related to the Elaine Wynn cross and counterclaims referred to above. The extended Stay expired on May 5, 2014. On April 29, 2014, the United States Attorney's Office and the U.S. Department of Justice filed a Motion for a Second Extension of Temporary Stay of Discovery for a further six months. At a hearing on May 1, 2014, the court denied the motion. On September 22, 2014, the court entered a new stipulation between the parties for discovery schedule with closing on August 1, 2016.

On September 16, 2014, Aruze filed a motion for partial summary judgment related to its counterclaim alleging Wynn Resorts' directors violated the terms of the Articles by failing to pay Aruze fair value for the redeemed shares. At a hearing held on October 21, 2014, the court denied Aruze's motion.

On October 10, 2014, the Okada Parties filed a motion for partial judgment on the pleadings principally to seek dismissal of certain breach of fiduciary claims against Mr. Okada included in Wynn Resorts' Complaint. The Wynn Parties filed their opposition on October 27, 2014, and the Okada Parties were required to file their reply on November 5, 2014. A court hearing regarding this motion is set for November 13, 2014.

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

Litigation Commenced by Kazuo Okada

Japan Action:

On August 28, 2012, Mr. Okada, Universal Entertainment Corporation and Okada Holdings (“Okada Japan Parties”) filed a complaint in Tokyo District Court against the Wynn Parties, alleging that the press release issued by Wynn Resorts with respect to the redemption has damaged plaintiffs’ social evaluation and credibility. The Okada Japan Parties seek damages and legal fees from the Wynn Parties. After asking the Okada Japan Parties to clarify the allegations in their complaint, the Wynn Parties objected to the jurisdiction of the Japanese court. On April 30, 2013, the Wynn Parties filed a memorandum in support of their jurisdictional position. On October 21, 2013, the court dismissed the action on jurisdictional grounds. On November 1, 2013, the Okada Japan Parties filed an appeal moving the matter to the Tokyo High Court. On June 11, 2014, the Tokyo High Court ruled in favor of the Wynn Parties and upheld the motion for dismissal. On June 25, 2014, the Okada Japan Parties filed a notice of appeal to the Supreme Court of Japan. On October 28, 2014, the Wynn Parties received a copy of the brief that the Okada Japan Parties had filed to explain why they believe the Supreme Court of Japan should hear the case. The Wynn Parties plan to file a reply brief by November 27, 2014.

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

Related Investigations and Derivative Litigation

Investigations:

In the U.S. Department of Justice’s Motion to Intervene and for Temporary and Partial Stay of Discovery in the Redemption Action, the Department of Justice states in a footnote that the government also has been conducting a criminal investigation into Wynn Resorts’ previously disclosed donation to the University of Macau. Wynn Resorts has not received any target letter or subpoena in connection with such an investigation. Wynn Resorts intends to cooperate fully with the government in response to any inquiry related to the donation to the University of Macau.

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

WYNN LAS VEGAS, LLC AND SUBSIDIARIES
(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The Federal Plaintiffs filed a consolidated complaint on August 6, 2012, asserting claims for: (1) breach of fiduciary duty; (2) waste of corporate assets; (3) injunctive relief; and (4) unjust enrichment. The claims were against Wynn Resorts and all of Wynn Resorts’ directors, including Mr. Okada, however, the plaintiffs voluntarily dismissed Mr. Okada as a defendant in this consolidated action on September 27, 2012. The Federal Plaintiffs claimed that the individual defendants breached their fiduciary duties and wasted assets by: (a) failing to ensure Wynn Resorts’ officers and directors complied with federal and state laws and Wynn Resorts’ Code of Conduct; (b) voting to allow Wynn Resorts’ subsidiary to make the donation to the University of Macau; and (c) redeeming Aruze’s stock such that Wynn Resorts incurs the debt associated with the redemption. The Federal Plaintiffs seek unspecified compensatory damages, restitution in the form of disgorgement, reformation of corporate governance procedures, an injunction against all future payments related to the donation/pledge, and all fees (attorneys, accountants, and experts) and costs. The directors responded to the consolidated complaint by filing a motion to dismiss on September 14, 2012. On February 1, 2013, the federal court dismissed the complaint for failure to plead adequately the futility of a pre-suit demand on the Board. The dismissal was without prejudice to the Federal Plaintiffs’ ability to file a motion within 30 days seeking leave to file an amended complaint. On April 9, 2013, the Federal Plaintiffs filed their amended complaint. Wynn Resorts and the directors filed their motion to dismiss the amended complaint on May 23, 2013. On March 13, 2014, the federal court granted the motion to dismiss and entered judgment in favor of Wynn Resorts and directors and against the Federal Plaintiffs without prejudice. On April 10, 2014, the Federal Plaintiffs filed a notice of appeal to the United States Court of Appeals for the Ninth Circuit. The Federal Plaintiffs' opening brief was filed on September 19, 2014, and the Company's response brief is due December 18, 2014.

The two state court actions brought by the following plaintiffs have also been consolidated: (1) IBEW Local 98 Pension Fund and (2) Danny Hinson (collectively, the “State Plaintiffs”). Through a coordination of efforts by all parties, the directors and Wynn Resorts (a nominal defendant) have been served in all of the actions. The State Plaintiffs filed a consolidated complaint on July 20, 2012 asserting claims for (1) breach of fiduciary duty; (2) abuse of control; (3) gross mismanagement; and (4) unjust enrichment. The claims are against Wynn Resorts and all of Wynn Resorts’ directors during the applicable period, including Mr. Okada, as well as Wynn Resorts’ Chief Financial Officer who signed financial disclosures filed with the SEC during the applicable periods. The State Plaintiffs claim that the individual defendants failed to disclose to Wynn Resorts’ stockholders the investigation into, and the dispute with director Okada as well as the alleged potential violations of the FCPA related to, the University of Macau Development Foundation donation. The State Plaintiffs seek unspecified monetary damages (compensatory and punitive), disgorgement, reformation of corporate governance procedures, an order directing Wynn Resorts to internally investigate the donation, as well as attorneys’ fees and costs. On October 13, 2012, the court entered the parties’ stipulation providing for a stay of the state derivative action for 90 days, subject to the parties’ obligation to monitor the progress of the pending litigation, discussed above, between Wynn Resorts (among others) and Mr. Okada (among others). Per the stipulation, Wynn Resorts and the individual defendants were not required to respond to the consolidated complaint while the stay remained in effect. Following the expiration of the stay, the State Plaintiffs advised Wynn Resorts and the individual defendants that they intended to resume the action by filing an amended complaint, which they did, on April 26, 2013. Wynn Resorts and directors filed their motion to dismiss on June 10, 2013. However, on July 31, 2013, the parties agreed to a stipulation that was submitted to, and approved by the court. The stipulation contemplates a stay of the consolidated state court derivative action of equal duration as the Stay entered by the court in the Redemption Action. On June 18, 2014, the court entered a new stipulation between the parties that provides for further stay of the state derivative action and directs the parties, within 45 days of the conclusion of the latter of the Redemption Action or the federal derivative action, to discuss how the state derivative action should proceed and to file a joint report with the court.

The individual defendants are vigorously defending against the claims pleaded against them in the state derivative action. Management has determined that based on proceedings to date, it is currently unable to determine the probability of the outcome of this action or the range of reasonably possible loss, if any.

Note 9 - Subsequent Event

On November 5, 2014, the Company distributed $74.9 million in cash to Wynn Resorts, Limited.

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

Overview

We are a developer, owner and operator of destination casino resorts. We currently own and operate Wynn Las Vegas | Encore (“Wynn Las Vegas”), a fully integrated destination casino resort in Las Vegas, Nevada. Wynn Las Vegas, located at the intersection of the Las Vegas Strip and Sands Avenue, occupies approximately 215 acres of land (of which approximately 140 acres comprise the Wynn Las Vegas golf course) fronting the Las Vegas Strip, and utilizes approximately 18 additional acres across Sands Avenue, a portion of which is improved with an employee parking garage, and approximately 5 acres adjacent to the golf course on which an office building is located. We lease 140 acres where the golf course is located, along with related water rights, from Wynn Resorts.

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

Key Operating Measures

Certain key operating statistics specific to the gaming industry are included in our discussions of the Company’s operational performance for the periods in which Condensed Consolidated Statements of Comprehensive Income (Loss) are presented. Below are definitions of the statistics discussed:

•	Table games win is the amount of drop that is retained and recorded as casino revenue.

•	Drop is the amount of cash and net markers issued that are deposited in a gaming table’s drop box.

•	Slot win is the amount of handle (representing the total amount wagered) that is retained and is recorded as casino revenue.

•	Average daily rate (“ADR”) is calculated by dividing total room revenue including promotional allowances (less service charges, if any) by total rooms occupied including complimentary rooms.

•	Revenue per available room (“REVPAR”) is calculated by dividing total room revenue including promotional allowances (less service charges, if any) by total rooms available.

•	Occupancy is calculated by dividing total occupied rooms, including complimentary rooms, by total rooms available.

Results of Operations

Third quarter 2014 results

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2014	2013	Percent Change	2014	2013	Percent Change
Net revenues	$428,145	$392,729	9.0	$1,260,858	$1,181,109	6.8
Net income (loss)	$15,667	$(27,309)	157.4	$57,888	$(77,078)	175.1
Adjusted Property EBITDA	$133,250	$106,515	25.1	$403,962	$362,529	11.4

During the three months ended September 30, 2014 net income was $15.7 million compared to a net loss of $27.3 million for the same period of 2013. The change was driven by a 9.0% increase in net revenues and operating margin improvement mainly resulting from a 26.9% reduction in depreciation and amortization expense.

During the nine months ended September 30, 2014 net income was $57.9 million compared to a net loss of $77.1 million for the same period of 2013. The change was primarily attributable to increases of 7.5% in casino revenues and 8.9% in room revenues, operating margin improvement which was driven by a 27.8% reduction in depreciation and amortization expense and the impact from financing activities in the prior year on our non-operating expenses.

Our net revenue performance for the quarter drove an increase of 25.1% in Adjusted Property EBITDA to $133.3 million for the three months ended September 30, 2014.

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

Financial results for the three months ended September 30, 2014 compared to the three months ended September 30, 2013.

Net revenues

Non-casino revenues consist of operating revenues from rooms, food and beverage, entertainment, retail and other, less promotional allowances. The following table presents net revenues from our casino revenues and non-casino revenues (in thousands).

	Three Months Ended September 30,
	2014	2013	Percent Change
Net revenues
Casino revenues	$178,623	$161,580	10.5
Non-casino revenues	249,522	231,149	7.9
	$428,145	$392,729	9.0

The percentage of our net revenues from non-casino revenues were 58.3% for the three months ended September 30, 2014 compared to 58.9% for the same period of 2013. Casino revenues were 41.7% of total net revenues for the three months ended September 30, 2014 compared to 41.1% of total net revenues for the same period of 2013.

Casino revenues

Casino revenues increased 10.5% to $178.6 million for the three months ended September 30, 2014, up from $161.6 million in the same period of 2013, primarily due to a 3.1 percentage point increase in table games win percentage partially offset by a decrease in table games volume with drop decreasing 5.2% year-over-year.

The table below sets forth our casino revenues and associated key operating measures related to our operations (in thousands except for win per unit per day and average number of table games and slots).

	Three Months Ended September 30,
	2014	2013	Increase/(Decrease)	Percent Change
Total casino revenues	$178,623	$161,580	$17,043	10.5
Average number of table games	235	236	(1)	(0.4)
Drop	$640,941	$676,287	$(35,346)	(5.2)
Table games win	$164,932	$152,842	$12,090	7.9
Table games win %	25.7%	22.6%	3.1
Table games win per unit per day	$7,619	$7,031	$588	8.4

Average number of slot machines	1,864	1,935	(71)	(3.7)
Slot machine handle	$788,131	$733,540	$54,591	7.4
Slot machine win	$47,446	$45,848	$1,598	3.5
Slot machine win per unit per day	$277	$258	$19	7.4

Non-casino revenues

Non-casino revenues increased 7.9%, or $18.4 million, to $249.5 million for the three months ended September 30, 2014, up from $231.1 million for the same period of 2013, primarily from a 5.8% increase in food and beverage revenues, 7.2% increase in room revenues and a 2.0% increase in entertainment, retail and other revenues.

Room revenues increased 7.2%, or $6.9 million, to $102.5 million for the three months ended September 30, 2014, up from $95.7 million for the same period of 2013, driven by a 6.8% increase in ADR from $250 to $267 and an occupancy increase of 1.4 percentage points.

The table below sets forth our room revenues and associated key operating measures related to our operations.

	Three Months Ended September 30,
	2014	2013	Percent Change (a)
Total room revenues (in thousands)	$102,544	$95,662	7.2
Occupancy	89.3%	87.9%	1.4
ADR	$267	$250	6.8
REVPAR	$238	$220	8.2
(a) Except occupancy, which is presented as a percentage point change.

Food and beverage revenues increased 5.8%, or $7.4 million, to $136.4 million for the three months ended September 30, 2014 compared to $129.0 million for the same period of 2013, mainly due to an increase in revenues at our nightclubs and restaurants.

Operating costs and expenses

Operating costs and expenses decreased 1.5%, or $5.4 million, to $358.2 million for the three months ended September 30, 2014 compared to $363.6 million for the same period of 2013.

Casino expenses were relatively flat with $77.6 million for the three months ended September 30, 2014 compared to $78.1 million for the same period of 2013 primarily due to an increase in gross gaming taxes offset by a reduction in the cost of complementaries and other casino expenses.

Rooms expense increased 17.2%, or $5.6 million, to $38.5 million for the three months ended September 30, 2014 from $32.8 million for the same period of 2013 due to certain room expenses incurred to maintain a premium guest experience and expenses associated with the increase in occupancy over the prior year.

Food and beverage expense increased 8.2%, or $6.6 million, to $87.4 million for the three months ended September 30, 2014, from $80.8 million for the same period of 2013. The increase in food and beverage expense is primarily a result of higher costs in the current period for entertainment at our nightclubs.

General and administrative expense increased 13.0%, or $7.9 million, to $68.9 million for the three months ended September 30, 2014, from $61.0 million for the same period of 2013 primarily attributable to an increase in corporate allocations, payroll related expenses and advertising.

Provision for doubtful accounts decreased 73.6%, or $6.5 million, to $2.3 million for the three months ended September 30, 2014, from $8.9 million for the same period of 2013. The decrease is a result of increased casino accounts receivables collections compared to the same period in the prior year.

Depreciation and amortization expense decreased 26.9%, or $16.6 million, to $45.1 million for the three months ended September 30, 2014 from $61.7 million for the same period of 2013. This decrease was primarily due to certain Encore assets with a five year useful life becoming fully depreciated.

Non-operating income and expenses

Interest expense decreased 9.9%, or $5.6 million, to $50.9 million for the three months ended September 30, 2014, compared to $56.5 million for the three months ended September 30, 2013. During 2013, we completed a principal repayment of $500 million 7 7/8% first mortgage notes through a cash tender offer and redemption of untendered notes and issued $500 million 4 1/4% senior notes. These financing activities resulted in a lower weighted average interest rate for the three months ended September 30, 2014 compared to same period of 2013.

We incurred a loss of $3.6 million on the extinguishment of debt for the three months ended September 30, 2014. During the three months ended September 30, 2014, the loss was for the premium paid on the purchase of our first mortgage notes due in 2020 through open market transactions and the write-off of related unamortized deferred financing costs. We incurred no loss from the extinguishment of debt for the three months ended September 30, 2013.
Financial results for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013.

Net revenues

The following table presents net revenues from our casino revenues and non-casino revenues (in thousands).

	Nine Months Ended September 30,
	2014	2013	Percent Change
Net revenues
Casino revenues	$516,436	$480,465	7.5
Non-casino revenues	744,422	700,644	6.2
	$1,260,858	$1,181,109	6.8

The percentage of our net revenues from non-casino revenues was 59.0% for the nine months ended September 30, 2014 compared to 59.3% for the same period of 2013. Casino revenues were 41.0% of total net revenues for the nine months ended September 30, 2014 compared to 40.7% of total net revenues for the same period of 2013.

Casino revenues

Casino revenues increased 7.5% to $516.4 million for the nine months ended September 30, 2014, up from $480.5 million in the same period of 2013 primarily driven by an increase in table games volume with drop increasing 1.3% year-over-year. Also contributing to the increase in casino revenues was an increase in slot revenues. Slot machine handle increased despite a 10.9% reduction in our average number of slot machines with an increase in slot machine win per unit per day of 17.5% from $234 to $275.

The table below sets forth our casino revenues and associated key operating measures related to our operations (in thousands except for win per unit per day and average number of table games and slots).

	Nine Months Ended September 30,
	2014	2013	Increase/(Decrease)	Percent Change
Total casino revenues	$516,436	$480,465	$35,971	7.5
Average number of table games	233	234	(1)	(0.4)
Drop	$1,917,424	$1,893,227	$24,197	1.3
Table games win	$470,720	$449,414	$21,306	4.7
Table games win %	24.5%	23.7%	0.8
Table games win per unit per day	$7,396	$7,027	$369	5.3

Average number of slot machines	1,855	2,082	(227)	(10.9)
Slot machine handle	$2,238,798	$2,142,738	$96,060	4.5
Slot machine win	$139,078	$132,821	$6,257	4.7
Slot machine win per unit per day	$275	$234	$41	17.5

Non-casino revenues

Non-casino revenues increased 6.2%, or $43.8 million, to $744.4 million for the nine months ended September 30, 2014, from $700.6 million for the same period of 2013 primarily from a 8.9% increase in room revenues, a 2.5% increase in food and beverage revenues and a 4.6% increase in entertainment, retail and other revenues.

Room revenues increased 8.9%, or $25.7 million, to $313.5 million for the nine months ended September 30, 2014, from $287.8 million for the same period of 2013 driven by a 6.2% increase in ADR and an occupancy increase of 2.6 percentage points from 85.9% to 88.5%.

The table below sets forth our room revenues and associated key operating measures related to our operations.

	Nine Months Ended September 30,
	2014	2013	Percent Change (a)
Total room revenues (in thousands)	$313,527	$287,789	8.9
Occupancy	88.5%	85.9%	2.6
ADR	$275	$259	6.2
REVPAR	$243	$222	9.5
(a) Except occupancy, which is presented as a percentage point change.

Food and beverage revenues increased 2.5%, or $9.6 million, to $400.6 million for the nine months ended September 30, 2014 compared to $391.0 million for the same period of 2013 primarily due to an increase in revenues from our restaurants.

Entertainment, retail and other revenues increased 4.6%, or $7.5 million, to $170.6 million for the nine months ended September 30, 2014 compared to $163.1 million for the same period of 2013 as a result of increased revenues in retail and other resort services.

Operating costs and expenses

Operating costs and expenses decreased 1.9%, or $20.1 million, to $1,042.0 million for the nine months ended September 30, 2014, from $1,062.0 million for the same period of 2013. The reduction in our operating costs and expenses was mainly a result of decreases in our depreciation and amortization expense and property charges and other, primarily offset by increases in all other operating cost line items.

Casino expense increased 1.2%, or $2.7 million, to $232.5 million for the nine months ended September 30, 2014, from $229.8 million for the same period of 2013, primarily due to an increase in gaming tax and other expenses associated with the revenue increase.

Room expense increased 11.0%, or $10.8 million, to $108.8 million for the nine months ended September 30, 2014 from $98.0 million for the same period of 2013. The increase in room expense was driven primarily by the increase in occupancy over the prior year.

Food and beverage expense increased 4.7%, or $11.3 million, to $253.1 million for the nine months ended September 30, 2014, from $241.8 million for the same period of 2013. The increase in food and beverage expenses is primarily a result of higher costs in the current period for entertainment at our nightclubs.

General and administrative expense increased 6.0%, or $10.9 million, to $193.2 million for the nine months ended September 30, 2014, up from $182.3 million for the same period of 2013 primarily attributable to an increase in corporate allocations, payroll related expenses and other administrative expenses.

Provision for doubtful accounts increased 56.1%, or $1.7 million, to $4.8 million for the nine months ended September 30, 2014, from $3.1 million for the same period of 2013. The increase is a result of recorded adjustments to our reserve estimates for casino accounts receivable in the prior year based upon historical collection patterns.

Depreciation and amortization decreased 27.8%, or $51.6 million, to $133.9 million for the nine months ended September 30, 2014 from $185.4 million for the same period of 2013. This significant decrease was primarily due to certain Encore assets with a five year useful life becoming fully depreciated at the end of 2013.

Property charges and other were minimal for the nine months ended September 30, 2014 compared to $10.1 million for the same period in 2013. Property charges and other for the nine months ended September 30, 2013 were for fees associated with the termination of a contract and miscellaneous renovations and abandonments at our resort.

Non-operating income and expenses

Interest expense decreased 9.3%, or $15.8 million, to $154.1 million for the nine months ended September 30, 2014, compared to $169.9 million for the nine months ended September 30, 2013. During 2013, we completed a principal repayment of $500 million 7 7/8% first mortgage notes through a cash tender offer and redemption of untendered notes and issued $500 million 4 1/4% senior notes. These financing activities resulted in a lower weighted average interest rate for the nine months ended September 30, 2014 compared to same period of 2013.

We incurred a loss of $7.4 million on the extinguishment of debt for the nine months ended September 30, 2014, compared to a loss of $26.6 million for the same period of 2013. During the nine months ended September 30, 2014, the loss was for the premium paid on the purchase of our first mortgage notes due in 2020 through open market transactions and the write-off of related unamortized deferred financing costs and original issue discount. During the nine months ended September 30, 2013, the loss was primarily the result of the premium paid in the cash tender offer of our first mortgage notes due in 2017 and the write-off of related unamortized deferred financing costs and original issue discount.

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

The following table presents a reconciliation of Adjusted Property EBITDA to net income (loss) (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Adjusted Property EBITDA	$133,250	$106,515	$403,962	$362,529
Other operating costs and expenses
Depreciation and amortization	45,148	61,720	133,864	185,425
Property charges and other	(457)	276	(636)	10,095
Corporate expenses and other	17,789	13,271	49,091	41,311
Stock-based compensation	838	2,149	2,773	6,629
Total	63,318	77,416	185,092	243,460
Operating income	69,932	29,099	218,870	119,069
Non-operating income and expenses
Interest income	6	15	21	69
Interest expense	(50,875)	(56,459)	(154,060)	(169,856)
Loss on extinguishment of debt	(3,572)	—	(7,355)	(26,578)
Equity in income from unconsolidated affiliates	176	36	412	218
Total	(54,265)	(56,408)	(160,982)	(196,147)
Net income (loss)	$15,667	$(27,309)	$57,888	$(77,078)

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

Net cash provided by operations for the nine months ended September 30, 2014, was $229.0 million compared to $140.0 million for the nine months ended September 30, 2013. During the nine months ended September 30, 2014, the increase in our cash provided by operations was primarily from increased operating income that was driven by stronger operating results in the casino department.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2014 was $36.4 million compared to $31.2 million used in investing activities for the same period in 2013. The majority of cash used in both years was for capital expenditures related to general property maintenance.

Financing Activities

Net cash used in financing activities was $76.0 million for the nine months ended September 30, 2014 primarily attributable to the repurchase of $68.4 million in principal plus interest of our first mortgage notes through open market transactions.  Net cash used in financing activities of $42.7 million for the nine months ended September 30, 2013 was primarily for principal payments of $275.8 million on long-term debt and the restriction of $243.0 million for purposes of redeeming first mortgage notes, offset by proceeds of $500.0 million from the issuance of senior notes.

Capital Resources

At September 30, 2014, we had $347.7 million of cash and cash equivalents available for use without restriction, including for operations, debt service and extinguishment, new development activities, enhancements to our property and general corporate purposes. On November 5, 2014, we distributed $74.9 million in cash to Wynn Resorts, Limited as permitted by our indentures. We require a certain amount of cash on hand for operations. We anticipate such funds, together with any additional borrowings and cash generated from operations, will satisfy our liquidity needs over the next twelve months.

Off Balance Sheet Arrangements

We have not entered into any transactions with special purpose entities nor do we engage in any derivatives. We do not have any retained or contingent interest in assets transferred to an unconsolidated entity. At September 30, 2014, we had unsecured outstanding letters of credit totaling $16.7 million.

Contractual Obligations and Commitments

There have been no material changes outside the ordinary course of our business during the nine months ended September 30, 2014 to our contractual obligations or off balance sheet arrangements as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013, except as discussed above under “Financing Activities.”

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

Critical Accounting Policies and Estimates

A description of our critical accounting policies is included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2013. There has been no material change to these policies for the nine months ended September 30, 2014.

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

Forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those we express in these forward-looking statements, including the risks and uncertainties in Item 1A – "Risk Factors" and other factors we describe from time to time in our periodic filings with the SEC, such as:

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

Interest Rate Sensitivity

As of September 30, 2014, our long-term debt was essentially based on fixed rates.

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

Part II – OTHER INFORMATION

Item 1A. Risk Factors

A description of our risk factors can be found in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013. There were no material changes to those risk factors during the nine months ended September 30, 2014.

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

Item 6. Exhibits
(a)Exhibits
EXHIBIT INDEX

Exhibit No.	Description

*3.1	Third Amended and Restated Articles of Organization of Wynn Las Vegas, LLC.

3.2	Second Amended and Restated Operating Agreement of Wynn Las Vegas, LLC. (1)

*31.1	Certification of Principal Executive Officer of Periodic Report Pursuant to Rule 13a – 14(a) and Rule 15d – 14(a).

*31.2	Certification of Principal Financial Officer of Periodic Report Pursuant to Rule 13a – 14(a) and Rule 15d – 14(a).

*32	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350.

*101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed with the SEC on November 7, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2014 and 2013, (ii) the Condensed Consolidated Balance Sheets at September 30, 2014 and December 31, 2013, (iii) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013, and (iv) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith

(1)	Previously filed with the Registration Statement on Form S-4 filed by the Registrant on April 13, 2005 (File No. 333-124052) and incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WYNN LAS VEGAS, LLC

Dated: November 7, 2014	By:	/s/ Scott Peterson
Scott Peterson
Senior Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)