Form 10-K
period 2014-12-31
WYNN LAS VEGAS LLC
filed 2015-02-27
CIK 1180638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

The aggregate market value of the registrant’s voting and non-voting interests held by non-affiliates on June 30, 2014 was $0. Wynn Resorts Holdings, LLC owns all of the membership interests of the registrant.
The registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

PART I

Item 1. Business

Overview

Wynn Las Vegas, LLC (together with subsidiaries "we" or the "Company"), is developer, owner and operator of destination casino resorts (integrated resorts). We currently own and operate Wynn Las Vegas | Encore (“Wynn Las Vegas”), an integrated resort on the “Strip” in Las Vegas, Nevada. Wynn Las Vegas, LLC, a Nevada limited liability company, was formed on April 17, 2001. The sole member of the Company is Wynn Resorts Holdings, LLC (“Holdings”). The sole member of Holdings is Wynn Resorts, Limited (“Wynn Resorts”).

Wynn Las Vegas Capital Corp. (“Wynn Capital”) is a wholly owned subsidiary of Wynn Las Vegas, LLC, incorporated on June 3, 2002, solely for the purpose of obtaining financing for Wynn Las Vegas. Wynn Capital is authorized to issue 2,000 shares of common stock, par value $0.01. At December 31, 2014, the Company owned the one share that was issued and outstanding. Wynn Capital has neither any significant net assets nor any operating activity. Its sole function is to serve as the co-issuer of the mortgage notes described below.

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

Wynn Las Vegas

Wynn Las Vegas opened on April 28, 2005. On December 22, 2008, we opened Encore at Wynn Las Vegas, an expansion of Wynn Las Vegas. We refer to the integrated Wynn Las Vegas and Encore at Wynn Las Vegas resort as “Wynn Las Vegas | Encore” or as our “Las Vegas Operations.” Wynn Las Vegas | Encore is located at the intersection of the Las Vegas Strip and Sands Avenue, and occupies approximately 215 acres of land fronting the Las Vegas Strip. In addition, we own approximately 18 acres across Sands Avenue, a portion of which is improved with an employee parking and an office building, and use approximately 5 acres adjacent to the golf course on which an office building is located.

Wynn Las Vegas | Encore features the following as of February 13, 2015:

•
Approximately 186,000 square feet of casino space, offering 24-hour gaming and a full range of games with 232 table games and 1,849 slot machines, private gaming salons, a sky casino, a poker room, and a race and sports book;

•	Two luxury hotel towers with a total of 4,748 spacious guest rooms, suites and villas;

•	34 food and beverage outlets featuring signature chefs;

•
Approximately 99,000 square feet of high-end, brand-name retail shopping, including stores and boutiques by Alexander McQueen, Brioni, Cartier, Chanel, Chloé, Chopard, Dior, Givenchy, Graff, Hermes, IWC Schaffhausen, Jaeger-LeCoultre, Loro Piana, Louis Vuitton, Manolo Blahnik, Nicholas Kirkwood, Oscar de la Renta, Piaget, Rolex, Vertu and others;

•	Approximately 290,000 square feet of meeting and convention space;

•	3 nightclubs and a beach club;

•	Specially designed theater presenting “Le Rêve-The Dream,” a water-based theatrical production and a theater presenting "Steve Wynn's Showstoppers," a Broadway-style entertainment production;

•	Recreation and leisure facilities, including an 18-hole golf course, swimming pools, private cabanas and two full service spas and salons;

•	A Ferrari and Maserati automobile dealership; and

•	Wedding chapels.

Construction and Other Development

In response to our evaluation of our property and the reaction of our guests, we have made and expect to continue to remodel and make enhancements and refinements to our resort.

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

Mr. Wynn and his team bring significant experience in designing, developing and operating casino resorts. The senior executive team has an average of over 25 years of experience in the hotel and gaming industries. We also have an approximately 120-person design, development and construction affiliate, the senior management of which has significant experience in all major construction disciplines.

For the ninth consecutive year, The Tower Suites at Wynn Las Vegas has received the Forbes five-star distinction. The Spa at Wynn Las Vegas earned five-star recognition from Forbes for the seventh year in a row. For the sixth consecutive year, the Encore Tower Suites and the Spa at Encore are also recipients of the Forbes five-star distinction. In addition, a number of restaurants in our resorts have earned star distinction from Forbes, with 32 stars in total for the current year.

Market and Competition

Las Vegas is the largest gaming market in the United States. During 2014, the economic environment in the gaming and hotel markets in Las Vegas continued to improve with increased visitation and hotel room demand. During 2014, the average daily room rate increased 5.2%, visitation increased 3.7% to 41.1 million visitors, and Las Vegas Strip gaming revenues decreased by 2.1% from $6.5 billion for the year ended December 31, 2013 to $6.4 billion for the year ended December 31, 2014. During 2013, the average daily room rate increased 2.4%, visitation remained relatively flat at 39.7 million visitors, and Las Vegas Strip gaming revenues increased 4.8%, all as compared to the year ended December 31, 2012. Las Vegas Strip resorts experienced 2014 year-over-year increases of 2.2% and 7.8% in occupancy and revenue per available room, respectively.

Wynn Las Vegas is located on the Las Vegas Strip and competes with other high-quality resorts and hotel casinos in Las Vegas. Our Las Vegas Operations also compete, to some extent, with other casino resorts throughout the United States, and elsewhere in the world. The legalization of casino gaming in or near metropolitan areas from which we attract customers could have a negative effect on our business. New or renovated casinos in Singapore, the Philippines, South Korea and Macau, could draw gaming customers away from Las Vegas.

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

Employees

As of December 31, 2014, we had approximately 9,600 full-time equivalent employees.

We entered into a ten year collective bargaining agreement with the Culinary and Bartenders Union local covering approximately 5,612 employees at Wynn Las Vegas that will expire in July 2015. We also entered into a ten year collective bargaining agreement with the Transportation Workers Union in November 2010, which covers 425 table games dealers at Wynn Las Vegas. Certain other unions may seek to organize the workers of our Las Vegas Operations.

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

On August 6, 2004, Holdings entered into agreements with Mr. Wynn that confirm and clarify its rights to use the “Wynn” surname and Mr. Wynn’s persona in connection with our casino resorts. Under a Surname Rights Agreement, Mr. Wynn has acknowledged Holdings’ exclusive, fully paid-up, perpetual, worldwide right to use, and to own and register trademarks and service marks incorporating, the “Wynn” surname for casino resorts and related businesses, together with the right to sublicense the name and marks to our affiliates. Under a Rights of Publicity License, Mr. Wynn has granted Holdings the exclusive, royalty-free, worldwide right to use his full name, persona and related rights of publicity for casino resorts and related businesses, together with the ability to sublicense the persona and publicity rights to our affiliates, until October 24, 2017. Holdings has entered into sublicense agreements with us relating to our use of Mr. Wynn’s name and persona, as well as other intellectual property.

For more information regarding the Company's intellectual property matters see Item 1A—“Risk Factors”

Forward-Looking Statements

We make forward-looking statements in this Annual Report on Form 10-K based upon the beliefs and assumptions of our management and on information currently available to us. Forward-looking statements include, but are not limited to, information about our possible or assumed future results of operations, which follow under the headings “Overview”, “Results of Operations” and “Liquidity and Capital Resources” and other statements throughout this report preceded by, followed by or that include the words “may,” “will,” “should,” “would,” “could,” “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “continue” or the negative of these terms or similar expressions.

Forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those we express in these forward-looking statements, including the risks and uncertainties in Item 1A—“Risk Factors” and other factors we describe from time to time in our periodic filings with the SEC, such as:

•	our dependence on Stephen A. Wynn;

•	decreases in levels of travel, leisure and consumer spending;

•	general global macroeconomic conditions;

•	potential violations of law by Mr. Kazuo Okada, a former shareholder of ours;

•	pending or future legal proceedings;

•	any violations by us of the anti-money laundering laws or Foreign Corrupt Practices Act;

•	our dependence on Wynn Las Vegas for all of our cash flow;

•	competition in the casino/hotel and resort industries and actions taken by our competitors;

•	our ability to maintain our customer relationships and collect and enforce gaming debts;

•	the impact that terrorism, regional political events, outbreak of an infectious disease or natural disaster may have on the travel and leisure industry;

•	regulatory or enforcement actions;

•	changes in gaming laws or regulations (including the legalization of gaming in certain jurisdictions);

•	our current and future insurance coverage levels;

•	our ability to protect our intellectual property rights;

•	leverage and debt service;

•	fluctuations in occupancy rates and average daily room rates;

•	adverse tourism trends given the current domestic and international economic conditions;

•	new development and construction activities of competitors;

•	changes in federal or state tax laws or the administration of such laws;

•	approvals under applicable jurisdictional laws and regulations (including gaming laws and regulations);

•	cybersecurity risk including misappropriation of customer information or other breaches of information security;

•	the effect of environmental regulation; and

•	the consequences of military conflicts and any future security alerts and/or terrorist attacks.

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

We have a substantial amount of consolidated debt in relation to our equity. As of December 31, 2014, we had total outstanding debt of approximately $3.0 billion, and may incur more in the future. Our substantial indebtedness could have important consequences. For example:

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

Our ability to maintain our competitive position is dependent to a large degree on the efforts, skills and reputation of Stephen A. Wynn, the Chairman of the Board, Chief Executive Officer and one of the principal stockholders of Wynn Resorts. In 2008, Wynn Resorts extended the term of Mr. Wynn’s employment agreement until October 2022. However, we cannot assure you that Mr. Wynn will remain with Wynn Resorts. If Wynn Resorts loses the services of Mr. Wynn, or if he is unable to devote sufficient attention to our operations for any other reason, our business may be significantly impaired.

Our business is particularly sensitive to reductions in discretionary consumer spending as a result of downturns in the economy.

Consumer demand for casino/hotel resorts, trade shows and conventions and for the type of luxury amenities that we offer is particularly sensitive to downturns in the economy which adversely impact discretionary spending on leisure activities. Changes in discretionary consumer spending or consumer preferences brought about by the factors such as perceived or actual general economic conditions, high unemployment, the housing foreclosure crisis, perceived or actual changes to disposable consumer income and wealth, an economic recession and changes in consumer confidence in the economy, or fears of war and future acts of terrorism could reduce customer demand for the luxury amenities and leisure activities we offer, and may have a significant negative impact on our operating results.

Our business relies on high-end international customers and may be affected by adverse political and economic conditions

A significant portion of our revenue at Wynn Las Vegas is attributable to high-end international customers, primarily from Asia. As a result, our operations are subject to significant political, economic and social risks inherent in doing business with customers from emerging markets. Any global economic disruption or contraction could impact the number of customers from this region who visit our property or the amount which they may be willing to spend.

Potential violations of law by Mr. Okada (former director and formerly the largest beneficial owner of Wynn Resorts’ shares) and his affiliates could have adverse consequences to Wynn Resorts.

On February 18, 2012, the Board of Directors of Wynn Resorts received a report from Freeh, Sporkin & Sullivan, LLP (the “Freeh Report”) detailing numerous instances of conduct constituting prima facie violations of the FCPA by Kazuo Okada (formerly the largest beneficial owner of our shares) and certain of his affiliates. See Item 3—“Legal Proceedings”, and Item 8—“Financial Statements and Supplementary Data”, Note 11 “Commitments and Contingencies.” Wynn Resorts has provided the Freeh Report to applicable regulators and has been cooperating with related investigations of such regulators. The conduct of Mr. Okada and his affiliates and the outcome of any resulting regulatory findings could have adverse consequences to Wynn

Resorts. A finding by regulatory authorities that Mr. Okada violated the FCPA on Company property and/or otherwise involved Wynn Resorts in criminal or civil violations could result in actions by regulatory authorities against Wynn Resorts. Relatedly, regulators have and may pursue separate investigations into Wynn Resorts’ compliance with applicable laws in connection with the Okada matter, as discussed in Item 3—“Legal Proceedings”. While Wynn Resorts believes that it is in full compliance with all applicable laws, any such investigations could result in actions by regulators against Wynn Resorts, which could negatively affect Wynn Resorts’ financial condition or results of operations.

Ongoing litigation and other disputes with Mr. Okada and certain of his affiliates could distract management and result in negative publicity and additional scrutiny of regulators.

There has been widespread publicity of the findings in the Freeh Report of prima facie violations of law by Mr. Okada and his affiliates, the Board of Director's unsuitability finding, the redemption of shares and related litigation. The actions, litigation, and publicity could reduce demand for shares of Wynn Resorts and Wynn Macau, Limited and thereby have a negative impact on the trading prices of their respective shares. The disputes may also lead to additional scrutiny from regulators, which could lead to investigations relating to, and possibly a negative impact on, Wynn Resorts’ gaming licenses, including the gaming licenses held by Wynn Las Vegas and possibly have a negative impact on Wynn Resorts’ ability to bid successfully for new gaming market opportunities. See Item 8—“Financial Statements and Supplementary Data”, Note 11 “Commitments and Contingencies.”

Any violation of applicable Anti-Money Laundering laws or regulations or the Foreign Corrupt Practices Act could adversely affect our business, performance, prospects, value, financial condition, and results of operations.

We deal with significant amounts of cash in our operations and are subject to various reporting and anti-money laundering laws and regulations. Recently, U.S. governmental authorities have evidenced an increased focus on the gaming industry and compliance with anti-money laundering laws and regulations. The Company has been subject to governmental and regulatory inquiries about compliance with such laws and regulations and continues to cooperate with all such inquiries. Any violation of anti-money laundering laws or regulations could adversely affect our business, performance, prospects, value, financial condition, and results of operations.

Further, Wynn Resorts has operations, and a significant portion of its revenue is derived from customers, outside of the United States. Wynn Resorts and the Company are therefore subject to regulations imposed by the FCPA and other anti-corruption laws that generally prohibit U.S. companies and their intermediaries from offering, promising, authorizing or making improper payments to foreign government officials for the purpose of obtaining or retaining business. Violations of the FCPA and other anti-corruption laws, may result in severe criminal and civil sanctions as well as other penalties and the SEC and U.S. Department of Justice have increased their enforcement activities with respect such laws and regulations.

Internal control policies and procedures and employee training and compliance programs that we have implemented to deter prohibited practices may not be effective in prohibiting our directors, employees, contractors or agents from violating or circumventing our policies and the law. If we or our directors, employees or agents fail to comply with applicable laws or Company policies governing our operations, the Company may face investigations, prosecutions and other legal proceedings and actions which could result in civil penalties, administrative remedies and criminal sanctions. Any such government investigations, prosecutions or other legal proceedings or actions could adversely affect our business, performance, prospects, value, financial condition, and results of operations.

Mr. Okada failed to comply with internal training in these matters and failed to return to Wynn Resorts an executed Acknowledgment agreeing to comply with the Wynn Resorts Code of Business Conduct and Ethics. On February 19, 2012, Wynn Resorts’ filed a complaint in Nevada state court against Mr. Okada and other entities alleging, among other things, breach of fiduciary duty in connection with alleged violations of the FCPA. For information on such complaint, the Freeh Report, which detailed numerous instances of conduct constituting prima facie violations of FCPA by Mr. Okada and certain of his affiliates, and the redemption Aruze's shares, see Item 8—“Financial Statements and Supplementary Data”, Note 11 “Commitments and Contingencies.”

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

Wynn Las Vegas also competes with other casino/hotel facilities in other cities. The proliferation of gaming activities in other areas could significantly harm our business as well. In particular, the legalization or expansion of casino gaming in or near metropolitan areas from which we attract customers could have a negative effect on our business. In addition, new or renovated casinos in Macau or elsewhere in Asia could draw Asian gaming customers away from our Las Vegas Operations. Increased competition could result in a loss of customers, which may negatively affect our cash flows and results of operations.

Our business relies on high-end, international customers. We often extend credit, and we may not be able to collect gaming receivables from our credit players or credit play may decrease.

A significant portion of our table games revenue at Wynn Las Vegas is attributable to the play of a limited number of international customers. The loss or a reduction in the play of the most significant of these customers could have a material adverse effect on our business, financial condition, results of operations and cash flows. A downturn in economic conditions in the countries in which these customers reside could cause a further reduction in the frequency of visits by and revenue generated from these customers.

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

While gaming debts evidenced by a credit instrument, including what is commonly referred to as a “marker,” are enforceable under the current laws of Nevada, and judgments on gaming debts are enforceable in all states of the United States under the Full Faith and Credit Clause of the United States Constitution, other jurisdictions may determine that direct or indirect enforcement of gaming debts is against public policy. Although courts of some foreign nations will enforce gaming debts directly and the assets in the United States of foreign debtors may be used to satisfy a judgment, judgments on gaming debts from U.S. courts are not binding on the courts of many foreign nations. We cannot assure that we will be able to collect the full amount of gaming debts owed to us, even in jurisdictions that enforce them. Recent changes in economic conditions may make it more difficult to assess creditworthiness and more difficult to collect the full amount of any gaming debt owed to us. Our inability to collect gaming debts could have a significant negative impact on our operating results.

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

We are dependent on the willingness of our customers to travel. Only a small amount of our business is and will be generated by local residents. Most of our customers travel to reach our Las Vegas property. Acts of terrorism may severely disrupt domestic and international travel, which would result in a decrease in customer visits to Las Vegas, including to Wynn Las Vegas. Disruptions in air or other forms of travel as a result of any further terrorist act, outbreak of hostilities or escalation of war or worldwide infectious disease outbreak would have an adverse effect on our business and financial condition, results of operations or cash flows.

We are subject to extensive state and local regulation, and licensing and gaming authorities have significant control over our operations. The cost of compliance or failure to comply with such regulations and authorities could have a negative effect on our business.

The operations of Wynn Las Vegas are contingent upon our obtaining and maintaining all necessary licenses, permits, approvals, registrations, findings of suitability, orders and authorizations. The laws, regulations and ordinances requiring these licenses, permits and other approvals generally relate to the responsibility, financial stability and character of the owners and managers of gaming operations, as well as persons financially interested or involved in gaming operations. The scope of the approvals required to open and operate a facility is extensive. We received all approvals for the opening of Wynn Las Vegas | Encore; however, we are subject to ongoing regulation to maintain these operations.

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

We rely on information technology and other systems (including those maintained by third-parties with whom we contract to provide data services) to maintain and transmit large volumes of customer financial information, credit card settlements, credit card funds transmissions, mailing lists and reservations information and other personally identifiable information. We also maintain important internal company data such as personally identifiable information about our employees and information relating to our operations. The systems and processes we have implemented to protect customers, employees and company information are subject to the ever-changing risk of compromised security. These risks include cyber and physical security breaches, system failure, computer viruses, and negligent or intentional misuse by customers, company employees, or employees of third party vendors. The steps we take to deter and mitigate these risks may not be successful and our insurance coverage for protecting against cybersecurity risks may not be sufficient. Our third-party information system service providers face risks relating to cybersecurity similar to ours, and we do not directly control any of such parties’ information security operations. A significant theft, loss or fraudulent use of customer or company data maintained by us or by a third-party service provider could have an adverse effect on our reputation, cause a material disruption to our operations and management team, and result in remediation expenses, regulatory penalties and litigation by customers and other parties whose information was subject to such attacks, all of which could have a material adverse effect on our business, results of operations and cash flows.

Our collection and use of personal data are governed by privacy laws and regulations and privacy law is an area that changes often and varies significantly by jurisdiction. Compliance with applicable privacy regulations may increase our operating costs and/or adversely impact our ability to market our products, properties and services to our guests. In addition, non-compliance with applicable privacy regulations by us (or in some circumstances non-compliance by third parties engaged by us) or a breach of security on systems storing our data may result in damage of reputation and/or subject us to fines, payment of damages, lawsuits or restrictions on our use or transfer of data.

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

Our ultimate parent company is Wynn Resorts. As of December 31, 2014, Mr. Wynn and Elaine P. Wynn own 10,026,708 shares and 9,608,334 shares, respectively, or in the aggregate approximately 19.4%, of Wynn Resorts’ outstanding common stock. As a result, Mr. Wynn and Elaine P. Wynn, to the extent they vote their shares in a similar manner, may be able to exert significant influence over all matters requiring our stockholders’ approval, including the approval of significant corporate transactions. In addition, until February 2012, Aruze owned 24,549,222 shares of Wynn Resorts’ outstanding common stock. On February 18, 2012, Wynn Resorts redeemed all of the shares of Wynn Resorts’ common stock held by Aruze For additional information on the redemption, see Item 8—“Financial Statements and Supplementary Data”, Note 11 “Commitments and Contingencies”.

Under the Amended and Restated Stockholders Agreement, dated as of January 6, 2010, by and among Stephen A. Wynn, Elaine P. Wynn and Aruze (the “Amended and Restated Stockholders Agreement”), Mr. Wynn and Elaine P. Wynn have agreed to vote the shares of Wynn Resorts’ common stock held by them subject to the terms of the Amended and Restated Stockholders Agreement in a manner so as to elect to our Board of Directors each of the nominees contained on each and every slate of directors endorsed by Mr. Wynn, which slate will include, subject to certain exceptions, Elaine P. Wynn. As a result of this voting arrangement, Mr. Wynn, as a practical matter, exercises significant influence over the slate of directors to be elected to Wynn Resorts’ Board of Directors. In addition, with stated exceptions, the Amended and Restated Stockholders Agreement requires the written consent of the other party prior to any party selling any shares of Wynn Resorts’ common stock that it owns.

In June 2012, in connection with the pending litigation between Wynn Resorts and Aruze, Elaine P. Wynn submitted a cross claim against Mr. Wynn and Kazuo Okada seeking to void the Amended and Restated Stockholders Agreement. The indentures governing the Company’s indebtedness provide that if Mr. Wynn, together with certain related parties, in the aggregate beneficially owns a lesser percentage of the outstanding common stock of Wynn Resorts than is beneficially owned by any other person, a change of control will have occurred. If Elaine Wynn prevails in her cross claim, Stephen A. Wynn would not beneficially own or control Elaine Wynn’s shares and a change in control may result under the Company’s debt documents. For additional information on the cross claim, see Item 8—“Financial Statements and Supplementary Data”, Note 6 “Long-Term Debt” and Note 11 “Commitments and Contingencies”.

In November 2006, the Board of Directors of Wynn Resorts approved an amendment of its bylaws that exempts future acquisitions of shares of Wynn Resorts’ common stock by either Mr. Wynn or Aruze from Nevada’s acquisition of controlling interest statutes. In light of the determination by the Board of Directors on February 18, 2012 that each of the Okada Parties is an “Unsuitable Person” under the Company’s articles of incorporation and the redemption and cancellation of Aruze’s shares of Company common stock, our Fifth Amended and Restated Bylaws amended these provisions to delete the reference to Aruze and its affiliates. The Nevada acquisition of controlling interest statutes require stockholder approval in order to exercise voting rights in connection with any acquisition of a controlling interest in certain Nevada corporations unless the articles of incorporation or bylaws of the corporation in effect on the 10th day following the acquisition of a controlling interest by certain acquiring persons provide that these statutes do not apply to the corporation or to the acquisition specifically by types of existing or future stockholders. These statutes define a “controlling interest” as (i) one-fifth or more but less than one-third, (ii) one-third or more but less than a majority, or (iii) a majority or more, of the voting power in the election of directors. As a result of the bylaw amendment, Mr. Wynn or his affiliates may acquire ownership of outstanding voting shares of Wynn Resorts permitting him or them to exercise more than one-third but less than a majority, or a majority or more, of all of the voting power of Wynn Resorts in the election of directors, without requiring a resolution of the stockholders of Wynn Resorts granting voting rights in the control shares acquired.

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

Item 6. Selected Financial Data

The following financial information for each of the five years ended December 31, 2014, 2013, 2012, 2011 and 2010 has been derived from our consolidated financial statements. This selected consolidated financial data should be read together with Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations”, our consolidated financial statements and related notes and other information contained in this Annual Report on Form 10-K. Operating results for the periods presented are not indicative of the results that may be expected for future years.

	Years Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands)
Consolidated Statements of Operations Data:
Net revenues	$1,637,826	$1,581,288	$1,487,606	$1,481,895	$1,296,556
Pre-opening costs	4,250	—	—	—	2,479
Operating income (loss)	270,489	167,050	74,027	101,319	(81,314)
Net income (loss)	57,037	(96,283)	(154,496)	(95,632)	(348,329)

	As of December 31,
	2014	2013	2012	2011	2010
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$266,360	$231,156	$148,415	$201,399	$52,540
Construction in progress	5,971	4,619	2,518	6,368	19,281
Total assets	3,472,931	3,576,648	3,669,881	4,035,398	4,108,516
Total long-term obligations (1)	3,201,522	3,305,306	3,272,853	2,632,164	2,730,738
Member’s equity (deficit)	(39,950)	(22,801)	67,085	1,010,307	1,098,502

(1)	Includes long-term debt, interest rate swap, long-term amounts due to affiliates, and other.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K.

Overview

We are a developer, owner and operator of destination casino resorts (integrated resorts). We currently own and operate Wynn Las Vegas | Encore (“Wynn Las Vegas”), an integrated destination casino resort in Las Vegas, Nevada. Wynn Las Vegas, located at the intersection of the Las Vegas Strip and Sands Avenue, occupies approximately 215 acres of land (of which approximately 140 acres constitute the Wynn Las Vegas golf course) fronting the Las Vegas Strip, and utilizes approximately 18 additional acres across Sands Avenue, a portion of which is improved with an employee parking garage, and approximately 5 acres adjacent to the golf course on which an office building is located. We lease 140 acres where the golf course is located, along with related water rights, from Wynn Resorts.

Our integrated Las Vegas resort of Wynn Las Vegas and Encore at Wynn Las Vegas features approximately 186,000 square feet of casino space with 232 table games, 1,849 slot machines and two luxury hotel towers with a total of 4,748 spacious guest rooms, suites and villas. Wynn Las Vegas | Encore includes 34 food and beverage outlets, approximately 99,000 square feet of retail space, approximately 290,000 square feet of meeting and convention space, an on-site 18 hole golf course, a Ferrari and Maserati dealership, as well as two showrooms, three nightclubs and a beach club.

In response to our evaluation of our property and the reactions of our guests, we have made and expect to continue to remodel and make enhancements and refinements to our resort.

Key Operating Measures

Certain key operating statistics specific to the gaming industry are included in our discussion of the Company’s operational performance for the periods in which a Consolidated Statement of Operations and Comprehensive Income (Loss) is presented. Below are definitions of the statistics discussed:

•	Table games win is the amount of drop that is retained and recorded as casino revenue.

•	Drop is the amount of cash and net markers issued that are deposited in a gaming table’s drop box.

•	Slot win is the amount of handle (representing the total amount wagered) that is retained and is recorded as casino revenue.

•	Average daily rate (“ADR”) is calculated by dividing total rooms revenue including promotional allowances (less service charges, if any) by total rooms occupied, including complimentary rooms.

•	Revenue per available room (“REVPAR”) is calculated by dividing total rooms revenue including promotional allowances (less service charges, if any) by total rooms available.

•	Occupancy is calculated by dividing total occupied rooms including complimentary rooms by total rooms available.

Results of Operations

Summary Annual Results

The following table summarizes our financial results for the periods presented (in thousands).

	Years Ended December 31,
	2014	2013	2012
Net revenues	$1,637,826	$1,581,288	$1,487,606
Net income (loss)	$57,037	$(96,283)	$(154,496)
Adjusted Property EBITDA	$515,196	$486,682	$408,472

During the year ended December 31, 2014 net income was $57.0 million compared to a net loss of $96.3 million for the same period of 2013. The change was mainly attributable to increases of 8.3% in rooms revenue and 3.0% in food and beverage revenues, operating margin improvement which was driven by a 26.8% reduction in depreciation and amortization expense and the impact from financing activities in the prior year on our non-operating expenses.

We recorded a net loss for the year ended December 31, 2013 of $96.3 million compared to a net loss of $154.5 million or the same period of 2012. Our results for the year ended December 31, 2013 were benefited by improved profits, primarily in the casino department where we experienced a higher table games win percentage from 21.9% to 25.1%.

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

Financial results for the year ended December 31, 2014 compared to the year ended December 31, 2013.

Net revenues

The following table presents net revenues from our casino revenues and non-casino revenues (in thousands).

	Years Ended December 31,
	2014	2013	Percent Change
Net revenues
Casino revenues	$687,440	$682,787	0.7
Non-casino revenues	950,386	898,501	5.8
	$1,637,826	$1,581,288	3.6

The percentage of our net revenues from non-casino revenues was 58.0% for the year ended December 31, 2014 compared to 56.8% for the same period of 2013. Casino revenues were 42.0% of total net revenues for the year ended December 31, 2014 compared to 43.2% of total net revenues for the same period of 2013.

Casino revenues

Casino revenues increased slightly from $682.8 million for the year ended December 31, 2013 compared to $687.4 million for the year ended December 31, 2014. The increase in casino revenue is primarily attributable to the increase in slot machine win, partially offset by a reduction in table games, revenue, net of discounts.

The table below sets forth our casino revenues and associated key operating measures related to our operations (in thousands except for win per unit per day and average number of table games and slots).

	Years Ended December 31,
	2014	2013	Increase/ (Decrease)	Percent Change
Total casino revenues	$687,440	$682,787	$4,653	0.7
Average number of table games	232	233	(1)	(0.4)
Drop	$2,556,452	$2,617,634	$(61,182)	(2.3)
Table games win	$623,968	$657,927	$(33,959)	(5.2)
Table games win %	24.4%	25.1%	(0.7)
Table games win per unit per day	$7,354	$7,729	$(375)	(4.9)

Average number of slot machines	1,858	2,030	(172)	(8.5)
Slot machine handle	$3,008,563	$2,874,646	$133,917	4.7
Slot machine win	$186,458	$177,452	$9,006	5.1
Slot machine win per unit per day	$275	$239	$36	15.1

Non-casino revenues

Non-casino revenues increased 5.8%, or $51.9 million, to $950.4 million for the year ended December 31, 2014, from $898.5 million for the same period of 2013 mainly from an 8.3% increase in rooms revenue, a 3.0% increase in food and beverage revenues and a 3.5% increase in entertainment, retail and other revenues.

Rooms revenue increased 8.3%, or $31.4 million, to $409.0 million for the year ended December 31, 2014, from $377.6 million for the same period of 2013 driven by a 6.2% increase in ADR and an occupancy increase of 2.3 percentage points from 84.6% to 86.9%.

The table below sets forth our rooms revenue and associated key operating measures related to our operations.

	Years Ended December 31,
	2014	2013	Percent Change (a)
Total rooms revenue (in thousands)	$408,981	$377,592	8.3
Occupancy	86.9%	84.6%	2.3
ADR	$274	$258	6.2
REVPAR	$238	$218	9.2
(a) Except occupancy, which is presented as a percentage point change.

Food and beverage revenues increased 3.0%, or $14.8 million, to $503.8 million for the year ended December 31, 2014 compared to $489.1 million for the same period of 2013 primarily due to an increase in revenue from restaurants.

Entertainment, retail and other revenues increased 3.5%, or $7.7 million, to $228.1 million for the year ended December 31, 2014 compared to $220.4 million for the same period of 2013 as a result of increased revenues in retail and other resort services.

Operating costs and expenses

Operating costs and expenses decreased 3.3%, or $46.9 million, to $1,367.3 million for the year ended December 31, 2014 compared to $1,414.2 million for the same period of 2013. The reduction in our operating costs and expenses was primarily a result of decreases in our depreciation and amortization expense and property charges and other, offset by increases in rooms expense, general and administrative expense and food and beverage expense.

Casino expenses decreased 1.5%, or $4.7 million, to $311.1 million for the year ended December 31, 2014 compared to $315.8 million for the same period of 2013 mainly due to a reduction in the cost of complementaries and other casino expenses.

Rooms expense increased 11.1%, or $14.3 million, to $143.9 million for the year ended December 31, 2014 from $129.6 million for the same period of 2013. The increase in rooms expense was due to certain rooms expense incurred to maintain a premium guest experience and expenses associated with the increase in occupancy over the prior year.

Food and beverage expense increased 3.3%, or $10.0 million, to $318.0 million for the year ended December 31, 2014 from $308.0 million for the same period of 2013. The increase in food and beverage expense is primarily a result of higher costs in the current period for entertainment at our nightclubs.

General and administrative expense increased 4.7%, or $11.5 million, to $254.6 million for the year ended December 31, 2014 from $243.1 million for the same period of 2013 primarily attributable to an increase in corporate allocations and other administrative expenses.

Depreciation and amortization expense decreased 26.8%, or $65.7 million, to $179.4 million for the year ended December 31, 2014 from $245.1 million for the same period of 2013. This significant decrease was primarily due to certain Encore assets with a five year useful life becoming fully depreciated at the end of 2013.

We incurred pre-opening costs of $4.3 million for the year ended December 31, 2014 in connection with a developed theatrical production prior to its opening in December 2014.

Property charges and other were $(4.9) million for the year ended December 31, 2014 compared to $12.2 million for the same period in 2013. Property charges and other for the year ended December 31, 2014 included a gain related to the sale of an aircraft partially offset by miscellaneous renovations and abandonments at our resort. Property charges and other for the year ended December 31, 2013 included the termination of a contract, miscellaneous renovations and abandonments at our resort and entertainment development costs.

Non-operating income and expenses

Interest expense decreased 8.4%, or $18.8 million, to $204.3 million for the year ended December 31, 2014, compared to $223.2 million for the year ended December 31, 2013. During 2013, we completed a principal repayment of $500 million 7 7/8% first mortgage notes through a cash tender offer and redemption of untendered notes and issued $500 million 4 1/4% senior notes. In addition, our interest expense associated with our first mortgage notes reduced year-over-year as a result of open market repurchases we made during 2014. These financing activities resulted in a lower weighted average interest rate for the year ended December 31, 2014 compared to same period of 2013.

We incurred a loss of $9.6 million on the extinguishment of debt for the year ended December 31, 2014, compared to a loss of $40.4 million for the same period of 2013. During the year ended December 31, 2014, the loss was for the premium paid on the purchase of our first mortgage notes due in 2020 through open market transactions and the write-off of related unamortized deferred financing costs and original issue discount. During the year ended December 31, 2013, the loss was primarily the result of the premium paid in the cash tender offer of our first mortgage notes due in 2017 and the write-off of related unamortized deferred financing costs and original issue discount.

Financial results for the year ended December 31, 2013 compared to the year ended December 31, 2012.

Net Revenues

The following table presents net revenues from our casino revenues and non-casino revenues (in thousands).

	Years Ended December 31,
	2013	2012	Percent Change
Net revenues
Casino revenues	$682,787	$592,308	15.3
Non-casino revenues	898,501	895,298	0.4
	$1,581,288	$1,487,606	6.3

The percentage of our net revenues from non-casino revenues was 56.8% for the year ended December 31, 2013 compared to 60.2% for the same period of 2012. Casino revenues were 43.2% of total net revenues for the year ended December 31, 2013 compared to 39.8% of total net revenues for the same period of 2012.

Casino revenues

Casino revenues increased 15.3% to $682.8 million for the year ended December 31, 2013, up from $592.3 million in the same period of 2012 primarily driven by an increase in table games volume and a 3.2 percentage point increase in our table games win percentage.

The table below sets forth key gaming statistics related to our operations (in thousands, except for win per unit per day and average number of table games and slots).

	Years Ended December 31,
	2013	2012	Increase/ (Decrease)	Percent Change
Total casino revenues	$682,787	$592,308	$90,479	15.3
Average number of table games	233	220	13	5.9
Drop	$2,617,634	$2,591,833	$25,801	1.0
Table games win	$657,927	$567,014	$90,913	16.0
Table games win %	25.1%	21.9%	3.2
Table games win per unit per day	$7,729	$7,031	$698	9.9

Average number of slot machines	2,030	2,358	(328)	(13.9)
Slot machine handle	$2,874,646	$2,908,678	$(34,032)	(1.2)
Slot machine win	$177,452	$177,420	$32	—
Slot machine win per unit per day	$239	$206	$33	16.0

Non-casino revenues

Non-casino revenues were relatively flat with $898.5 million for the year ended December 31, 2013 compared to $895.3 million for the same period of 2012 primarily due to an increase in rooms revenue offset by a decrease in entertainment, retail and other revenue.

Rooms revenue increased 4.2%, or $15.3 million, to $377.6 million for the year ended December 31, 2013 compared to $362.3 million for the same period of 2012, driven by an increase in ADR and occupancy.

The table below sets forth our rooms revenue and associated key operating measures related to our operations.

	Years Ended December 31,
	2013	2012	Percent Change (a)
Total rooms revenue (in thousands)	$377,592	$362,317	4.2
Occupancy	84.6%	82.9%	1.7
ADR	$258	$252	2.4
REVPAR	$218	$209	4.3
(a) Except occupancy, which is presented as a percentage point change.

Food and beverage revenues were relatively flat with $489.1 million for the year ended December 31, 2013, from $491.0 million for the same period of 2012.

Entertainment, retail and other revenues decreased 3.6%, or $8.2 million, to $220.4 million for the year ended December 31, 2013, from $228.6 million for the same period of 2012, driven by a decrease in entertainment revenues from the a show that ended its run in November 2012.

Operating costs and expenses

Operating costs and expenses, in total, were relatively flat with $1,414.2 million for the year ended December 31, 2013 compared to $1,413.6 million for the same period of 2012.

Casino expenses increased 2.6%, or $8.0 million, to $315.8 million for the year ended December 31, 2013, from $307.8 million for the same period of 2012. The increase was commensurate with the increase in casino revenue.

Rooms expense increased 4.5%, or $5.6 million, to $129.6 million for the year ended December 31, 2013 from $124.0 million for the same period of 2012. The increase was commensurate with the increase in rooms revenue.

Food and beverage expense increased 6.2%, or $17.8 million, to $308.0 million for the year ended December 31, 2013, from $290.1 million for the same period of 2012. The increase in food and beverage expense was driven primarily by additional nightclub promotional costs over the prior year.

General and administrative expense increased 5.1%, or $11.9 million, to $243.1 million for the year ended December 31, 2013, from $231.2 million for the same period of 2012. The increase was primarily due to intercompany golf course and water rights lease expense that began in September 2012 as well as advertising and other administrative costs.

Provision for doubtful accounts decreased 58.8%, or $10.8 million, to $7.5 million for the year ended December 31, 2013, from $18.3 million for the same period of 2012. The decrease is a result of increased casino accounts receivables collections compared to the same period in the prior year.

Depreciation and amortization expense decreased 2.0%, or $5.0 million, to $245.1 million for the year ended December 31, 2013 from $250.2 million for the same period of 2012. The decrease was due to the “Le Rêve” show production rights becoming fully amortized in the first half of 2013.

Property charges and other expense decreased 58.9%, or $17.4 million, to $12.2 million for the year ended December 31, 2013 from $29.6 million for the same period of 2012. Property charges for the year ended December 31, 2013 included the termination of a contract, miscellaneous renovations and abandonments at our resort complex and entertainment development costs. Property charges and other for the year ended December 31, 2012, include the remodel of one restaurant, termination costs associated with a show that ended its run in November 2012, and miscellaneous renovations and abandonments at our resort.

Non-operating income and expenses

Interest expense remained relatively flat with $223.2 million for the year ended December 31, 2013 compared to $224.3 million for the same period of 2012.

We incurred a loss of $40.4 million on the extinguishment of debt for the year ended December 31, 2013, compared to a loss of $7.4 million for the same period of 2012. During the year ended December 31, 2013, the loss was primarily the result of the premium paid in the cash tender offer of our first mortgage notes due in 2017 and the write-off of related unamortized deferred financing costs and original issue discount. During the year ended December 31, 2012, the loss was primarily the result of an amendment of our bank credit facilities in March 2012 and subsequent termination of the credit agreement in September 2012.

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

The following table presents a reconciliation of Adjusted Property EBITDA to net income (loss) (in thousands):

	Years Ended December 31,
	2014	2013	2012
Adjusted Property EBITDA	$515,196	$486,682	$408,472
Other operating costs and expenses
Pre-opening costs	4,250	—	—
Depreciation and amortization	179,394	245,119	250,153
Property charges and other	(4,915)	12,162	29,563
Corporate expenses and other	61,636	55,954	49,438
Stock-based compensation	4,342	6,397	5,291
Total	244,707	319,632	334,445
Operating income	270,489	167,050	74,027
Non-operating income and expenses
Interest income	27	80	626
Interest expense	(204,345)	(223,185)	(224,271)
Increase in swap fair value	—	—	2,260
Loss on extinguishment of debt	(9,569)	(40,435)	(7,449)
Equity in income from unconsolidated affiliates	435	207	311
Total	(213,452)	(263,333)	(228,523)
Net income (loss)	$57,037	$(96,283)	$(154,496)

Liquidity and Capital Resources

Operating Activities

Our operating cash flows primarily consist of our operating income generated by our resort (excluding depreciation and amortization and other non-cash charges), interest paid and earned, and changes in working capital accounts such as receivables, inventories, prepaid expenses, and payables. Our table games play is a mix of cash play and credit play, while our slot machine play is conducted primarily on a cash basis. A significant portion of our table games revenue is attributable to the play of a limited number of premium international customers who gamble on credit. The ability to collect these gaming receivables may impact our operating cash flow for the period. Our rooms, food and beverage, and entertainment, retail, and other revenue is conducted primarily on a cash basis or as a trade receivable. Accordingly, operating cash flows will be impacted by changes in operating income and accounts receivables.

Net cash provided by operations for the year ended December 31, 2014 was $279.0 million compared to $189.8 million provided by operations for the year ended December 31, 2013. The increase in our cash provided by operations was primarily from increased operating income that was driven by stronger operating results. Net cash provided by operations for the year ended December 31, 2012 was $170.3 million. During 2013, we experienced an increase in cash provided by operations compared to 2012 due to favorable impact of changes in working capital and a smaller operating loss due to stronger operating results.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2014 was $29.6 million compared to $72.8 million used in investing activities for the year ended December 31, 2013. The majority of cash used in both years was for capital expenditures related to general property maintenance with net cash used in 2014 partially offset from cash provided of $29.8 million for proceeds from sale of assets. The proceeds from sale of assets was primarily from the sale of an aircraft. Net cash used in investing activities for the year ended December 31, 2012 was $36.4 million and mainly consisted of capital expenditures for the remodel of one of our restaurants, the reconfiguration of the Encore retail area and general property maintenance.

Financing Activities

Net cash used in financing activities was $214.3 million for the year ended December 31, 2014 primarily attributable to the repurchase of $98.4 million in principal plus interest of our first mortgage notes through open market transactions, cash distribution of $74.9 million to Wynn Resorts, Limited and $32.5 million for the repayment of the remaining principal amount and accrued interest on a note payable secured by an aircraft. Net cash used in financing activities of $34.2 million for the year ended December 31, 2013 was primarily for long-term debt principal payments of $501.4 million on long-term debt and payments of financing costs of $32.8 million, offset by proceeds of $500.0 million from the issuance of senior notes. Net cash used in financing activities was $186.9 million for the year ended December 31, 2012, primarily attributable to a cash distribution to Wynn Resorts, Limited of $700.0 million, long-term debt principal payments of $372.3 million, offset by proceeds of $900.0 million from the issuance of first mortgage notes.

In February 2015, we commenced a cash tender offer for any and all of the outstanding aggregate principal amounts of the 7 3/4% first mortgage notes and the 7 7/8% first mortgage notes (together the "2020 Notes") of Wynn Las Vegas and Wynn Las Vegas Capital Corp., an indirect wholly owned subsidiary of Wynn Resorts, Limited (together with Wynn Las Vegas LLC, the "Issuers"). Separately, the Issuers completed the issuance of $1.8 billion aggregate principal amount of 5 1/2% senior notes due 2025 (the "2025 Notes"). We used the net proceeds from the 2025 Notes to cover the cost of purchasing the 2020 Notes tendered in the tender offer. We also satisfied and discharged the indentures under which the 2020 Notes were issued and will use the remaining net proceeds to redeem the 2020 Notes not tendered and for general corporate purposes. For more information on the cash tender offer of the 2020 Notes and the issuance of the 2025 Notes, see Item 8—“Financial Statements and Supplementary Data”, Note 14 “Subsequent Events”.

On May 15, 2013, we commenced a cash tender offer for any and all of the outstanding $500 million aggregate principal amount of the 7 7/8% first mortgage notes due 2017 (the "2017 Notes") of the Issuers, and a solicitation of consents to certain proposed amendments to the indenture (the “2017 Indenture”) governing the 2017 Notes.

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

The 2023 Notes are the Issuers’ senior unsecured obligations and rank pari passu in right of payment with the Issuers’ outstanding 7 7/8% 2020 Notes, 7 3/4% 2020 Notes and the 2022 Notes and, together with the 7 7/8% 2020 Notes and 7 3/4% 2020 Notes, the (“Existing Notes”). The 2023 Notes are secured by a first priority pledge of the Company’s equity interests, the effectiveness of which is subject to the prior approval of the Nevada gaming authorities. The equity interests of the Company also secure the Existing Notes. If Wynn Resorts, Limited receives an investment grade rating from one or more ratings agencies, the first priority pledge securing the 2023 Notes will be released.

The 2023 Notes are jointly and severally guaranteed by all of the Issuers’ subsidiaries, other than Wynn Las Vegas Capital Corp., which was a co-issuer (the “Guarantors”). The guarantees are senior unsecured obligations of the Guarantors and rank senior in right of payment to all of their existing and future subordinated debt. The guarantees rank equally in right of payment with all existing and future liabilities of the Guarantors that are not so subordinated and will be effectively subordinated in right of payment to all of such Guarantors’ existing and future secured debt (to the extent of the collateral securing such debt).

The 2023 Indenture contains covenants limiting the Issuers’ and the Guarantors' ability to create liens on assets to secure debt; enter into sale-leaseback transactions; and merge or consolidate with another company. These covenants are subject to a number of important and significant limitations, qualifications and exceptions.

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

Capital Resources

At December 31, 2014, we had approximately $266.4 million of cash and cash equivalents available for use without restriction, including for operations, debt service and extinguishment, new development activities, enhancements to our property and general corporate purposes. We require a certain amount of cash on hand for operations. We anticipate such funds, together with any additional borrowings and cash generated from operations, will satisfy our liquidity needs over the next twelve months.

Off-Balance Sheet Arrangements

We have not entered into any transactions with special purpose entities nor do we engage in any derivatives except for previously discussed interest rate swaps. We do not have any retained or contingent interest in assets transferred to an unconsolidated entity. At December 31, 2014, we had outstanding letters of credit totaling $8.9 million.

Contractual Obligations and Commitments

The following table summarizes our scheduled contractual commitments at December 31, 2014 (in millions):

	Payments Due By Period
	Less Than 1 Year	1 to 3 Years	4 to 5 Years	After 5 Years	Total
Long-term debt obligations	$—	$—	$—	$3,003.6	$3,003.6
Fixed interest payments	194.4	388.8	388.8	248.7	1,220.7
Operating leases	2.0	1.2	—	—	3.2
Construction contracts and commitments	4.9	—	—	—	4.9
Employment agreements	31.2	27.6	1.0	—	59.8
Other (1)	65.8	27.2	—	—	93.0
Total commitments	$298.3	$444.8	$389.8	$3,252.3	$4,385.2

(1)    Other includes open purchase orders and performance contracts.

Other Factors Affecting Liquidity

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

Legal proceedings in which we are involved also may impact our liquidity. No assurance can be provided as to the outcome of such proceedings. In addition, litigation inherently involves significant costs. For information regarding legal proceedings, see Item 8— "Financial Statements and Supplementary Data", Note 11 "Commitments and Contingencies".

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

Wynn America, LLC (“Wynn America”), an indirect wholly owned subsidiary of Wynn Resorts, Limited, was created in September 2014 in connection with a senior secured credit facility. Wynn America has agreed to use commercially reasonable efforts to cause a series of corporate restructurings and related transactions, including receipt of gaming approvals from relevant gaming authorities, pursuant to which we will become a subsidiaries of Wynn Las Vegas Holdings, LLC, a direct subsidiary of Wynn America (the "Reorganization"). Upon the consummation of the Reorganization (including receipt of all approvals required under applicable gaming laws and regulations), we will be restricted subsidiaries under Wynn America’s credit facilities and will guarantee the obligations of Wynn America to such extent as may be permitted by any of our existing senior secured notes.

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

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our results of operations and liquidity and capital resources are based on our consolidated financial statements. Our consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America. A summary of our significant accounting policies are presented in Note 2 to the Consolidated Financial Statements. Certain of our accounting policies require management to apply significant judgment in defining the appropriate assumptions integral to financial estimates. On an ongoing basis, management evaluates those estimates, including those relating to the estimated lives of depreciable assets, asset impairment, allowances for doubtful accounts, accruals for customer loyalty programs, contingencies, litigation and other items. Judgments are based on historical experience, terms of existing contracts, industry trends and information available from outside sources, as appropriate. However, by their nature, judgments are subject to an inherent degree of uncertainty, and therefore actual results could differ from our estimates

Development, Construction and Property and Equipment Estimates

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

We also evaluate our property and equipment and other long-lived assets for impairment in accordance with applicable accounting standards. For assets to be disposed of, we recognize the asset at the lower of carrying value or fair market value less costs of disposal, as estimated based on comparable asset sales, solicited offers, or a discounted cash flow model. For assets to be held and used, we review for impairment whenever indicators of impairment exist. In reviewing for impairment we compare the estimated future cash flows of the asset, on an undiscounted basis, to the carrying value of the asset. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, then an impairment is recorded based on the fair value of the asset, typically measured using a discounted cash flow model. If an asset is still under development, future cash flows include remaining construction costs. All recognized impairment losses, whether for assets to be disposed of or assets to be held and used, are recorded as operating expenses.

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

The enforceability of markers and other forms of credit related to gaming debt outside of the United States varies from country to country. Some foreign countries do not recognize the enforceability of gaming related debt, or make enforcement burdensome. We closely consider the likelihood and difficulty of enforceability, among other factors, when issuing credit to customers who are not residents of the United States. In addition to our internal credit and collection departments, located in Las Vegas, we have a network of legal, accounting and collection professionals to assist us in our determinations regarding enforceability and our overall collection efforts.

As of December 31, 2014 and 2013, approximately 80% and 82%, respectively, of our casino accounts receivable were owed by customers from foreign countries, primarily in Asia. The collectability of markers given by foreign customers is affected by a number of factors including changes in currency exchange rates and economic conditions in the customers’ home countries.

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
The following table presents key statistics related to our casino accounts receivables (in thousands):

	December 31,
	2014	2013
Casino accounts receivable	$185,071	$190,199
Allowance for doubtful casino accounts receivable	$54,203	$52,428
Allowance as a percentage of casino accounts receivable	29.3%	27.6%
Percentage of casino accounts receivable outstanding over 180 days	31.9%	28.8%

Our reserve for doubtful casino accounts receivable is based on our estimates of amounts collectible and depends on the risk assessments and judgments by management regarding realizability, the state of the economy and our credit policy. In June 2014, 2013 and 2012, the Company recorded an adjustment to its reserve estimates for casino accounts receivable based on the results of historical collection patterns and current collection trends. For the year ended December 31, 2014, this adjustment benefited operating income and net income by $4.6 million. For the year ended December 31, 2013, this adjustment benefited operating income and net loss by $12.2 million. For the year ended December 31, 2012, this adjustment benefited operating income and net loss by $9.6 million.

At December 31, 2014, a 100 basis-point change in the allowance for doubtful accounts as a percentage of casino accounts receivable would change the provision for doubtful accounts by approximately $1.9 million.

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

The expected volatility and expected term assumptions can significantly impact the fair value of stock options. We believe that the valuation techniques and the approach utilized to develop our assumptions are reasonable in calculating the fair value of the options granted by Wynn Resorts. We estimate the expected stock price volatility using a combination of implied and historical factors related to our stock price in accordance with applicable accounting standards. As the Wynn Resorts stock price fluctuates, this estimate will change. A hypothetical 10% change in the volatility assumption for options granted in 2014 would not have a material effect on the change in fair value. Expected term represents the estimated average time between the option’s grant date and its exercise date. A hypothetical 10% change in the expected term assumption for options granted in 2014 would not have a material effect on the change in fair value. These assumed changes in fair value would have been recognized over the vesting schedule of such awards.

Accounting standards also require the classification of stock compensation expense in the same financial statement line items as cash compensation, and therefore impacts our departmental expenses (and related operating margins), pre-opening costs and construction in progress for our development projects, and our general and administrative expenses (including corporate expenses).

Recently Issued Accounting Standards

See related disclosure at Item 8—“Financial Statements and Supplementary Data”, Note 2 "Summary of Significant Accounting Policies."

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices.

Interest Rate Risks

We had $3.0 billion of fixed-rate debt outstanding as of December 31, 2014. As a result of all of our debt outstanding being based on fixed rates, we currently do not have exposure from adverse changes in market rates.

Interest Rate Swaps

In June 2012, we terminated our only swap for a payment of $2.4 million.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Member of Wynn Las Vegas, LLC and subsidiaries:

We have audited the accompanying consolidated balance sheets of Wynn Las Vegas, LLC and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of comprehensive income (loss), member’s equity (deficit), and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the index at Item 15(a)2. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Wynn Las Vegas, LLC and subsidiaries at December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP
Las Vegas, Nevada
February 27, 2015

WYNN LAS VEGAS, LLC AND SUBSIDIARIES
(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$266,360	$231,156
Receivables, net	163,006	168,734
Inventories	48,249	49,326
Prepaid expenses and other	32,925	28,422
Total current assets	510,540	477,638
Property and equipment, net	2,892,929	3,032,884
Intangible assets, net	1,399	1,399
Deferred financing costs, net	30,256	35,445
Deposits and other assets	33,855	25,502
Investment in unconsolidated affiliates	3,952	3,780
Total assets	$3,472,931	$3,576,648
LIABILITIES AND MEMBER’S EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$42,783	$39,188
Current portion of long-term debt	—	1,050
Customer deposits	108,432	98,915
Gaming taxes payable	13,697	15,505
Accrued compensation and benefits	50,751	48,706
Accrued interest	56,536	59,316
Other accrued liabilities	24,850	21,308
Due to affiliates, net	14,310	10,155
Total current liabilities	311,359	294,143
Long-term debt	3,001,963	3,131,626
Due to affiliates, net	194,646	170,066
Other long-term liabilities	4,913	3,614
Total liabilities	3,512,881	3,599,449
Commitments and contingencies (Note 11)
Member’s equity (deficit):
Contributed capital	1,124,346	1,198,532
Accumulated deficit	(1,164,296)	(1,221,333)
Total member’s equity (deficit)	(39,950)	(22,801)
Total liabilities and member’s equity (deficit)	$3,472,931	$3,576,648

The accompanying notes are an integral part of these consolidated financial statements.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES
(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Years Ended December 31,
	2014	2013	2012
Operating revenues:
Casino	$687,440	$682,787	$592,308
Rooms	408,981	377,592	362,317
Food and beverage	503,829	489,063	490,963
Entertainment, retail and other	228,115	220,386	228,607
Gross revenues	1,828,365	1,769,828	1,674,195
Less: promotional allowances	(190,539)	(188,540)	(186,589)
Net revenues	1,637,826	1,581,288	1,487,606
Operating costs and expenses:
Casino	311,093	315,815	307,826
Rooms	143,937	129,619	124,000
Food and beverage	317,988	307,958	290,114
Entertainment, retail and other	129,278	129,203	140,085
General and administrative	254,638	243,107	231,214
Provision for doubtful accounts	7,094	7,534	18,306
Management fees	24,580	23,721	22,318
Pre-opening costs	4,250	—	—
Depreciation and amortization	179,394	245,119	250,153
Property charges and other	(4,915)	12,162	29,563
Total operating costs and expenses	1,367,337	1,414,238	1,413,579
Operating income	270,489	167,050	74,027
Other income (expense):
Interest income	27	80	626
Interest expense	(204,345)	(223,185)	(224,271)
Increase in swap fair value	—	—	2,260
Loss on extinguishment of debt	(9,569)	(40,435)	(7,449)
Equity in income from unconsolidated affiliates	435	207	311
Other income (expense), net	(213,452)	(263,333)	(228,523)
Net income (loss)	57,037	(96,283)	(154,496)
Other comprehensive income	—	—	—
Total comprehensive income (loss)	$57,037	$(96,283)	$(154,496)

The accompanying notes are an integral part of these consolidated financial statements.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES
(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)
CONSOLIDATED STATEMENTS OF MEMBER’S EQUITY (DEFICIT)
(in thousands)

Balance at January 1, 2012	$1,010,307
Net loss	(154,496)
Parent company stock-based compensation	5,291
Distribution to Wynn Resorts, Limited	(794,017)
Balance at December 31, 2012	67,085
Net loss	(96,283)
Parent company stock-based compensation	6,397
Balance at December 31, 2013	(22,801)
Net income	57,037
Parent company stock-based compensation	4,342
Distribution to Wynn Resorts, Limited	(78,528)
Balance at December 31, 2014	$(39,950)

The accompanying notes are an integral part of these consolidated financial statements.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES
(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net income (loss)	$57,037	$(96,283)	$(154,496)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	179,394	245,119	250,153
Stock-based compensation expense	4,342	6,397	5,291
Amortization and write-off of deferred financing costs and other	7,721	9,553	12,449
Loss on extinguishment of debt	9,569	40,435	7,449
Provision for doubtful accounts	7,094	7,534	18,306
Property charges and other	(5,048)	2,613	26,332
Equity in (loss) income of unconsolidated affiliates, net of distributions	(172)	138	58
Increase in swap fair value	—	—	(2,260)
Increase (decrease) in cash from changes in:
Receivables, net	(1,381)	(13,493)	(43,541)
Inventories and prepaid expenses and other	(3,287)	(8,822)	3,033
Accounts payable and accrued expenses	9,753	(7,014)	31,013
Due to affiliates, net	14,021	3,622	16,513
Net cash provided by operating activities	279,043	189,799	170,300
Cash flows from investing activities:
Capital expenditures, net of construction payables and retention	(58,813)	(63,872)	(41,552)
Deposits and purchase of other assets	(12,577)	(2,347)	(2,603)
Due to (from) affiliates, net	12,039	(6,797)	7,319
Proceeds from sale of assets	29,787	187	477
Net cash used in investing activities	(29,564)	(72,829)	(36,359)
Cash flows from financing activities:
Principal payments on long-term debt	(32,550)	(501,400)	(372,267)
Repurchase of first mortgage notes	(98,400)	—	—
Proceeds from issuance of long-term debt	—	500,000	900,000
Distributions to parent	(74,913)	—	(700,025)
Interest rate swap settlement	—	—	(2,368)
Payments of financing costs	(8,412)	(32,829)	(12,265)
Net cash used in financing activities	(214,275)	(34,229)	(186,925)
Cash and cash equivalents:
Increase (decrease) in cash and cash equivalents	35,204	82,741	(52,984)
Balance, beginning of year	231,156	148,415	201,399
Balance, end of year	$266,360	$231,156	$148,415
Supplemental cash flow disclosures
Cash transactions:
Cash paid for interest	$202,554	$222,188	$203,618
Non-cash transactions:
Golf course and water rights distribution	$—	$—	$93,992
Change in construction payables and retention	$1,036	$(662)	$(6,017)
Asset transfers from affiliate	$—	$—	$1,176
Equity interest distribution	$3,615	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES
(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Organization

Wynn Las Vegas, LLC, a Nevada limited liability company, was organized primarily to construct and operate Wynn Las Vegas | Encore (“Wynn Las Vegas”), an integrated destination casino resort on the “Strip” in Las Vegas, Nevada. Unless the context otherwise requires, all references herein to the “Company” refer to Wynn Las Vegas, LLC, a Nevada limited liability company and its consolidated subsidiaries. The sole member of the Company is Wynn Resorts Holdings, LLC (“Holdings”). The sole member of Holdings is Wynn Resorts, Limited (“Wynn Resorts”).

Wynn Las Vegas Capital Corp. (“Wynn Capital”) is a wholly owned subsidiary of the Company organized solely for the purpose of obtaining financing for Wynn Las Vegas. Wynn Capital is authorized to issue 2,000 shares of common stock, par value $0.01. At December 31, 2014, the Company owned the one share that was issued and outstanding. Wynn Capital has neither any significant net assets nor has had any operating activity. Its sole function is to serve as the co-issuer of the mortgage notes. Wynn Las Vegas, LLC and Wynn Capital together are hereinafter referred to as the “Issuers”.

Note 2 - Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The Company’s investment in the 50%-owned joint venture operating the Ferrari and Maserati automobile dealership inside Wynn Las Vegas is accounted for under the equity method. All significant intercompany accounts and transactions have been eliminated. Certain amounts in the consolidated financial statements for the previous periods have been reclassified to be consistent with the current period presentation. These reclassifications had no effect on the previously reported net income (loss).

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

Accounts Receivable and Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of casino accounts receivable. The Company issues credit in the form of “markers” to approved casino customers following investigations of creditworthiness. As of December 31, 2014 and 2013, approximately 80% and 82%, respectively, of the Company’s markers were due from customers residing outside the United States, primarily in Asia. Business or economic conditions or other significant events in these countries could affect the collectability of such receivables.

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

During 2014, 2013 and 2012 , the Company recorded adjustments to its reserve estimates for casino accounts receivable based on results of historical collection patterns and current collection trends. For the year ended December 31, 2014, this adjustment benefited operating income and net income by $4.6 million. For the year ended December 31, 2013, this adjustment

WYNN LAS VEGAS, LLC AND SUBSIDIARIES
(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

benefited operating income and net loss by $12.2 million. For the year ended December 31, 2012, this adjustment benefited operating income and net loss by $9.6 million.

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

Costs related to improvements are capitalized, while costs of building repairs and maintenance are charged to expense as incurred. The cost and accumulated depreciation of property and equipment retired or otherwise disposed of are eliminated from the respective accounts and any resulting gain or loss is included in property charges and other.

Capitalized Interest

The interest cost associated with major development and construction projects is capitalized and included in the cost of the project. Interest capitalization ceases once a project is substantially complete or no longer undergoing construction activities to prepare it for its intended use. When no debt is specifically identified as being incurred in connection with a construction project, the Company capitalizes interest on amounts expended on the project at the Company’s weighted average cost of borrowed money. There was no interest capitalized during the years ended December 31, 2014, 2013 and 2012.

Intangible Assets

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

Deferred Financing Costs

Direct and incremental costs incurred in obtaining loans or in connection with the issuance of long-term debt are capitalized and amortized to interest expense over the terms of the related debt agreements. Approximately $4.0 million, $4.4 million and $5.2 million was amortized to interest expense during the years ended December 31, 2014, 2013 and 2012, respectively. Debt discounts incurred in connection with the issuance of debt have been capitalized and are being amortized to interest expense using the effective interest method.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES
(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Derivative Financial Instruments

The Company has managed its market risk, including interest rate risk associated with variable rate borrowings, through balancing fixed-rate and variable-rate borrowings with the use of derivative financial instruments. The fair value of derivative financial instruments are recognized as assets or liabilities at each balance sheet date, with changes in fair value affecting net income (loss) or comprehensive income (loss) as applicable. The Company’s interest rate swaps did not qualify for hedge accounting. Accordingly, changes in the fair value of the interest rate swaps are presented as an increase in fair value of swaps in the accompanying Consolidated Statements of Comprehensive Income (Loss).

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

Revenues are recognized net of certain sales incentives which are required to be recorded as a reduction of revenues; consequently, the Company’s casino revenues are reduced by discounts and points earned in the player’s loyalty program.

The retail value of accommodations, food and beverage, and other services furnished to guests without charge is included in gross revenues and then deducted as promotional allowances. The estimated cost of providing such promotional allowances is primarily included in casino expenses as follows (in thousands):

	Years Ended December 31,
	2014	2013	2012
Rooms	$36,384	$37,728	$36,974
Food and beverage	66,528	63,008	58,566
Entertainment, retail and other	12,165	12,353	13,740
	$115,077	$113,089	$109,280

Customer Loyalty Program

The Company offers a loyalty program whereby customers earn points based on their level of slots play which can be redeemed for free play. The points are recognized as a liability and as a separate element of the gaming transaction with allocation of the consideration received between the points and gaming transaction. The initial recognition of the point liability is fair value based on points earned multiplied by redemption value, less an estimate for points not expected to be redeemed. The revenue from the points is recognized when redeemed.

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

Gaming Taxes

The Company is subject to taxes based on gross gaming revenue in the jurisdictions in which it operates, subject to applicable jurisdictional adjustments. These gaming taxes are an assessment on the Company’s gaming revenue and are

WYNN LAS VEGAS, LLC AND SUBSIDIARIES
(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

recorded as casino expense in the accompanying Consolidated Statements of Comprehensive Income (Loss). These taxes totaled $49.4 million, $49.1 million and $41.8 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Advertising Costs

The Company expenses advertising costs the first time the advertising takes place. Advertising costs incurred in development periods are included in pre-opening costs. Once a project is completed, advertising costs are primarily included in general and administrative expenses. Total advertising costs were $14.4 million, $16.7 million and $19.5 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Pre-Opening Costs

Pre-opening costs consist primarily of direct salaries and wages, legal and consulting fees, insurance, utilities and advertising, and are expensed as incurred. The Company incurred pre-opening costs in connection with a developed theatrical production prior to its opening in December 2014.

Stock-Based Compensation

The Company accounts for stock-based compensation related to equity shares of Wynn Resorts granted to its employees in accordance with accounting standards which require the compensation cost relating to share-based payment transactions be recognized in the Company's Consolidated Statements of Comprehensive Income (Loss). The cost is measured at the grant date, based on the estimated fair value of the award using the Black-Scholes option pricing model for stock options, and based on the closing share price of the Company's stock on the grant date for nonvested share awards. The cost is recognized as an expense on a straight-line basis over the employee's requisite service period (the vesting period of the award) net of estimated forfeitures. The Company's stock-based employee compensation arrangements are more fully discussed in Note 10 “Benefit Plans”.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Note 3 - Receivables, net

Receivables, net consisted of the following (in thousands):

	As of December 31,
	2014	2013
Casino	$185,071	$190,199
Hotel	14,873	15,300
Retail leases and other	17,790	16,089
	217,734	221,588
Less: allowance for doubtful accounts	(54,728)	(52,854)
	$163,006	$168,734

Note 4 - Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	As of December 31,
	2014	2013
Land and improvements	$623,741	$623,744
Buildings and improvements	2,632,997	2,633,106
Airplane	—	44,364
Furniture, fixtures and equipment	1,398,323	1,368,014
Construction in progress	5,971	4,619
	4,661,032	4,673,847
Less: accumulated depreciation	(1,768,103)	(1,640,963)
	$2,892,929	$3,032,884

Depreciation expense for the years ended December 31, 2014, 2013 and 2012 was $179.3 million, $243.8 million and $246.4 million, respectively.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES
(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 5 - Intangible Assets, net

Intangible assets, net consisted of the following (in thousands):

	As of December 31,
	2014	2013
Indefinite-lived intangible assets:
Trademarks	$1,399	$1,399
Total indefinite-lived intangible assets	1,399	1,399

Finite-lived intangible assets:
Show Production rights	—	863
Less: accumulated amortization	—	(863)
Total definite-lived intangible assets	—	—
Total intangible assets, net	$1,399	$1,399

Show production rights represent the amounts paid to purchase the rights to present the “Le Rêve” production show. The Company completed amortization of show production rights of $0.9 million in the first half of 2013.

The value of the trademarks primarily represents the costs to acquire the “Le Rêve” name. The trademarks are indefinite-lived assets and, accordingly, not amortized.

Note 6 - Long-Term Debt
Long-term debt consisted of the following (in thousands):

	As of December 31,
	2014	2013
7 7/8% First Mortgage Notes, due May 1, 2020, net of original issue discount of $1,647 at December 31, 2014 and $1,884 at December 31, 2013	$345,363	$350,126
7 3/4% First Mortgage Notes, due August 15, 2020	1,226,600	1,320,000
5 3/8% First Mortgage Notes, due March 15, 2022	900,000	900,000
4 1/4% Senior Notes, due May 30, 2023	500,000	500,000
Note Payable due April 1, 2017; interest at LIBOR plus 1.25%	—	32,550
Payable to Affiliate	30,000	30,000
	3,001,963	3,132,676
Current portion of long-term debt	—	(1,050)
	$3,001,963	$3,131,626

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

debt; enter into transactions with affiliates; enter into sale-leaseback transactions; merge or consolidate with another company; transfer and sell assets or create dividend and other payment restrictions affecting subsidiaries.

During the year ended December 31, 2014, the Company repurchased and canceled $5.0 million in principal, plus interest, of its 7 7/8% first mortgage notes due May 1, 2020 through the open market. The Company incurred $0.5 million in expenses associated primarily with the premium paid for the repurchases and unamortized deferred financing costs and original issue discount included in loss on extinguishment of debt in the accompanying Consolidated Statements of Comprehensive Income (Loss).

On February 10, 2015, the Issuers commenced a cash tender offer for any and all of the outstanding aggregate principal amount of the 7 7/8% 2020 Notes. The Company accepted for purchase valid tenders with respect to approximately $305.8 million of the $377.0 million aggregate principal amount. For more information on the cash tender offer of the 7 7/8% 2020 Notes, see Note 14 "Subsequent Events".

7 3/4% First Mortgage Notes due 2020

In August 2010, the Issuers issued $1.32 billion aggregate principal amount of 7 3/4% first mortgage notes due August 15, 2020 (the “7 3/4% 2020 Notes”). The 7 3/4% 2020 Notes were issued at par. The 7 3/4% 2020 Notes refinanced a previous notes issue that was to mature in December 2014. Interest is due on the 7 3/4% 2020 Notes on February 15th and August 15th of each year. Commencing August 15, 2015, the 7 3/4% 2020 Notes are redeemable at the Issuers’ option at a price equal to 103.875% of the principal amount redeemed and the premium over the principal amount declines ratably on August 15th of each year thereafter to zero on or after August 15, 2018. The 7 3/4% 2020 Notes are senior obligations of the Issuers and are unsecured (except by the Holdings pledge). The Issuers’ obligations under the 7 3/4% 2020 Notes rank pari passu in right of payment with the 7 7/8% 2020 Notes, the 2022 Notes (as defined below) and the 2023 Notes (as defined below). The 7 3/4% 2020 Notes are not guaranteed by any of our subsidiaries. If the Issuers undergo a change of control, they must offer to repurchase the 7 3/4% 2020 Notes at 101% of the principal amount, plus accrued and unpaid interest. The indenture governing the 7 3/4% 2020 Notes contains customary negative covenants and financial covenants, including, but not limited to, covenants that restrict the Company’s ability to: pay dividends or distributions or repurchase equity; incur additional debt; make investments; create liens on assets to secure debt; enter into transactions with affiliates; enter into sale-leaseback transactions; merge or consolidate with another company; transfer and sell assets or create dividend and other payment restrictions affecting subsidiaries.

During the year ended December 31, 2014, the Company repurchased and canceled $93.4 million in principal, plus interest, of its 7 3/4% first mortgage notes due August 15, 2020 through the open market. The Company incurred $9.1 million in expenses associated primarily with the premium paid for the repurchases and unamortized deferred financing costs included in loss on extinguishment of debt in the accompanying Consolidated Statements of Comprehensive Income (Loss).

On February 10, 2015, the Issuers commenced a cash tender offer for any and all of the outstanding aggregate principal amount of the 7 3/4% 2020 Notes. The Company accepted for purchase valid tenders with respect to approximately $1,146.5 million of the $1,226.6 million aggregate principal amount. For more information on the cash tender offer of the 7 3/4% 2020 Notes, see Note 14 "Subsequent Events".

5 3/8% First Mortgage Notes due 2022

In March 2012, the Issuers issued, in a private offering, $900 million aggregate principal amount of 5 3/8% first mortgage notes due 2022 (the “2022 Notes”). A portion of the proceeds were used to repay all amounts outstanding under the Wynn Las Vegas term loan facilities. In October 2012, the Issuers commenced an offer to exchange all of the 2022 Notes for notes registered under the Securities Act of 1933, as amended. The exchange offer closed on November 6, 2012. Interest is due on the 2022 Notes on March 15th and September 15th of each year. Commencing March 15, 2017, the 2022 Notes are redeemable at the Issuers’ option at a price equal to 102.688% of the principal amount redeemed and the premium over the principal amount declines ratably on March 15th of each year thereafter to zero on or after March 15, 2022. The 2022 Notes are senior obligations of the Issuers and are unsecured (except by the Holdings pledge). The Issuers’ obligations under the 2022 Notes rank pari passu in right of payment with the 7 7/8% 2020 Notes, the 7 3/4% 2020 Notes and the 2023 Notes (as defined below). The 2022 Notes are not guaranteed by any of our subsidiaries. If the Issuers undergo a change of control, they must offer to repurchase the 2022 Notes at 101% of the principal amount, plus accrued and unpaid interest. The indenture governing the 2022 Notes (the "2022 Indenture") contains customary negative covenants and financial covenants, including, but not limited to,

WYNN LAS VEGAS, LLC AND SUBSIDIARIES
(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

covenants that restrict the Company’s ability to: pay dividends or distributions or repurchase equity; incur additional debt; make investments; create liens on assets to secure debt; enter into transactions with affiliates; enter into sale-leaseback transactions; merge or consolidate with another company; transfer and sell assets or create dividend and other payment restrictions affecting subsidiaries.

4 1/4% Senior Notes due 2023

In May 2013, the Issuers completed the issuance of $500 million aggregate principal amount of 4 1/4% Senior Notes due 2023 (the “2023 Notes”) pursuant to an indenture, dated as of May 22, 2013 (the “2023 Indenture”), among the Issuers, the Guarantors (as defined below) and U.S. Bank National Association, as trustee. The 2023 Notes were issued at par. The Issuers used the net proceeds from the 2023 Notes to cover the cost of purchasing the 2017 Notes tendered in the tender offer. In addition, the Issuers satisfied and discharged the 2017 Indenture and, in November 2013, used the remaining net proceeds to redeem any and all of the 2017 Notes not previously tendered. In connection with the issuance of the 2023 Notes, the Company capitalized approximately $4.1 million of financing costs.

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

The 2023 Notes are the Issuers’ senior unsecured obligations and rank pari passu in right of payment with the Issuers’ outstanding 7 7/8% 2020 Notes, 7 3/4% 2020 Notes and the 2022 Notes. The 2023 Notes are secured by a first priority pledge of the Company’s equity interests, the effectiveness of which is subject to the prior approval of the Nevada gaming authorities. The equity interests of the Company also secure the Issuers' outstanding 7 7/8% 2020 Notes, 7 3/4% 2020 Notes and the 2022 Notes. If Wynn Resorts, Limited receives an investment grade rating from one or more ratings agencies, the first priority pledge securing the 2023 Notes will be released.

The 2023 Notes are jointly and severally guaranteed by all of the Issuers’ subsidiaries, other than Wynn Las Vegas Capital Corp., which was a co-issuer (the “Guarantors”). The guarantees are senior unsecured obligations of the Guarantors and rank senior in right of payment to all of their existing and future subordinated debt. The guarantees rank equally in right of payment with all existing and future liabilities of the Guarantors that are not so subordinated and will be effectively subordinated in right of payment to all of such Guarantors’ existing and future secured debt (to the extent of the collateral securing such debt).

The 2023 Indenture contains covenants limiting the Issuers’ and the Guarantors' ability to create liens on assets to secure debt; enter into sale-leaseback transactions; and merge or consolidate with another company. These covenants are subject to a number of important and significant limitations, qualifications and exceptions.

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

WYNN LAS VEGAS, LLC AND SUBSIDIARIES
(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cross Claim

As described in Note 11 “Commitments and Contingencies”, on June 19, 2012, Elaine Wynn asserted a cross claim against Stephen A. Wynn and Aruze seeking a declaration that (1) any and all of Elaine Wynn’s duties under the Stockholders Agreement shall be discharged; (2) the Stockholders Agreement is subject to rescission and is rescinded; (3) the Stockholders Agreement is an unreasonable restraint on alienation in violation of public policy; and/or (4) the restrictions on sale of shares shall be construed as inapplicable to Elaine Wynn. The indenture for Wynn Las Vegas, LLC's 4 1/4% Senior Notes due 2023 (the "2023 Indenture") provides that if Stephen A. Wynn, together with certain related parties, in the aggregate beneficially owns a lesser percentage of the outstanding common stock of the Company than are beneficially owned by any other person, a change of control will have occurred. The indenture for Wynn Las Vegas, LLC's 5 1/2% Senior Notes due 2025 (the "2025 Indenture") provides that if any event constitutes a "change of control" under the 2023 Indenture, it will constitute a change of control under the 2025 Indenture. If Elaine Wynn prevails in her cross claim, Stephen A. Wynn would not beneficially own or control Elaine Wynn’s shares, which could increase the likelihood that a change in control may occur under the Wynn Las Vegas debt documents. Under the 2023 Indenture and the 2025 Indenture, if a change of control occurs and within 60 days after that occurrence, the 2023 Notes or the 5 1/2% senior notes due 2025 (the "2025 Notes"), as applicable, are rated below investment grade by both rating agencies that rate such notes, the Company is required to make an offer to each applicable holder to repurchase all or any part of such holder’s notes at a purchase price equal to 101% of the aggregate principal amount thereof plus accrued and unpaid interest on the notes purchased, if any, to the date of repurchase (unless the notes have been previously called for redemption). Mr. Wynn is opposing Ms. Wynn’s cross claim.

Note Payable for Aircraft

On March 30, 2007, World Travel, LLC, a subsidiary of the Company, entered into a loan agreement with a principal balance of $42 million. The loan is guaranteed by the Company and secured by a first priority security interest in the Company’s aircraft. Principal payments of $350,000 plus interest are made quarterly with a balloon payment of $28 million due at maturity, April 1, 2017. Interest is calculated at 90-day LIBOR plus 125 basis points.

In November 2014, the Company sold the aircraft and fully repaid the remaining principal amount of $31.5 million and all accrued interest on the note payable.

Debt Covenant Compliance

As of December 31, 2014, management believes the Company was in compliance with all debt covenants.

Fair Value of Long-term Debt

The estimated fair value of the Company’s long-term debt as of December 31, 2014 and 2013 was approximately $3.1 billion and $3.3 billion, respectively compared to its carrying value of $3.0 billion and $3.1 billion, respectively. The estimated fair value of the Company’s long-term debt is based on recent trades, if available and indicative pricing from market information (level 2 inputs).

Scheduled Maturities of Long-Term Debt

As of December 31, 2014, the Company's long-term debt of $3.0 billion, including the accretion of debt discounts of $1.6 million, is scheduled for maturity in 2020 and thereafter.

Note 7 - Interest Rate Swap

In June 2012, the Company terminated its only outstanding interest rate swap for a payment of $2.4 million. The Company had entered into floating-for-fixed interest rate swap arrangements in order to manage interest rate risk relating to certain of its debt facilities. This interest rate swap agreement modified the Company’s exposure to interest rate risk by converting a portion of the Company’s floating-rate debt to a fixed rate. This interest rate swap essentially fixed the interest rate at the percentage noted below; however, changes in the fair value of the interest rate swap for each reporting period have been recorded as an increase (decrease) in swap fair value in the accompanying Consolidated Statements of Comprehensive Income (Loss) as the interest rate swap did not qualify for hedge accounting.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES
(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company’s interest rate swap agreement intended to hedge a portion of the underlying interest rate risk on borrowings under the Wynn Las Vegas credit facilities. Under this swap agreement, the Company paid a fixed interest rate of 2.49% on borrowings of $250 million incurred under the Wynn Las Vegas credit facilities in exchange for receipts on the same amount at a variable interest rate based on the applicable LIBOR at the time of payment. This interest rate swap fixed the interest rate on $250 million of borrowings at approximately 5.49%.

Note 8 - Related Party Transactions, net

Amounts Due to Affiliates, net

As of December 31, 2014, the Company’s current due to affiliates, net of $14.3 million was comprised of construction related payables and corporate allocations. The long-term due to affiliates, net consisted of management fees of $194.6 million.

As of December 31, 2013, the Company’s current due to affiliates, net of $10.2 million was comprised of construction related payables and corporate allocations. The long-term due to affiliates, net consisted of management fees of $170.1 million.

The Company periodically settles amounts due affiliates with cash receipts and payments, except for the management fee. The management fee is equal to 1.5% of net revenues and payable upon meeting certain leverage ratios specified in the documents governing the first mortgage notes indentures.

Corporate Allocations

The accompanying Consolidated Statements of Comprehensive Income (Loss) include allocations from Wynn Resorts for legal, accounting, human resource, information services, real estate, and other corporate support services. The corporate support service allocations have been determined on a basis that Wynn Resorts and the Company consider to be reasonable estimates of the utilization of service provided or the benefit received by the Company. Wynn Resorts maintains corporate offices at Wynn Las Vegas without charge from the Company. The Company settles these corporate allocation charges with Wynn Resorts on a periodic basis as discussed in “Amounts Due to Affiliates, net” above. During the years ended December 31, 2014, 2013 and 2012, $30.4 million, $26.3 million and $26.2 million, respectively, was charged to the Company for such corporate allocations.

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

WYNN LAS VEGAS, LLC AND SUBSIDIARIES
(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On May 7, 2013, the Company entered into a 2013 Amended and Restated Agreement of Lease (the “Existing SW Lease”), effective December 29, 2012, to include an expansion of the villa and to adjust the rental value accordingly to $525,000 per year based on the current fair market value as established by the Audit Committee of the Company with the assistance of an independent third-party opinion of value.
On November 7, 2013, Mr. Wynn and the Company entered into a 2013 Second Amended and Restated Agreement of Lease (the “New SW Lease”) amending and restating the Existing SW Lease, effective as of November 5, 2013. The New SW Lease was approved by the Audit Committee of the Board of Directors of Wynn Resorts. Pursuant to the New SW Lease, effective as of November 5, 2013, Mr. Wynn will pay the Company annual rent for the villa of $525,000, which amount was determined to be the fair market value of the accommodations based on a third-party opinion of value and which is consistent with the rental value under the Existing SW Lease. In addition, pursuant to the New SW Lease, the Company pays for all capital improvements to the villa and will reimburse Mr. Wynn for all amounts he previously paid the Company for capital improvements to the villa in 2012 and 2013. The rental value for the villa will be re-determined every two years during the term of the New SW Lease by the Audit Committee. Certain services for, and maintenance of, the villa are included in the rental.

On February 25, 2015, Mr. Wynn and Wynn Las Vegas, LLC entered into the First Amendment to 2013 Second Amended and Restated Agreement of Lease, which increased the annual rent to $599,295 per year, effective as of March 1, 2015 through February 28, 2017.

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

Las Vegas Jet, LLC

On September 30, 2014, the Company distributed its equity interest of $3.6 million in Las Vegas Jet, LLC, a wholly owned subsidiary, to Wynn Resorts, Limited. The distribution resulted in a reduction to our contributed capital on our Consolidated Balance Sheets. Las Vegas Jet, LLC provides pilot and other aviation services with respect to several aircraft owned by wholly owned subsidiaries of Wynn Resorts, Limited.

Note 9 - Property Charges and Other

Property charges and other for the years ended December 31, 2014, 2013 and 2012 were $(4.9) million, $12.2 million and $29.6 million, respectively. Property charges and other generally include costs related to the retirement of assets for remodels and asset abandonments.

Property charges and other for the year ended December 31, 2014 consisted primarily of a gain from the sale of an aircraft, partially offset by miscellaneous renovations and abandonments at our resort.

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

Note 10 - Benefit Plans

Employee Savings Plan

Wynn Resorts established a retirement savings plan under Section 401(k) of the Internal Revenue Code covering its non-union employees in July 2000. The plan allows employees to defer, within prescribed limits, a percentage of their income on a pre-tax basis through contributions to this plan. For the 2014 plan year, the Company matched 50% of employee contributions, up to 6% of employees' eligible compensation, with a one-time annual matching cap of $750 per employee. The company expensed $1.9 million related to this match as of December 31, 2014. For the 2013 plan year, the Company matched 50% of employee contributions, up to 6% of their employees' eligible compensation, with a one-time annual matching cap of $500 per employee. The company expensed $1.2 million related to this match as of December 31, 2013. The Company suspended matching contributions to this plan effective March 2009 and no amounts were expensed during the year ended December 31, 2012.

Multi-employer pension plan

Wynn Las Vegas contributes to a multi-employer defined benefit pension plan for certain of its union employees under the terms of the Southern Nevada Culinary and Bartenders Union collective-bargaining agreement. The collective-bargaining agreement that covers these union-represented employees expires in 2016. The legal name of the multi-employer pension plan is the Southern Nevada Culinary and Bartenders Pension Plan (the “Plan”) (EIN: 88-6016617 Plan Number: 1). The Company recorded an expense of $9.2 million, $9.0 million and $8.6 million for contributions to the Plan for the years ended December 31, 2014, 2013 and 2012, respectively. For the 2013 plan year, the most recent for which plan data is available, the Company’s contributions were identified by the Plan to exceed 5% of total contributions for that year. Based on the information we received from the Plan, it was certified to be in neither endangered nor critical status for the 2013 plan year. Risks of participating in a multi-employer plan differs from single-employer plans for the following reasons: (1) assets contributed to a multi-employer plan by one employer may be used to provide benefits to employees of other participating employers; (2) if a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers; and (3) if a participating employer stops participating, it may be required to pay those plans an amount based on the underfunded status of the plan, referred to as a withdrawal liability.

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

On May 16, 2014, Wynn Resorts, Limited adopted the Wynn Resorts, Limited 2014 Omnibus Incentive Plan (the "Omnibus Plan") after approval from its stockholders. The Omnibus Plan allows for the grant of stock options, restricted stock, restricted stock units, stock appreciation rights, performance awards and other share-based awards to the same eligible participants as the Stock Plan. Under the approval of the Omnibus Plan, no new awards may be made under the Stock Plan. The outstanding awards under the Stock Plan were transferred to the Omnibus Plan and will remain pursuant to their existing terms and related award agreements. Wynn Resorts, Limited reserved 4,409,390 shares of its common stock for issuance under the Omnibus Plan. These shares were transferred from the remaining available amount under the Stock Plan.

The Omnibus Plan is administered by the Compensation Committee (the "Committee") of the Wynn Resorts, Limited Board of Directors. The Committee has discretion under the Omnibus Plan regarding which type of awards to grant, the vesting and service requirements, exercise price and other conditions, in all cases subject to certain limits. For stock options,

WYNN LAS VEGAS, LLC AND SUBSIDIARIES
(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the exercise price of stock options must be at least equal to the fair market value of the stock on the date of grant and the maximum term of such an award is 10 years.

The total compensation cost relating both to stock options and nonvested stock for the years ended December 31, 2014, 2013 and 2012 is allocated as follows (in thousands):

	Years Ended December 31,
	2014	2013	2012
Casino	$1,967	$1,302	$3,047
Rooms	—	853	243
Food and beverage	107	1,202	178
Entertainment, retail and other	—	477	43
General and administrative	2,268	2,563	1,780
Total stock-based compensation expense	$4,342	$6,397	$5,291

Note 11 - Commitments and Contingencies

Leases and other arrangements

The Company is the lessor under several retail leases and has entered into license and distribution agreements for additional retail outlets. The Company also is a party to joint venture agreements for the operation of one other retail outlet and the Ferrari and Maserati automobile dealership at Wynn Las Vegas.

The following represents the future minimum rentals to be received under the operating leases (in thousands):

Years Ending December 31,
2015	$9,056
2016	9,457
2017	8,610
2018	6,967
2019	6,561
Thereafter	19,113
$59,764

In addition, the Company is the lessee under leases for certain land, buildings and office equipment. At December 31, 2014, the Company was obligated under non-cancellable operating leases, to make future minimum lease payments as follows (in thousands):

Years Ending December 31,
2015	$2,028
2016	1,195
$3,223

Rent expense for the years ended December 31, 2014, 2013 and 2012 was $18.1 million, $16.7 million and $17.1 million, respectively.

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

WYNN LAS VEGAS, LLC AND SUBSIDIARIES
(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Letters of Credit

As of December 31, 2014, the Company had outstanding letters of credit of $8.9 million.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On June 19, 2012, Elaine Wynn asserted a cross claim against Stephen A. Wynn and Aruze seeking a declaration that (1) any and all of Elaine Wynn’s duties under the Stockholders Agreement shall be discharged; (2) the Stockholders Agreement is subject to rescission and is rescinded; (3) the Stockholders Agreement is an unreasonable restraint on alienation in violation of public policy; and/or (4) the restrictions on sale of shares shall be construed as inapplicable to Elaine Wynn. The 2023 Indenture provides that if Stephen A. Wynn, together with certain related parties, in the aggregate beneficially owns a lesser percentage of the outstanding common stock of the Company than are beneficially owned by any other person, a change of control will have occurred. The 2025 Indenture provides that if any event constitutes a "change of control" under the 2023 Indenture, it will constitute a change of control under the 2025 Indenture. If Elaine Wynn prevails in her cross claim, Stephen A. Wynn would not beneficially own or control Elaine Wynn’s shares, which could increase the likelihood that a change in control may occur under the Wynn Las Vegas debt documents. Under the 2023 Indenture and the 2025 Indenture, if a change of control occurs and within 60 days after that occurrence, the 2023 Notes or the 2025 Notes, as applicable, are rated below investment grade by both rating agencies that rate such notes, the Company is required to make an offer to each applicable holder to repurchase all or any part of such holder’s notes at a purchase price equal to 101% of the aggregate principal amount thereof plus accrued and unpaid interest on the notes purchased, if any, to the date of repurchase (unless the notes have been previously called for redemption). Mr. Wynn is opposing Ms. Wynn’s cross claim.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 26, 2013, the Okada Parties filed their fourth amended Counterclaim, and Wynn Resorts filed an answer to that pleading on December 16, 2013.

On each of February 14, 2013 and February 13, 2014, Wynn Resorts issued a check to Aruze in the amount of $38.7 million, representing the interest payments due on the Redemption Note at those times. However, those checks were not cashed. In February 2014, the Okada Parties advised of their intent to deposit any checks for interest and principal, past and future, due under the terms of the Redemption Note to the clerk of the court for deposit into the clerk’s trust account. On March 17, 2014, the parties stipulated that the checks be returned to Wynn Resorts for reissue in the same amounts, payable to the clerk of the court for deposit into the clerk's trust account. Pursuant to the stipulation, on March 20, 2014, Wynn Resorts delivered to the clerk of the court the reissued checks that were deposited into the clerk's trust account and filed a notice with the court with respect to the same. On February 13, 2015, Wynn Resorts issued a check for the interest payment due at the time to the clerk of the court for deposit into the clerk’s trust account.

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

On October 10, 2014, the Okada Parties filed a motion for partial judgment on the pleadings principally to seek dismissal of certain breach of fiduciary claims against Mr. Okada included in Wynn Resorts' Complaint. On November 13, 2014, the court denied the motion and issued an order setting the trial and trial-related dates. The trial is scheduled to begin on February 6, 2017.

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

WYNN LAS VEGAS, LLC AND SUBSIDIARIES
(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Litigation Commenced by Kazuo Okada

Japan Action:

On August 28, 2012, Mr. Okada, Universal Entertainment Corporation and Okada Holdings (“Okada Japan Parties”) filed a complaint in Tokyo District Court against the Wynn Parties, alleging that the press release issued by Wynn Resorts with respect to the redemption has damaged plaintiffs’ social evaluation and credibility. The Okada Japan Parties seek damages and legal fees from the Wynn Parties. After asking the Okada Japan Parties to clarify the allegations in their complaint, the Wynn Parties objected to the jurisdiction of the Japanese court. On April 30, 2013, the Wynn Parties filed a memorandum in support of their jurisdictional position. On October 21, 2013, the court dismissed the action on jurisdictional grounds. On November 1, 2013, the Okada Japan Parties filed an appeal moving the matter to the Tokyo High Court. On June 11, 2014, the Tokyo High Court ruled in favor of the Wynn Parties and upheld the motion for dismissal. On June 25, 2014, the Okada Japan Parties filed a notice of appeal to the Supreme Court of Japan. On October 28, 2014, the Wynn Parties received a copy of the brief that the Okada Japan Parties had filed to explain why they believe the Supreme Court of Japan should hear the case. The Wynn Parties filed a reply brief on February 16, 2015.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The four federal actions brought by the following plaintiffs have been consolidated: (1) The Louisiana Municipal Police Employees’ Retirement System, (2) Maryanne Solak, (3) Excavators Union Local 731 Welfare Fund, and (4) Boilermakers Lodge No. 154 Retirement Fund (collectively, the “Federal Plaintiffs”).

The Federal Plaintiffs filed a consolidated complaint on August 6, 2012, asserting claims for: (1) breach of fiduciary duty; (2) waste of corporate assets; (3) injunctive relief; and (4) unjust enrichment. The claims were against Wynn Resorts and all of Wynn Resorts’ directors, including Mr. Okada, however, the plaintiffs voluntarily dismissed Mr. Okada as a defendant in this consolidated action on September 27, 2012. The Federal Plaintiffs claimed that the individual defendants breached their fiduciary duties and wasted assets by: (a) failing to ensure Wynn Resorts’ officers and directors complied with federal and state laws and Wynn Resorts’ Code of Conduct; (b) voting to allow Wynn Resorts’ subsidiary to make the donation to the University of Macau; and (c) redeeming Aruze’s stock such that Wynn Resorts incurs the debt associated with the redemption. The Federal Plaintiffs seek unspecified compensatory damages, restitution in the form of disgorgement, reformation of corporate governance procedures, an injunction against all future payments related to the donation/pledge, and all fees (attorneys, accountants, and experts) and costs. The directors responded to the consolidated complaint by filing a motion to dismiss on September 14, 2012. On February 1, 2013, the federal court dismissed the complaint for failure to plead adequately the futility of a pre-suit demand on the Board. The dismissal was without prejudice to the Federal Plaintiffs’ ability to file a motion within 30 days seeking leave to file an amended complaint. On April 9, 2013, the Federal Plaintiffs filed their amended complaint. Wynn Resorts and the directors filed their motion to dismiss the amended complaint on May 23, 2013. On March 13, 2014, the federal court granted the motion to dismiss and entered judgment in favor of Wynn Resorts and directors and against the Federal Plaintiffs without prejudice. On April 10, 2014, the Federal Plaintiffs filed a notice of appeal to the United States Court of Appeals for the Ninth Circuit. The Federal Plaintiffs' opening brief was filed on September 19, 2014. Wynn Resorts filed a response on December 18, 2014 and the Federal Plaintiffs’ filed a reply brief on January 30, 2015.

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

Note 12 - Member’s Equity

On November 5, 2014, the Company distributed $74.9 million in cash to Wynn Resorts, Limited.

On September 30, 2014, the Company distributed its equity interest of $3.6 million in Las Vegas Jet, LLC, a wholly owned subsidiary, to Wynn Resorts, Limited.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES
(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the year ended December 31, 2012, the Company distributed to Wynn Resorts, Limited, the Wynn Las Vegas golf course and the related water rights valued at $94.0 million, and $700.0 million in cash.

Note 13 - Quarterly Financial Information (Unaudited)

The following table presents selected quarterly financial information for 2014 and 2013 (in thousands):

	December 31, 2014
	First	Second	Third	Fourth	Year
Net revenues	$381,129	$451,584	$428,145	$376,968	$1,637,826
Operating income	51,514	97,424	69,932	51,619	270,489
Net (loss) income	(1,665)	43,886	15,667	(851)	57,037

	December 31, 2013
	First	Second	Third	Fourth	Year
Net revenues	$386,839	$401,541	$392,729	$400,179	$1,581,288
Operating income	40,419	49,551	29,099	47,981	167,050
Net loss	(16,361)	(33,408)	(27,309)	(19,205)	(96,283)

WYNN LAS VEGAS, LLC AND SUBSIDIARIES
(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 14 - Subsequent Events

On February 10, 2015, the Issuers commenced a cash tender offer for any and all of the outstanding aggregate principal amounts of the 7 3/4% 2020 Notes and 7 7/8% 2020 Notes (together the "2020 Notes"). The Company accepted for purchase valid tenders with respect to approximately $305.8 million of the $377.0 million aggregate principal amount of the 7 3/4% 2020 Notes and approximately $1,146.5 million of the $1,226.6 million aggregate principal amount of the 7 7/8% 2020 Notes. The note holders who validly tendered their 2020 Notes received the total consideration of $1,073.82 for each $1,000 principal amount of 7 3/4% 2020 Notes and $1,054.21 for each $1,000 principal amount of 7 7/8% 2020 Notes. The premium portion of the aggregate total consideration was approximately $101.2 million and recorded as a loss on extinguishment of debt in the first quarter of 2015.

Separately, on February 18, 2015, the Issuers completed the issuance of $1.8 billion aggregate principal amount of 2025 Notes pursuant to an Indenture, dated as of February 18, 2015 (the "2025 Indenture"), among the Issuers, all the Issuers' subsidiaries (other than Wynn Las Vegas Capital Corp., which was a co-issuer) and U.S. Bank National Association, as trustee. The 2025 Notes were issued at par. The Company used the net proceeds from the 2025 Notes to cover the cost of purchasing the 2020 Notes tendered in the tender offer. The Company also satisfied and discharged the indentures under which the 2020 Notes were issued and will use the remaining net proceeds to redeem the 2020 Notes not tendered and for general corporate purposes.

The 2025 Notes will mature on March 1, 2025 and bear interest at the rate of 5 1/2% per annum. The Issuers may, at their option, redeem the 2025 Notes, in whole or in part, at any time or from time to time prior to their stated maturity. The redemption price for 2025 Notes that are redeemed before December 1, 2024 will be equal to the greater of (a) 100% of the principal amount of the 2025 Notes to be redeemed and (b) a “make-whole” amount described in the 2025 Indenture, plus in either case accrued and unpaid interest, if any, to, but not including, the redemption date. The redemption price for the 2025 Notes that are redeemed on or after December 1, 2024 will be equal to 100% of the principal amount of the 2025 Notes to be redeemed, plus accrued and unpaid interest, if any, to, but not including, the redemption date. In the event of a change of control triggering event, the Issuers will be required to offer to repurchase the 2025 Notes at 101% of the principal amount, plus accrued and unpaid interest, if any, to, but not including. the repurchase date. The 2025 Notes are also subject to mandatory redemption requirements imposed by gaming laws and regulations of gaming authorities in Nevada.

The 2025 Notes are the Issuers’ senior unsecured obligations and rank pari passu in right of payment with the Issuers’ outstanding 7 7/8% 2020 Notes, 7 3/4% 2020 Notes, the 2022 Notes and the 2023 Notes (together, the "Existing Notes"). The 2025 Notes are secured by a first priority pledge of the Company’s equity interests, the effectiveness of which is subject to the prior approval of the Nevada gaming authorities. The equity interests of the Company also secure the Existing Notes. If Wynn Resorts, Limited receives an investment grade rating from one or more ratings agencies, the first priority pledge securing the 2025 Notes will be released.

The 2025 Notes are jointly and severally guaranteed by all of the Issuers’ subsidiaries. The guarantees are senior unsecured obligations and rank senior in right of payment to all of their existing and future subordinated debt. The guarantees rank equally in right of payment with all existing and future liabilities of the Issuers' subsidiaries that are not so subordinated and will be effectively subordinated in right of payment to all of such existing and future secured debt (to the extent of the collateral securing such debt).

The 2025 Indenture contains covenants limiting the Issuers’ and all of the Issuers' subsidiaries' (as guarantors), other than Wynn Capital, ability to create liens on assets to secure debt, enter into sale-leaseback transactions and merge or consolidate with another company. These covenants are subject to a number of important and significant limitations, qualifications and exceptions.

Events of default under the 2025 Indenture include, among others, the following: default for 30 days in the payment when due of interest on the 2025 Notes; default in payment when due of the principal of, or premium, if any, on the 2025 Notes; failure to comply with certain covenants in the 2025 Indenture; and certain events of bankruptcy or insolvency. In the case of an event of default arising from certain events of bankruptcy or insolvency with respect to the Issuers or Issuers' subsidiaries (as guarantors), other than Wynn Capital, all 2025 Notes then outstanding will become due and payable immediately without further action or notice.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a)     Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2014, the Company’s disclosure controls and procedures are effective, at the reasonable assurance level, in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely discussions regarding required disclosure.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (“COSO”) in Internal Control-Integrated Framework.

Based on our assessment, management believes that, as of December 31, 2014, the Company’s internal control over financial reporting was effective.

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

Item 9B. Other Information

On February 26, 2015, the Company entered into (i) a Management Fee and Corporate Allocation Agreement, dated as of February 26, 2015, by and between the Company and Wynn Resorts, Limited (“Management Agreement”) and (ii) a 2015 Intellectual Property License Agreement, dated as of February 26, 2015, by and among the Company, Wynn Resorts Holdings, LLC and Wynn Resorts, Limited (“2015 IP Agreement”).  The Management Agreement provides that, among other things, the Company will pay Wynn Resorts, Limited a yearly management fee equal to 1.5% of net revenues and monthly corporate allocation charges for corporate support services provided by Wynn Resorts, Limited in support of the Company’s business.  Pursuant to the 2015 IP Agreement, the Company is granted a non-exclusive license to certain intellectual property at a monthly licensing fee of 3% of the Company’s gross revenue, subject to a 1.5% reduction while the 2004 IP Agreement (defined below) is in place.

In connection with the foregoing, the Company terminated that certain Management Agreement, dated as of December 14, 2004, by and among the Company, Wynn Resorts, Limited and certain Wynn Las Vegas-related entities. That certain Intellectual Property License Agreement, dated as of December 14, 2004 (“2004 IP Agreement”), by and among the Company, Wynn Resorts Holdings, LLC and Wynn Resorts, Limited remains in effect until otherwise terminated by the parties in accordance with the terms therein.
These descriptions of the Management Agreement and 2015 IP Agreement are qualified by reference to such agreements, copies of which are filed herewith as Exhibits 10.22 and 10.18, respectively.
Effective February 28, 2015, Scott Peterson will step down as Chief Financial Officer of the Company, and Dean Lawrence, who currently serves as the Company’s Vice President - Finance, will serve as Chief Financial Officer.  Mr. Peterson’s resignation coincides with the expiration of his employment agreement.  There are no disagreements between the Company and Mr. Peterson that caused or contributed to his resignation.

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

Item 14. Principal Accountant Fees and Services

The following table shows the fees paid or accrued by us for audit and other services provided by our auditors, Ernst & Young LLP, during each of the years ended December 31, 2014 and 2013:

	Aggregate Fees
Category	2014	2013
Audit fees	$231,000	$270,210
Audit-related fees	$—	$—
Tax fees	$250,000	$238,786
All other fees	$—	$—

“Audit fees” includes the aggregate fees billed by our principal auditors for professional services rendered for the audit of our consolidated financial statements for the years ended December 31, 2014 and 2013. “Audit fees” also includes amounts billed for services provided in connection with debt offerings in 2014 and 2013. “Tax fees” include amounts billed for domestic tax planning.

All of the principal accounting fees and services were pre-approved by the Audit Committee in 2014 and 2013. The Audit Committee pre-approves services either by: (1) approving a request from management to engage our principal auditors for a specific project at a specific fee or rate or (2) by pre-approving certain types of services that would comprise the fees within each of the above categories at our principal auditors usual and customary rates.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)1. The following consolidated financial statements of the Company are filed as part of this report under Item 8—“Financial Statements and Supplemental Data”.

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of December 31, 2014 and 2013

•	Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2014, 2013 and 2012

•	Consolidated Statements of Member’s Equity (Deficit) for the years ended December 31, 2014, 2013 and 2012

•	Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012

•	Notes to Consolidated Financial Statements

(a)2. Financial Statement Schedules

•	Schedule II—Valuation and Qualifying Accounts

We have omitted all other financial statement schedules because they are not required or are not applicable, or the required information is shown in the consolidated financial statements or notes to the consolidated financial statements.

SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS
(amounts in thousands)

Description	January 1, 2014	Provisions for Doubtful Accounts	Write-offs, Net of Recoveries	December 31, 2014
Allowance for doubtful accounts	$52,854	7,094	(5,220)	$54,728
Description	January 1, 2013	Provisions for Doubtful Accounts	Write-offs, Net of Recoveries	December 31, 2013
Allowance for doubtful accounts	$64,281	7,534	(18,961)	$52,854
Description	January 1, 2012	Provisions for Doubtful Accounts	Write-offs, Net of Recoveries	December 31, 2012
Allowance for doubtful accounts	$56,777	18,306	(10,802)	$64,281

(a)3. Exhibits
Exhibits that are not filed herewith have been previously filed with the SEC and are incorporated herein by reference.
EXHIBIT INDEX

Exhibit No.	Description

3.1	Third Amended and Restated Articles of Organization of Wynn Las Vegas, LLC. (Incorporated by reference from the Quarterly Report on Form 10-Q filed by the Registrant on November 7, 2014.)
3.2	Second Amended and Restated Operating Agreement of Wynn Las Vegas, LLC. (Previously filed with the Registration Statement on Form S-4 (File No. 333-124052) filed by the Registrant on April 13, 2005.)
3.3
First Amended and Restated Articles of Incorporation of Wynn Las Vegas Capital Corp. (Previously filed with the Registration Statement on Form S-4 (File No. 333-124052) filed by the Registrant on April 13, 2005.)

3.4
Certificate of Amendment of the Articles of Incorporation of Wynn Las Vegas Capital Corp. (Previously filed with the Registration Statement on Form S-4 (File No. 333-124052) filed by the Registrant on April 13, 2005.)

3.5	First Amended and Restated Bylaws of Wynn Las Vegas Capital Corp. (Previously filed with the Registration Statement on Form S-4 (File No. 333-124052) filed by the Registrant on April 13, 2005.)
3.6
First Amendment to the First Amended and Restated Bylaws of Wynn Las Vegas Capital Corp. (Previously filed with the Registration Statement on Form S-4 (File No. 333-124052) filed by the Registrant on April 13, 2005.)

3.7
Second Amendment to the First Amended and Restated Bylaws of Wynn Las Vegas Capital Corp. (Previously filed with the Registration Statement on Form S-4 (File No. 333-124052) filed by the Registrant on April 13, 2005.)

*3.8	Certificate of Second Amended and Restated Articles of Organization of Kevyn, LLC.
3.9	Operating Agreement of Kevyn, LLC. (Incorporated by reference from the Annual Report on Form 10-K filed by the Registrant on February 22, 2008.)
3.10
Second Amended and Restated Articles of Organization of Las Vegas Jet, LLC. (Previously filed with the Registration Statement on Form S-4 (File No. 333-124052) filed by the Registrant on April 13, 2005.)

3.11	Second Amended and Restated Operating Agreement of Las Vegas Jet, LLC. (Previously filed with the Registration Statement on Form S-4 (File No. 333-124052) filed by the Registrant on April 13, 2005.)
*3.12	Certificate of Amended and Restated Articles of Organization of Wynn Sunrise, LLC.
3.13	First Amended and Restated Operating Agreement of Wynn Sunrise, LLC. (Previously filed with the Registration Statement on Form S-4 (File No. 333-124052) filed by the Registrant on April 13, 2005.)
*3.14	Certificate of Third Amended and Restated Articles of Organization of World Travel, LLC.
3.15	Second Amended and Restated Operating Agreement of World Travel, LLC. (Previously filed with the Registration Statement on Form S-4 (File No. 333-124052) filed by the Registrant on April 13, 2005.)
*3.16	Certificate of Second Amended and Restated Articles of Organization of Wynn Show Performers, LLC.
3.17
First Amended and Restated Operating Agreement of Wynn Show Performers, LLC. (Previously filed with the Registration Statement on Form S-4 (File No. 333-124052) filed by the Registrant on April 13, 2005.)

4.1
Indenture, dated as of April 28, 2010, by and among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., the Guarantors set forth therein and U.S. Bank National Association, as trustee. (Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on April 28, 2010.)

4.2
Indenture, dated as of August 4, 2010, among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., the Guarantors named therein and U.S. Bank National Association, as trustee. (Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on August 5, 2010.)

4.3
Indenture, dated as of March 12, 2012, by and among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., the Guarantors set forth therein and U.S. Bank National Association, as trustee. (Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on March 13, 2012.)

4.4
Indenture, dated May 22, 2013, among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., the Guarantors named therein and U.S. Bank National Association, as trustee. (Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on May 22, 2013.)

4.5
Indenture, dated February 18, 2015, among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., the Guarantors named therein and U.S. Bank National Association, as trustee. (Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on February 18, 2015.)

Exhibit No.	Description
*4.6
Supplemental Indenture, dated as of February 18, 2015, to Indenture, dated as of April 28, 2010, among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., the Guarantors named therein and U.S. Bank National Association, as trustee.

*4.7
Supplemental Indenture, dated as of February 18, 2015, to Indenture, dated as of August 4, 2010, among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., the Guarantors named therein and U.S. Bank National Association, as trustee.

*4.8
Supplemental Indenture, dated as of February 18, 2015, to Indenture, dated as of March 12, 2012, among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., the Guarantors named therein and U.S. Bank National Association, as trustee.

*4.9
Supplemental Indenture, dated as of February 18, 2015, to Indenture, dated as of May 22, 2013, among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., the Guarantors named therein and U.S. Bank National Association, as trustee.

10.1
Amended and Restated Master Disbursement Agreement, dated as of October 25, 2007, by and among Wynn Las Vegas, LLC, Deutsche Bank Trust Company Americas, as the initial Bank Agent, and Deutsche Bank Trust Company America, as the initial Disbursement Agent. (Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on October 31, 2007.)

10.2
First Amendment to Amended and Restated Master Disbursement Agreement, dated as of October 31, 2007, by and among Wynn Las Vegas, LLC, Deutsche Bank Trust Company Americas, as the initial Bank Agent, and Deutsche Bank Trust Company America, as the initial Disbursement Agent. (Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on November 1, 2007.)

10.3
Second Amendment to Amended and Restated Master Disbursement Agreement, dated as of November 6, 2007, by and among Wynn Las Vegas, LLC, Deutsche Bank Trust Company Americas, as the Bank Agent, and Deutsche Bank Trust Company Americas, as the Disbursement Agent. (Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on November 13, 2007.)

10.4
Third Amendment to Amended and Restated Master Disbursement Agreement, dated October 19, 2009, by and among Wynn Las Vegas, LLC, Deutsche Bank Trust Company Americas, as the Bank Agent, and Deutsche Bank Trust Company Americas, as the Disbursement Agent. (Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on October 20, 2009.)

10.5
Fourth Amendment to Amended and Restated Master Disbursement Agreement, dated April 28, 2010, by and among Wynn Las Vegas, LLC, Deutsche Bank Trust Company Americas, as the Bank Agent, and Deutsche Bank Trust Company Americas, as the Disbursement Agent. (Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on April 28, 2010.)

10.6
Fifth Amendment to Amended and Restated Master Disbursement Agreement, dated August 4, 2010, by and among Wynn Las Vegas, LLC, Deutsche Bank Trust Company Americas, as the Bank Agent, and Deutsche Bank Trust Company Americas, as the Disbursement Agent. (Incorporated by reference from the Annual Report on Form 10-K filed by the Registrant on March 1, 2013.)

10.7
Sixth Amendment to Amended and Restated Master Disbursement Agreement, dated March 12, 2012, by and among Wynn Las Vegas, LLC, Deutsche Bank Trust Company Americas, as the Bank Agent, and Deutsche Bank Trust Company Americas, as the Disbursement Agent. (Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on March 13, 2012.)

10.8
Promissory Note and Agreement, dated May 24, 2005, by Wells Fargo Northwest, National Association, not in its individual capacity but solely as owner trustee, and World Travel, LLC; and accepted and agreed to by Bank of America, N.A., as lender and Wells Fargo Bank, National Association, not in its individual capacity but solely as collateral agent. (Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on May 25, 2005.)

10.9
Promissory Note and Agreement, dated May 24, 2005, by Wells Fargo Northwest, National Association, not in its individual capacity but solely as owner trustee, and World Travel, LLC; and accepted and agreed to by The CIT Group / Equipment Financing, Inc., as lender and Wells Fargo Bank, National Association, not in its individual capacity but solely as collateral agent. (Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on May 25, 2005.)

10.10
Aircraft Security Agreement, dated May 24, 2005, between Wells Fargo Northwest, National Association, not in its individual capacity but solely as owner trustee, World Travel, LLC and Wells Fargo Bank, National Association, not in its individual capacity but solely as collateral agent. (Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on May 25, 2005. )

10.11
Guaranty, dated May 24, 2005, by Wynn Las Vegas, LLC in favor of The CIT Group / Equipment Financing, Inc., Bank of America, N.A. and Wells Fargo Bank, National Association, not in its individual capacity but solely as collateral agent. (Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on May 25, 2005.)

Exhibit No.	Description
10.12
Sixth Amended and Restated Art Rental and Licensing Agreement, dated as of July 1, 2012 between Stephen A. Wynn, as lessor, Wynn Las Vegas, LLC, as lessee. (Incorporated by reference from the Quarterly Report on Form 10-Q filed by the Registrant on November 9, 2012.)

10.13
Completion Guaranty, dated December 14, 2004, by Wynn Completion Guarantor, LLC in favor of Deutsche Bank Trust Company Americas, as the Bank Agent, and U.S. Bank National Association, as Indenture Trustee. (Incorporated by reference from the Annual Report on Form 10-K filed by Wynn Resorts on March 15, 2005.)

10.14
Management Fees Subordination Agreement, dated as of December 14, 2004, by Wynn Resorts, Limited, Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., and those subsidiaries of Wynn Las Vegas, LLC listed on Exhibit A hereto in favor of Deutsche Bank Trust Company Americas, as administrative agent, and U.S. Bank National Association, as trustee. (Incorporated by reference from the Annual Report on Form 10-K filed by Wynn Resorts on March 15, 2005.)

10.15
Management Agreement, made as of December 14, 2004, by and among Wynn Las Vegas, LLC, Wynn Show Performers, LLC, Wynn Las Vegas Capital Corp., Wynn Golf, LLC, World Travel, LLC, Las Vegas Jet, LLC, Wynn Sunrise, LLC, and Wynn Resorts, Limited. (Incorporated by reference from the Annual Report on Form 10-K filed by Wynn Resorts on March 15, 2005.)

10.16
First Amendment to Management Agreement, dated as of December 12, 2014, by and among Wynn Las Vegas, LLC, Wynn Show Performers, LLC, Wynn Las Vegas Capital Corp., Wynn Golf, LLC, World Travel, LLC, Las Vegas Jet, LLC, Wynn Sunrise, LLC, and Wynn Resorts, Limited. (Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on December 12, 2014.)

10.17
Intellectual Property License Agreement, dated as of December 14, 2004, by and among Wynn Resorts Holdings, Wynn Resorts, Limited and Wynn Las Vegas, LLC. (Incorporated by reference from the Annual Report on Form 10-K filed by Wynn Resorts on March 15, 2005.)

*10.18	2015 Intellectual Property License Agreement, dated as of February 26, 2015, by and between Wynn Resorts Holdings, LLC, Wynn Resorts, Limited and Wynn Las Vegas, LLC.
10.19
2013 Second Amended and Restated Agreement of Lease, dated as of November 7, 2013, by and between Wynn Las Vegas, LLC and Stephen A. Wynn. (Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on November 14, 2013.)

*10.20	First Amendment to 2013 Second Amended and Restated Agreement of Lease, dated as of February 25, 2015, by and between Wynn Las Vegas, LLC and Stephen A. Wynn.
10.21
Registration Rights Agreement, dated as of March 12, 2012, by and among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp, Wynn Show Performers, LLC, Wynn Golf, LLC, Las Vegas Jet, LLC, World Travel, LLC, Wynn Sunrise, LLC, Kevyn, LLC, Deutsche Bank Securities Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities LLC. (Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on March 13, 2012.)

*10.22	Management Fee and Corporate Allocation Agreement, dated as of February 26, 2015, by and between Wynn Las Vegas, LLC and Wynn Resorts, Limited.
*10.23
Credit Agreement, dated as of November 20, 2014, by and among Wynn America, LLC, as borrower, Wynn Las Vegas Holdings, LLC, Everett Property, LLC and Wynn MA, LLC, as guarantors, Deutsche Bank AG New York Branch, as administrative agent and collateral agent, Deutsche Bank Securities Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Credit Agricole Corporate and Investment Bank, Fifth Third Bank, SunTrust Robinson Humphrey, Inc., The Bank of Nova Scotia, BNP Paribas Securities Corp., Sumitomo Mitsui Banking Corporation and UBS Securities LLC, as joint lead arrangers and joint bookrunners, Morgan Stanley Senior Funding, Inc. and Bank of China, Los Angeles Branch, as arrangers, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as documentation agent, and the other lenders party thereto.

*10.24	Completion Guaranty, dated as of November 20, 2014, by and between Wynn Resorts, Limited, and Deutsche Bank AG New York Branch, as administrative agent.
*10.25
Security Agreement, dated as of November 20, 2014, by and among Wynn America, LLC, Wynn Las Vegas Holdings, LLC, Everett Property, LLC and Wynn MA, LLC, as pledgors, and Deutsche Bank AG New York Branch, as collateral agent.

*10.26
Termination Agreement, dated February 26, 2015, to Management Agreement, dated as of December 14, 2004, by and among Wynn Las Vegas, LLC, certain Wynn Las Vegas-related entities named therein, and Wynn Resorts, Limited.

*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description
*101
The following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on February 27, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2014, 2013 and 2012, (ii) the Consolidated Balance Sheets at December 31, 2014 and 2013, (iii) the Consolidated Statements of Member’s Equity at December 31, 2014, 2013 and 2012, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012, and (iv) Notes to Consolidated Financial Statements.

* Filed herein

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 27, 2015	WYNN LAS VEGAS, LLC

	By	/s/ Maurice Wooden
Maurice Wooden
President
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Stephen A. Wynn	Chairman of the Board	February 27, 2015
Stephen A. Wynn

/s/ John Hagenbuch	Director	February 27, 2015
John Hagenbuch

/s/ Ray R. Irani	Director	February 27, 2015
Dr. Ray R. Irani

/s/ Robert J. Miller	Director	February 27, 2015
Robert J. Miller

/s/ Alvin V. Shoemaker	Director	February 27, 2015
Alvin V. Shoemaker

/s/ J. Edward Virtue	Director	February 27, 2015
J. Edward Virtue

/s/ D. Boone Wayson	Director	February 27, 2015
D. Boone Wayson

/s/ Elaine P. Wynn	Director	February 27, 2015
Elaine P. Wynn

/s/ Maurice Wooden	President (Principal Executive Officer)	February 27, 2015
Maurice Wooden

/s/ Scott Peterson	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 27, 2015
Scott Peterson