Form 10-Q
period 2015-03-31
WYNN LAS VEGAS LLC
filed 2015-05-08
CIK 1180638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
Wynn Resorts Holdings, LLC owns all of the membership interests of the Registrant as of May 8, 2015.

The Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES
FORM 10-Q

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

WYNN LAS VEGAS, LLC AND SUBSIDIARIES
(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31, 2015	December 31, 2014
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$142,978	$266,360
Restricted cash	163,046	—
Receivables, net	127,926	163,006
Inventories	48,019	48,249
Prepaid expenses and other	35,436	32,925
Total current assets	517,405	510,540
Property and equipment, net	2,854,252	2,892,929
Intangible assets, net	1,399	1,399
Deferred financing costs, net	38,514	30,256
Deposits and other assets	42,422	33,855
Investment in unconsolidated affiliates	4,000	3,952
Total assets	$3,457,992	$3,472,931
LIABILITIES AND MEMBER’S DEFICIT
Current liabilities:
Accounts payable	$32,859	$42,783
Current portion of long-term debt	150,937	—
Customer deposits	87,817	108,432
Gaming taxes payable	15,081	13,697
Accrued compensation and benefits	51,980	50,751
Accrued interest	24,059	56,536
Other accrued liabilities	24,717	24,850
Due to affiliates, net	14,051	14,310
Total current liabilities	401,501	311,359
Long-term debt	3,200,000	3,001,963
Due to affiliates, net	10,011	194,646
Other long-term liabilities	4,754	4,913
Total liabilities	3,616,266	3,512,881
Commitments and contingencies (Note 8)
Member’s deficit:
Contributed capital	1,125,010	1,124,346
Accumulated deficit	(1,283,284)	(1,164,296)
Total member’s deficit	(158,274)	(39,950)
Total liabilities and member’s deficit	$3,457,992	$3,472,931

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES
(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2015	2014
Operating revenues:
Casino	$161,779	$155,279
Rooms	99,640	103,072
Food and beverage	114,455	115,015
Entertainment, retail and other	56,066	54,282
Gross revenues	431,940	427,648
Less: promotional allowances	(44,910)	(46,519)
Net revenues	387,030	381,129
Operating costs and expenses:
Casino	78,875	80,488
Rooms	35,519	34,186
Food and beverage	71,834	70,560
Entertainment, retail and other	33,962	33,479
General and administrative	61,077	59,287
Provision for doubtful accounts	1,761	2,152
Management and license fees	8,131	5,719
Depreciation and amortization	46,240	43,990
Property charges and other	2,031	(246)
Total operating costs and expenses	339,430	329,615
Operating income	47,600	51,514
Other income (expense):
Interest income	6	8
Interest expense	(48,125)	(51,752)
Loss on extinguishment of debt	(118,517)	(1,529)
Equity in income from unconsolidated affiliates	48	94
Other income (expense), net	(166,588)	(53,179)
Net loss	(118,988)	(1,665)
Other comprehensive income	—	—
Total comprehensive loss	$(118,988)	$(1,665)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES
(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(118,988)	$(1,665)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	46,240	43,990
Stock-based compensation expense	664	1,026
Amortization and write-off of deferred financing costs and other	1,529	1,240
Loss on extinguishment of debt	118,517	1,529
Provision for doubtful accounts	1,761	2,152
Property charges and other	1,982	(226)
Equity in income of unconsolidated affiliates, net of distributions	(48)	(94)
Increase (decrease) in cash from changes in:
Receivables, net	33,319	21,668
Inventories and prepaid expenses and other	(2,147)	2,901
Accounts payable and accrued expenses	(57,308)	(45,419)
Due to affiliates, net	(190,686)	(1,444)
Net cash (used in) provided by operating activities	(165,165)	25,658
Cash flows from investing activities:
Capital expenditures, net of construction payables and retention	(13,470)	(13,002)
Deposits and purchase of other assets	(10,340)	(3,626)
Due to affiliates, net	7,424	(12,518)
Proceeds from sale of assets	—	430
Net cash used in investing activities	(16,386)	(28,716)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	1,800,000	—
Principal payments on long-term debt	—	(350)
Repurchase of first mortgage notes	(1,452,374)	(12,000)
Restricted cash	(163,046)	—
Payments of financing costs	(126,411)	(1,381)
Net cash provided by (used in) financing activities	58,169	(13,731)
Cash and cash equivalents:
Decrease in cash and cash equivalents	(123,382)	(16,789)
Balance, beginning of period	266,360	231,156
Balance, end of period	$142,978	$214,367

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES
(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 - Organization and Basis of Presentation

Organization

Wynn Las Vegas, LLC, a Nevada limited liability company, was organized primarily to construct and operate Wynn Las Vegas | Encore (“Wynn Las Vegas”), an integrated destination casino resort on the “Strip” in Las Vegas, Nevada. Unless the context otherwise requires, all references herein to the “Company” refer to Wynn Las Vegas, LLC and its consolidated subsidiaries. The sole member of the Company is Wynn Resorts Holdings, LLC (“Holdings”). The sole member of Holdings is Wynn Resorts, Limited (“Wynn Resorts”).

Wynn Las Vegas Capital Corp. (“Wynn Capital”) is a wholly owned subsidiary of the Company organized solely for the purpose of obtaining financing for Wynn Las Vegas. Wynn Capital is authorized to issue 2,000 shares of common stock, par value $0.01. At March 31, 2015, the Company owned the one share that was issued and outstanding. Wynn Capital has neither any significant net assets nor has had any operating activity. Its sole function is to serve as the co-issuer of the mortgage and senior notes. Wynn Las Vegas, LLC and Wynn Capital together are hereinafter referred to as the “Issuers”.

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results for the interim periods have been made. The results for the three months ended March 31, 2015 are not necessarily indicative of results to be expected for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

Restricted Cash

At March 31, 2015, the Company’s restricted cash of $163.0 million consisted of funds held for the purpose of redeeming the portion of the 2020 Notes (as defined and more fully discussed in Note 5 “Long-Term Debt”) that were not tendered in February 2015 in a cash tender offer.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES
(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Accounts Receivable and Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of casino accounts receivable. The Company issues credit in the form of “markers” to approved casino customers following investigations of creditworthiness. As of March 31, 2015 and December 31, 2014, approximately 78% and 80%, respectively, of the Company’s markers were due from customers residing outside the United States, primarily in Asia. Business or economic conditions or other significant events in these countries could affect the collectability of such receivables.

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

Revenues are recognized net of certain sales incentives which are required to be recorded as a reduction of revenues; consequently, the Company’s casino revenues are reduced by discounts and points earned by customers from the Company's loyalty program.

The retail value of accommodations, food and beverage, and other services furnished to guests without charge is included in gross revenues. Such amounts are then deducted as promotional allowances. The estimated cost of providing such promotional allowances is primarily included in casino expenses as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Rooms	$8,481	$8,162
Food and beverage	16,306	17,058
Entertainment, retail and other	3,180	3,062
	$27,967	$28,282

Gaming Taxes

The Company is subject to taxes based on gross gaming revenue in the jurisdictions in which it operates, subject to applicable jurisdictional adjustments. These gaming taxes are an assessment on the Company’s gaming revenue and are recorded as casino expense in the accompanying Condensed Consolidated Statements of Comprehensive Loss. These taxes totaled $11.5 million and $11.1 million for the three months ended March 31, 2015 and 2014, respectively.

Stock-Based Compensation

The Company accounts for stock-based compensation related to equity shares of Wynn Resorts granted to its employees in accordance with accounting standards which require the compensation cost relating to share-based payment transactions be recognized in the Company's Condensed Consolidated Statements of Comprehensive Loss. The cost is measured at the grant

WYNN LAS VEGAS, LLC AND SUBSIDIARIES
(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

date, based on the estimated fair value of the award using the Black-Scholes option pricing model for stock options, and based on the closing share price of the Company's stock on the grant date for nonvested share awards. The cost is recognized as an expense on a straight-line basis over the employee's requisite service period (the vesting period of the award) net of estimated forfeitures. For the three months ended March 31, 2015 and 2014, the Company recorded $0.7 million and $1.0 million, respectively, in stock-based compensation with a corresponding increase to contributed capital.

Recently Issued Accounting Standards

In April 2015, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update that requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update.  The effective date for this update is for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early application is permitted. The Company will adopt this standard effective January 1, 2016.  The Company is currently assessing the impact the adoption of this standard will have on its consolidated financial statements.

In May 2014, the FASB issued an accounting standards update that amends the FASB Accounting Standards Codification and creates a new topic for Revenue from Contracts with Customers. The new guidance is expected to clarify the principles for revenue recognition and to develop a common revenue standard for U.S. generally accepted accounting principles applicable to revenue transactions. This guidance provides that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. This guidance also provides substantial revision of interim and annual disclosures. The update allows for either full retrospective adoption, meaning the guidance is applied for all periods presented, or modified retrospective adoption, meaning the guidance is applied only to the most current period presented in the financial statements with the cumulative effect of initially applying the guidance recognized at the date of initial application. The effective date for this update is for the annual and interim periods beginning after December 15, 2016. Early application is not permitted. The Company will adopt this standard effective January 1, 2017. The Company is currently assessing the impact the adoption of this standard will have on its consolidated financial statements.

Note 3 - Receivables, net

Receivables, net consisted of the following (in thousands):

	March 31, 2015	December 31, 2014
Casino	$149,961	$185,071
Hotel	15,995	14,873
Retail leases and other	17,096	17,790
	183,052	217,734
Less: allowance for doubtful accounts	(55,126)	(54,728)
	$127,926	$163,006

WYNN LAS VEGAS, LLC AND SUBSIDIARIES
(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 4 - Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	March 31, 2015	December 31, 2014
Land and improvements	$623,929	$623,741
Buildings and improvements	2,626,444	2,632,997
Furniture, fixtures and equipment	1,401,742	1,398,323
Construction in progress	7,305	5,971
	4,659,420	4,661,032
Less: accumulated depreciation	(1,805,168)	(1,768,103)
	$2,854,252	$2,892,929

Note 5 - Long-Term Debt

Long-term debt consisted of the following (in thousands):

	March 31, 2015	December 31, 2014
7 7/8% First Mortgage Notes, due May 1, 2020, net of original issue discount of $299 at March 31, 2015 and $1,647 at December 31, 2014	$70,838	$345,363
7 3/4% First Mortgage Notes, due August 15, 2020	80,099	1,226,600
5 3/8% First Mortgage Notes, due March 15, 2022	900,000	900,000
4 1/4% Senior Notes, due May 30, 2023	500,000	500,000
5 1/2% Senior Notes, due March 1, 2025	1,800,000	—
Payable to Affiliate	—	30,000
	3,350,937	3,001,963
Current portion of long-term debt	(150,937)	—
	$3,200,000	$3,001,963

First Mortgage Notes due 2020

On February 10, 2015, the Issuers commenced a cash tender offer for any and all of the outstanding aggregate principal amounts of the 7 3/4% first mortgage notes due August 15, 2020 (the “7 3/4% 2020 Notes”) and 7 7/8% first mortgage notes due May 1, 2020 (the “7 7/8% 2020 Notes” and together with the 7 3/4% 2020 Notes, the “2020 Notes”). The Company accepted for purchase valid tenders with respect to approximately $305.8 million of the $377.0 million aggregate principal amount of the 7 7/8% 2020 Notes and approximately $1,146.5 million of the $1,226.6 million aggregate principal amount of the 7 3/4% 2020 Notes. The note holders who validly tendered their 2020 Notes received the total consideration of $1,073.82 for each $1,000 principal amount of 7 3/4% 2020 Notes and $1,054.21 for each $1,000 principal amount of 7 7/8% 2020 Notes. The premium portion of the aggregate total consideration was approximately $101.2 million and was recorded as a loss on extinguishment of debt in the accompanying Condensed Consolidated Statements of Comprehensive Loss. The Company satisfied and discharged the indentures under which the 2020 Notes were issued and redeemed the untendered 7 7/8% 2020 Notes on May 1, 2015 and will redeem the untendered 7 3/4% 2020 Notes on August 1, 2015.

Also in connection with this transaction, the Company expensed $17.2 million of unamortized debt issue costs and original issue discount related to the 2020 Notes and incurred other fees of approximately $0.1 million that are included in loss on extinguishment of debt in the accompanying Condensed Consolidated Statements of Comprehensive Loss.

5 1/2% Senior Notes due 2025

On February 18, 2015, the Issuers completed the issuance of $1.8 billion aggregate principal amount of 5 1/2% senior notes due March 1, 2025 (the “2025 Notes”) pursuant to an indenture, dated as of February 18, 2015 (the “2025 Indenture”),

WYNN LAS VEGAS, LLC AND SUBSIDIARIES
(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

among the Issuers, all the Issuers' subsidiaries (other than Wynn Capital, which was a co-issuer) and U.S. Bank National Association, as trustee. The 2025 Notes were issued at par. The Company used the net proceeds from the 2025 Notes to cover the cost of purchasing the 2020 Notes tendered in the cash tender offer. The Company will use the remaining net proceeds to redeem the 2020 Notes not tendered and for general corporate purposes. In connection with the issuance of the 2025 Notes, the Company capitalized approximately $25.1 million of financing costs.

The 2025 Notes will mature on March 1, 2025 and bear interest at the rate of 5 1/2% per annum. The Issuers may, at their option, redeem the 2025 Notes, in whole or in part, at any time or from time to time prior to their stated maturity. The redemption price for 2025 Notes that are redeemed before December 1, 2024 will be equal to the greater of (a) 100% of the principal amount of the 2025 Notes to be redeemed and (b) a “make-whole” amount described in the 2025 Indenture, plus in either case accrued and unpaid interest, if any, to, but not including, the redemption date. The redemption price for the 2025 Notes that are redeemed on or after December 1, 2024 will be equal to 100% of the principal amount of the 2025 Notes to be redeemed, plus accrued and unpaid interest, if any, to, but not including, the redemption date. In the event of a change of control triggering event, the Issuers will be required to offer to repurchase the 2025 Notes at 101% of the principal amount, plus accrued and unpaid interest, if any, to, but not including the repurchase date. The 2025 Notes also are subject to mandatory redemption requirements imposed by gaming laws and regulations of gaming authorities in Nevada.
The 2025 Notes are the Issuers’ senior unsecured obligations and rank pari passu in right of payment with the Issuers’ outstanding 7 7/8% 2020 Notes, 7 3/4% 2020 Notes, the 5 3/8% First Mortgage Notes due March 15, 2022 and the 4 1/4% Senior Notes due May 30, 2023 (together, the “Existing Notes”). The 2025 Notes are unsecured (except by the first priority pledge by Holdings of its equity interests in Wynn Las Vegas), effectiveness of which is subject to the prior approval of the Nevada gaming authorities. Such equity interests in Wynn Las Vegas also secure the Existing Notes. If Wynn Resorts, Limited receives an investment grade rating from one or more ratings agencies, the first priority pledge securing the 2025 Notes will be released.
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

Debt Covenant Compliance

As of March 31, 2015, management believes the Company was in compliance with all debt covenants.

Fair Value of Long Term Debt

The estimated fair value of the Company's long-term debt as of March 31, 2015 and December 31, 2014 was approximately $3.4 billion and $3.1 billion, respectively, compared to its carrying value of $3.4 billion and $3.0 billion, respectively. The estimated fair value of the Company's long-term debt is based on recent trades, if available, and indicative pricing from market information (Level 2 inputs).

WYNN LAS VEGAS, LLC AND SUBSIDIARIES
(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 6 - Related Party Transactions

Amounts Due to Affiliates, net

The Company periodically settles amounts due to affiliates, net with cash receipts and payments. As of March 31, 2015 and December 31, 2014, the Company’s current due to affiliates, net of $14.1 million and $14.3 million, respectively, was comprised of construction related payables and corporate allocations.

As of March 31, 2015 and December 31, 2014, the Company's long-term due to affiliates, net of $10.0 million and $194.6 million, respectively, consisted of management and license fees. In March 2015, the Company paid $192.8 million in accrued management fees as the Company is no longer subject to certain restrictive covenants of the indentures under which the 2020 Notes were issued (“2020 Indentures”). The Company discharged the 2020 Indentures as a result of the cash tender offer of the 2020 Notes and will redeem the untendered 2020 Notes during 2015. The Company expects future management fee payments to be made on a recurring basis.

Management fee and corporate allocations

In February 2015, the Company entered into a new corporate support services agreement with Wynn Resorts and terminated the prior agreement. Wynn Resorts provides the Company legal, accounting, human resources, information services, real estate, and other corporate support services. The corporate support service allocations have been determined on a basis that Wynn Resorts and the Company consider to be reasonable estimates of the utilization of service provided or the benefit received by the Company. Wynn Resorts maintains corporate offices at Wynn Las Vegas without charge from the Company. Under the agreement, the Company also pays a management fee of 1.5% of net revenues.

For the three months ended March 31, 2015 and 2014, $9.8 million and $11.3 million, respectively, was charged to the Company under the corporate support services agreement.

Intellectual Property

Under an agreement with Wynn Resorts and a wholly owned subsidiary of Wynn Resorts, the Company licenses certain intellectual property, including certain trademarks, domain names, copyrights and service marks in connection with a variety of goods and services. In February 2015, the Company entered into a new license agreement which requires payment of fees equal to 1.5% of gross monthly revenues so long as the original license agreement is in effect and not terminated, and 3.0% subsequent to termination of the original license agreement. As of March 31, 2015, the original agreement is in effect and not terminated. For the three months ended March 31, 2015, $2.3 million of license fees were charged to the Company. No license fees were charged to the Company for the three months ended March 31, 2014.

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

Villa Lease

Mr. Wynn currently leases a villa at Wynn Las Vegas for use as his personal residence. The lease, including each amendment and restatement, was approved by the Audit Committee of the Board of Directors of Wynn Resorts. Beginning in November 2013, pursuant to the 2013 Second Amended and Restated Agreement of Lease, dated as of November 7, 2013 and amended as of February 25, 2015 (the “SW Lease”), Mr. Wynn pays the Company annual rent for the villa at its fair market value of the accommodations. Pursuant to the SW Lease, Wynn Las Vegas pays for all capital improvements to the villa. The fair value is based on independent third-party expert opinions of value, which was $525,000 per year through February 28, 2015 and $559,295 per year from March 1, 2015 through February 28, 2017. The rental value for the villa will be re-

WYNN LAS VEGAS, LLC AND SUBSIDIARIES
(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

determined every two years during the term of the SW Lease, by the Audit Committee. Certain services for, and maintenance of, the villa are included in the annual rent.

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

Golf Course Lease

On September 18, 2012, the Company distributed the Wynn Las Vegas golf course land and the related water rights to Wynn Resorts, Limited. Commencing September 18, 2012, the Company leases approximately 140 acres (upon which the golf course is located) and water rights from Wynn Resorts. The term of this lease is on a month-to-month basis provided, however, that either party may terminate this lease by providing written notice of such termination to the other party no later than 30 days prior to the expiration of any monthly period. The combined rent for both the golf course land and the water rights is $598,000 per month.

Note 7 - Property Charges and Other

Property charges and other were $2.0 million for the three months ended March 31, 2015, primarily due to abandonments at the Company compared to a minimal amount for the same period of 2014.

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

Determination of Unsuitability and Redemption of Aruze USA, Inc. and Affiliates

On February 18, 2012, Wynn Resorts’ Gaming Compliance Committee received an independent report by Freeh, Sporkin & Sullivan, LLP (the “Freeh Report”) detailing a pattern of misconduct by Aruze USA, Inc. (“Aruze”) (at the time a stockholder of Wynn Resorts), Universal Entertainment Corporation (Aruze's parent company), and Kazuo Okada (the majority shareholder of Universal Entertainment Corporate and a former member of the Board of Directors of Wynn Resorts and Wynn Macau, Limited) (collectively, the “Okada Parties”). The factual record presented in the Freeh Report included evidence that the Okada Parties had provided valuable items to certain foreign gaming officials who were responsible for regulating gaming in a jurisdiction in which entities controlled by Mr. Okada were developing a gaming resort. Mr. Okada denied the impropriety of such conduct to members of the Board of Directors of Wynn Resorts and, while serving as one of Wynn Resorts’ directors, Mr. Okada refused to acknowledge or abide by Wynn Resorts’ anti-bribery policies and refused to participate in the training all other directors received concerning these policies.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES
(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Based on the Freeh Report, the Board of Directors of Wynn Resorts determined that the Okada Parties are “unsuitable persons” under Article VII of Wynn Resorts’ articles of incorporation. The Board of Directors was unanimous (other than Mr. Okada) in its determination. After authorizing the redemption of Aruze shares, as discussed below, the Board of Directors took certain actions to protect Wynn Resorts and its operations from any influence of an unsuitable person, including placing limitations on the provision of certain operating information to unsuitable persons and formation of an Executive Committee of the Board to manage the business and affairs of Wynn Resorts during the period between each annual meeting. The Charter of the Executive Committee provides that “Unsuitable Persons” are not permitted to serve on the Committee. All members of the Board, other than Mr. Okada, were appointed to the Executive Committee on February 18, 2012. The Board of Directors also requested that Mr. Okada resign as a director of Wynn Resorts (under Nevada corporation law, a board of directors does not have the power to remove a director) and recommended that Mr. Okada be removed as a member of the Board of Directors of Wynn Macau, Limited. On February 18, 2012, Mr. Okada was removed from the Board of Directors of Wynn Capital. On February 24, 2012, Mr. Okada was removed from the Board of Directors of Wynn Macau, Limited and on February 22, 2013, he was removed from the Board of Directors of Wynn Resorts by a stockholder vote in which 99.6% of the over 86 million shares voted were cast in favor of removal. Mr. Okada resigned from the Board of Directors of Wynn Resorts on February 21, 2013. Although Wynn Resorts has retained the structure of the Executive Committee, the Board has resumed its past role in managing the business and affairs of Wynn Resorts.

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

On March 12, 2012, the Okada Parties removed the action to the United States District Court for the District of Nevada (the action was subsequently remanded to Nevada state court). On that same date, the Okada Parties filed an answer denying the claims and a counterclaim (as amended, the “Counterclaim”) that purports to assert claims against Wynn Resorts, each of the members of Wynn Resorts’ Board of Directors (other than Mr. Okada) and Wynn Resorts’ General Counsel (the “Wynn Parties”). The Counterclaim alleges, among other things: (1) that the shares of Wynn Resorts common stock owned by Aruze were exempt from the redemption-for-unsuitability provisions in the Wynn Resorts articles of incorporation (the “Articles”) pursuant to certain agreements executed in 2002; (2) that the Wynn Resorts directors who authorized the redemption of Aruze’s

WYNN LAS VEGAS, LLC AND SUBSIDIARIES
(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

shares acted at the direction of Mr. Wynn and did not independently and objectively evaluate the Okada Parties’ suitability, and by so doing, breached their fiduciary duties; (3) that the Wynn Resorts directors violated the terms of the Wynn Resorts Articles by failing to pay Aruze fair value for the redeemed shares; and (4) that the terms of the Redemption Note that Aruze received in exchange for the redeemed shares, including the Redemption Note’s principal amount, duration, interest rate, and subordinated status, were unconscionable. Among other relief, the Counterclaim seeks a declaration that the redemption of Aruze’s shares was void, an injunction restoring Aruze’s share ownership, damages in an unspecified amount and rescission of the Amended and Restated Stockholders Agreement, dated as of January 6, 2010, by and among Aruze, Mr. Wynn, and Elaine Wynn (the “Stockholders Agreement”).

On June 19, 2012, Elaine Wynn asserted a cross claim against Mr. Wynn and Aruze seeking a declaration that (1) any and all of Elaine Wynn’s duties under the Stockholders Agreement shall be discharged; (2) the Stockholders Agreement is subject to rescission and is rescinded; (3) the Stockholders Agreement is an unreasonable restraint on alienation in violation of public policy; and/or (4) the restrictions on sale of shares shall be construed as inapplicable to Elaine Wynn. The indenture for Wynn Las Vegas, LLC's 4 1/4% Senior Notes due 2023 (the “2023 Indenture”) provides that if Mr. Wynn, together with certain related parties, in the aggregate beneficially owns a lesser percentage of the voting power of the outstanding common stock of Wynn Resorts than is beneficially owned by any other person, a change of control will have occurred. The 2025 Indenture provides that if any event constitutes a “change of control” under the 2023 Indenture, it will constitute a change of control under the 2025 Indenture. If Elaine Wynn prevails in her cross claim, Mr. Wynn would not beneficially own or control Elaine Wynn’s shares, which could increase the likelihood that a change in control may occur under the Wynn Las Vegas debt documents. Under the 2023 Indenture and the 2025 Indenture, if (1) a change of control occurs and (2) at any time within 60 days after that occurrence, the 4 1/4% Senior Notes due 2023 or the 5 1/2% Senior Notes due 2025, as applicable, are rated below investment grade by both rating agencies that rate such notes, Wynn Resorts is required to make an offer to each applicable holder to repurchase all or any part of such holder’s notes at a purchase price equal to 101% of the aggregate principal amount thereof plus accrued and unpaid interest on the notes purchased, if any, to the date of repurchase (unless the notes have been previously called for redemption). Mr. Wynn is opposing Ms. Wynn’s cross claim.

Wynn Resorts' Complaint and the Okada Parties’ Counterclaim have been, and continue to be, challenged through motion practice. At a hearing held on November 13, 2012, the Nevada state court granted the Wynn Parties’ motion to dismiss the Counterclaim with respect to the Okada Parties’ claim under the Nevada Racketeer Influenced and Corrupt Organizations Act with respect to certain Wynn Resorts executives but otherwise denied the motion. At a hearing held on January 15, 2013, the court denied the Okada Parties’ motion to dismiss Wynn Resorts' Complaint. On April 22, 2013, Wynn Resorts filed a second amended complaint. On August 30, 2013, the Okada Parties filed their third amended Counterclaim. On September 18, 2013, Wynn Resorts filed a Partial Motion to Dismiss related to a claim in the third amended Counterclaim alleging civil extortion by Mr. Wynn and Wynn Resorts' General Counsel. On October 29, 2013, the court granted the motion and dismissed the claim. On November 26, 2013, the Okada Parties filed their fourth amended Counterclaim, and Wynn Resorts filed an answer to that pleading on December 16, 2013.

On each of February 14, 2013 and February 13, 2014, Wynn Resorts issued a check to Aruze in the amount of $38.7 million, representing the interest payments due on the Redemption Note at those times. However, those checks were not cashed. In February 2014, the Okada Parties advised of their intent to deposit any checks for interest and principal, past and future, due under the terms of the Redemption Note to the clerk of the court for deposit into the clerk’s trust account. On March 17, 2014, the parties stipulated that the checks be returned to Wynn Resorts for reissue in the same amounts, payable to the clerk of the court for deposit into the clerk's trust account. Pursuant to the stipulation, on March 20, 2014, Wynn Resorts delivered to the clerk of the court the reissued checks that were deposited into the clerk's trust account and filed a notice with the court with respect to the same. On February 13, 2015, Wynn Resorts issued a check for the interest payment due at that time to the clerk of the court for deposit into the clerk’s trust account.

On April 8, 2013, the United States Attorney’s Office and the U.S. Department of Justice filed a Motion to Intervene and for Temporary and Partial Stay of Discovery in the Redemption Action. The parties had been engaged in discovery at the time of the filing. The motion stated that the federal government has been conducting a criminal investigation of the Okada Parties involving the “same underlying allegations of misconduct-that is, potential violations of the Foreign Corrupt Practice Act and related fraudulent conduct-that form the basis of” Wynn Resorts' complaint, as amended, in the Redemption Action. The motion sought to stay all discovery in the Redemption Action related to the Okada Parties’ allegedly unlawful activities in connection with their casino project in the Philippines until the conclusion of the criminal investigation and any resulting criminal prosecution, with an interim status update to the court in six months. At a hearing on May 2, 2013, the court granted the motion

WYNN LAS VEGAS, LLC AND SUBSIDIARIES
(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

and ordered that all discovery in the Redemption Action be stayed for a period of six months (the “Stay”). On May 30, 2013, Elaine Wynn filed a motion for partial relief from the Stay, to allow her to conduct limited discovery related to her cross and counterclaims. The Wynn Parties opposed the motion so as to not interfere with the United States government’s investigation. At a hearing on August 1, 2013, the court denied the motion. On October 29, 2013, the United States Attorney’s Office and the U.S. Department of Justice filed a Motion to Extend the Stay for a further period of six months. At a hearing on October 31, 2013, the court granted the requested extension based upon an affidavit provided under seal that outlined, among other things, concerns for witness safety. The court did, however, order the parties to exchange written discovery propounded prior to May 2, 2013, including discovery related to the Elaine Wynn cross and counterclaims referred to above. The extended Stay expired on May 5, 2014. On April 29, 2014, the United States Attorney's Office and the U.S. Department of Justice filed a Motion for a Second Extension of Temporary Stay of Discovery for a further six months. At a hearing on May 1, 2014, the court denied the motion. On September 22, 2014, the court entered a new stipulation between the parties for a discovery schedule with closing on August 1, 2016.

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

The lawsuit is currently in the discovery phase of litigation. Wynn Resorts will continue to vigorously pursue its claims against the Okada Parties, and Wynn Resorts and the Wynn Parties will continue to vigorously defend against the counterclaims asserted against them. Wynn Resorts' claims and the Okada Parties’ counterclaims remain in an early stage and management has determined that based on proceedings to date, it is currently unable to determine the probability of the outcome of this matter or the range of reasonably possible loss, if any. An adverse judgment or settlement involving payment of a material amount could cause a material adverse effect on Wynn Resorts' financial condition.

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

WYNN LAS VEGAS, LLC AND SUBSIDIARIES
(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Wynn Resorts and the directors filed their motion to dismiss the amended complaint on May 23, 2013. On March 13, 2014, the federal court granted the motion to dismiss and entered judgment in favor of Wynn Resorts and directors and against the Federal Plaintiffs without prejudice. On April 10, 2014, the Federal Plaintiffs filed a notice of appeal to the United States Court of Appeals for the Ninth Circuit. The Federal Plaintiffs' opening brief was filed on September 19, 2014. Wynn Resorts filed a response on December 18, 2014 and the Federal Plaintiffs filed a reply brief on January 30, 2015.

The two state court actions brought by the following plaintiffs also have been consolidated: (1) IBEW Local 98 Pension Fund and (2) Danny Hinson (collectively, the “State Plaintiffs”). Through a coordination of efforts by all parties, the directors and Wynn Resorts (a nominal defendant) have been served in all of the actions. The State Plaintiffs filed a consolidated complaint on July 20, 2012 asserting claims for (1) breach of fiduciary duty; (2) abuse of control; (3) gross mismanagement; and (4) unjust enrichment. The claims are against Wynn Resorts and all of Wynn Resorts’ directors during the applicable period, including Mr. Okada, as well as Wynn Resorts’ Chief Financial Officer who signed financial disclosures filed with the SEC during the applicable periods. The State Plaintiffs claim that the individual defendants failed to disclose to Wynn Resorts’ stockholders the investigation into, and the dispute with director Okada as well as the alleged potential violations of the FCPA related to, the University of Macau Development Foundation donation. The State Plaintiffs seek unspecified monetary damages (compensatory and punitive), disgorgement, reformation of corporate governance procedures, an order directing Wynn Resorts to internally investigate the donation, as well as attorneys’ fees and costs. On October 13, 2012, the court entered the parties’ stipulation providing for a stay of the state derivative action for 90 days, subject to the parties’ obligation to monitor the progress of the pending litigation, discussed above, between Wynn Resorts (among others) and Mr. Okada (among others). Per the stipulation, Wynn Resorts and the individual defendants were not required to respond to the consolidated complaint while the stay remained in effect. Following the expiration of the stay, the State Plaintiffs advised Wynn Resorts and the individual defendants that they intended to resume the action by filing an amended complaint, which they did, on April 26, 2013. Wynn Resorts and directors filed their motion to dismiss on June 10, 2013. However, on July 31, 2013, the parties agreed to a stipulation that was submitted to, and approved by the court. The stipulation contemplates a stay of the consolidated state court derivative action of equal duration as the Stay entered by the court in the Redemption Action. On June 18, 2014, the court entered a new stipulation between the parties that provides for further stay of the state derivative action and directs the parties, within 45 days of the conclusion of the latter of the Redemption Action or the federal derivative action, to discuss how the state derivative action should proceed and to file a joint report with the court.

The individual defendants are vigorously defending against the claims pleaded against them in the state derivative action. Management has determined that based on proceedings to date, it is currently unable to determine the probability of the outcome of this action or the range of reasonably possible loss, if any.

Note 9 - Subsequent Event

On May 1, 2015, the Company redeemed the untendered 7 7/8% 2020 Notes principal amount of $71.1 million. The redemption price was equal to 103.938% of the aggregate principal amount of the 7 7/8% 2020 Notes plus accrued and unpaid interest on May 1, 2015. The Company expensed $2.8 million associated with the premium of the redemption price and $1.1 million of unamortized financing costs and original issue discount.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q and our consolidated financial statements appearing in our annual report on Form 10-K for the year ended December 31, 2014. Unless the context otherwise requires, all references herein to the “Company,” “we,” “us” or “our,” or similar terms, refer to Wynn Las Vegas, LLC, a Nevada limited liability company and its consolidated subsidiaries. This discussion and analysis contains forward-looking statements. Please refer to the section below entitled “Special Note Regarding Forward-Looking Statements.”

Overview

We are a developer, owner and operator of destination casino resorts (integrated resorts). We currently own and operate Wynn Las Vegas | Encore (“Wynn Las Vegas”), an integrated destination casino resort in Las Vegas, Nevada. Wynn Las Vegas | Encore is located at the intersection of the Las Vegas Strip and Sands Avenue, and occupies approximately 215 acres of land fronting the Las Vegas Strip. We own approximately 18 acres across Sands Avenue, a portion of which is utilized for employee parking and an office building. We also utilize approximately 5 acres adjacent to the golf course on which an office building is located. We lease approximately 140 acres where the golf course is located, along with related water rights, from Wynn Resorts.

Wynn Las Vegas | Encore features the following as of April 15, 2015:

•
Approximately 186,000 square feet of casino space, offering 24-hour gaming and a full range of games with 237 table games and 1,856 slot machines, private gaming salons, a sky casino, a poker room and a race and sports book;

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

•	Approximately 290,000 square feet of meeting and convention space;

•	Three nightclubs and a beach club;

•	Specially designed theater presenting “Le Rêve-The Dream,” a water-based theatrical production and a theater presenting “Steve Wynn's Showstoppers,” a Broadway-style entertainment production;

•	Recreation and leisure facilities, including an 18-hole golf course, swimming pools, private cabanas and two full service spas and salons;

•	A Ferrari and Maserati automobile dealership; and

•	Wedding chapel.

Construction and Future Development

In response to our evaluation of our property and the reactions of our guests, we have made and expect to continue to remodel and make enhancements and refinements to our resort complex.

Key Operating Measures

Certain key operating measures specific to the gaming industry are included in our discussions of the Company’s operational performance for the periods in which Condensed Consolidated Statements of Comprehensive Loss are presented. Below are definitions of the measures discussed:

•	Drop is the amount of cash and net markers issued that are deposited in a gaming table’s drop box.

•	Table games win is the amount of drop that is retained and recorded as casino revenue.

•	Slot win is the amount of handle (representing the total amount wagered) that is retained and is recorded as casino revenue.

•	Average daily rate (“ADR”) is calculated by dividing total room revenues including promotional allowances (less service charges, if any) by total rooms occupied including complimentary rooms.

•	Revenue per available room (“REVPAR”) is calculated by dividing total room revenues including promotional allowances (less service charges, if any) by total rooms available.

•	Occupancy is calculated by dividing total occupied rooms, including complimentary rooms, by total rooms available.

Results of Operations

Summary first quarter 2015 results

	Three Months Ended March 31,
(in thousands)	2015	2014	Percent Change
Net revenues	$387,030	$381,129	1.5
Net loss	$(118,988)	$(1,665)	*NM
Adjusted Property EBITDA	$110,677	$110,288	0.4
*NM - not meaningful

During the three months ended March 31, 2015, our net loss increased to $119.0 million compared to a net loss of $1.7 million for the same period of 2014 primarily due to $118.5 million in losses from the extinguishment of debt for the purchase of first mortgage notes due 2020 pursuant to a cash tender offer.

Adjusted Property EBITDA of $110.7 million for the three months ended March 31, 2015 was relatively flat compared to $110.3 million for the three months ended March 31, 2014.

We offer gaming, hotel accommodations, dining, entertainment, retail shopping, convention services and other amenities at our resort. We currently rely solely upon the operations of Wynn Las Vegas for our operating cash flow. Concentration of our cash flows from Wynn Las Vegas exposes us to certain risks that competitors, whose operations are more diversified, may be better able to control. In addition to the concentration of operations in Wynn Las Vegas, many of our customers are premium gaming customers who wager on credit, thus exposing us to increased credit risk. High-end gaming also increases the potential for variability in our results.

Financial results for the three months ended March 31, 2015 compared to the three months ended March 31, 2014.

Net revenues

Non-casino revenues consist of operating revenues from rooms, food and beverage, entertainment, retail and other, less promotional allowances. The following table presents net revenues from our casino revenues and non-casino revenues (in thousands).

	Three Months Ended March 31,
	2015	2014	Percent Change
Net revenues
Casino revenues	$161,779	$155,279	4.2
Non-casino revenues	225,251	225,850	(0.3)
	$387,030	$381,129	1.5

The percentage of our net revenues from non-casino revenues were 58.2% for the three months ended March 31, 2015 compared to 59.3% for the same period of 2014. Casino revenues were 41.8% of total net revenues for the three months ended March 31, 2015 compared to 40.7% of total net revenues for the same period of 2014.

Casino revenues

Casino revenues increased 4.2% to $161.8 million for the three months ended March 31, 2015, from $155.3 million in the same period of 2014. The increase in casino revenues is primarily attributable to increases in table games revenues, net of discounts, and an increase slot machine win.

The table below sets forth our casino revenues and associated key operating measures related to our operations (in thousands except for win per unit per day and average number of table games and slots).

	Three Months Ended March 31,
	2015	2014	Increase/(Decrease)	Percent Change
Total casino revenues	$161,779	$155,279	$6,500	4.2
Average number of table games	237	231	6	2.6
Drop	$573,612	$647,436	$(73,824)	(11.4)
Table games win	$135,679	$133,734	$1,945	1.5
Table games win %	23.7%	20.7%	3.0
Table games win per unit per day	$6,351	$6,419	$(68)	(1.1)

Average number of slot machines	1,854	1,866	(12)	(0.6)
Slot machine handle	$762,184	$743,798	$18,386	2.5
Slot machine win	$48,417	$45,501	$2,916	6.4
Slot machine win per unit per day	$290	$271	$19	7.0

Non-casino revenues

Non-casino revenues were relatively flat with $225.3 million for the three months ended March 31, 2015 compared to $225.9 million for the same period of 2014, primarily due to a decrease in room revenues offset by an increase in entertainment, retail and other revenues.

Room revenues decreased 3.3%, or $3.4 million, to $99.6 million for the three months ended March 31, 2015, from $103.1 million for the same period of 2014. The decrease is primarily a result of a year-over-year decrease in occupancy of 4.8 percentage points partially offset by the impact of a 2.9% increase in ADR to $283 for the three months ended March 31, 2015.

The table below sets forth our room revenues and associated key operating measures related to our operations.

	Three Months Ended March 31,
	2015	2014	Percent Change (a)
Total room revenues (in thousands)	$99,640	$103,072	(3.3)
Occupancy	83.0%	87.8%	(4.8)
ADR	$283	$275	2.9
REVPAR	$235	$241	(2.5)
(a) Except occupancy, which is presented as a percentage point change.

Food and beverage revenues were relatively flat with $114.5 million for the three months ended March 31, 2015 compared to $115.0 million for the same period of 2014, mainly due to an increase in revenues at our nightclubs offset by a decrease in revenues from catering and banquets.

Entertainment, retail and other revenues increased 3.3%, or $1.8 million, to $56.1 million for the three months ended March 31, 2015 compared to $54.3 million for the same period of 2014, primarily as a result of the opening of Steve Wynn's Showstopper's in December 2014.

Operating costs and expenses

Operating costs and expenses increased 3.0%, or $9.8 million, to $339.4 million for the three months ended March 31, 2015 compared to $329.6 million for the same period of 2014.

Casino expenses decreased 2.0%, or $1.6 million, to $78.9 million for the three months ended March 31, 2015 compared to $80.5 million for the same period of 2014. The decrease is primarily due to a reduction in promotional expenses and other casino expenses partially offset by an increase in gaming taxes.

Room expenses increased 3.9%, or $1.3 million, to $35.5 million for the three months ended March 31, 2015 from $34.2 million for the same period of 2014. The increase is primarily a result of certain room expenses incurred to maintain a premium guest experience.

Food and beverage expenses increased 1.8%, or $1.3 million, to $71.8 million for the three months ended March 31, 2015, from $70.6 million for the same period of 2014. The increase is primarily a result of higher costs in the current period for entertainment at our nightclubs.

General and administrative expenses increased 3.0%, or $1.8 million, to $61.1 million for the three months ended March 31, 2015, from $59.3 million for the same period of 2014 primarily attributable to increased advertising expenses and other administrative expenses.

Management and license fees increased 42.2%, or $2.4 million, to $8.1 million for the three months ended March 31, 2015, from $5.7 million for the same period of 2014. In February 2015, the Company began incurring fees associated with its license agreement with Wynn Resorts and a wholly owned subsidiary of Wynn Resorts for use of certain intellectual property. The license agreement resulted in additional fees of $2.3 million during the first quarter not experienced in the prior year.

Depreciation and amortization increased 5.1%, or $2.3 million, to $46.2 million for the three months ended March 31, 2015 from $44.0 million for the same period of 2014. The increase is primarily due to additional depreciation associated with equipment additions at our nightclubs.

Property charges and other was $2.0 million for the three months ended March 31, 2015 primarily due to abandonments at our resort compared to a minimal amount for the same period of 2014.

Non-operating income and expenses

Interest expense decreased 7.0%, or $3.6 million, to $48.1 million for the three months ended March 31, 2015, compared to $51.8 million for the three months ended March 31, 2014. In February 2015, we issued $1.8 billion of 5 1/2% senior notes due 2025 and used proceeds for the purchase of $305.8 million of 7 3/4% first mortgage notes due 2020 and $1,146.5 million of 7 7/8% first mortgage notes due 2020 pursuant to a cash tender offer. As a result of these financing activities, our weighted average interest rate was lower for the three months ended March 31, 2015 compared to the same period of 2014.

During the three months ended March 31, 2015, we recognized $118.5 million in loss from extinguishment of debt compared to $1.5 million for the same period of 2014. In connection with the cash tender offer discussed above, we paid $101.2 million in consideration to holders who tendered their first mortgage notes due in 2020. Additionally, we expensed $17.2 million of unamortized financing costs and original issue discount and incurred other fees of approximately $0.1 million related to the cash tender offer.

Adjusted Property EBITDA

We use Adjusted Property EBITDA to manage the operating results of our resort. Adjusted Property EBITDA is earnings before interest, taxes, depreciation, amortization, pre-opening costs, property charges and other, corporate expenses and other, intercompany golf course and water rights leases, stock-based compensation, and other non-operating income and expenses and includes equity in income (loss) from unconsolidated affiliates. Adjusted Property EBITDA is presented exclusively as a supplemental disclosure because we believe that it is widely used to measure the performance, and as a basis for valuation, of gaming companies. We use Adjusted Property EBITDA as a measure of the operating performance of our resort and comparison with competitors. We also present Adjusted Property EBITDA because it is used by some investors as a way to measure a company's ability to incur and service debt, make capital expenditures and meet working capital requirements. Gaming companies have historically reported EBITDA as a supplement to financial measures in accordance with U.S. generally accepted accounting principles (“GAAP”). In order to view the operations of their casinos on a more stand-alone basis, gaming companies, including us, have historically excluded from their EBITDA calculations pre-opening expenses, property charges, corporate expenses and stock-based compensation that do not relate to the management of specific casino properties. However, Adjusted Property EBITDA should not be considered as an alternative to operating income as an indicator of our performance, as an alternative to cash flows from operating activities as a measure of liquidity, or as an alternative to any other measure determined in accordance with GAAP. Unlike measures of net income, Adjusted Property EBITDA does not include depreciation or interest expense and therefore does not reflect current or future capital expenditures or the cost of capital. We have significant uses of cash flows, including capital expenditures, interest payments, debt principal repayments, taxes and other non-recurring charges, which are not reflected in Adjusted Property EBITDA. Also, or calculation of Adjusted Property EBITDA may be different from the calculation methods used by other companies, therefore, comparability may be limited.

The following table presents a reconciliation of Adjusted Property EBITDA to net loss (in thousands):

	Three Months Ended March 31,
	2015	2014
Adjusted Property EBITDA	$110,677	$110,288
Other operating costs and expenses
Depreciation and amortization	46,240	43,990
Property charges and other	2,031	(246)
Corporate expenses and other	14,142	14,004
Stock-based compensation	664	1,026
Total	63,077	58,774
Operating income	47,600	51,514
Non-operating income and expenses
Interest income	6	8
Interest expense	(48,125)	(51,752)
Loss on extinguishment of debt	(118,517)	(1,529)
Equity in income from unconsolidated affiliates	48	94
Total	(166,588)	(53,179)
Net loss	$(118,988)	$(1,665)

Liquidity and Capital Resources

Cash Flow from Operations

Our operating cash flows primarily consist of our operating income generated by our resort (excluding depreciation and amortization and other non-cash charges), interest paid and earned, and changes in working capital accounts such as receivables, inventories, prepaid expenses and payables. Our table games play is a mix of cash play and credit play, while our slot machine play is conducted primarily on a cash basis. A significant portion of our table games revenue is attributable to the play of a limited number of premium international customers who gamble on credit. The ability to collect these gaming receivables may impact our operating cash flow for the period. Our rooms, food and beverage, and entertainment, retail, and other revenue is conducted primarily on a cash basis or as a trade receivable. Accordingly, operating cash flows will be impacted by changes in operating income and accounts receivables.

Net cash used in operations for the three months ended March 31, 2015 was $165.2 million compared to $25.7 million provided by operations for the same period in 2014. During the three months ended March 31, 2015, we paid $192.8 million in accrued management fees to Wynn Resorts as we no longer are subject to certain restrictive covenants under the 2020 indentures. During the three months ended March 31, 2014, our cash provided by operations was primarily from changes in ordinary working capital accounts.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2015 was $16.4 million compared to $28.7 million used in investing activities for the same period in 2014. The reduction in cash used in investing activities is primarily due to the timing of cash receipts and payments with affiliates for activities not associated with the corporate support services agreement and license agreement. Cash used for capital expenditures and deposits and purchase of other assets was consistent between periods presented and primarily related to general property maintenance.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2015 was $58.2 million compared to $13.7 million used in financing activities for the same period in 2014. During the three months ended March 31, 2015, we issued $1.8 billion of 5 1/2% senior notes due 2025 with proceeds used for the purchase of $1.5 billion of our first mortgage notes due 2020 pursuant to a cash tender offer. In connection with the cash tender offer, we restricted funds of $163.0 million for the purpose of redeeming the portion of the first mortgage notes due 2020 that were not tendered. During the three months ended March 31, 2015, the proceeds from the issuance were also offset by payments of financing costs of $126.4 million. The majority of the net cash used of $13.7 million in financing activities for the three months ended March 31, 2014 was for the repurchase of $12.0 million in principal plus interest of our 7 3/4% first mortgage notes due in 2020 through an open market transaction.

Capital Resources

At March 31, 2015, we had $143.0 million of cash and cash equivalents available for use without restriction, including for operations, debt service and extinguishment, new development activities, enhancements to our property and general corporate purposes. We require a certain amount of cash on hand for operations. We anticipate such funds, together with any additional borrowings and cash generated from operations, will satisfy our liquidity needs over the next twelve months.

Off Balance Sheet Arrangements

We have not entered into any transactions with special purpose entities nor do we engage in any derivatives. We do not have any retained or contingent interest in assets transferred to an unconsolidated entity. At March 31, 2015, we had unsecured outstanding letters of credit totaling $8.9 million.

Contractual Obligations and Commitments

There have been no material changes outside the ordinary course of our business during the three months ended March 31, 2015 to our contractual obligations or off balance sheet arrangements as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014, except as discussed above under “Financing Activities.”

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

Legal proceedings in which Wynn Resorts is involved also may impact our liquidity. No assurance can be provided as to the outcome of such proceedings. In addition, litigation inherently involves significant costs. For information regarding legal proceedings, see Item 1—“Notes to Condensed Consolidated Financial Statements”, Note 8 “Commitments and Contingencies.”

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

Critical Accounting Policies and Estimates

A description of our critical accounting policies is included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2014. There has been no material change to these policies for the three months ended March 31, 2015.

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

Forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those we express in these forward-looking statements, including the risks and uncertainties in Item 1A—“Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2014 and other factors we describe from time to time in our periodic filings with the Securities and Exchange Commission (“SEC”), such as:

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

Interest Rate Sensitivity

As of March 31, 2015, our long-term debt was based on fixed rates.

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

Part II – OTHER INFORMATION

Item 1A. Risk Factors

A description of our risk factors can be found in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014. There were no material changes to those risk factors during the three months ended March 31, 2015.

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

4.2
Supplemental Indenture, dated as of February 18, 2015, to Indenture, dated as of April 28, 2010, among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., the Guarantors named therein and U.S. Bank National Association, as trustee. (1)

4.3
Supplemental Indenture, dated as of February 18, 2015, to Indenture, dated as of August 4, 2010, among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., the Guarantors named therein and U.S. Bank National Association, as trustee. (1)

4.4
Supplemental Indenture, dated as of February 18, 2015, to Indenture, dated as of March 12, 2012, among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., the Guarantors named therein and U.S. Bank National Association, as trustee. (1)

4.5
Supplemental Indenture, dated as of February 18, 2015, to Indenture, dated as of May 22, 2013, among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., the Guarantors named therein and U.S. Bank National Association, as trustee. (1)

*10.1	2015 Intellectual Property License Agreement, dated as of February 26, 2015, by and between Wynn Resorts Holdings, LLC, Wynn Resorts, Limited and Wynn Las Vegas, LLC.
10.2	First Amendment to 2013 Second Amended and Restated Agreement of Lease, dated as of February 25, 2015, by and between Wynn Las Vegas, LLC and Stephen A. Wynn. (1)
10.3	Management Fee and Corporate Allocation Agreement, dated as of February 26, 2015, by and between Wynn Las Vegas, LLC and Wynn Resorts, Limited. (1)
10.4
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
*101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed with the SEC on May 8, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2015 and 2014, (ii) the Condensed Consolidated Balance Sheets at March 31, 2015 and December 31, 2014, (iii) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014, and (iv) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith

(1)	Previously filed the Annual Report on Form 10-K filed by the Registrant on February 27, 2015 and incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WYNN LAS VEGAS, LLC

Dated: May 8, 2015	By:	/s/ Dean Lawrence
Dean Lawrence
Senior Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

