Form 10-Q
period 2015-06-30
WYNN LAS VEGAS LLC
filed 2015-08-07
CIK 1180638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer, accelerated filer and smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐
     No  ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Wynn Resorts Holdings, LLC owns all of the membership interests of the Registrant as of August 7, 2015.

The Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES
FORM 10-Q

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
WYNN LAS VEGAS, LLC AND SUBSIDIARIES
(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30, 2015	December 31, 2014
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$165,651	$266,360
Restricted cash	86,307	—
Receivables, net	125,132	163,006
Inventories	45,707	48,249
Prepaid expenses and other	28,962	32,925
Total current assets	451,759	510,540
Property and equipment, net	2,836,977	2,892,929
Intangible assets, net	1,399	1,399
Deferred financing costs, net	36,995	30,256
Deposits and other assets	41,991	33,855
Investment in unconsolidated affiliates	3,474	3,952
Total assets	$3,372,595	$3,472,931
LIABILITIES AND MEMBER'S DEFICIT
Current liabilities:
Accounts payable	$42,334	$42,783
Current portion of long-term debt	80,099	—
Customer deposits	89,915	108,432
Gaming taxes payable	11,934	13,697
Accrued compensation and benefits	51,675	50,751
Accrued interest	54,842	56,536
Other accrued liabilities	23,683	24,850
Due to affiliates, net	11,072	14,310
Total current liabilities	365,554	311,359
Long-term debt	3,200,000	3,001,963
Due to affiliates, net	—	194,646
Other long-term liabilities	4,964	4,913
Total liabilities	3,570,518	3,512,881
Commitments and contingencies (Note 8)
Member's deficit:
Contributed capital	1,075,819	1,124,346
Accumulated deficit	(1,273,742)	(1,164,296)
Total member's deficit	(197,923)	(39,950)
Total liabilities and member's deficit	$3,372,595	$3,472,931

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES
(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Operating revenues:
Casino	$134,689	$182,534	$296,468	$337,813
Rooms	108,834	107,911	208,474	210,983
Food and beverage	162,047	149,121	276,502	264,136
Entertainment, retail and other	59,333	56,839	115,399	111,121
Gross revenues	464,903	496,405	896,843	924,053
Less: promotional allowances	(41,467)	(44,821)	(86,377)	(91,340)
Net revenues	423,436	451,584	810,466	832,713
Operating costs and expenses:
Casino	67,207	74,340	146,082	154,828
Rooms	36,367	36,166	71,886	70,352
Food and beverage	105,334	95,112	177,168	165,672
Entertainment, retail and other	34,133	31,648	68,095	65,127
General and administrative	61,226	64,983	122,303	124,270
Provision for doubtful accounts	3,017	341	4,778	2,493
Management and license fees	13,323	6,777	21,454	12,496
Depreciation and amortization	45,249	44,726	91,489	88,716
Property charges and other	(922)	67	1,109	(179)
Total operating costs and expenses	364,934	354,160	704,364	683,775
Operating income	58,502	97,424	106,102	148,938
Other income (expense):
Interest income	5	7	11	15
Interest expense	(45,069)	(51,433)	(93,194)	(103,185)
Loss on extinguishment of debt	(3,838)	(2,254)	(122,355)	(3,783)
Equity in income (loss) from unconsolidated affiliates	(58)	142	(10)	236
Other income (expense), net	(48,960)	(53,538)	(215,548)	(106,717)
Net income (loss)	9,542	43,886	(109,446)	42,221
Other comprehensive income	—	—	—	—
Total comprehensive income (loss)	$9,542	$43,886	$(109,446)	$42,221

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES
(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$(109,446)	$42,221
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	91,489	88,716
Stock-based compensation expense	1,472	1,935
Amortization and write-off of deferred financing costs and other	3,591	1,458
Loss on extinguishment of debt	122,355	3,783
Provision for doubtful accounts	4,778	2,493
Property charges and other	1,116	(312)
Equity in income of unconsolidated affiliates, net of distributions	478	28
Increase (decrease) in cash from changes in:
Receivables, net	33,096	31,789
Inventories and prepaid expenses and other	6,584	(298)
Accounts payable and accrued expenses	(21,832)	(19,443)
Due to affiliates, net	(202,980)	6,762
Net cash provided by (used in) operating activities	(69,299)	159,132
Cash flows from investing activities:
Capital expenditures, net of construction payables and retention	(35,974)	(26,089)
Deposits and purchase of other assets	(13,439)	(5,622)
Due to affiliates, net	4,163	(2,614)
Proceeds from sale of assets	2,949	430
Net cash used in investing activities	(42,301)	(33,895)
Cash flows from financing activities:
Distributions to parent	(50,000)	—
Proceeds from issuance of long-term debt	1,800,000	—
Principal payments on long-term debt	—	(700)
Repurchase of first mortgage notes	(1,523,511)	(32,000)
Restricted cash	(86,307)	—
Payments of financing costs	(129,291)	(3,393)
Net cash provided by (used in) financing activities	10,891	(36,093)
Cash and cash equivalents:
Increase (decrease) in cash and cash equivalents	(100,709)	89,144
Balance, beginning of period	266,360	231,156
Balance, end of period	$165,651	$320,300

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES
(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Organization and Basis of Presentation

Organization

Wynn Las Vegas, LLC, a Nevada limited liability company, was organized primarily to construct and operate Wynn Las Vegas | Encore ("Wynn Las Vegas"), an integrated destination casino resort on the "Strip" in Las Vegas, Nevada. Unless the context otherwise requires, all references herein to the "Company" refer to Wynn Las Vegas, LLC and its consolidated subsidiaries. The sole member of the Company is Wynn Resorts Holdings, LLC ("Holdings"). The sole member of Holdings is Wynn Resorts, Limited ("Wynn Resorts").

Wynn Las Vegas Capital Corp. ("Wynn Capital") is a wholly owned subsidiary of the Company organized solely for the purpose of obtaining financing for Wynn Las Vegas. Wynn Capital is authorized to issue 2,000 shares of common stock, par value $0.01. At June 30, 2015, the Company owned the one share that was issued and outstanding. Wynn Capital has neither any significant net assets nor has had any operating activity. Its sole function is to serve as the co-issuer of the mortgage and senior notes. Wynn Las Vegas, LLC and Wynn Capital together are hereinafter referred to as the "Issuers".

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results for the interim periods have been made. The results for the three and six months ended June 30, 2015 are not necessarily indicative of results to be expected for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 2014.

Note 2 - Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The Company's investment in the 50%-owned joint venture operating the Ferrari and Maserati automobile dealership inside Wynn Las Vegas is accounted for under the equity method. All significant intercompany accounts and transactions have been eliminated.

Cash and Cash Equivalents

Cash and cash equivalents are comprised of highly liquid investments with original maturities of three months or less. Cash equivalents are carried at cost, which approximates fair value.

Restricted Cash

At June 30, 2015, the Company's current restricted cash of $86.3 million consisted of funds held for the purpose of redeeming the portion of the 2020 Notes (as defined and more fully discussed in Note 5 "Long-Term Debt") that were not tendered in February 2015 in the cash tender offer.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES
(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Accounts Receivable and Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of casino accounts receivable. The Company issues credit in the form of "markers" to approved casino customers following investigations of creditworthiness. As of June 30, 2015 and December 31, 2014, approximately 76% and 80%, respectively, of the Company's markers were due from customers residing outside the United States, primarily in Asia. Business or economic conditions or other significant events in these countries could affect the collectability of such receivables.

Accounts receivable, including casino and hotel receivables, are typically non-interest bearing and are initially recorded at cost. An estimated allowance for doubtful accounts is maintained to reduce the Company's receivables to their carrying amount, which approximates fair value. The allowance estimate reflects specific review of customer accounts as well as management's experience with historical and current collection trends and current economic and business conditions. Accounts are written off when management deems them to be uncollectible. Recoveries of accounts previously written off are recorded when received.

Revenue Recognition and Promotional Allowances

The Company recognizes revenues at the time persuasive evidence of an arrangement exists, the service is provided or the retail goods are sold, prices are fixed or determinable and collection is reasonably assured.

Casino revenues are measured by the aggregate net difference between gaming wins and losses, with liabilities recognized for funds deposited by customers before gaming play occurs and for chips in the customers' possession. Cash discounts and other cash incentives related to casino play are recorded as a reduction to casino revenues. Hotel, food and beverage, entertainment and other operating revenues are recognized when services are performed. Entertainment, retail and other revenue includes rental income which is recognized on a time proportion basis over the lease term. Contingent rental income is recognized when the right to receive such rental income is established according to the lease agreements. Advance deposits on rooms and advance ticket sales are recorded as customer deposits until services are provided to the customer.

Revenues are recognized net of certain sales incentives which are required to be recorded as a reduction of revenues; consequently, the Company's casino revenues are reduced by discounts and points earned by customers from the Company's loyalty program.

The retail value of accommodations, food and beverage, and other services furnished to guests without charge is included in gross revenues. Such amounts are then deducted as promotional allowances. The estimated cost of providing such promotional allowances is primarily included in casino expenses as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Rooms	$7,516	$8,511	$15,997	$16,673
Food and beverage	15,076	15,476	31,382	32,534
Entertainment, retail and other	2,605	2,466	5,785	5,528
	$25,197	$26,453	$53,164	$54,735

Gaming Taxes

The Company is subject to taxes based on gross gaming revenues in the jurisdiction in which it operates, subject to applicable jurisdictional adjustments. These gaming taxes are an assessment on the Company's gross gaming revenues and are recorded as casino expenses in the accompanying Condensed Consolidated Statements of Comprehensive Income (Loss). These taxes totaled $9.5 million and $13.4 million for the three months ended June 30, 2015 and 2014, respectively, and totaled $21.0 million and $24.4 million for the six months ended June 30, 2015 and 2014, respectively.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES
(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Stock-Based Compensation

The Company accounts for stock-based compensation related to equity shares of Wynn Resorts granted to its employees in accordance with accounting standards which require the compensation cost relating to share-based payment transactions be recognized in the Company's Condensed Consolidated Statements of Comprehensive Income (Loss). The cost is measured at the grant date, based on the estimated fair value of the award using the Black-Scholes option pricing model for stock options, and based on the closing share price of the Company's stock on the grant date for nonvested share awards. The cost is recognized as an expense on a straight-line basis over the employee's requisite service period (the vesting period of the award), net of estimated forfeitures. For the three months ended June 30, 2015 and 2014, the Company recorded $0.8 million and $0.9 million, respectively, in stock-based compensation with a corresponding increase to contributed capital. For the six months ended June 30, 2015 and 2014, the Company recorded $1.5 million and $1.9 million, respectively, in stock-based compensation with a corresponding increase to contributed capital.

Recently Issued Accounting Standards

In April 2015, the Financial Accounting Standards Board ("FASB") issued an accounting standards update that requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update.  The effective date for this update is for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early application is permitted. The Company will adopt this standard effective January 1, 2016.  The Company does not anticipate the adoption of this guidance will have a material effect on the Company's financial condition, results of operations or cash flows.

In May 2014, the FASB issued an accounting standards update that amends the FASB Accounting Standards Codification and creates a new topic for Revenue from Contracts with Customers. The new guidance is expected to clarify the principles for revenue recognition and to develop a common revenue standard for U.S. generally accepted accounting principles applicable to revenue transactions. This guidance provides that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. This guidance also provides substantial revision of interim and annual disclosures. The update allows for either full retrospective adoption, meaning the guidance is applied for all periods presented, or modified retrospective adoption, meaning the guidance is applied only to the most current period presented in the financial statements with the cumulative effect of initially applying the guidance recognized at the date of initial application. In July 2015, the effective date for this update was delayed based on a FASB vote to annual and interim periods beginning after December 15, 2017. Early application is not permitted. The Company will adopt this standard effective January 1, 2018. The Company is currently assessing the impact the adoption of this standard will have on its consolidated financial statements.

Note 3 - Receivables, net

Receivables, net consisted of the following (in thousands):

	June 30, 2015	December 31, 2014
Casino	$143,889	$185,071
Hotel	16,766	14,873
Retail leases and other	19,634	17,790
	180,289	217,734
Less: allowance for doubtful accounts	(55,157)	(54,728)
	$125,132	$163,006

WYNN LAS VEGAS, LLC AND SUBSIDIARIES
(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 4 - Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	June 30, 2015	December 31, 2014
Land and improvements	$623,929	$623,741
Buildings and improvements	2,624,088	2,632,997
Furniture, fixtures and equipment	1,398,422	1,398,323
Construction in progress	17,942	5,971
	4,664,381	4,661,032
Less: accumulated depreciation	(1,827,404)	(1,768,103)
	$2,836,977	$2,892,929

Note 5 - Long-Term Debt

Long-term debt consisted of the following (in thousands):

	June 30, 2015	December 31, 2014
7 7/8% First Mortgage Notes, due May 1, 2020, net of original issue discount of $1,647 at December 31, 2014	$—	$345,363
7 3/4% First Mortgage Notes, due August 15, 2020	80,099	1,226,600
5 3/8% First Mortgage Notes, due March 15, 2022	900,000	900,000
4 1/4% Senior Notes, due May 30, 2023	500,000	500,000
5 1/2% Senior Notes, due March 1, 2025	1,800,000	—
Payable to Affiliate	—	30,000
	3,280,099	3,001,963
Current portion of long-term debt	(80,099)	—
	$3,200,000	$3,001,963

First Mortgage Notes due 2020

On February 10, 2015, the Issuers commenced a cash tender offer for any and all of the outstanding aggregate principal amounts of the 7 7/8% first mortgage notes due May 1, 2020 (the "7 7/8% 2020 Notes") and the 7 3/4% first mortgage notes due August 15, 2020 (the "7 3/4% 2020 Notes" and together with the 7 7/8% 2020 Notes, the "2020 Notes"). The Company accepted for purchase valid tenders with respect to approximately $305.8 million of the $377.0 million aggregate principal amount of the 7 7/8% 2020 Notes and approximately $1,146.5 million of the $1,226.6 million aggregate principal amount of the 7 3/4% 2020 Notes. The note holders who validly tendered their 2020 Notes received the total consideration of $1,054.21 for each $1,000 principal amount of 7 7/8% 2020 Notes and $1,073.82 for each $1,000 principal amount of 7 3/4% 2020 Notes. The premium portion of the aggregate total consideration was approximately $101.2 million and was recorded as a loss on extinguishment of debt in the accompanying Condensed Consolidated Statements of Comprehensive Income (Loss). The Company satisfied and discharged the indentures under which the 2020 Notes were issued and redeemed the untendered 7 7/8% 2020 Notes on May 1, 2015 and will redeem the untendered 7 3/4% 2020 Notes on August 15, 2015.

Also in connection with this transaction, the Company expensed $17.2 million of unamortized debt issue costs and original issue discount related to the 2020 Notes and incurred other fees of approximately $0.1 million that are included in loss on extinguishment of debt in the accompanying Condensed Consolidated Statements of Comprehensive Income (Loss).

On May 1, 2015, the Company redeemed $71.1 million of the remaining principal amount of the untendered 7 7/8% 2020 Notes. The Company recorded a loss for the premium portion of the consideration of $2.8 million and expensed $1.0 million of unamortized debt issue costs and original discount that are included in loss on extinguishment of debt in the accompanying Condensed Consolidated Statements of Comprehensive Income (Loss).

WYNN LAS VEGAS, LLC AND SUBSIDIARIES
(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

5 1/2% Senior Notes due 2025

On February 18, 2015, the Issuers completed the issuance of $1.8 billion aggregate principal amount of 5 1/2% senior notes due March 1, 2025 (the "2025 Notes") pursuant to an indenture, dated as of February 18, 2015 (the "2025 Indenture"), among the Issuers, all the Issuers' subsidiaries (other than Wynn Capital, which was a co-issuer) and U.S. Bank National Association, as trustee. The 2025 Notes were issued at par. The Company used the net proceeds from the 2025 Notes to cover the cost of purchasing the 2020 Notes tendered in the cash tender offer. The Company will use the remaining net proceeds to redeem the 2020 Notes not tendered and for general corporate purposes. In connection with the issuance of the 2025 Notes, the Company capitalized approximately $25.2 million of financing costs.

The 2025 Notes will mature on March 1, 2025 and bear interest at the rate of 5 1/2% per annum. The Issuers may, at their option, redeem the 2025 Notes, in whole or in part, at any time or from time to time prior to their stated maturity. The redemption price for 2025 Notes that are redeemed before December 1, 2024 will be equal to the greater of (a) 100% of the principal amount of the 2025 Notes to be redeemed and (b) a "make-whole" amount described in the 2025 Indenture, plus in either case accrued and unpaid interest, if any, to, but not including, the redemption date. The redemption price for the 2025 Notes that are redeemed on or after December 1, 2024 will be equal to 100% of the principal amount of the 2025 Notes to be redeemed, plus accrued and unpaid interest, if any, to, but not including, the redemption date. In the event of a change of control triggering event, the Issuers will be required to offer to repurchase the 2025 Notes at 101% of the principal amount, plus accrued and unpaid interest, if any, to, but not including the repurchase date. The 2025 Notes also are subject to mandatory redemption requirements imposed by gaming laws and regulations of gaming authorities in Nevada.
The 2025 Notes are the Issuers' senior unsecured obligations and rank pari passu in right of payment with the Issuers' outstanding 7 3/4% 2020 Notes, the 5 3/8% first mortgage notes due March 15, 2022 and the 4 1/4% senior notes due May 30, 2023 (together, the "Existing Notes"). The 2025 Notes are unsecured (except by the first priority pledge by Holdings of its equity interests in Wynn Las Vegas), effectiveness of which is subject to the prior approval of the Nevada gaming authorities. Such equity interests in Wynn Las Vegas also secure the Existing Notes. If Wynn Resorts receives an investment grade rating from one or more ratings agencies, the first priority pledge securing the 2025 Notes will be released.
The 2025 Notes are jointly and severally guaranteed by all of the Issuers' subsidiaries. The guarantees are senior unsecured obligations and rank senior in right of payment to all of their existing and future subordinated debt. The guarantees rank equally in right of payment with all existing and future liabilities of the Issuers' subsidiaries that are not so subordinated and will be effectively subordinated in right of payment to all of such existing and future secured debt (to the extent of the collateral securing such debt).
The 2025 Indenture contains covenants limiting the Issuers' and all of the Issuers' subsidiaries' (as guarantors), other than Wynn Capital, ability to create liens on assets to secure debt, enter into sale-leaseback transactions and merge or consolidate with another company. These covenants are subject to a number of important and significant limitations, qualifications and exceptions.
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

Debt Covenant Compliance

As of June 30, 2015, management believes the Company was in compliance with all debt covenants.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES
(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Fair Value of Long Term Debt

The estimated fair value of the Company's long-term debt as of June 30, 2015 and December 31, 2014 was approximately $3.2 billion and $3.1 billion, respectively, compared to its carrying value of $3.3 billion and $3.0 billion, respectively. The estimated fair value of the Company's long-term debt is based on recent trades, if available, and indicative pricing from market information (Level 2 inputs).

Note 6 - Related Party Transactions

Amounts Due to Affiliates, net

The Company periodically settles amounts due to affiliates, net with cash receipts and payments. As of June 30, 2015, the Company's current due to affiliates, net of $11.1 million was comprised of management and license fees, construction related payables and corporate allocations. As of December 31, 2014, amounts due to affiliates, net of $14.3 million consisted of construction related payables and corporate allocations.

As of June 30, 2015, the Company has no long-term due to affiliates while as of December 31, 2014, the Company's long term due to affiliates, net of $194.6 million, consisted of management fees. In June 2015, the Company paid $204.9 million in accrued management fees as the Company is no longer subject to certain restrictive covenants of the indentures under which the 2020 Notes were issued ("2020 Indentures"). The Company discharged the 2020 Indentures as a result of the cash tender offer of the 2020 Notes and will redeem the remaining untendered 2020 Notes on August 15, 2015. The Company expects future management fee payments to be made on a recurring basis.

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

For the three months ended June 30, 2015 and 2014, $9.6 million and $14.0 million, respectively, was charged to the Company under the corporate support services agreement. For the six months ended June 30, 2015 and 2014, $19.4 million and $25.3 million, respectively, was charged to the Company under the corporate support services agreement.

Intellectual Property

Under an agreement with Wynn Resorts and a wholly owned subsidiary of Wynn Resorts, the Company licenses certain intellectual property, including certain trademarks, domain names, copyrights and service marks in connection with a variety of goods and services. In February 2015, the Company entered into a new license agreement which requires payment of fees equal to 1.5% of gross monthly revenues so long as the original license agreement is in effect and not terminated, and 3.0% subsequent to termination of the original license agreement. As of June 30, 2015, the original agreement is in effect and not terminated. For the three and six months ended June 30, 2015, $7.0 million and $9.3 million of license fees were charged to the Company respectively. No license fees were charged to the Company for the three and six months ended June 30, 2014.

Amounts Due to Officers

The Company periodically provides services to Stephen A. Wynn, Chairman of the Board of Directors and Chief Executive Officer of Wynn Resorts ("Mr. Wynn"), and certain other executive officers and directors of Wynn Resorts, including the personal use of employees, construction work and other personal services, for which the officers and directors reimburse the Company. The cost of these services is transferred to Wynn Resorts on a periodic basis. Mr. Wynn and these other officers and directors have amounts on deposit with Wynn Resorts to prepay any such items, which are replenished on an ongoing basis as needed.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES
(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Villa Lease

Mr. Wynn currently leases a villa at Wynn Las Vegas for use as his personal residence. The lease, including each amendment and restatement, was approved by the Audit Committee of the Board of Directors of Wynn Resorts. Beginning in November 2013, pursuant to the 2013 Second Amended and Restated Agreement of Lease, dated as of November 7, 2013 and amended as of February 25, 2015 (the "SW Lease"), Mr. Wynn pays the Company annual rent for the villa at its fair market value of the accommodations. Pursuant to the SW Lease, Wynn Las Vegas pays for all capital improvements to the villa. The fair value is based on independent third-party expert opinions of value, which was $525,000 per year through February 28, 2015 and $559,295 per year from March 1, 2015 through February 28, 2017. The annual rent for the villa will be re-determined every two years during the term of the SW Lease, by the Audit Committee. Certain services for, and maintenance of, the villa are included in the annual rent.

The "Wynn" Surname Rights Agreement

On August 6, 2004, Holdings entered into agreements with Mr. Wynn that confirm and clarify Holdings' rights to use the "Wynn" name and Mr. Wynn's persona in connection with its casino resorts. Under the parties' Surname Rights Agreement, Mr. Wynn granted Holdings an exclusive, fully paid-up, perpetual, worldwide license to use, and to own and register trademarks and service marks incorporating the "Wynn" name for casino resorts and related businesses, together with the right to sublicense the name and marks to its affiliates. Under the parties' Rights of Publicity License, Mr. Wynn granted Holdings the exclusive, royalty-free, worldwide right to use his full name, persona and related rights of publicity for casino resorts and related businesses, together with the ability to sublicense the persona and publicity rights to its affiliates, until October 24, 2017. Holdings has sub-licensed rights to the "Wynn" name, persona and marks to the Company.

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

Note 7 - Property Charges and Other

Property charges and other were minimal for the periods presented and consisted of costs associated with miscellaneous renovations and abandonments.

Note 8 - Commitments and Contingencies

Litigation

The Company and its affiliates are involved in litigation in addition to the actions noted below arising in the normal course of business. In the opinion of management, such litigation is not expected to have a material effect on the Company's financial condition, results of operations or cash flows.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES
(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Determination of Unsuitability and Redemption of Aruze USA, Inc. and Affiliates

On February 18, 2012, Wynn Resorts' Gaming Compliance Committee received an independent report by Freeh, Sporkin & Sullivan, LLP (the "Freeh Report") detailing a pattern of misconduct by Aruze USA, Inc. ("Aruze") (at the time a stockholder of Wynn Resorts), Universal Entertainment Corporation (Aruze's parent company), and Kazuo Okada (the majority shareholder of Universal Entertainment Corporate and a former member of the Board of Directors of Wynn Resorts and Wynn Macau, Limited) (collectively, the "Okada Parties"). The factual record presented in the Freeh Report included evidence that the Okada Parties had provided valuable items to certain foreign gaming officials who were responsible for regulating gaming in a jurisdiction in which entities controlled by Mr. Okada were developing a gaming resort. Mr. Okada denied the impropriety of such conduct to members of the Board of Directors of Wynn Resorts and, while serving as one of Wynn Resorts' directors, Mr. Okada refused to acknowledge or abide by Wynn Resorts' anti-bribery policies and refused to participate in the training all other directors received concerning these policies.

Based on the Freeh Report, the Board of Directors of Wynn Resorts determined that the Okada Parties are "unsuitable persons" under Article VII of Wynn Resorts' articles of incorporation. The Board of Directors was unanimous (other than Mr. Okada) in its determination. After authorizing the redemption of Aruze shares, as discussed below, the Board of Directors took certain actions to protect Wynn Resorts and its operations from any influence of an unsuitable person, including placing limitations on the provision of certain operating information to unsuitable persons and formation of an Executive Committee of the Board to manage the business and affairs of Wynn Resorts during the period between each annual meeting. The Charter of the Executive Committee provides that "Unsuitable Persons" are not permitted to serve on the Committee. All members of the Board, other than Mr. Okada, were appointed to the Executive Committee on February 18, 2012. The Board of Directors also requested that Mr. Okada resign as a director of Wynn Resorts (under Nevada corporation law, a board of directors does not have the power to remove a director) and recommended that Mr. Okada be removed as a member of the Board of Directors of Wynn Macau, Limited. On February 18, 2012, Mr. Okada was removed from the Board of Directors of Wynn Capital. On February 24, 2012, Mr. Okada was removed from the Board of Directors of Wynn Macau, Limited and on February 22, 2013, he was removed from the Board of Directors of Wynn Resorts by a stockholder vote in which 99.6% of the over 86 million shares voted were cast in favor of removal. Mr. Okada resigned from the Board of Directors of Wynn Resorts on February 21, 2013. Although Wynn Resorts has retained the structure of the Executive Committee, the Board has resumed its past role in managing the business and affairs of Wynn Resorts.

Based on the Board of Directors' finding of "unsuitability," on February 18, 2012, Wynn Resorts redeemed and canceled Aruze's 24,549,222 shares of Wynn Resorts' common stock. Following a finding of "unsuitability," Article VII of Wynn Resorts' articles of incorporation authorizes redemption at "fair value" of the shares held by unsuitable persons. Wynn Resorts engaged an independent financial advisor to assist in the fair value calculation and concluded that a discount to the then current trading price was appropriate because of, among other things, restrictions on most of the shares held by Aruze under the terms of the Stockholders Agreement (as defined below). Pursuant to its articles of incorporation, Wynn Resorts issued the Redemption Note to Aruze in redemption of the shares. The Redemption Note has a principal amount of $1.94 billion, matures on February 18, 2022, and bears interest at the rate of 2% per annum, payable annually in arrears on each anniversary of the date of the Redemption Note. Wynn Resorts may, in its sole and absolute discretion, at any time and from time to time, and without penalty or premium, prepay the whole or any portion of the principal or interest due under the Redemption Note. In no instance shall any payment obligation under the Redemption Note be accelerated except in the sole and absolute discretion of Wynn Resorts or as specifically mandated by law. The indebtedness evidenced by the Redemption Note is and shall be subordinated in right of payment, to the extent and in the manner provided in the Redemption Note, to the prior payment in full of all existing and future obligations of Wynn Resorts or any of its affiliates in respect of indebtedness for borrowed money of any kind or nature.

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

WYNN LAS VEGAS, LLC AND SUBSIDIARIES
(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Redemption Action and Counterclaim

On February 19, 2012, Wynn Resorts filed a complaint in the Eighth Judicial District Court, Clark County, Nevada against the Okada Parties (as amended, the "Complaint"), alleging breaches of fiduciary duty and related claims (the "Redemption Action") arising from the activities addressed in the Freeh Report. Wynn Resorts is seeking compensatory and special damages as well as a declaration that it acted lawfully and in full compliance with its articles of incorporation, bylaws and other governing documents in redeeming and canceling the shares of Aruze.

On March 12, 2012, the Okada Parties removed the action to the United States District Court for the District of Nevada (the action was subsequently remanded to Nevada state court). On that same date, the Okada Parties filed an answer denying the claims and a counterclaim (as amended, the "Counterclaim") that purports to assert claims against Wynn Resorts, each of the members of Wynn Resorts' Board of Directors (other than Mr. Okada) and Wynn Resorts' General Counsel (the "Wynn Parties"). The Counterclaim alleges, among other things: (1) that the shares of Wynn Resorts common stock owned by Aruze were exempt from the redemption-for-unsuitability provisions in the Wynn Resorts articles of incorporation (the "Articles") pursuant to certain agreements executed in 2002; (2) that the Wynn Resorts directors who authorized the redemption of Aruze's shares acted at the direction of Mr. Wynn and did not independently and objectively evaluate the Okada Parties' suitability, and by so doing, breached their fiduciary duties; (3) that the Wynn Resorts directors violated the terms of the Wynn Resorts Articles by failing to pay Aruze fair value for the redeemed shares; and (4) that the terms of the Redemption Note that Aruze received in exchange for the redeemed shares, including the Redemption Note's principal amount, duration, interest rate, and subordinated status, were unconscionable. Among other relief, the Counterclaim seeks a declaration that the redemption of Aruze's shares was void, an injunction restoring Aruze's share ownership, damages in an unspecified amount and rescission of the Amended and Restated Stockholders Agreement, dated as of January 6, 2010, by and among Aruze, Mr. Wynn, and Elaine Wynn (the "Stockholders Agreement").

On June 19, 2012, Elaine Wynn asserted a cross claim against Mr. Wynn and Aruze seeking a declaration that (1) any and all of Elaine Wynn's duties under the Stockholders Agreement shall be discharged; (2) the Stockholders Agreement is subject to rescission and is rescinded; (3) the Stockholders Agreement is an unreasonable restraint on alienation in violation of public policy; and/or (4) the restrictions on sale of shares shall be construed as inapplicable to Elaine Wynn. The indenture for Wynn Las Vegas, LLC's 4 1/4% senior notes due 2023 (the "2023 Indenture") provides that if Mr. Wynn, together with certain related parties, in the aggregate beneficially owns a lesser percentage of the voting power of the outstanding common stock of Wynn Resorts than is beneficially owned by any other person, a change of control will have occurred. The 2025 Indenture provides that if any event constitutes a "change of control" under the 2023 Indenture, it will constitute a change of control under the 2025 Indenture. If Elaine Wynn prevails in her cross claim, Mr. Wynn would not beneficially own or control Elaine Wynn's shares, which could increase the likelihood that a change in control may occur under the Wynn Las Vegas debt documents. Under the 2023 Indenture and the 2025 Indenture, if (1) a change of control occurs and (2) at any time within 60 days after that occurrence, the 4 1/4% senior notes due 2023 or the 5 1/2% senior notes due 2025, as applicable, are rated below investment grade by both rating agencies that rate such notes, Wynn Resorts is required to make an offer to each applicable holder to repurchase all or any part of such holder's notes at a purchase price equal to 101% of the aggregate principal amount thereof plus accrued and unpaid interest on the notes purchased, if any, to the date of repurchase (unless the notes have been previously called for redemption). Mr. Wynn is opposing Ms. Wynn's cross claim.

Wynn Resorts' Complaint and the Okada Parties' Counterclaim have been, and continue to be, challenged through motion practice. At a hearing held on November 13, 2012, the Nevada state court granted the Wynn Parties' motion to dismiss the Counterclaim with respect to the Okada Parties' claim under the Nevada Racketeer Influenced and Corrupt Organizations Act with respect to certain Wynn Resorts executives but otherwise denied the motion. At a hearing held on January 15, 2013, the court denied the Okada Parties' motion to dismiss Wynn Resorts' Complaint. On April 22, 2013, Wynn Resorts filed a second amended complaint. On August 30, 2013, the Okada Parties filed their third amended Counterclaim. On September 18, 2013, Wynn Resorts filed a Partial Motion to Dismiss related to a claim in the third amended Counterclaim alleging civil extortion by Mr. Wynn and Wynn Resorts' General Counsel. On October 29, 2013, the court granted the motion and dismissed the claim. On November 26, 2013, the Okada Parties filed their fourth amended Counterclaim, and Wynn Resorts filed an answer to that pleading on December 16, 2013.

On each of February 14, 2013 and February 13, 2014, Wynn Resorts issued a check to Aruze in the amount of $38.7 million, representing the interest payments due on the Redemption Note at those times. However, those checks were not cashed. In February 2014, the Okada Parties advised of their intent to deposit any checks for interest and principal, past and

WYNN LAS VEGAS, LLC AND SUBSIDIARIES
(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

future, due under the terms of the Redemption Note to the clerk of the court for deposit into the clerk's trust account. On March 17, 2014, the parties stipulated that the checks be returned to Wynn Resorts for reissue in the same amounts, payable to the clerk of the court for deposit into the clerk's trust account. Pursuant to the stipulation, on March 20, 2014, Wynn Resorts delivered to the clerk of the court the reissued checks that were deposited into the clerk's trust account and filed a notice with the court with respect to the same. On February 13, 2015, Wynn Resorts issued a check for the interest payment due at that time to the clerk of the court for deposit into the clerk's trust account.

On April 8, 2013, the United States Attorney's Office and the U.S. Department of Justice filed a Motion to Intervene and for Temporary and Partial Stay of Discovery in the Redemption Action. The parties had been engaged in discovery at the time of the filing. The motion stated that the federal government has been conducting a criminal investigation of the Okada Parties involving the "same underlying allegations of misconduct-that is, potential violations of the Foreign Corrupt Practice Act and related fraudulent conduct-that form the basis of" Wynn Resorts' complaint, as amended, in the Redemption Action. The motion sought to stay all discovery in the Redemption Action related to the Okada Parties' allegedly unlawful activities in connection with their casino project in the Philippines until the conclusion of the criminal investigation and any resulting criminal prosecution, with an interim status update to the court in six months. At a hearing on May 2, 2013, the court granted the motion and ordered that all discovery in the Redemption Action be stayed for a period of six months (the "Stay"). On May 30, 2013, Elaine Wynn filed a motion for partial relief from the Stay, to allow her to conduct limited discovery related to her cross and counterclaims. The Wynn Parties opposed the motion so as to not interfere with the United States government's investigation. At a hearing on August 1, 2013, the court denied the motion. On October 29, 2013, the United States Attorney's Office and the U.S. Department of Justice filed a Motion to Extend the Stay for a further period of six months. At a hearing on October 31, 2013, the court granted the requested extension based upon an affidavit provided under seal that outlined, among other things, concerns for witness safety. The court did, however, order the parties to exchange written discovery propounded prior to May 2, 2013, including discovery related to the Elaine Wynn cross and counterclaims referred to above. The extended Stay expired on May 5, 2014. On April 29, 2014, the United States Attorney's Office and the U.S. Department of Justice filed a Motion for a Second Extension of Temporary Stay of Discovery for a further six months. At a hearing on May 1, 2014, the court denied the motion. On September 22, 2014, the court entered a new stipulation between the parties for a discovery schedule with closing on August 1, 2016.

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

The lawsuit is currently in the discovery phase of litigation. Wynn Resorts will continue to vigorously pursue its claims against the Okada Parties, and Wynn Resorts and the Wynn Parties will continue to vigorously defend against the counterclaims asserted against them. Wynn Resorts' claims and the Okada Parties' counterclaims remain in an early stage and management has determined that based on proceedings to date, it is currently unable to determine the probability of the outcome of this matter or the range of reasonably possible loss, if any. An adverse judgment or settlement involving payment of a material amount could cause a material adverse effect on Wynn Resorts' financial condition.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES
(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Litigation Commenced by Kazuo Okada

Japan Action:

On August 28, 2012, Mr. Okada, Universal Entertainment Corporation and Okada Holdings ("Okada Japan Parties") filed a complaint in Tokyo District Court against the Wynn Parties, alleging that the press release issued by Wynn Resorts with respect to the redemption has damaged plaintiffs' social evaluation and credibility. The Okada Japan Parties seek damages and legal fees from the Wynn Parties. After asking the Okada Japan Parties to clarify the allegations in their complaint, the Wynn Parties objected to the jurisdiction of the Japanese court. On April 30, 2013, the Wynn Parties filed a memorandum in support of their jurisdictional position. On October 21, 2013, the court dismissed the action on jurisdictional grounds. On November 1, 2013, the Okada Japan Parties filed an appeal moving the matter to the Tokyo High Court. On June 11, 2014, the Tokyo High Court ruled in favor of the Wynn Parties and upheld the motion for dismissal. On June 25, 2014, the Okada Japan Parties filed a notice of appeal to the Supreme Court of Japan. On October 28, 2014, the Wynn Parties received a copy of the brief that the Okada Japan Parties had filed to explain why they believe the Supreme Court of Japan should hear the case. The Wynn Parties filed a reply brief on February 16, 2015.

Indemnification Action:

On March 20, 2013, Mr. Okada filed a complaint against Wynn Resorts in Nevada state court for indemnification under Wynn Resorts' Articles, bylaws and agreements with its directors. The complaint sought advancement of Mr. Okada's costs and expenses (including attorney's fees) incurred pursuant to the various legal proceedings and related regulatory investigations described above. Wynn Resorts' answer and counterclaim was filed on April 15, 2013. The counterclaim named each of the Okada Parties as defendants and sought indemnification under Wynn Resorts' Articles for costs and expenses (including attorney's fees) incurred pursuant to the various legal proceedings and related regulatory investigations described above. On April 30, 2013, Mr. Okada filed his reply to the counterclaim. On February 4, 2014, the court entered an order on the parties' stipulation that: (1) dismissed all claims Mr. Okada asserted against Wynn Resorts; (2) reserved Mr. Okada's right to assert, in the future, any claims for indemnity following the resolution of the Redemption Action; and (3) stayed the claims asserted by Wynn Resorts against Mr. Okada pending the resolution of the Redemption Action.

Management has determined that based on proceedings to date, it is currently unable to determine the probability of the outcome of this action or the range of reasonably possible loss, if any.

Macau Action:

On July 3, 2015, Wynn Macau, Limited announced that the Okada Parties filed a complaint in the Court of First Instance of Macau ("Macau Court") against Wynn Macau SA and certain individuals who are or were directors of Wynn Macau SA and or Wynn Macau, Limited (collectively, the "Wynn Macau Parties").  The principal allegations in the lawsuit are that the redemption of the Okada Parties' shares in Wynn Resorts was improper and undervalued, that the previously disclosed payment by Wynn Macau SA to an unrelated third party in consideration of relinquishment by that party of certain rights in and to any future development on the land in Cotai where Wynn Resorts is building Wynn Palace was unlawful and that Wynn Resorts' previously disclosed donation to the University of Macau Development Foundation was unlawful.  The plaintiffs seek dissolution of Wynn Macau SA and compensatory damages. The Macau Court has not yet served the complaint on all of the defendants.

Wynn Resorts believes the claims are without merit and will vigorously defend the Wynn Macau Parties against them. Management has determined that based on proceedings to date, it is currently unable to determine the probability of the outcome of this matter or the range of reasonably possible loss, if any.

Related Investigations and Derivative Litigation

Investigations:

In the U.S. Department of Justice's Motion to Intervene and for Temporary and Partial Stay of Discovery in the Redemption Action, the Department of Justice states in a footnote that the government also has been conducting a criminal

WYNN LAS VEGAS, LLC AND SUBSIDIARIES
(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

investigation into Wynn Resorts' previously disclosed donation to the University of Macau Development Foundation. Wynn Resorts has not received any target letter or subpoena in connection with such an investigation. Wynn Resorts intends to cooperate fully with the government in response to any inquiry related to the donation to the University of Macau Development Foundation.

Other regulators may pursue separate investigations into Wynn Resorts' compliance with applicable laws arising from the allegations in the matters described above and in response to the Counterclaim and other litigation filed by Mr. Okada suggesting improprieties in connection with Wynn Resorts' donation to the University of Macau Development Foundation. While Wynn Resorts believes that it is in full compliance with all applicable laws, any such investigations could result in actions by regulators against Wynn Resorts. Prior investigations by the Nevada Gaming Control Board and SEC were closed with no actions taken.

Derivative Claims:

Six derivative actions were commenced against Wynn Resorts and all members of its Board of Directors: four in the United States District Court, District of Nevada, and two in the Eighth Judicial District Court of Clark County, Nevada.

The four federal actions brought by the following plaintiffs have been consolidated: (1) The Louisiana Municipal Police Employees' Retirement System, (2) Maryanne Solak, (3) Excavators Union Local 731 Welfare Fund, and (4) Boilermakers Lodge No. 154 Retirement Fund (collectively, the "Federal Plaintiffs").

The Federal Plaintiffs filed a consolidated complaint on August 6, 2012, asserting claims for: (1) breach of fiduciary duty; (2) waste of corporate assets; (3) injunctive relief; and (4) unjust enrichment. The claims were against Wynn Resorts and all of Wynn Resorts' directors, including Mr. Okada, however, the plaintiffs voluntarily dismissed Mr. Okada as a defendant in this consolidated action on September 27, 2012. The Federal Plaintiffs claimed that the individual defendants breached their fiduciary duties and wasted assets by: (a) failing to ensure Wynn Resorts' officers and directors complied with federal and state laws and Wynn Resorts' Code of Conduct; (b) voting to allow Wynn Resorts' subsidiary to make the donation to the University of Macau Development Foundation; and (c) redeeming Aruze's stock such that Wynn Resorts incurs the debt associated with the redemption. The Federal Plaintiffs seek unspecified compensatory damages, restitution in the form of disgorgement, reformation of corporate governance procedures, an injunction against all future payments related to the donation/pledge, and all fees (attorneys, accountants, and experts) and costs. The directors responded to the consolidated complaint by filing a motion to dismiss on September 14, 2012. On February 1, 2013, the federal court dismissed the complaint for failure to plead adequately the futility of a pre-suit demand on the Board. The dismissal was without prejudice to the Federal Plaintiffs' ability to file a motion within 30 days seeking leave to file an amended complaint. On April 9, 2013, the Federal Plaintiffs filed their amended complaint. Wynn Resorts and the directors filed their motion to dismiss the amended complaint on May 23, 2013. On March 13, 2014, the federal court granted the motion to dismiss and entered judgment in favor of Wynn Resorts and directors and against the Federal Plaintiffs without prejudice. On April 10, 2014, the Federal Plaintiffs filed a notice of appeal to the United States Court of Appeals for the Ninth Circuit. The Federal Plaintiffs' opening brief was filed on September 19, 2014. Wynn Resorts filed a response on December 18, 2014 and the Federal Plaintiffs filed a reply brief on January 30, 2015.

The two state court actions brought by the following plaintiffs also have been consolidated: (1) IBEW Local 98 Pension Fund and (2) Danny Hinson (collectively, the "State Plaintiffs"). Through a coordination of efforts by all parties, the directors and Wynn Resorts (a nominal defendant) have been served in all of the actions. The State Plaintiffs filed a consolidated complaint on July 20, 2012 asserting claims for (1) breach of fiduciary duty; (2) abuse of control; (3) gross mismanagement; and (4) unjust enrichment. The claims are against Wynn Resorts and all of Wynn Resorts' directors during the applicable period, including Mr. Okada, as well as Wynn Resorts' Chief Financial Officer who signed financial disclosures filed with the SEC during the applicable periods. The State Plaintiffs claim that the individual defendants failed to disclose to Wynn Resorts' stockholders the investigation into, and the dispute with director Okada as well as the alleged potential violations of the FCPA related to, the University of Macau Development Foundation donation. The State Plaintiffs seek unspecified monetary damages (compensatory and punitive), disgorgement, reformation of corporate governance procedures, an order directing Wynn Resorts to internally investigate the donation, as well as attorneys' fees and costs. On October 13, 2012, the court entered the parties' stipulation providing for a stay of the state derivative action for 90 days, subject to the parties' obligation to monitor the progress of the pending litigation, discussed above, between Wynn Resorts (among others) and Mr. Okada (among others). Per the stipulation, Wynn Resorts and the individual defendants were not required to respond to the consolidated complaint while the stay remained in effect. Following the expiration of the stay, the State Plaintiffs advised Wynn Resorts and the individual

WYNN LAS VEGAS, LLC AND SUBSIDIARIES
(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

defendants that they intended to resume the action by filing an amended complaint, which they did, on April 26, 2013. Wynn Resorts and directors filed their motion to dismiss on June 10, 2013. However, on July 31, 2013, the parties agreed to a stipulation that was submitted to, and approved by the court. The stipulation contemplates a stay of the consolidated state court derivative action of equal duration as the Stay entered by the court in the Redemption Action. On June 18, 2014, the court entered a new stipulation between the parties that provides for further stay of the state derivative action and directs the parties, within 45 days of the conclusion of the latter of the Redemption Action or the federal derivative action, to discuss how the state derivative action should proceed and to file a joint report with the court.

The individual defendants are vigorously defending against the claims pleaded against them in the state derivative action. Management has determined that based on proceedings to date, it is currently unable to determine the probability of the outcome of this action or the range of reasonably possible loss, if any.

Note 9 - Member's Equity

On June 26, 2015, the Company distributed $50.0 million in cash to Wynn Resorts, Limited.

Note 10 - Subsequent Event

On July 7, 2015, the Company distributed $120.0 million in cash to Wynn Resorts, Limited.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q and our consolidated financial statements appearing in our annual report on Form 10-K for the year ended December 31, 2014. Unless the context otherwise requires, all references herein to the "Company," "we," "us" or "our," or similar terms, refer to Wynn Las Vegas, LLC, a Nevada limited liability company and its consolidated subsidiaries. This discussion and analysis contains forward-looking statements. Please refer to the section below entitled "Special Note Regarding Forward-Looking Statements."

Overview

We are a developer, owner and operator of destination casino resorts (integrated resorts). We currently own and operate Wynn Las Vegas | Encore ("Wynn Las Vegas"), an integrated destination casino resort in Las Vegas, Nevada. Wynn Las Vegas | Encore is located at the intersection of the Las Vegas Strip and Sands Avenue, and occupies approximately 215 acres of land fronting the Las Vegas Strip. We own approximately 18 acres across Sands Avenue, a portion of which is utilized for employee parking and an office building. We also utilize approximately 5 acres adjacent to the golf course on which an office building is located. We lease approximately 140 acres where the golf course is located, along with related water rights, from Wynn Resorts.

Wynn Las Vegas | Encore features the following as of July 15, 2015:

•
Approximately 186,000 square feet of casino space, offering 24-hour gaming and a full range of games with 235 table games and 1,868 slot machines, private gaming salons, a sky casino, a poker room and a race and sports book;

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

•	Approximately 290,000 square feet of meeting and convention space;

•	Three nightclubs and a beach club;

•	Specially designed theater presenting "Le Rêve-The Dream," a water-based theatrical production and a theater presenting "Steve Wynn's Showstoppers," a Broadway-style entertainment production;

•	Recreation and leisure facilities, including an 18-hole golf course, swimming pools, private cabanas and two full service spas and salons;

•	A Ferrari and Maserati automobile dealership; and

•	Wedding chapel.

Construction and Future Development

In response to our evaluation of our property and the reactions of our guests, we have made and expect to continue to remodel and make enhancements and refinements to our resort. In June 2015, we began the remodel of guest rooms in our Encore hotel tower. We expect these room renovations to be completed by the end of 2015 and believe there will not be a significant impact to our operations and results during the renovation period.

Key Operating Measures

Certain key operating measures specific to the gaming industry are included in our discussions of the Company's operational performance for the periods in which Condensed Consolidated Statements of Comprehensive Income (Loss) are presented. Below are definitions of the measures discussed:

•	Table drop is the amount of cash and net markers issued that are deposited in a gaming table's drop box.

•	Table games win is the amount of table drop that is retained and recorded as casino revenue.

•	Slot win is the amount of handle (representing the total amount wagered) that is retained by us and is recorded as casino revenue.

19

•
Average daily rate ("ADR") is calculated by dividing total room revenues including the retail value of promotional allowances (less service charges, if any) by total rooms occupied including complimentary rooms.

•	Revenue per available room ("REVPAR") is calculated by dividing total room revenues including the retail value of promotional allowances (less service charges, if any) by total rooms available.

•	Occupancy is calculated by dividing total occupied rooms, including complimentary rooms, by the total rooms available.

Results of Operations

Summary second quarter 2015 results

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2015	2014	Increase/ (Decrease)	Percent Change	2015	2014	Increase/ (Decrease)	Percent Change
Net revenues	$423,436	$451,584	$(28,148)	(6.2)	$810,466	$832,713	$(22,247)	(2.7)
Net income (loss)	$9,542	$43,886	$(34,344)	(78.3)	$(109,446)	$42,221	$(151,667)	*NM
Adjusted Property EBITDA	$122,037	$160,424	$(38,387)	(23.9)	$232,714	$270,712	$(37,998)	(14.0)
*NM - not meaningful

During the three months ended June 30, 2015 net income was $9.5 million, compared to $43.9 million for the same period of 2014. This reduction was primarily driven by a 26.2% decline in casino revenues.

During the six months ended June 30, 2015, we experienced a net loss of $109.4 million, compared to net income of $42.2 million for the same period of 2014, primarily due to $122.4 million in losses on the extinguishment of debt for the purchase of first mortgage notes due 2020 pursuant to a cash tender offer and subsequent redemption of untendered notes.

Adjusted Property EBITDA of $122.0 million for the three months ended June 30, 2015 and $232.7 million for the six months ended June 30, 2015, each decreased year-over-year primarily due to declines in casino revenues.

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

Financial results for the three months ended June 30, 2015 compared to the three months ended June 30, 2014.

Net revenues

Non-casino revenues consist of operating revenues from rooms, food and beverage, entertainment, retail and other, less promotional allowances. The following table presents net revenues from our casino and non-casino revenues (dollars in thousands).

	Three Months Ended June 30,
	2015	2014	Percent Change
Net revenues
Casino revenues	$134,689	$182,534	(26.2)
Non-casino revenues	288,747	269,050	7.3
	$423,436	$451,584	(6.2)

The percentage of our net revenues from non-casino revenues was 68.2% for the three months ended June 30, 2015, compared to 59.6% for the same period of 2014. Casino revenues were 31.8% of total net revenues for the three months ended June 30, 2015, compared to 40.4% of total net revenues for the same period of 2014.

Casino revenues

Casino revenues decreased 26.2%, or $47.8 million, to $134.7 million for the three months ended June 30, 2015, from $182.5 million in the same period of 2014. The decrease in casino revenues is primarily attributable to a 7.9 percentage point decline in table games win percentage and a 19.0% decrease in table drop.

The table below sets forth our casino revenues and associated key operating measures related to our operations (dollars in thousands, except for win per unit per day).

	Three Months Ended June 30,
	2015	2014	Increase/(Decrease)	Percent Change
Total casino revenues	$134,689	$182,534	$(47,845)	(26.2)
Average number of table games	235	233	2	0.9
Table drop	$509,309	$629,047	$(119,738)	(19.0)
Table games win	$99,313	$172,054	$(72,741)	(42.3)
Table games win %	19.5%	27.4%	(7.9)
Table games win per unit per day	$4,650	$8,130	$(3,480)	(42.8)

Average number of slot machines	1,868	1,837	31	1.7
Slot machine handle	$712,147	$706,870	$5,277	0.7
Slot machine win	$51,010	$46,131	$4,879	10.6
Slot machine win per unit per day	$300	$276	$24	8.7

Non-casino revenues

Non-casino revenues increased 7.3%, or $19.7 million, to $288.7 million for the three months ended June 30, 2015, from $269.1 million for the same period of 2014, primarily due to an 8.7% increase in food and beverage revenues, a 4.4% increase in entertainment, retail and other revenues and a 7.5% decrease in promotional allowances.

Room revenues were relatively flat with $108.8 million for the three months ended June 30, 2015, compared to $107.9 million for the same period of 2014.

The table below sets forth our room revenues and associated key operating measures related to our operations.

	Three Months Ended June 30,
	2015	2014	Percent Change (a)
Total room revenues (dollars in thousands)	$108,834	$107,911	0.9
Occupancy	88.4%	88.4%	—
ADR	$289	$283	2.1
REVPAR	$255	$251	1.6
(a) Except occupancy, which is presented as a percentage point change.

Food and beverage revenues increased 8.7%, or $12.9 million, to $162.0 million for the three months ended June 30, 2015, from $149.1 million for the same period of 2014, mainly due to an increase in revenues at our nightclubs and an increase in revenues from catering and banquets.

Entertainment, retail and other revenues increased 4.4%, or $2.5 million, to $59.3 million for the three months ended June 30, 2015, from $56.8 million for the same period of 2014, primarily as a result of the opening of Steve Wynn's Showstoppers in December 2014.

Promotional allowances decreased 7.5%, or $3.4 million, to $41.5 million for the three months ended June 30, 2015, from $44.8 million for the same period of 2014, primarily as a result of less complimentaries due to the decrease in table drop.

Operating costs and expenses

Operating costs and expenses increased 3.0%, or $10.8 million, to $364.9 million for the three months ended June 30, 2015, from $354.2 million for the same period of 2014.

Casino expenses decreased 9.6%, or $7.1 million, to $67.2 million for the three months ended June 30, 2015, from $74.3 million for the same period of 2014, primarily due to a decrease in gaming tax and other expenses associated with the casino revenues decrease.

Room expenses were relatively flat with $36.4 million for the three months ended June 30, 2015, compared to $36.2 million for the same period of 2014.

Food and beverage expenses increased 10.7%, or $10.2 million, to $105.3 million for the three months ended June 30, 2015, from $95.1 million for the same period of 2014. The increase is primarily a result of higher costs in the current period for entertainment at our nightclubs.

Entertainment, retail and other expenses increased 7.9%, or $2.5 million, to $34.1 million for the three months ended June 30, 2015, from $31.6 million for the same period of 2014, primarily attributable to costs associated with Steve Wynn's Showstoppers which opened in December 2014.

General and administrative expenses decreased 5.8%, or $3.8 million, to $61.2 million for the three months ended June 30, 2015, from $65.0 million for the same period of 2014, primarily attributable to a decrease in corporate allocations.

Provision for doubtful accounts increased $2.7 million to $3.0 million for the three months ended June 30, 2015, from $0.3 million for the same period of 2014. The change in the provision was primarily due to the impact of historical collection patterns and current collection trends, as well as specific review of customer accounts, on our estimated allowance for the respective periods.

Management and license fees increased 96.6%, or $6.5 million, to $13.3 million for the three months ended June 30, 2015, from $6.8 million for the same period of 2014. In February 2015, the Company began incurring fees associated with its license agreement with Wynn Resorts and a wholly owned subsidiary of Wynn Resorts for use of certain intellectual property. The license agreement resulted in additional fees of $7.0 million for the three months ended June 30, 2015, which were not experienced in the prior year.

Depreciation and amortization increased 1.2%, or $0.5 million, to $45.2 million for the three months ended June 30, 2015, from $44.7 million for the same period of 2014.

Non-operating income and expenses

Interest expense decreased 12.4%, or $6.4 million, to $45.1 million for the three months ended June 30, 2015, compared to $51.4 million for the three months ended June 30, 2014. In February 2015, we issued $1.8 billion of 5 1/2% senior notes due 2025 and used proceeds for the purchase of $305.8 million of 7 7/8% first mortgage notes due 2020 and $1,146.5 million of 7 3/4% first mortgage notes due 2020 pursuant to a cash tender offer. In May 2015, we redeemed $71.1 million of the untendered 7 7/8% first mortgage notes due 2020. As a result of these financing activities, our weighted average interest rate was lower for the three months ended June 30, 2015, compared to the same period of 2014.

During the three months ended June 30, 2015, we recognized a $3.8 million loss on extinguishment of debt compared to $2.3 million for the same period of 2014. In connection with the May 2015 redemption of the untendered 7 7/8% first mortgage notes due 2020, we incurred a loss associated with the premium paid and the write-off of the related unamortized financing costs and original issue discount. During the three months ended June 30, 2014, the loss incurred was a result of premium paid on first mortgage notes due 2020 through open market transactions and the write-off of related unamortized financing costs and original issue discount.

Financial results for the six months ended June 30, 2015 compared to the six months ended June 30, 2014.

Net revenues

Non-casino revenues consist of operating revenues from rooms, food and beverage, entertainment, retail and other, less promotional allowances. The following table presents net revenues from our casino and non-casino revenues (dollars in thousands).

	Six Months Ended June 30,
	2015	2014	Percent Change
Net revenues
Casino revenues	$296,468	$337,813	(12.2)
Non-casino revenues	513,998	494,900	3.9
	$810,466	$832,713	(2.7)

The percentage of our net revenues from non-casino revenues was 63.4% for the six months ended June 30, 2015, compared to 59.4% for the same period of 2014. Casino revenues were 36.6% of total net revenues for the six months ended June 30, 2015, compared to 40.6% of total net revenues for the same period of 2014.

Casino revenues

Casino revenues decreased 12.2%, or $41.3 million, to $296.5 million for the six months ended June 30, 2015, from $337.8 million in the same period of 2014. The decrease in casino revenues is primarily attributable to a 15.2% decrease in table drop and a 2.3 percentage point decline in table games win percentage.

The table below sets forth our casino revenues and associated key operating measures related to our operations (dollars in thousands, except for win per unit per day).

	Six Months Ended June 30,
	2015	2014	Increase/(Decrease)	Percent Change
Total casino revenues	$296,468	$337,813	$(41,345)	(12.2)
Average number of table games	236	232	4	1.7
Table drop	$1,082,921	$1,276,483	$(193,562)	(15.2)
Table games win	$234,992	$305,788	$(70,796)	(23.2)
Table games win %	21.7%	24.0%	(2.3)
Table games win per unit per day	$5,501	$7,281	$(1,780)	(24.4)

Average number of slot machines	1,861	1,851	10	0.5
Slot machine handle	$1,474,331	$1,450,668	$23,663	1.6
Slot machine win	$99,427	$91,632	$7,795	8.5
Slot machine win per unit per day	$295	$274	$21	7.7

Non-casino revenues

Non-casino revenues increased 3.9%, or $19.1 million, to $514.0 million for the six months ended June 30, 2015, from $494.9 million for the same period of 2014, primarily due to a 4.7% increase in food and beverage revenues, a 3.8% increase in entertainment, retail and other revenues and a 5.4% decrease in promotional allowances.

Room revenues decreased 1.2%, or $2.5 million, to $208.5 million for the six months ended June 30, 2015, from $211.0 million for the same period of 2014. The decrease is a result of a year-over-year decrease in occupancy of 2.4 percentage points, partially offset by the impact of a 2.5% increase in ADR to $286 for the six months ended June 30, 2015.

The table below sets forth our room revenues and associated key operating measures related to our operations.

	Six Months Ended June 30,
	2015	2014	Percent Change (a)
Total room revenues (dollars in thousands)	$208,474	$210,983	(1.2)
Occupancy	85.7%	88.1%	(2.4)
ADR	$286	$279	2.5
REVPAR	$245	$246	(0.4)
(a) Except occupancy, which is presented as a percentage point change.

Food and beverage revenues increased 4.7%, or $12.4 million, to $276.5 million for the six months ended June 30, 2015, from $264.1 million for the same period of 2014, mainly due to an increase in revenues at our nightclubs and an increase in revenues from catering and banquets.

Entertainment, retail and other revenues increased 3.8%, or $4.3 million, to $115.4 million for the six months ended June 30, 2015, from $111.1 million for the same period of 2014, primarily as a result of the opening of Steve Wynn's Showstoppers in December 2014.

Promotional allowances decreased 5.4%, or $5.0 million, to $86.4 million for the six months ended June 30, 2015, from $91.3 million for the same period of 2014, primarily as a result of less complimentaries on the decrease in table drop.

Operating costs and expenses

Operating costs and expenses increased 3.0%, or $20.6 million, to $704.4 million for the six months ended June 30, 2015, from $683.8 million for the same period of 2014.

Casino expenses decreased 5.6%, or $8.7 million, to $146.1 million for the six months ended June 30, 2015, from $154.8 million for the same period of 2014, primarily due to a decrease in gaming tax and other expenses associated with the casino revenue decrease.

Room expenses increased 2.2%, or $1.5 million, to $71.9 million for the six months ended June 30, 2015, from $70.4 million for the same period of 2014. The increase is primarily a result of certain room expenses incurred to maintain a premium guest experience.

Food and beverage expenses increased 6.9%, or $11.5 million, to $177.2 million for the six months ended June 30, 2015, from $165.7 million for the same period of 2014. The increase is primarily a result of higher costs in the current period for entertainment at our nightclubs.

Entertainment, retail and other expenses increased 4.6%, or $3.0 million, to $68.1 million for the six months ended June 30, 2015, from $65.1 million for the same period of 2014 primarily attributable to costs associated with Steve Wynn's Showstoppers which opened in December 2014.

General and administrative expenses decreased 1.6%, or $2.0 million, to $122.3 million for the six months ended June 30, 2015, from $124.3 million for the same period of 2014, attributable to a decrease in corporate allocations, partially offset by increased advertising expenses and other administrative expenses.

Provision for doubtful accounts increased $2.3 million to $4.8 million for the six months ended June 30, 2015, from $2.5 million for the same period of 2014. The change in the provision was primarily due to the impact of historical collection patterns and current collection trends, as well as specific review of customer accounts, on our estimated allowance for the respective periods.

Management and license fees increased 71.7%, or $9.0 million, to $21.5 million for the six months ended June 30, 2015, from $12.5 million for the same period of 2014. In February 2015, the Company began incurring fees associated with its license agreement with Wynn Resorts and a wholly owned subsidiary of Wynn Resorts, for use of certain intellectual property. The license agreement resulted in additional fees of $9.3 million for the six months ended June 30, 2015, which were not experienced in the prior year.

Depreciation and amortization increased 3.1%, or $2.8 million, to $91.5 million for the six months ended June 30, 2015, from $88.7 million for the same period of 2014.

Non-operating income and expenses

Interest expense decreased 9.7%, or $10.0 million, to $93.2 million for the six months ended June 30, 2015, compared to $103.2 million for the six months ended June 30, 2014. In February 2015, we issued $1.8 billion of 5 1/2% senior notes due 2025 and used the proceeds for the purchase of $305.8 million of 7 7/8% first mortgage notes due 2020 and $1,146.5 million of 7 3/4% first mortgage notes due 2020 pursuant to a cash tender offer. In May 2015, we redeemed $71.1 million of the untendered 7 7/8% first mortgage notes due 2020. As a result of these financing activities, our weighted average interest rate was lower for the six months ended June 30, 2015, compared to the same period of 2014.

During the six months ended June 30, 2015, we recognized a $122.4 million loss on extinguishment of debt compared to $3.8 million for the same period of 2014, which included $118.5 million in loss on extinguishment of debt primarily in connection with the cash tender offer discussed above. In connection with the February 2015 cash tender offer and May 2015 redemption of the first mortgage notes due 2020 discussed above, we incurred a $104.0 million loss associated with premiums paid. Additionally, we expensed $18.2 million of unamortized financing costs and original issue discount associated with the cash tender offer and subsequent redemption of untendered notes and incurred other fees of approximately $0.1 million related to the cash tender offer. During the three months ended June 30, 2014, the loss was for the premium paid on first mortgage notes due 2020 through open market transactions and the write-off of related unamortized financing costs and original issue discount.

Adjusted Property EBITDA

We use Adjusted Property EBITDA to manage the operating results of our resort. Adjusted Property EBITDA is net income (loss) before interest, taxes, depreciation and amortization, pre-opening costs, property charges and other, management and license fees, corporate expenses and other, intercompany golf course and water rights leases, stock-based compensation, loss on extinguishment of debt, and other non-operating income and expenses and includes equity in income (loss) from unconsolidated affiliates. Adjusted Property EBITDA is presented exclusively as a supplemental disclosure because we believe that it is widely used to measure the performance, and as a basis for valuation, of gaming companies. We use Adjusted Property EBITDA as a measure of the operating performance of our resort and comparison with competitors. We also present Adjusted Property EBITDA because it is used by some investors as a way to measure a company's ability to incur and service debt, make capital expenditures and meet working capital requirements. Gaming companies have historically reported EBITDA as a supplement to financial measures in accordance with U.S. generally accepted accounting principles ("GAAP"). In order to view the operations of their casinos on a more stand-alone basis, gaming companies, including us, have historically excluded from their EBITDA calculations pre-opening expenses, property charges, corporate expenses and stock-based compensation that do not relate to the management of specific casino properties. However, Adjusted Property EBITDA should not be considered as an alternative to operating income as an indicator of our performance, as an alternative to cash flows from operating activities as a measure of liquidity, or as an alternative to any other measure determined in accordance with GAAP. Unlike measures of net income, Adjusted Property EBITDA does not include depreciation or interest expense and therefore does not reflect current or future capital expenditures or the cost of capital. We have significant uses of cash flows, including capital expenditures, interest payments, debt principal repayments, taxes and other non-recurring charges, which are not reflected in Adjusted Property EBITDA. Also, or calculation of Adjusted Property EBITDA may be different from the calculation methods used by other companies, therefore, comparability may be limited.

The following table presents a reconciliation of Adjusted Property EBITDA to net income (loss) (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Adjusted Property EBITDA	$122,037	$160,424	$232,714	$270,712
Other operating costs and expenses
Depreciation and amortization	45,249	44,726	91,489	88,716
Property charges and other	(922)	67	1,109	(179)
Management and license fees	13,323	6,777	21,454	12,496
Corporate expenses and other	5,135	10,379	11,098	18,570
Stock-based compensation	808	909	1,472	1,935
Equity in income (loss) from unconsolidated affiliates	(58)	142	(10)	236
Total	63,535	63,000	126,612	121,774
Operating income	58,502	97,424	106,102	148,938
Non-operating income and expenses
Interest income	5	7	11	15
Interest expense	(45,069)	(51,433)	(93,194)	(103,185)
Loss on extinguishment of debt	(3,838)	(2,254)	(122,355)	(3,783)
Equity in income (loss) from unconsolidated affiliates	(58)	142	(10)	236
Total	(48,960)	(53,538)	(215,548)	(106,717)
Net income (loss)	$9,542	$43,886	$(109,446)	$42,221

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

Net cash used in operations for the six months ended June 30, 2015 was $69.3 million, compared to $159.1 million provided by operations for the same period in 2014. During the six months ended June 30, 2015, we paid $204.9 million in accrued management fees to Wynn Resorts as we no longer are subject to certain restrictive covenants under the 2020 indentures. These payments were partially offset by changes in ordinary working capital accounts. During the six months ended June 30, 2014, our cash provided by operations was primarily from changes in ordinary working capital accounts.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2015 was $42.3 million, compared to $33.9 million for the same period in 2014, and primarily consisted of capital expenditures, deposits and purchases of other assets. Cash used for the six months ended June 30, 2015 was primarily for capital expenditures and deposits associated with general property maintenance and the remodel of guest rooms in our Encore hotel tower which began late in the second quarter. We expect these room renovations to be completed by the end of 2015. Cash used for the six months ended June 30, 2014 was primarily for capital expenditures associated with general property maintenance.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2015 was $10.9 million, compared to $36.1 million used in financing activities for the same period in 2014. During the six months ended June 30, 2015, we issued $1.8 billion of 5 1/2% senior notes due 2025 with proceeds used for the purchase of $1.5 billion of our first mortgage notes due 2020 pursuant to a cash tender offer. An additional $86.3 million has been restricted for the redemption of the remaining first mortgage notes due in 2020, which will take place in August. During the six months ended June 30, 2015, the proceeds from the issuance were also partially offset by payments of financing costs of $129.3 million. The majority of the net cash used of $36.1 million in financing activities for the six months ended June 30, 2014 was for the repurchase of $32.0 million in principal of first mortgage notes due in 2020 through open market transactions.

Capital Resources

At June 30, 2015, we had $165.7 million of cash and cash equivalents available for use without restriction, including for operations, debt service and extinguishment, new development activities, enhancements to our property and general corporate purposes. We require a certain amount of cash on hand for operations. We expect to meet our current debt maturities and planned capital expenditure requirements with future anticipated cash flow from operations and our existing cash balances.

Off Balance Sheet Arrangements

We have not entered into any transactions with special purpose entities nor do we engage in any derivatives. We do not have any retained or contingent interest in assets transferred to an unconsolidated entity. At June 30, 2015, we had unsecured outstanding letters of credit totaling $8.9 million.

Contractual Obligations and Commitments

There have been no material changes outside the ordinary course of our business during the six months ended June 30, 2015 to our contractual obligations or off balance sheet arrangements as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014, except as discussed above under "Financing Activities."

Other Factors Affecting Liquidity

We are restricted under the indentures governing the first mortgage notes from making certain "restricted payments" as defined in the indentures. These restricted payments include the payments of dividends or distributions to any direct or indirect holders of equity interests of Wynn Las Vegas, LLC. These restricted payments may not be made until certain other financial and non-financial criteria have been satisfied.

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

Legal proceedings in which Wynn Resorts is involved also may impact our liquidity. No assurance can be provided as to the outcome of such proceedings. In addition, litigation inherently involves significant costs. For information regarding legal proceedings, see Item 1—"Notes to Condensed Consolidated Financial Statements", Note 8 "Commitments and Contingencies."

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

Critical Accounting Policies and Estimates

A description of our critical accounting policies is included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2014. There has been no material change to these policies for the six months ended June 30, 2015.

Special Note Regarding Forward-Looking Statements

We make forward-looking statements in this Quarterly Report on Form 10-Q based upon the beliefs and assumptions of our management and on information currently available to us. Forward-looking statements include, but are not limited to, information about our business strategy, development activities, competition and possible or assumed future results of operations throughout this report and are often preceded by, followed by or include the words "may," "will," "should," "would," "could," "believe," "expect," "anticipate," "estimate," "intend," "plan," "continue" or the negative of these terms or similar expressions.

Forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those we express in these forward-looking statements, including the risks and uncertainties in Item 1A—"Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2014 and other factors we describe from time to time in our periodic filings with the Securities and Exchange Commission ("SEC"), such as:

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

Further information on potential factors that could affect our financial condition, results of operations and business are included in this report and our other filings with the SEC. You should not place undue reliance on any forward-looking statements, which are based only on information available to us at the time this statement is made. We undertake no obligation to update or revise any forward-looking statement, whether as a result of new information, future developments or otherwise.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices.

Interest Rate Risks

We had $3.2 billion of fixed-rate debt outstanding as of June 30, 2015. As a result of our outstanding debt being based on fixed rates, we currently do not have exposure from adverse changes in market rates.

Interest Rate Sensitivity

As of June 30, 2015, our long-term debt was based on fixed rates.

Item 4. Controls and Procedures

(a)Disclosure Controls and Procedures. The Company's management, with the participation of the Company's principal executive officer and principal financial officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, the Company's principal executive officer and principal financial officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures were effective, at the reasonable assurance level, in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and were effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including the Company's principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)Internal Control Over Financial Reporting. There were no changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter to which this report relates that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1A. Risk Factors

A description of our risk factors can be found in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014. There were no material changes to those risk factors during the six months ended June 30, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Restrictions imposed by our debt instruments significantly restrict us, subject to certain exceptions for payment of allocable corporate overhead, from declaring or paying dividends or distributions. Specifically, we are restricted under the indentures governing the first mortgage notes from making certain "restricted payments" as defined therein. These restricted payments include the payment of dividends or distributions to any direct or indirect holders of our membership interests. These restricted payments may not be made until certain other financial and non-financial criteria have been satisfied.

Item 6. Exhibits
(a)Exhibits
EXHIBIT INDEX

Exhibit No.	Description

3.1	Third Amended and Restated Articles of Organization of Wynn Las Vegas, LLC. (Incorporated by reference from the Quarterly Report on Form 10-Q filed by the Registrant on November 7, 2014.)
3.2
Second Amended and Restated Operating Agreement of Wynn Las Vegas, LLC. (Incorporated by reference from the Registration Statement on Form S-4 (File No. 333-124052) filed by the Registrant on April 13, 2005.)

*31.1	Certification of Principal Executive Officer of Periodic Report Pursuant to Rule 13a – 14(a) and Rule 15d – 14(a).
*31.2	Certification of Principal Financial Officer of Periodic Report Pursuant to Rule 13a – 14(a) and Rule 15d – 14(a).
*32	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350.
*101
The following financial information from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed with the SEC on August 7, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets at June 30, 2015 and December 31, 2014, (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2015 and 2014, (iii) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014, and (iv) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WYNN LAS VEGAS, LLC

Dated: August 7, 2015	By:	/s/ Dean Lawrence
Dean Lawrence
Senior Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

