Form 10-Q
period 2015-09-30
WYNN LAS VEGAS LLC
filed 2015-11-06
CIK 1180638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
Wynn Las Vegas Holdings, LLC owns all of the membership interests of the Registrant as of November 6, 2015.

The Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES
FORM 10-Q

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
WYNN LAS VEGAS, LLC AND SUBSIDIARIES
(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30, 2015	December 31, 2014
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$50,827	$266,360
Receivables, net	105,102	163,006
Inventories	46,174	48,249
Prepaid expenses and other	31,949	32,925
Total current assets	234,052	510,540
Property and equipment, net	2,826,656	2,892,929
Intangible assets, net	1,399	1,399
Deferred financing costs, net	35,337	30,256
Deposits and other assets	39,260	33,855
Investment in unconsolidated affiliates	3,472	3,952
Total assets	$3,140,176	$3,472,931
LIABILITIES AND MEMBER'S DEFICIT
Current liabilities:
Accounts payable	$37,905	$42,783
Customer deposits	86,504	108,432
Gaming taxes payable	10,484	13,697
Accrued compensation and benefits	59,579	50,751
Accrued interest	17,408	56,536
Other accrued liabilities	24,735	24,850
Due to affiliates, net	13,780	14,310
Total current liabilities	250,395	311,359
Long-term debt	3,200,000	3,001,963
Due to affiliates, net	—	194,646
Other long-term liabilities	2,115	4,913
Total liabilities	3,452,510	3,512,881
Commitments and contingencies (Note 8)
Member's deficit:
Contributed capital	956,418	1,124,346
Accumulated deficit	(1,268,752)	(1,164,296)
Total member's deficit	(312,334)	(39,950)
Total liabilities and member's deficit	$3,140,176	$3,472,931

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES
(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Operating revenues:
Casino	$152,149	$178,623	$448,617	$516,436
Rooms	102,786	102,544	311,260	313,527
Food and beverage	142,580	136,437	419,082	400,573
Entertainment, retail and other	58,273	59,442	173,672	170,563
Gross revenues	455,788	477,046	1,352,631	1,401,099
Less: promotional allowances	(44,628)	(48,901)	(131,005)	(140,241)
Net revenues	411,160	428,145	1,221,626	1,260,858
Operating costs and expenses:
Casino	71,244	77,648	217,326	232,476
Rooms	36,157	38,470	108,043	108,822
Food and beverage	95,527	87,445	272,695	253,117
Entertainment, retail and other	34,153	32,278	102,248	97,405
General and administrative	62,482	68,910	184,785	193,180
Provision for doubtful accounts	575	2,347	5,353	4,840
Management and license fees	13,004	6,424	34,458	18,920
Depreciation and amortization	45,215	45,148	136,704	133,864
Property charges and other	111	(457)	1,220	(636)
Total operating costs and expenses	358,468	358,213	1,062,832	1,041,988
Operating income	52,692	69,932	158,794	218,870
Other income (expense):
Interest income	—	6	11	21
Interest expense	(43,779)	(50,875)	(136,973)	(154,060)
Loss on extinguishment of debt	(3,922)	(3,572)	(126,276)	(7,355)
Equity in income (loss) from unconsolidated affiliates	(2)	176	(12)	412
Other income (expense), net	(47,703)	(54,265)	(263,250)	(160,982)
Net income (loss)	4,989	15,667	(104,456)	57,888
Other comprehensive income	—	—	—	—
Total comprehensive income (loss)	$4,989	$15,667	$(104,456)	$57,888

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES
(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$(104,456)	$57,888
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	136,704	133,864
Stock-based compensation expense	2,072	2,773
Amortization and write-off of deferred financing costs and other	2,292	3,464
Loss on extinguishment of debt	126,276	7,355
Provision for doubtful accounts	5,353	4,840
Property charges and other	1,220	(770)
Equity in income of unconsolidated affiliates, net of distributions	480	(150)
Increase (decrease) in cash from changes in:
Receivables, net	52,551	41,560
Inventories and prepaid expenses and other	5,527	(4,389)
Accounts payable and accrued expenses	(60,428)	(31,195)
Due to affiliates, net	(204,154)	13,715
Net cash provided by (used in) operating activities	(36,563)	228,955
Cash flows from investing activities:
Capital expenditures, net of construction payables and retention	(67,806)	(42,584)
Deposits and purchase of other assets	(17,120)	(3,728)
Due to affiliates, net	8,991	8,601
Proceeds from sale of assets	2,976	1,314
Net cash used in investing activities	(72,959)	(36,397)
Cash flows from financing activities:
Distributions to parent	(170,000)	—
Proceeds from issuance of long-term debt	1,800,000	—
Principal payments on long-term debt	—	(1,050)
Repurchase of first mortgage notes	(1,603,610)	(68,400)
Payments of financing costs	(132,401)	(6,536)
Net cash used in financing activities	(106,011)	(75,986)
Cash and cash equivalents:
Increase (decrease) in cash and cash equivalents	(215,533)	116,572
Balance, beginning of period	266,360	231,156
Balance, end of period	$50,827	$347,728

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

Wynn America, LLC ("Wynn America") is a direct wholly owned subsidiary of Wynn Resorts Holdings, LLC ("Holdings") and Holdings is a direct wholly owned subsidiary of Wynn Resorts, Limited ("Wynn Resorts"). Wynn America was created in September 2014 in connection with a senior secured credit facility ("Wynn America Credit Facilities"). Pursuant to the terms of the Wynn America Credit Facilities, Wynn America agreed to use commercially reasonable efforts to cause a corporate restructuring (the “Wynn Las Vegas Reorganization”) that would result in Wynn Las Vegas Holdings, LLC (“WLVH”), a direct wholly owned subsidiary of Wynn America, being the 100% owner of the Company. Approvals required under applicable gaming laws and regulations with respect to the Wynn Las Vegas Reorganization were obtained on August 20, 2015.  On September 1, 2015, Holdings transferred its equity interest in the Company to WLVH and effectuated the Wynn Las Vegas Reorganization.

Wynn Las Vegas Capital Corp. ("Wynn Capital") is a wholly owned subsidiary of the Company organized solely for the purpose of obtaining financing for Wynn Las Vegas. Wynn Capital is authorized to issue 2,000 shares of common stock, par value $0.01. At September 30, 2015, the Company owned the one share that was issued and outstanding. Wynn Capital has neither any significant net assets nor has had any operating activity. Its sole function is to serve as the co-issuer of the mortgage and senior notes. Wynn Las Vegas, LLC and Wynn Capital together are hereinafter referred to as the "Issuers".

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results for the interim periods have been made. The results for the three and nine months ended September 30, 2015 are not necessarily indicative of results to be expected for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 2014.

Note 2 - Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The Company's investment in the 50%-owned joint venture operating the Ferrari and Maserati automobile dealership inside Wynn Las Vegas, which was permanently closed in October 2015, is accounted for under the equity method. All significant intercompany accounts and transactions have been eliminated.

Cash and Cash Equivalents

Cash and cash equivalents are comprised of highly liquid investments with original maturities of three months or less. Cash equivalents are carried at cost, which approximates fair value.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES
(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Accounts Receivable and Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of casino accounts receivable. The Company issues credit in the form of "markers" to approved casino customers following investigations of creditworthiness. As of September 30, 2015 and December 31, 2014, approximately 77% and 80%, respectively, of the Company's markers were due from customers residing outside the United States, primarily in Asia. Business or economic conditions or other significant events in these countries could affect the collectability of such receivables.

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

The retail value of accommodations, food and beverage, and other services furnished to guests without charge is included in gross revenues. Such amounts are then deducted as promotional allowances. The estimated cost of providing such promotional allowances is primarily included in casino expenses as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Rooms	$8,592	$9,608	$24,589	$26,281
Food and beverage	16,121	17,114	47,503	49,648
Entertainment, retail and other	2,569	2,884	8,354	8,412
	$27,282	$29,606	$80,446	$84,341

Gaming Taxes

The Company is subject to taxes based on gross gaming revenues in the jurisdiction in which it operates, subject to applicable jurisdictional adjustments. These gaming taxes are an assessment on the Company's gross gaming revenues and are recorded as casino expenses in the accompanying Condensed Consolidated Statements of Comprehensive Income (Loss). These taxes totaled $11.0 million and $12.8 million for the three months ended September 30, 2015 and 2014, respectively, and totaled $32.0 million and $37.2 million for the nine months ended September 30, 2015 and 2014, respectively.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES
(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Stock-Based Compensation

The Company accounts for stock-based compensation related to equity shares of Wynn Resorts granted to its employees in accordance with accounting standards which require the compensation cost relating to share-based payment transactions be recognized in the Company's Condensed Consolidated Statements of Comprehensive Income (Loss). The cost is measured at the grant date, based on the estimated fair value of the award using the Black-Scholes option pricing model for stock options, and based on the closing share price of the Company's stock on the grant date for nonvested share awards. The cost is recognized as an expense on a straight-line basis over the employee's requisite service period (the vesting period of the award), net of estimated forfeitures. For the three months ended September 30, 2015 and 2014, the Company recorded $0.6 million and $0.8 million, respectively, in stock-based compensation with a corresponding increase to contributed capital. For the nine months ended September 30, 2015 and 2014, the Company recorded $2.1 million and $2.8 million, respectively, in stock-based compensation with a corresponding increase to contributed capital.

Recently Issued Accounting Standards

In July 2015, the Financial Accounting Standards Board ("FASB") issued an accounting standards update which changes the measurement principle for inventories valued under the first-in, first-out or weighted-average methods from the lower of cost or market to the lower of cost and net realizable value. Net realizable value is defined by FASB as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The effective date for this guidance is for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. The Company is currently assessing the impact the adoption of this standard will have on its consolidated financial statements.

In April 2015, the FASB issued an accounting standards update that requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. In August 2015, the FASB issued an accounting standards update which clarifies that the guidance issued in April 2015 does not apply to line-of-credit arrangements. According to the additional guidance, line-of-credit arrangements will continue to present debt issuance costs as an asset and subsequently amortize the deferred debt issuance costs ratably over the term of the arrangement. The effective date for this guidance is for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early application is permitted. The Company will adopt this guidance effective January 1, 2016.  The Company does not anticipate the adoption of this guidance will have a material effect on the Company's financial condition, results of operations or cash flows.

In May 2014, the FASB issued an accounting standards update that amends the FASB Accounting Standards Codification and creates a new topic for Revenue from Contracts with Customers. The new guidance is expected to clarify the principles for revenue recognition and to develop a common revenue standard for U.S. generally accepted accounting principles applicable to revenue transactions. This guidance provides that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. This guidance also provides substantial revision of interim and annual disclosures. The update allows for either full retrospective adoption, meaning the guidance is applied for all periods presented, or modified retrospective adoption, meaning the guidance is applied only to the most current period presented in the financial statements with the cumulative effect of initially applying the guidance recognized at the date of initial application. In August 2015, the FASB issued an accounting standards update which defers the effective date of the new revenue recognition accounting guidance by one year, to annual and interim periods beginning after December 15, 2017. Early application is permitted for annual and interim periods beginning after December 15, 2016. The Company will adopt this standard effective January 1, 2018. The Company is currently assessing the impact the adoption of this standard will have on its consolidated financial statements.

Note 3 - Receivables, net

Receivables, net consisted of the following (in thousands):

	September 30, 2015	December 31, 2014
Casino	$120,705	$185,071
Hotel	14,808	14,873
Retail leases and other	20,008	17,790
	155,521	217,734
Less: allowance for doubtful accounts	(50,419)	(54,728)
	$105,102	$163,006

Note 4 - Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	September 30, 2015	December 31, 2014
Land and improvements	$623,930	$623,741
Buildings and improvements	2,627,638	2,632,997
Furniture, fixtures and equipment	1,401,351	1,398,323
Construction in progress	11,445	5,971
	4,664,364	4,661,032
Less: accumulated depreciation	(1,837,708)	(1,768,103)
	$2,826,656	$2,892,929

Note 5 - Long-Term Debt

Long-term debt consisted of the following (in thousands):

	September 30, 2015	December 31, 2014
5 3/8% First Mortgage Notes, due March 15, 2022	$900,000	$900,000
4 1/4% Senior Notes, due May 30, 2023	500,000	500,000
5 1/2% Senior Notes, due March 1, 2025	1,800,000	—
7 7/8% First Mortgage Notes, due May 1, 2020, net of original issue discount of $1,647 at December 31, 2014	—	345,363
7 3/4% First Mortgage Notes, due August 15, 2020	—	1,226,600
Payable to Affiliate	—	30,000
	3,200,000	3,001,963
Current portion of long-term debt	—	—
	$3,200,000	$3,001,963

WYNN LAS VEGAS, LLC AND SUBSIDIARIES
(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

First Mortgage Notes due 2020

On February 10, 2015, the Issuers commenced a cash tender offer for any and all of the outstanding aggregate principal amounts of the 7 7/8% first mortgage notes due May 1, 2020 (the "7 7/8% 2020 Notes") and the 7 3/4% first mortgage notes due August 15, 2020 (the "7 3/4% 2020 Notes" and together with the 7 7/8% 2020 Notes, the "2020 Notes"). The Company accepted for purchase valid tenders with respect to approximately $305.8 million of the $377.0 million aggregate principal amount of the 7 7/8% 2020 Notes and approximately $1,146.5 million of the $1,226.6 million aggregate principal amount of the 7 3/4% 2020 Notes. The note holders who validly tendered their 2020 Notes received the total consideration of $1,054.21 for each $1,000 principal amount of 7 7/8% 2020 Notes and $1,073.82 for each $1,000 principal amount of 7 3/4% 2020 Notes. The premium portion of the aggregate total consideration was approximately $101.2 million and was recorded as a loss on extinguishment of debt in the accompanying Condensed Consolidated Statements of Comprehensive Income (Loss). The Company satisfied and discharged the indentures under which the 2020 Notes were issued and redeemed the untendered 7 7/8% 2020 Notes on May 1, 2015 and the 7 3/4% 2020 Notes on August 15, 2015.

Also in connection with this transaction, the Company expensed $17.2 million of unamortized deferred financing costs and original issue discount related to the 2020 Notes and incurred other fees of approximately $0.1 million that are included in loss on extinguishment of debt in the accompanying Condensed Consolidated Statements of Comprehensive Income (Loss).

On May 1, 2015, the Company redeemed the remaining $71.1 million principal amount of the untendered 7 7/8% 2020 Notes. The Company recorded a loss for the premium portion of the consideration of $2.8 million and expensed $1.0 million of unamortized deferred financing costs and original discount that are included in loss on extinguishment of debt in the accompanying Condensed Consolidated Statements of Comprehensive Income (Loss).

On August 15, 2015, the Company redeemed the remaining $80.1 million principal amount of the untendered 7 3/4% 2020 Notes. The Company recorded a loss for the premium portion of the consideration of $3.1 million and expensed $0.8 million of unamortized deferred financing costs that are included in loss on extinguishment of debt in the accompanying Condensed Consolidated Statements of Comprehensive Income (Loss).

5 1/2% Senior Notes due 2025

On February 18, 2015, the Issuers completed the issuance of $1.8 billion aggregate principal amount of 5 1/2% senior notes due March 1, 2025 (the "2025 Notes") pursuant to an indenture, dated as of February 18, 2015 (the "2025 Indenture"), among the Issuers, all the Issuers' subsidiaries (other than Wynn Capital, which was a co-issuer) and U.S. Bank National Association, as trustee. The 2025 Notes were issued at par. The Company used the net proceeds from the 2025 Notes to cover the cost of purchasing the 2020 Notes and for general corporate purposes. In connection with the issuance of the 2025 Notes, the Company capitalized approximately $25.2 million of financing costs.

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
The 2025 Notes are the Issuers' senior unsecured obligations and rank pari passu in right of payment with the Issuers' outstanding 5 3/8% first mortgage notes due March 15, 2022 and the 4 1/4% senior notes due May 30, 2023 (together, the "Existing Notes"). The 2025 Notes are unsecured (except by the first priority pledge by WLVH of its equity interests in Wynn Las Vegas), effectiveness of which is subject to the prior approval of the Nevada gaming authorities. Such equity interests in Wynn Las Vegas also secure the Existing Notes. If Wynn Resorts receives an investment grade rating from one or more ratings agencies, the first priority pledge securing the 2025 Notes will be released.

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

Debt Covenant Compliance

As of September 30, 2015, management believes the Company was in compliance with all debt covenants.

Fair Value of Long Term Debt

The estimated fair value of the Company's long-term debt as of September 30, 2015 and December 31, 2014 was approximately $2.8 billion and $3.1 billion, respectively, compared to its carrying value of $3.2 billion and $3.0 billion, respectively. The estimated fair value of the Company's long-term debt is based on recent trades, if available, and indicative pricing from market information (Level 2 inputs).

Note 6 - Related Party Transactions

Amounts Due to Affiliates, net

The Company periodically settles net amounts due to affiliates with cash payments. As of September 30, 2015, the Company's net current due to affiliates of $13.8 million was comprised of management and license fees, construction related payables and corporate allocations. As of December 31, 2014, net amounts due to affiliates of $14.3 million consisted of construction related payables and corporate allocations.

As of September 30, 2015, the Company has no long-term due to affiliates while as of December 31, 2014, the Company's net long term due to affiliates of $194.6 million, consisted of management fees. In March 2015, the Company paid $192.8 million in accrued management fees as the Company is no longer subject to certain restrictive covenants of the indentures under which the 2020 Notes were issued ("2020 Indentures"). The Company discharged the 2020 Indentures as a result of the cash tender offer of the 2020 Notes and subsequent redemption of untendered notes. The Company expects future management fee payments to be made on a recurring basis.

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

WYNN LAS VEGAS, LLC AND SUBSIDIARIES
(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

For the three months ended September 30, 2015 and 2014, $9.6 million and $14.4 million, respectively, were charged to the Company under the corporate support services agreement. For the nine months ended September 30, 2015 and 2014, $28.9 million and $39.7 million, respectively, were charged to the Company under the corporate support services agreement.

Intellectual Property

Under an agreement with Wynn Resorts and a wholly owned subsidiary of Wynn Resorts, the Company licenses certain intellectual property, including certain trademarks, domain names, copyrights and service marks in connection with a variety of goods and services. In February 2015, the Company entered into a new license agreement which requires payment of fees equal to 1.5% of gross monthly revenues so long as the original license agreement is in effect and not terminated, and 3.0% subsequent to termination of the original license agreement. As of September 30, 2015, the original agreement is in effect and not terminated. For the three and nine months ended September 30, 2015, $6.8 million and $16.1 million of license fees were charged to the Company respectively. No license fees were charged to the Company for the three and nine months ended September 30, 2014.

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

Villa Lease

Mr. Wynn currently leases a villa at Wynn Las Vegas for use as his personal residence. The lease, including each amendment and restatement, was approved by the Audit Committee of the Board of Directors of Wynn Resorts. Beginning in November 2013, pursuant to the 2013 Second Amended and Restated Agreement of Lease, dated as of November 7, 2013 and amended as of February 25, 2015 (the "SW Lease"), Mr. Wynn pays the Company annual rent for the villa at the fair market value of the accommodations. Pursuant to the SW Lease, Wynn Las Vegas pays for all capital improvements to the villa. The fair value is based on independent third-party expert opinions of value, and was $525,000 per year through February 28, 2015 and $559,295 per year from March 1, 2015 through February 28, 2017. The annual rent for the villa will be re-determined every two years during the term of the SW Lease, by the Audit Committee. Certain services for, and maintenance of, the villa are included in the annual rent.

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

Golf Course Lease

On September 18, 2012, the Company distributed the Wynn Las Vegas golf course land and the related water rights to Wynn Resorts, Limited. Commencing September 18, 2012, the Company leases approximately 140 acres (upon which the golf course is located) and water rights from Wynn Resorts. The term of this lease is on a month-to-month basis, provided, however, that either party may terminate this lease by providing written notice of such termination to the other party no later than 30 days prior to the expiration of any monthly period. The combined rent for both the golf course land and the water rights is $598,000 per month.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES
(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 7 - Property Charges and Other

Property charges and other were minimal for the periods presented and consisted of costs associated with miscellaneous renovations and abandonments.

Note 8 - Commitments and Contingencies

Litigation

In addition to the actions noted below, the Company and its affiliates are involved in litigation arising in the normal course of business. In the opinion of management, such litigation is not expected to have a material effect on the Company's financial condition, results of operations or cash flows.

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

Based on the Freeh Report, the Board of Directors of Wynn Resorts determined that the Okada Parties are "unsuitable persons" under Article VII of Wynn Resorts' articles of incorporation. The Board of Directors was unanimous (other than Mr. Okada) in its determination. After authorizing the redemption of Aruze's shares, as discussed below, the Board of Directors took certain actions to protect Wynn Resorts and its operations from any influence of an unsuitable person, including placing limitations on the provision of certain operating information to unsuitable persons and formation of an Executive Committee of the Board to manage the business and affairs of Wynn Resorts during the period between each annual meeting. The Charter of the Executive Committee provides that "Unsuitable Persons" are not permitted to serve on the Committee. All members of the Board, other than Mr. Okada, were appointed to the Executive Committee on February 18, 2012. The Board of Directors also requested that Mr. Okada resign as a director of Wynn Resorts (under Nevada corporation law, a board of directors does not have the power to remove a director) and recommended that Mr. Okada be removed as a member of the Board of Directors of Wynn Macau, Limited. On February 18, 2012, Mr. Okada was removed from the Board of Directors of Wynn Capital. On February 24, 2012, Mr. Okada was removed from the Board of Directors of Wynn Macau, Limited and on February 22, 2013, he was removed from the Board of Directors of Wynn Resorts by a stockholder vote in which 99.6% of the over 86 million shares voted were cast in favor of removal. Mr. Okada resigned from the Board of Directors of Wynn Resorts on February 21, 2013. Although Wynn Resorts has retained the structure of the Executive Committee, the Board has resumed its past role in managing the business and affairs of Wynn Resorts.

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

Related Investigations and Derivative Litigation

Investigations:

In the U.S. Department of Justice's Motion to Intervene and for Temporary and Partial Stay of Discovery in the Redemption Action, the Department of Justice states in a footnote that the government also has been conducting a criminal investigation into Wynn Resorts' previously disclosed donation to the University of Macau Development Foundation. Wynn Resorts has not received any target letter or subpoena in connection with such an investigation. Wynn Resorts intends to cooperate fully with the government in response to any inquiry related to the donation to the University of Macau Development Foundation.

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

Wynn Las Vegas | Encore features the following as of October 15, 2015:

•
Approximately 186,000 square feet of casino space, offering 24-hour gaming and a full range of games with 232 table games and 1,861 slot machines, private gaming salons, a sky casino, a poker room and a race and sports book;

•	Two luxury hotel towers with a total of 4,748 spacious guest rooms, suites and villas;

•	34 food and beverage outlets featuring signature chefs;

•
Approximately 99,000 square feet of high-end, brand-name retail shopping, including stores and boutiques by Alexander McQueen, Brioni, Cartier, Chanel, Chloé, Chopard, Dior, Givenchy, Graff, Hermes, IWC Schaffhausen, Jaeger-LeCoultre, Loro Piana, Louis Vuitton, Manolo Blahnik, Moncler, Nicholas Kirkwood, Oscar de la Renta, Piaget, Prada, Rolex, Vertu and others;

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

In October 2015, the Ferrari and Maserati automobile dealership inside Wynn Las Vegas was permanently closed. We are in the process of determining the use of the 10,000 square feet of space, which was occupied by the dealership.

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

•
Average daily rate ("ADR") is calculated by dividing total room revenues, including the retail value of promotional allowances (less service charges, if any), by total rooms occupied including complimentary rooms.

•	Revenue per available room ("REVPAR") is calculated by dividing total room revenues, including the retail value of promotional allowances (less service charges, if any), by total rooms available.

•	Occupancy is calculated by dividing total occupied rooms, including complimentary rooms, by the total rooms available.

Results of Operations

Summary third quarter 2015 results

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2015	2014	Percent Change	2015	2014	Percent Change
Net revenues	$411,160	$428,145	(4.0)	$1,221,626	$1,260,858	(3.1)
Net income (loss)	$4,989	$15,667	(68.2)	$(104,456)	$57,888	*NM
Adjusted Property EBITDA	$117,069	$133,250	(12.1)	$349,783	$403,962	(13.4)
*NM - not meaningful

During the three months ended September 30, 2015 net income was $5.0 million, compared to $15.7 million for the same period of 2014. This reduction was primarily driven by a 14.8% decline in casino revenues.

During the nine months ended September 30, 2015, we experienced a net loss of $104.5 million, compared to net income of $57.9 million for the same period of 2014, primarily due to $126.3 million in losses on the extinguishment of debt for the purchase of first mortgage notes due 2020 pursuant to a cash tender offer and subsequent redemption of untendered notes.

Adjusted Property EBITDA of $117.1 million for the three months ended September 30, 2015 and $349.8 million for the nine months ended September 30, 2015, each decreased year-over-year primarily due to declines in casino revenues.

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

Financial results for the three months ended September 30, 2015 compared to the three months ended September 30, 2014.

Net revenues

Non-casino revenues consist of operating revenues from rooms, food and beverage, entertainment, retail and other, less promotional allowances. The following table presents net revenues from our casino and non-casino revenues (dollars in thousands).

	Three Months Ended September 30,
	2015	2014	Percent Change
Net revenues
Casino revenues	$152,149	$178,623	(14.8)
Non-casino revenues	259,011	249,522	3.8
	$411,160	$428,145	(4.0)

The percentage of our net revenues from non-casino revenues was 63.0% for the three months ended September 30, 2015, compared to 58.3% for the same period of 2014. Casino revenues were 37.0% of total net revenues for the three months ended September 30, 2015, compared to 41.7% of total net revenues for the same period of 2014.

Casino revenues

Casino revenues decreased 14.8%, or $26.5 million, to $152.1 million for the three months ended September 30, 2015, from $178.6 million in the same period of 2014. The decrease in casino revenues is attributable to a 23.3% decrease in table drop, primarily from international customers, and a 2.0 percentage point decline in table games win percentage.

The table below sets forth our casino revenues and associated key operating measures related to our operations (dollars in thousands, except for win per unit per day).

	Three Months Ended September 30,
	2015	2014	Increase/(Decrease)	Percent Change
Total casino revenues	$152,149	$178,623	$(26,474)	(14.8)
Average number of table games	230	235	(5)	(2.1)
Table drop	$491,616	$640,941	$(149,325)	(23.3)
Table games win	$116,655	$164,932	$(48,277)	(29.3)
Table games win %	23.7%	25.7%	(2.0)
Table games win per unit per day	$5,505	$7,619	$(2,114)	(27.7)

Average number of slot machines	1,861	1,864	(3)	(0.2)
Slot machine handle	$764,263	$788,131	$(23,868)	(3.0)
Slot machine win	$54,614	$47,446	$7,168	15.1
Slot machine win per unit per day	$319	$277	$42	15.2

Non-casino revenues

Non-casino revenues increased 3.8%, or $9.5 million, to $259.0 million for the three months ended September 30, 2015, from $249.5 million for the same period of 2014, primarily due to a 4.5% increase in food and beverage revenues.

Room revenues were relatively flat with $102.8 million for the three months ended September 30, 2015, compared to $102.5 million for the same period of 2014.

The table below sets forth our room revenues and associated key operating measures related to our operations.

	Three Months Ended September 30,
	2015	2014	Percent Change (a)
Total room revenues (dollars in thousands)	$102,786	$102,544	0.2
Occupancy	88.3%	89.3%	(1.0)
ADR	$275	$267	3.0
REVPAR	$243	$238	2.1
(a) Except occupancy, which is presented as a percentage point change.

Food and beverage revenues increased 4.5%, or $6.1 million, to $142.6 million for the three months ended September 30, 2015, from $136.4 million for the same period of 2014, mainly due to increases in revenues at our nightclubs and an increase in revenues from catering and banquets.

Entertainment, retail and other revenues decreased 2.0%, or $1.2 million, to $58.3 million for the three months ended September 30, 2015, from $59.4 million for the same period of 2014, primarily due to a decline in revenue from retail shops.

Promotional allowances decreased 8.7%, or $4.3 million, to $44.6 million for the three months ended September 30, 2015, from $48.9 million for the same period of 2014, primarily as a result of less complimentaries due to the decrease in table drop.

Operating costs and expenses

Operating costs and expenses were relatively flat with $358.5 million for the three months ended September 30, 2015, compared to $358.2 million for the same period of 2014.

Casino expenses decreased 8.2%, or $6.4 million, to $71.2 million for the three months ended September 30, 2015, from $77.6 million for the same period of 2014, primarily due to a decrease in gaming tax and other expenses associated with the casino revenues decrease.

Room expenses decreased 6.0%, or $2.3 million, to $36.2 million for the three months ended September 30, 2015, from $38.5 million for the same period of 2014. The decrease was primarily due to a reduction in linen and other room related expenses.

Food and beverage expenses increased 9.2%, or $8.1 million, to $95.5 million for the three months ended September 30, 2015, from $87.4 million for the same period of 2014. The increase is primarily a result of higher costs in the current period for entertainment at our nightclubs.

Entertainment, retail and other expenses increased 5.8%, or $1.9 million, to $34.2 million for the three months ended September 30, 2015, from $32.3 million for the same period of 2014, primarily attributable to costs associated with Steve Wynn's ShowStoppers, which opened in December 2014.

General and administrative expenses decreased 9.3%, or $6.4 million, to $62.5 million for the three months ended September 30, 2015, from $68.9 million for the same period of 2014, primarily attributable to a decrease in corporate allocations.

Provision for doubtful accounts decreased $1.8 million to $0.6 million for the three months ended September 30, 2015, from $2.3 million for the same period of 2014. The change in the provision was primarily due to the impact of historical collection patterns and current collection trends, as well as specific review of customer accounts, on our estimated allowance for the respective periods.

Management and license fees increased 102.4%, or $6.6 million, to $13.0 million for the three months ended September 30, 2015, from $6.4 million for the same period of 2014. In February 2015, the Company began incurring fees associated with its license agreement with Wynn Resorts and a wholly owned subsidiary of Wynn Resorts for use of certain intellectual property. The license agreement resulted in additional fees of $6.8 million for the three months ended September 30, 2015, which were not experienced in the prior year period.

Depreciation and amortization was relatively flat with $45.2 million for the three months ended September 30, 2015, compared to $45.1 million for the same period of 2014.

Non-operating income and expenses

Interest expense decreased 13.9%, or $7.1 million, to $43.8 million for the three months ended September 30, 2015, compared to $50.9 million for the three months ended September 30, 2014. In February 2015, we issued $1.8 billion of 5 1/2% senior notes due 2025 and used the proceeds for the purchase of $305.8 million of 7 7/8% first mortgage notes due 2020 and $1,146.5 million of 7 3/4% first mortgage notes due 2020 pursuant to a cash tender offer. In May 2015, we redeemed the remaining $71.1 million of the untendered 7 7/8% first mortgage notes due 2020 and in August 2015 redeemed the remaining $80.1 million principal amount of the untendered 7 3/4% first mortgage notes due 2020. As a result of these financing activities, our weighted average interest rate was lower for the three months ended September 30, 2015, compared to the same period of 2014.

During the three months ended September 30, 2015, we recognized a $3.9 million loss on extinguishment of debt compared to $3.6 million for the same period of 2014. In connection with the August 2015 redemption of the untendered 7 3/4% first mortgage notes due 2020, we incurred a loss associated with the premium paid and the write-off of related unamortized deferred financing costs. During the three months ended September 30, 2014, the loss incurred was a result of premium paid on first mortgage notes due 2020 through open market transactions and the write-off of related unamortized deferred financing costs and original issue discount.

Financial results for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014.

Net revenues

Non-casino revenues consist of operating revenues from rooms, food and beverage, entertainment, retail and other, less promotional allowances. The following table presents net revenues from our casino and non-casino revenues (dollars in thousands).

	Nine Months Ended September 30,
	2015	2014	Percent Change
Net revenues
Casino revenues	$448,617	$516,436	(13.1)
Non-casino revenues	773,009	744,422	3.8
	$1,221,626	$1,260,858	(3.1)

The percentage of our net revenues from non-casino revenues was 63.3% for the nine months ended September 30, 2015, compared to 59.0% for the same period of 2014. Casino revenues were 36.7% of total net revenues for the nine months ended September 30, 2015, compared to 41.0% of total net revenues for the same period of 2014.

Casino revenues

Casino revenues decreased 13.1%, or $67.8 million, to $448.6 million for the nine months ended September 30, 2015, from $516.4 million in the same period of 2014. The decrease in casino revenues is primarily attributable to a 17.9% decrease in table drop, primarily from international customers, and a 2.2 percentage point decline in table games win percentage.

The table below sets forth our casino revenues and associated key operating measures related to our operations (dollars in thousands, except for win per unit per day).

	Nine Months Ended September 30,
	2015	2014	Increase/(Decrease)	Percent Change
Total casino revenues	$448,617	$516,436	$(67,819)	(13.1)
Average number of table games	234	233	1	0.4
Table drop	$1,574,537	$1,917,424	$(342,887)	(17.9)
Table games win	$351,647	$470,720	$(119,073)	(25.3)
Table games win %	22.3%	24.5%	(2.2)
Table games win per unit per day	$5,502	$7,396	$(1,894)	(25.6)

Average number of slot machines	1,861	1,855	6	0.3
Slot machine handle	$2,238,594	$2,238,798	$(204)	—
Slot machine win	$154,041	$139,078	$14,963	10.8
Slot machine win per unit per day	$303	$275	$28	10.2

Non-casino revenues

Non-casino revenues increased 3.8%, or $28.6 million, to $773.0 million for the nine months ended September 30, 2015, from $744.4 million for the same period of 2014, primarily due to a 4.6% increase in food and beverage revenues and a 6.6% decrease in promotional allowances.

Room revenues decreased 0.7%, or $2.3 million, to $311.3 million for the nine months ended September 30, 2015, from $313.5 million for the same period of 2014. The decrease is a result of a year-over-year decrease in occupancy of 1.9 percentage points, partially offset by the impact of a 2.5% increase in ADR to $282 for the nine months ended September 30, 2015.

The table below sets forth our room revenues and associated key operating measures related to our operations.

	Nine Months Ended September 30,
	2015	2014	Percent Change (a)
Total room revenues (dollars in thousands)	$311,260	$313,527	(0.7)
Occupancy	86.6%	88.5%	(1.9)
ADR	$282	$275	2.5
REVPAR	$244	$243	0.4
(a) Except occupancy, which is presented as a percentage point change.

Food and beverage revenues increased 4.6%, or $18.5 million, to $419.1 million for the nine months ended September 30, 2015, from $400.6 million for the same period of 2014, mainly due to increases in revenues at our nightclubs and an increase in revenues from catering and banquets.

Entertainment, retail and other revenues increased 1.8%, or $3.1 million, to $173.7 million for the nine months ended September 30, 2015, from $170.6 million for the same period of 2014, primarily as a result of the opening of Steve Wynn's ShowStoppers in December 2014.

Promotional allowances decreased 6.6%, or $9.2 million, to $131.0 million for the nine months ended September 30, 2015, from $140.2 million for the same period of 2014, primarily as a result of less complimentaries due to the decrease in table drop.

Operating costs and expenses

Operating costs and expenses increased 2.0%, or $20.8 million, to $1,062.8 million for the nine months ended September 30, 2015, from $1,042.0 million for the same period of 2014.

Casino expenses decreased 6.5%, or $15.2 million, to $217.3 million for the nine months ended September 30, 2015, from $232.5 million for the same period of 2014, primarily due to a decrease in gaming tax and other expenses associated with the casino revenue decrease.

Room expenses were relatively flat with $108.0 million for the nine months ended September 30, 2015, compared to $108.8 million for the same period of 2014.

Food and beverage expenses increased 7.7%, or $19.6 million, to $272.7 million for the nine months ended September 30, 2015, from $253.1 million for the same period of 2014. The increase is primarily a result of higher costs in the current period for entertainment at our nightclubs.

Entertainment, retail and other expenses increased 5.0%, or $4.8 million, to $102.2 million for the nine months ended September 30, 2015, from $97.4 million for the same period of 2014, primarily attributable to costs associated with Steve Wynn's ShowStoppers, which opened in December 2014.

General and administrative expenses decreased 4.3%, or $8.4 million, to $184.8 million for the nine months ended September 30, 2015, from $193.2 million for the same period of 2014, primarily attributable to a decrease in corporate allocations, partially offset by increased advertising expenses and other administrative expenses.

Provision for doubtful accounts was $5.4 million for the nine months ended September 30, 2015, compared to $4.8 million for the same period of 2014. The change in the provision was primarily due to the impact of historical collection patterns and current collection trends, as well as specific review of customer accounts, on our estimated allowance for the respective periods.

Management and license fees increased 82.1%, or $15.5 million, to $34.5 million for the nine months ended September 30, 2015, from $18.9 million for the same period of 2014. In February 2015, the Company began incurring fees associated with its license agreement with Wynn Resorts and a wholly owned subsidiary of Wynn Resorts for use of certain intellectual property. The license agreement resulted in additional fees of $16.1 million for the nine months ended September 30, 2015, which were not experienced in the prior year.

Depreciation and amortization increased 2.1%, or $2.8 million, to $136.7 million for the nine months ended September 30, 2015, from $133.9 million for the same period of 2014.

Non-operating income and expenses

Interest expense decreased 11.1%, or $17.1 million, to $137.0 million for the nine months ended September 30, 2015, compared to $154.1 million for the nine months ended September 30, 2014. In February 2015, we issued $1.8 billion of 5 1/2% senior notes due 2025 and used the proceeds for the purchase of $305.8 million of 7 7/8% first mortgage notes due 2020 and $1,146.5 million of 7 3/4% first mortgage notes due 2020 pursuant to a cash tender offer. In May 2015, we redeemed the remaining $71.1 million principal amount of the untendered 7 7/8% first mortgage notes due 2020 and in August 2015 redeemed the remaining $80.1 million principal amount of the untendered 7 3/4% first mortgage notes due 2020. As a result of these financing activities, our weighted average interest rate was lower for the nine months ended September 30, 2015, compared to the same period of 2014.

During the nine months ended September 30, 2015, we recognized a $126.3 million loss on extinguishment of debt compared to $7.4 million for the same period of 2014. During the nine months ended September 30, 2015, the loss was in connection with the cash tender offer and subsequent redemption of untendered 7 7/8% first mortgage notes due 2020 and 7 3/4% first mortgage notes due 2020. We incurred a loss associated with the premium paid and the write-off of related unamortized deferred financing costs and original issue discount. During the nine months ended September 30, 2014, the loss was for the premium paid on first mortgage notes due 2020 through open market transactions and the write-off of related unamortized deferred financing costs and original issue discount.

Adjusted Property EBITDA

We use Adjusted Property EBITDA to manage the operating results of our resort. Adjusted Property EBITDA is net income (loss) before interest, taxes, depreciation and amortization, pre-opening costs, property charges and other, management and license fees, corporate expenses and other, intercompany golf course and water rights leases, stock-based compensation, loss on extinguishment of debt, and other non-operating income and expenses and includes equity in income (loss) from unconsolidated affiliates. Adjusted Property EBITDA is presented exclusively as a supplemental disclosure because we believe that it is widely used to measure the performance, and as a basis for valuation, of gaming companies. We use Adjusted Property EBITDA as a measure of the operating performance of our resort and comparison with competitors. We also present Adjusted Property EBITDA because it is used by some investors as a way to measure a company's ability to incur and service debt, make capital expenditures and meet working capital requirements. Gaming companies have historically reported EBITDA as a supplement to financial measures in accordance with U.S. generally accepted accounting principles ("GAAP"). In order to view the operations of their casinos on a more stand-alone basis, gaming companies, including us, have historically excluded from their EBITDA calculations pre-opening expenses, property charges, corporate expenses and stock-based compensation that do not relate to the management of specific casino properties. However, Adjusted Property EBITDA should not be considered as an alternative to operating income as an indicator of our performance, as an alternative to cash flows from operating activities as a measure of liquidity, or as an alternative to any other measure determined in accordance with GAAP. Unlike measures of net income, Adjusted Property EBITDA does not include depreciation or interest expense and therefore does not reflect current or future capital expenditures or the cost of capital. We have significant uses of cash flows, including capital expenditures, interest payments, debt principal repayments, taxes and other non-recurring charges, which are not reflected in Adjusted Property EBITDA. Also, our calculation of Adjusted Property EBITDA may be different from the calculation methods used by other companies and, therefore, comparability may be limited.

The following table presents a reconciliation of Adjusted Property EBITDA to net income (loss) (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Adjusted Property EBITDA	$117,069	$133,250	$349,783	$403,962
Other operating costs and expenses
Depreciation and amortization	45,215	45,148	136,704	133,864
Property charges and other	111	(457)	1,220	(636)
Management and license fees	13,004	6,424	34,458	18,920
Corporate expenses and other	5,449	11,189	16,547	29,759
Stock-based compensation	600	838	2,072	2,773
Equity in income (loss) from unconsolidated affiliates	(2)	176	(12)	412
Total	64,377	63,318	190,989	185,092
Operating income	52,692	69,932	158,794	218,870
Non-operating income and expenses
Interest income	—	6	11	21
Interest expense	(43,779)	(50,875)	(136,973)	(154,060)
Loss on extinguishment of debt	(3,922)	(3,572)	(126,276)	(7,355)
Equity in income (loss) from unconsolidated affiliates	(2)	176	(12)	412
Total	(47,703)	(54,265)	(263,250)	(160,982)
Net income (loss)	$4,989	$15,667	$(104,456)	$57,888

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

Net cash used in operations for the nine months ended September 30, 2015 was $36.6 million, compared to $229.0 million provided by operations for the same period in 2014. During the nine months ended September 30, 2015, we paid $210.9 million in accrued management fees to Wynn Resorts as we no longer are subject to certain restrictive covenants under the 2020 indentures. These payments were partially offset by changes in ordinary working capital accounts. During the nine months ended September 30, 2014, our cash provided by operations was primarily from stronger casino operating results and changes in ordinary working capital accounts.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2015 was $73.0 million, compared to $36.4 million for the same period in 2014, and primarily consisted of capital expenditures, deposits and purchases of other assets. Cash used for the nine months ended September 30, 2015 was primarily for capital expenditures and deposits associated with general property maintenance and the remodel of guest rooms in our Encore hotel tower, which began late in the second quarter. We expect these room renovations to be completed by the end of 2015. Cash used for the nine months ended September 30, 2014 was primarily for capital expenditures associated with general property maintenance.

Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2015 was $106.0 million, compared to $76.0 million used in financing activities for the same period in 2014. During the nine months ended September 30, 2015, we issued $1.8 billion of 5 1/2% senior notes due 2025 with proceeds used for the purchase of $1.6 billion of our first mortgage notes due 2020 pursuant to a cash tender offer and subsequent redemptions of untendered notes. During the nine months ended September 30, 2015, the proceeds from the issuance were partially offset by payments of financing costs of $132.4 million and distributions to Wynn Resorts of $170.0 million. During the nine months ended September 30, 2014, net cash used in financing activities was primarily attributable to the repurchase of $68.4 million in principal plus interest of our first mortgage notes through open market transactions.

Capital Resources

At September 30, 2015, we had $50.8 million of cash and cash equivalents available for use without restriction, including for operations, debt service and extinguishment, new development activities, enhancements to our property and general corporate purposes. We require a certain amount of cash on hand for operations. We expect to meet our current debt maturities and planned capital expenditure requirements with future anticipated cash flow from operations and our existing cash balances.

Off Balance Sheet Arrangements

We have not entered into any transactions with special purpose entities nor do we engage in any derivatives. We do not have any retained or contingent interest in assets transferred to an unconsolidated entity. At September 30, 2015, we had outstanding letters of credit totaling $10.0 million.

Contractual Obligations and Commitments

There have been no material changes outside the ordinary course of our business during the nine months ended September 30, 2015 to our contractual obligations or off balance sheet arrangements as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014, except as discussed above under "Financing Activities."

Other Factors Affecting Liquidity

We are restricted under the indentures governing the first mortgage notes from making certain "restricted payments" as defined in the indentures. These restricted payments include the payments of dividends or distributions to any direct or indirect holders of equity interests of Wynn Las Vegas, LLC. These restricted payments may not be made until certain financial and non-financial criteria have been satisfied.

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

Critical Accounting Policies and Estimates

A description of our critical accounting policies is included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2014. There has been no significant change to these policies for the nine months ended September 30, 2015.

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

Forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those we express in these forward-looking statements, including the risks and uncertainties in Item 1A—"Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2014 and other factors we describe from time to time in our periodic filings with the Securities and Exchange Commission ("SEC"), such as:

•	our dependence on Stephen A. Wynn;

•	decreases in levels of travel, leisure and consumer spending, particularly from our international customers;

•	general global macroeconomic conditions;

•	potential violations of law by Mr. Kazuo Okada, a former shareholder of ours;

•	pending or future legal proceedings;

•	any violations by us of the anti-money laundering laws or Foreign Corrupt Practices Act;

•	our dependence on Wynn Las Vegas for all of our cash flow;

•	competition in the casino/hotel and resort industries and actions taken by our competitors;

•	our ability to maintain our customer relationships and collect and enforce gaming debts;

•	the impact that terrorism, regional political events, outbreak of an infectious disease or natural disaster may have on the travel and leisure industry;

•	regulatory or enforcement actions;

•	changes in gaming laws or regulations (including the legalization of gaming in certain jurisdictions);

•	our current and future insurance coverage levels;

•	our ability to protect our intellectual property rights;

•	leverage and debt service;

•	fluctuations in occupancy rates and average daily room rates;

•	adverse tourism trends given the current domestic and international economic conditions;

•	new development and construction activities of competitors;

•	changes in federal or state tax laws or the administration of such laws;

•	approvals under applicable jurisdictional laws and regulations (including gaming laws and regulations);

•	cybersecurity risk including misappropriation of customer information or other breaches of information security;

•	the effect of environmental regulation; and

•	the consequences of military conflicts and any future security alerts and/or terrorist attacks.

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

Interest Rate Risks

We had $3.2 billion of fixed-rate debt outstanding as of September 30, 2015. As a result of our outstanding debt being based on fixed rates, we currently do not have exposure from adverse changes in market rates.

Interest Rate Sensitivity

As of September 30, 2015, our long-term debt was based on fixed rates.

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

Part II – OTHER INFORMATION

Item 1A. Risk Factors

A description of our risk factors can be found in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014. There were no material changes to those risk factors during the nine months ended September 30, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Restrictions imposed by our debt instruments significantly restrict us, subject to certain exceptions for payment of allocable corporate overhead, from declaring or paying dividends or distributions. Specifically, we are restricted under the indentures governing the first mortgage notes from making certain "restricted payments" as defined therein. These restricted payments include the payment of dividends or distributions to any direct or indirect holders of our membership interests. These restricted payments may not be made until certain financial and non-financial criteria have been satisfied.

Item 6. Exhibits
(a)Exhibits
EXHIBIT INDEX

Exhibit No.	Description
3.1	Fourth Restated Articles of Organization of Wynn Las Vegas, LLC. (Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on September 3, 2015.)
3.2	Third Amended and Restated Operating Agreement of Wynn Las Vegas, LLC. (Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on September 3, 2015.)
*31.1	Certification of Principal Executive Officer of Periodic Report Pursuant to Rule 13a – 14(a) and Rule 15d – 14(a).
*31.2	Certification of Principal Financial Officer of Periodic Report Pursuant to Rule 13a – 14(a) and Rule 15d – 14(a).
*32	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350.
*101
The following financial information from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, filed with the SEC on November 6, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets at September 30, 2015 and December 31, 2014, (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2015 and 2014, (iii) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014, and (iv) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WYNN LAS VEGAS, LLC

Dated: November 6, 2015	By:	/s/ Dean Lawrence
Dean Lawrence
Senior Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

