Form 10-K
period 2015-12-31
WYNN LAS VEGAS LLC
filed 2016-02-29
CIK 1180638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
None
(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐    No  ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

The aggregate market value of the registrant’s voting and non-voting interests held by non-affiliates on June 30, 2015 was $0. Wynn Las Vegas Holdings, LLC owns all of the membership interests of the registrant.
The registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

PART I

Item 1. Business

Overview

Wynn Las Vegas, LLC (together with subsidiaries "we" or the "Company"), is developer, owner and operator of destination casino resorts (integrated resorts). We currently own and operate Wynn Las Vegas Encore ("Wynn Las Vegas"), an integrated resort on the "Strip" in Las Vegas, Nevada. Wynn Las Vegas, LLC, a Nevada limited liability company, was formed on April 17, 2001. The Company is a direct wholly owned subsidiary of Wynn Las Vegas Holdings, LLC ("WLVH"). WLVH is a direct wholly owned subsidiary of Wynn America, LLC ("Wynn America"). Wynn America is a direct wholly owned subsidiary of Wynn Resorts Holdings, LLC ("Holdings"). Holdings is a direct wholly owned subsidiary of Wynn Resorts, Limited ("Wynn Resorts").

Wynn Las Vegas Capital Corp. ("Wynn Capital") is a wholly owned subsidiary of Wynn Las Vegas, LLC, incorporated on June 3, 2002, solely for the purpose of obtaining financing for Wynn Las Vegas. Wynn Capital is authorized to issue 2,000 shares of common stock, par value $0.01. At December 31, 2015, the Company owned the one share that was issued and outstanding. Wynn Capital has neither any significant net assets nor any operating activity. Its sole function is to serve as the co-issuer of the mortgage notes described below.

We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments of such reports with the Securities and Exchange Commission ("SEC"). Any document we file may be inspected, without charge, at the SEC's public reference room at 100 F Street, N.E. Washington, D.C. 20549 or at the SEC's internet site address at http://www.sec.gov. Information related to the operation of the SEC's public reference room may be obtained by calling the SEC at 1-800-SEC-0330. In addition, through its own internet address at www.wynnresorts.com, Wynn Resorts provides a hyperlink to a third-party SEC filing website which posts our filings as soon as reasonably practicable, where they can be reviewed without charge. The information found on our website is not a part of this Annual Report on Form 10-K or any other report we file or furnish to the SEC.

Wynn Las Vegas

We opened Wynn Las Vegas on April 28, 2005 and opened Encore at Wynn Las Vegas, an expansion of Wynn Las Vegas, on December 22, 2008. We refer to the integrated Wynn Las Vegas and Encore at Wynn Las Vegas resort as "Wynn Las Vegas | Encore" or as our "Las Vegas Operations." Wynn Las Vegas | Encore is located at the intersection of the Las Vegas Strip and Sands Avenue, and occupies approximately 215 acres of land fronting the Las Vegas Strip. In addition, we own approximately 18 acres across Sands Avenue, a portion of which is utilized for employee parking and an office building, and use approximately five acres adjacent to the golf course on which an office building is located.

Wynn Las Vegas | Encore features the following as of February 12, 2016:

•	Approximately 186,000 square feet of casino space, offering 24-hour gaming with 232 table games and 1,866 slot machines, private gaming salons, a sky casino, a poker room, and a race and sports book;

•	Two luxury hotel towers with a total of 4,748 guest rooms, suites and villas;

•	34 food and beverage outlets featuring signature chefs;

•
Approximately 99,000 square feet of high-end, brand-name retail shopping, including stores and boutiques by Alexander McQueen, Brioni, Cartier, Chanel, Chloé, Chopard, Dior, Givenchy, Graff, Hermes, IWC Schaffhausen, Jaeger-LeCoultre, Loro Piana, Louis Vuitton, Moncler, Nicholas Kirkwood, Piaget, Prada, Rolex, Vertu and others;

•	Approximately 290,000 square feet of meeting and convention space;

•	Three nightclubs and a beach club;

•	A specially designed theater presenting "Le Rêve-The Dream," a water-based theatrical production and a theater presenting "Steve Wynn's ShowStoppers," a Broadway-style entertainment production; and

•	Recreation and leisure facilities, including an 18-hole golf course, swimming pools, private cabanas and two full service spas and salons, and a wedding chapel.

Construction and Other Development

In response to our evaluation of our property and our commitment to creating a unique customer experience, we have made and expect to continue to make enhancements and refinements to this resort. In October 2015, we closed the Ferrari and Maserati automobile dealership inside Wynn Las Vegas. We have obtained the relevant approvals to transform the dealership and adjacent space into additional retail space. In November 2015, we completed the remodel of all guest rooms in our Encore hotel tower, completed the remodel of one of our restaurants and began the re-branding of one of our night clubs, which is scheduled for completion in April 2016.  In December 2015, we opened a 5,000 square-foot luxury lounge for gaming and entertainment in Encore.

Our Strategy

We believe that Wynn Resorts, our parent company, is the world's preeminent designer, developer, and operator of integrated resorts. The Company's integrated-resort business model, pioneered by Chairman and Chief Executive Officer Stephen A. Wynn, integrates luxury hotel rooms, high-end retail, an array of dining and entertainment options, meeting spaces, and gaming, all supported by superior levels of customer service. Given his extensive design and operational experience, we believe that Mr. Wynn's involvement with our resort provides a distinct advantage over other gaming enterprises.

Our management team has a demonstrated track record in developing and operating successful integrated resort projects around the world. The senior executive team has an average of over 25 years of experience in the hotel and gaming industries. In addition, we have a 125-person design, development and construction subsidiary, the senior management of which has significant experience across all major construction disciplines.
Our integrated resort attracts a wide range of customer segments, including premium international customers, generates strong financial results, and complements the Las Vegas market. We refresh our integrated resort to create unique customer experiences across a wide range of gaming and non-gaming amenities. Our business is dependent upon repeat visitation from our guests; we believe superior customer experience and service is the best marketing strategy to attract and retain our customers. We emphasize human resources and staff training to ensure our employees are prepared to provide the luxury service that our guests expect.
We have been successful in attracting not only a wide range of domestic guests but also extending our customer market areas into international markets. We leverage our international marketing team across branch offices (Hong Kong SAR, Singapore, Japan, Taiwan and Vancouver, Canada) located in five countries to attract international customers.
The Tower Suites at Wynn Las Vegas and the Tower Suites at Encore have received the Forbes Travel Guide Five-Star distinction for the tenth year and seventh year, respectively.  In addition, our spas at Wynn Las Vegas and Encore have received Five-Star distinction and a number of restaurants in our resorts have earned star distinction from Forbes Travel Guide.
Market and Competition

Las Vegas is the largest gaming market in the United States.  Although Las Vegas Strip gaming revenues remained relatively flat at $6.3 billion for the year ended December 31, 2015, the economic environment in the gaming and hotel markets in Las Vegas continued to improve with increased visitation and hotel room demand.  During 2015, the average daily room rate increased 2.7% and visitation increased 2.9% to 42.3 million visitors compared to 2014. In addition, Las Vegas Strip resorts experienced 2015 year-over-year increases of 0.6% and 3.3% in occupancy and revenue per available room, respectively.

Wynn Las Vegas is located on the Las Vegas Strip and competes with other high-quality resorts and hotel casinos in Las Vegas. Our Las Vegas Operations also compete, to some extent, with other casino resorts throughout the United States and elsewhere in the world.

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

The ownership and operation of casino gaming facilities in the State of Nevada are subject to the Nevada Gaming Control Act and the regulations made thereunder, as well as to various local ordinances. Our properties are subject to the licensing and regulatory control of the Nevada Gaming Commission, the Nevada Gaming Control Board and the Clark County Liquor and Gaming Licensing Board, which we refer to herein collectively as the "Nevada Gaming Authorities."

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

Owner and Operator Licensing Requirements. Wynn Las Vegas, the owner and operator of the Las Vegas Operations, has been approved by the Nevada Gaming Authorities as a limited liability company licensee, referred to as a company licensee, which includes approval to conduct casino gaming operations, including a race book and sports pool, pari-mutuel wagering and the operation of gaming salons. These gaming licenses are not transferable.

Company Registration Requirements. Wynn Resorts was found suitable by the Nevada Gaming Commission to own the equity interests of Holdings and to be registered by the Nevada Gaming Commission as a publicly traded corporation, referred to as a registered company, for the purposes of the Nevada Gaming Control Act. Holdings was found suitable by the Nevada Gaming Commission to own the equity interests of Wynn America and to be registered by the Nevada Gaming Commission as an intermediary company. Wynn America was found suitable by the Nevada Gaming Commission to own the equity interests of WLVH and to be registered by the Nevada Gaming Commission as an intermediary company. WLVH was found suitable by the Nevada Gaming Commission to own the equity interests of Wynn Las Vegas and to be registered by the Nevada Gaming Commission as an intermediary company. In addition to being licensed, Wynn Las Vegas, as an issuer of debt securities registered with the SEC, also qualified as a registered company. Wynn Capital was not required to be registered or licensed, but may be required to be found suitable as a lender or financing source.

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

Consequences of Violating Gaming Laws. If the Nevada Gaming Commission determines that we have violated the Nevada Gaming Control Act or any of its regulations, it could limit, condition, suspend or revoke our registrations and gaming license. In addition, we and the persons involved could be subject to substantial fines for each separate violation of the Nevada Gaming Control Act, or of the regulations of the Nevada Gaming Commission, at the discretion of the Nevada Gaming Commission. Further, the Nevada Gaming Commission could appoint a supervisor to operate our Las Vegas Operations and, under specified circumstances, earnings generated during the supervisor's appointment (except for the reasonable rental value of the premises) could be forfeited to the State of Nevada. Limitation, conditioning or suspension of any of our gaming licenses and the appointment of a supervisor could, and revocation of any gaming license would, have a significant negative effect on our gaming operations.

Requirements for Voting or Nonvoting Securities Holders. Regardless of the number of shares held, any beneficial owner of Wynn Resorts' voting or nonvoting securities may be required to file an application, be investigated and have that person's suitability as a beneficial owner of voting securities determined if the Nevada Gaming Commission has reason to believe that the ownership would be inconsistent with the declared policies of the State of Nevada. If the beneficial owner of the voting or nonvoting securities of Wynn Resorts who must be found suitable is a corporation, partnership, limited partnership, limited liability company or trust, it must submit detailed business and financial information. including a list of its beneficial owners. The applicant must pay all costs of the investigation incurred by the Nevada Gaming Authorities in conducting any investigation.

The Nevada Gaming Control Act requires any person who acquires more than 5% of the voting securities of a registered company to report the acquisition to the Nevada Gaming Commission. The Nevada Gaming Control Act requires beneficial owners of more than 10% of a registered company's voting securities to apply to the Nevada Gaming Commission for a finding of suitability within 30 days after the Chairman of the Nevada Gaming Control Board mails the written notice requiring such filing. However, an "institutional investor," as defined in the Nevada Gaming Control Act, which beneficially owns more than 10% but not more than 11% of a registered company's voting securities as a result of a stock repurchase by the registered company may not be required to file such an application. Further, an institutional investor which acquires more than 10%, but not more than 25%, of a registered company's voting securities may apply to the Nevada Gaming Commission for a waiver of a finding of suitability if the institutional investor holds the voting securities for investment purposes only. An institutional investor that has obtained a waiver may hold more than 25% but not more than 29% of a registered company's voting securities and maintain its waiver where the additional ownership results from a stock repurchase by the registered company. An institutional investor will not be deemed to hold voting securities for investment purposes unless the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of the Board of Directors of the registered company, a change in the corporate charter, bylaws, management, policies or operations of the registered company, or any of its gaming affiliates, or any other action which the Nevada Gaming Commission finds to be inconsistent with holding the registered company's voting securities for investment purposes only. Activities which are not deemed to be inconsistent with holding voting securities for investment purposes only include:

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

Wynn Resorts is required to maintain a current stock ledger in Nevada which may be examined by the Nevada Gaming Authorities at any time. If any securities are held in trust by an agent or by a nominee, the record holder may be required to disclose the identity of the beneficial owner to the Nevada Gaming Authorities. A failure to make the disclosure may be grounds for finding the record holder unsuitable. We are required to provide maximum assistance in determining the identity of the beneficial owner of any of Wynn Resorts' voting securities. The Nevada Gaming Commission has the power to require the stock certificates of any registered company to bear a legend indicating that the securities are subject to the Nevada Gaming Control Act. The certificates representing shares of Wynn Resorts' common stock note that the shares are subject to a right of redemption and other restrictions set forth in Wynn Resorts' articles of incorporation and bylaws and that the shares are, or may become, subject to restrictions imposed by applicable gaming laws.

Consequences of Being Found Unsuitable. Any person who fails or refuses to apply for a finding of suitability or a license within 30 days after being ordered to do so by the Nevada Gaming Commission or by the Chairman of the Nevada Gaming Control Board, or who refuses or fails to pay the investigative costs incurred by the Nevada Gaming Authorities in connection with the investigation of its application, may be found unsuitable. The same restrictions apply to a record owner if the record owner, after request, fails to identify the beneficial owner. Any person found unsuitable and who holds, directly or indirectly, any beneficial ownership of any voting security or debt security of a registered company beyond the period of time as may be prescribed by the Nevada Gaming Commission may be guilty of a criminal offense. We will be subject to disciplinary action if, after we receive notice that a person is unsuitable to hold an equity interest or to have any other relationship with us, we:

•	pay that person any dividend or interest upon any voting securities;

•	allow that person to exercise, directly or indirectly, any voting right held by that person relating to Wynn Resorts;

•	pay remuneration in any form to that person for services rendered or otherwise; or,

•
fail to pursue all lawful efforts to require the unsuitable person to relinquish such person's voting securities, including, if necessary, the immediate purchase of the voting securities for cash at fair market value.

Gaming Laws Relating to Debt Securities Ownership. The Nevada Gaming Commission may, in its discretion, require the owner of any debt or similar securities of a registered company, to file applications, be investigated and be found suitable to own the debt or other securities of the registered company if the Nevada Gaming Commission has reason to believe that such ownership would otherwise be inconsistent with the declared policies of the State of Nevada. If the Nevada Gaming Commission decides that a person is unsuitable to own the securities, then under the Nevada Gaming Control Act, the registered company can be sanctioned, including the loss of its approvals if, without the prior approval of the Nevada Gaming Commission, it:

•	pays to the unsuitable person any dividend, interest or any distribution whatsoever;

•	recognizes any voting right by the unsuitable person in connection with the securities;

•	pays the unsuitable person remuneration in any form; or,

•	makes any payment to the unsuitable person by way of principal, redemption, conversion, exchange, liquidation or similar transaction.

Approval of Public Offerings. We may not make a public offering without the prior approval of the Nevada Gaming Commission if the proceeds from the offering are intended to be used to construct, acquire or finance gaming facilities in Nevada, or to retire or extend obligations incurred for those purposes or for similar transactions. On March 21, 2013, the Nevada Gaming Commission granted us and Wynn Resorts prior approval, subject to certain conditions, to make public offerings for a period of three years (the "Shelf Approval"). The Shelf Approval granted by the Nevada Gaming Commission will expire on March 20, 2016. We do not intend to seek renewal of the approval; however, Wynn Resorts is in the process of obtaining a renewal of the approval it received from the Nevada Gaming Commission.

Approval of Changes in Control. A registered company must obtain the prior approval of the Nevada Gaming Commission with respect to a change in control through merger; consolidation; stock or asset acquisitions; management or consulting agreements; or any act or conduct by a person by which the person obtains control of the registered company.

Entities seeking to acquire control of a registered company must satisfy the Nevada Gaming Control Board and Nevada Gaming Commission with respect to a variety of stringent standards before assuming control of the registered company. The Nevada Gaming Commission may also require controlling stockholders, officers, directors and other persons having a material relationship or involvement with the entity proposing to acquire control to be investigated and licensed as part of the approval process relating to the transaction.

Approval of Defensive Tactics. The Nevada legislature has declared that some corporate acquisitions opposed by management, repurchases of voting securities and corporate defense tactics affecting Nevada corporate gaming licensees or affecting registered companies that are affiliated with the operations of Nevada gaming licensees may be harmful to stable and productive corporate gaming. The Nevada Gaming Commission has established a regulatory scheme to reduce the potential adverse effects of these business practices upon Nevada's gaming industry and to further Nevada's policy in order to:

•	assure the financial stability of corporate gaming licensees and their affiliated companies;

•	preserve the beneficial aspects of conducting business in the corporate form; and,

•	promote a neutral environment for the orderly governance of corporate affairs.

Approvals may be required from the Nevada Gaming Commission before a registered company can make exceptional repurchases of voting securities above its current market price and before a corporate acquisition opposed by management can be consummated. The Nevada Gaming Control Act also requires prior approval of a plan of recapitalization proposed by a registered company's Board of Directors in response to a tender offer made directly to its stockholders for the purpose of acquiring control.

Fees and Taxes. License fees and taxes, computed in various ways depending on the type of gaming or activity involved, are payable to the State of Nevada and to the counties and cities in which the licensed subsidiaries' respective operations are conducted. Depending upon the particular fee or tax involved, these fees and taxes are payable monthly, quarterly or annually and are based upon:

•	a percentage of the gross revenue received;

•	the number of gaming devices operated; or,

•	the number of table games operated.

A live entertainment tax also is imposed on admission charges where live entertainment is furnished.

Foreign Gaming Investigations. Any person who is licensed, required to be licensed, registered, required to be registered in Nevada, or is under common control with such persons (collectively, "licensees"), and who proposes to become involved in a gaming venture outside of Nevada, is required to deposit with the Nevada Gaming Control Board, and thereafter maintain, a revolving fund in the amount of $10,000 to pay the expenses of investigation of the Nevada Gaming Control Board of the licensee's or registrant's participation in such foreign gaming. The revolving fund is subject to increase or decrease at the discretion of the Nevada Gaming Commission. Licensees and registrants are required to comply with the foreign gaming reporting requirements imposed by the Nevada Gaming Control Act. A licensee or registrant is also subject to disciplinary action by the Nevada Gaming Commission if it:

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

Seasonality

We may experience fluctuations in revenues and cash flows from month to month; however, we do not believe that our business is materially impacted by seasonality.

Employees

As of December 31, 2015, we had approximately 11,900 total employees.

Our ten-year collective bargaining agreement with the Culinary and Bartenders Union, which covers approximately 5,590 employees, was set to expire in July 2015.  We have signed an extension of the agreement and are currently negotiating a new agreement.  In November 2010, we entered into a ten-year collective bargaining agreement with the Transportation Workers Union, which covers 444 table games dealers. Certain other unions may seek to organize our employees.

Intellectual Property

Among our most important marks are our trademarks and service marks that use the name "WYNN." Holdings has registered with the U.S. Patent and Trademark Office ("PTO") a variety of the WYNN-related trademarks and service marks in connection with a variety of goods and services.

We have also filed applications with various foreign patent and trademark registries, including registries in Macau, China, Singapore, Hong Kong, Taiwan, Japan, certain European countries and various other jurisdictions throughout the world, to register a variety of WYNN-related trademarks and service marks in connection with a variety of goods and services.

We recognize that our intellectual property assets, including the word and logo version of "WYNN," are among our most valuable assets. As a result, and in connection with expansion of our resort and gaming activities outside the United States, we have undertaken a program to register our trademarks and other intellectual property rights in relevant jurisdictions. We have retained counsel and intend to take all steps necessary to protect our intellectual property rights against unauthorized use throughout the world.

On August 6, 2004, Holdings entered into agreements with Mr. Wynn that confirm and clarify its rights to use the "Wynn" surname and Mr. Wynn's persona in connection with our casino resorts. Under a Surname Rights Agreement, Mr. Wynn has acknowledged Holdings' exclusive, fully paid-up, perpetual, worldwide right to use, and to own and register trademarks and service marks incorporating, the "Wynn" surname for casino resorts and related businesses, together with the right to sublicense the name and marks to our affiliates. Under a Rights of Publicity License, Mr. Wynn has granted Holdings the exclusive, royalty-free, worldwide right to use his full name, persona and related rights of publicity for casino resorts and related businesses, together with the ability to sublicense the persona and publicity rights to our affiliates, until October 24, 2017. Holdings has entered into sublicense agreements with us relating to our use of Mr. Wynn's name and persona, as well as other intellectual property.

For more information regarding the Company's intellectual property matters see Item 1A—"Risk Factors".

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

Forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those we express in these forward-looking statements, including the risks and uncertainties in Item 1A—"Risk Factors" and other factors we describe from time to time in our periodic filings with the SEC, such as:

•	our dependence on Stephen A. Wynn;

•	general global macroeconomic conditions;

•	decreases in levels of travel, leisure and consumer spending, particularly from our international customers;

•	potential violations of law by Mr. Kazuo Okada, a former shareholder of Wynn Resorts;

•	pending or future legal proceedings;

•	any violations by us of the anti-money laundering laws or Foreign Corrupt Practices Act;

•	our dependence on Wynn Las Vegas for all of our cash flow;

•	competition in the casino/hotel and resort industries and actions taken by our competitors;

•	our ability to maintain our customer relationships and collect and enforce gaming receivables;

•	the impact that terrorism, regional political events, outbreak of an infectious disease or natural disaster may have on the travel and leisure industry;

•	regulatory or enforcement actions;

•	changes in gaming laws or regulations (including the legalization of gaming in certain jurisdictions);

•	our current and future insurance coverage levels;

•	our ability to protect our intellectual property rights;

•	leverage and debt service;

•	fluctuations in occupancy rates and average daily room rates;

•	adverse tourism trends given the current domestic and international economic conditions;

•	new development and construction activities of competitors;

•	changes in federal or state tax laws or the administration of such laws;

•	approvals under applicable jurisdictional laws and regulations (including gaming laws and regulations);

•	cybersecurity risk including misappropriation of customer information or other breaches of information security;

•	the effect of environmental regulation; and

•	the consequences of military conflicts and any future security alerts and/or terrorist attacks.

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

Item 1A. Risk Factors

You should carefully consider the risk factors set forth below, as well as the other information contained in this Annual Report on Form 10-K, regarding matters which could have an adverse effect, including a material one, on our business, financial condition, results of operations and cash flows. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also have a material adverse effect on our business, financial condition, results of operations and cash flows.

Risks Related to our Indebtedness

We are highly leveraged and future cash flow may not be sufficient for us to meet our obligations, and we might have difficulty obtaining more financing.

We have a substantial amount of consolidated debt in relation to our equity. As of December 31, 2015, we had total outstanding debt of approximately $3.2 billion, and may incur more in the future. Our indebtedness could have important consequences. For example:

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

The instruments governing our indebtedness restrict our ability to engage in certain transactions and may limit our ability to respond to changing business and economic conditions. The restrictions include, among other things, limitations on our ability and the ability of our restricted subsidiaries to:

•	pay dividends or distributions or repurchase equity;

•	incur additional debt;

•	make investments;

•	create liens on assets to secure debt;

•	enter into transactions with affiliates;

•	issue stock of, or member's interests in, subsidiaries;

•	enter into sale-leaseback transactions;

•	engage in other businesses;

•	merge or consolidate with another company;

•	transfer and sell or otherwise dispose of assets;

•	issue disqualified stock;

•	create dividend and other payment restrictions affecting subsidiaries; and

•	designate restricted and unrestricted subsidiaries.

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

Our ability to maintain our competitive position is dependent to a large degree on the efforts, skills and reputation of Stephen A. Wynn, the Chairman of the Board, Chief Executive Officer and one of the principal stockholders of Wynn Resorts. Mr. Wynn's employment agreement expires in October 2022. However, we cannot assure you that Mr. Wynn will remain with Wynn Resorts. If we lose the services of Mr. Wynn, or if he is unable to devote sufficient attention to our operations for any other reason, our business may be significantly impaired.

Our business is particularly sensitive to reductions in discretionary consumer and corporate spending as a result of downturns in the global economy.

Consumer demand for casino/hotel resorts, trade shows and conventions and for the type of luxury amenities that we offer is particularly sensitive to downturns in the global economy, which adversely impact discretionary spending on leisure activities. Changes in discretionary consumer spending or consumer preferences brought about by factors such as perceived or actual general global economic conditions, high unemployment, weakness in housing or oil markets, perceived or actual changes in disposable consumer income and wealth, an economic recession and changes in consumer confidence in the global economy, or fears of war and future acts of terrorism have in the past and could in the future reduce customer demand for the luxury amenities and leisure activities we offer, and may have a significant negative impact on our operating results.

Also, consumer demographics and preferences may evolve over time, which, for example, has resulted in recent growth in consumer demand for non-gaming offerings. Our success depends in part on our ability to anticipate the preferences of consumers and react to those trends and any failure to do so may negatively impact our operating results.

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

Potential violations of law by Mr. Okada (former director and formerly the largest beneficial owner of Wynn Resorts' shares) and his affiliates could have adverse consequences to Wynn Resorts.

On February 18, 2012, the Board of Directors of Wynn Resorts received a report from Freeh, Sporkin & Sullivan, LLP (the "Freeh Report") detailing numerous instances of conduct constituting prima facie violations of the FCPA by Kazuo Okada (formerly the largest beneficial owner of our shares) and certain of his affiliates. See Item 8—"Financial Statements and Supplementary Data," Note 9 "Commitments and Contingencies." Wynn Resorts has provided the Freeh Report to applicable regulators and has been cooperating with related investigations of such regulators. The conduct of Mr. Okada and his affiliates and the outcome of any resulting regulatory findings could have adverse consequences to Wynn Resorts. A finding by regulatory authorities that Mr. Okada violated the FCPA on Company property and/or otherwise involved Wynn Resorts in criminal or civil violations could result in actions by regulatory authorities against Wynn Resorts. Relatedly, regulators have and may pursue separate investigations into Wynn Resorts' compliance with applicable laws in connection with the Okada matter, as discussed in Item 8—"Financial Statements and Supplementary Data," Note 9 "Commitments and Contingencies." While Wynn Resorts believes that it is in full compliance with all applicable laws, any such investigations could result in actions by regulators against Wynn Resorts, which could negatively affect Wynn Resorts' financial condition or results of operations.

Ongoing litigation and other disputes with Mr. Okada and certain of his affiliates could distract management and result in negative publicity and additional scrutiny of regulators.

There has been widespread publicity of the findings in the Freeh Report of prima facie violations of law by Mr. Okada and his affiliates, the Board of Director's unsuitability finding, the redemption of shares and related litigation. The actions, litigation, and publicity could reduce demand for shares of Wynn Resorts and Wynn Macau, Limited and thereby have a negative impact on the trading prices of their respective shares. The disputes may also lead to additional scrutiny from regulators, which could lead to investigations relating to, and possibly a negative impact on, Wynn Resorts' gaming licenses, including the gaming licenses held by Wynn Las Vegas and possibly have a negative impact on Wynn Resorts' ability to bid successfully for new gaming market opportunities. See Item 8—"Financial Statements and Supplementary Data," Note 9 "Commitments and Contingencies."

Any violation of applicable Anti-Money Laundering laws or regulations or the Foreign Corrupt Practices Act could adversely affect our business, performance, prospects, value, financial condition, and results of operations.

We deal with significant amounts of cash in our operations and are subject to various reporting and anti-money laundering laws and regulations. Recently, U.S. governmental authorities have evidenced an increased focus on the gaming industry and compliance with anti-money laundering laws and regulations. From time to time, the Company receives governmental and regulatory inquiries about compliance with such laws and regulations.  The Company cooperates with all such inquiries. Any violation of anti-money laundering laws or regulations could adversely affect our business, performance, prospects, value, financial condition, and results of operations.

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

Mr. Okada failed to comply with internal training in these matters and failed to return to Wynn Resorts an executed Acknowledgment agreeing to comply with the Wynn Resorts Code of Business Conduct and Ethics. On February 19, 2012, Wynn Resorts' filed a complaint in Nevada state court against Mr. Okada and other entities alleging, among other things, breach of fiduciary duty in connection with alleged violations of the FCPA. For information on such complaint, the Freeh Report, which detailed numerous instances of conduct constituting prima facie violations of FCPA by Mr. Okada and certain of his affiliates, and the redemption of Aruze USA, Inc. ("Aruze") shares, see Item 8—"Financial Statements and Supplementary Data," Note 9 "Commitments and Contingencies."

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

Our casino, hotel, convention and other facilities face intense competition, which may increase in the future.

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

We conduct our gaming activities on a credit as well as a cash basis. The casino credit we extend is generally unsecured and due on demand. We will extend casino credit to those customers whose level of play and financial resources, in the opinion of management, warrant such an extension. The collectability of receivables from international customers could be negatively affected by future business or economic trends or by significant events in the countries in which these customers reside.

In addition, premium gaming is more volatile than other forms of gaming, and variances in win-loss results attributable to high-end gaming may have a positive or negative impact on cash flow and earnings in a particular quarter.

While gaming debts evidenced by a credit instrument, including what is commonly referred to as a "marker," are enforceable under the current laws of Nevada, and judgments on gaming debts are enforceable in all states of the United States under the Full Faith and Credit Clause of the United States Constitution, other jurisdictions may determine that direct or indirect enforcement of gaming debts is against public policy. Although courts of some foreign nations will enforce gaming debts directly and the assets in the United States of foreign debtors may be used to satisfy a judgment, judgments on gaming debts from U.S. courts are not binding on the courts of many foreign nations. We cannot assure that we will be able to collect the full amount of gaming debts owed to us, even in jurisdictions that enforce them. Changes in economic conditions may make it more difficult to assess creditworthiness and more difficult to collect the full amount of any gaming debt owed to us. Our inability to collect gaming debts could have a significant negative impact on our operating results.

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

We are dependent on the willingness of our customers to travel. Only a small amount of our business is and will be generated by local residents. Most of our customers travel to reach our Las Vegas property. Acts of terrorism or concerns over the possibility of such acts may severely disrupt domestic and international travel, which would result in a decrease in customer visits to Las Vegas, including to Wynn Las Vegas. Disruptions in air or other forms of travel as a result of any further terrorist act, outbreak of hostilities or escalation of war or worldwide infectious disease outbreak would have an adverse effect on our business and financial condition, results of operations or cash flows.

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

The Nevada Gaming Commission may require the holder of any debt or securities that we or Wynn Resorts issue to file applications, be investigated and be found suitable to own our or Wynn Resorts' securities if it has reason to believe that the security ownership would be inconsistent with the declared policies of the State of Nevada.

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

Compliance with changing laws and regulations may result in additional expenses and compliance risks.

Changing laws and regulations are creating uncertainty for gaming companies. These changing laws and regulations are subject to varying interpretations in many cases due to their lack of specificity, recent issuance and/or lack of guidance. As a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. In addition, further regulation of casinos, financial institutions and public companies is possible. This could result in continuing uncertainty and higher costs regarding compliance matters. Due to our commitment to maintain high standards of compliance with laws and public disclosure, our efforts to comply with evolving laws, regulations and standards have resulted in and are likely to continue to result in increased general and administrative expense. In addition, we are subject to different parties' interpretation of our compliance with these new and changing laws and regulations.

Win rates for our gaming operations depend on a variety of factors, some of which are beyond our control.

The gaming industry is characterized by an element of chance. In addition to the element of chance, win rates are also affected by other factors, including players' skill and experience, the mix of games played, the financial resources of players, the spread of table limits, the volume of bets played, the amount of time played and undiscovered acts of fraud or cheating. Our gross gaming revenue are mainly derived from the difference between our casino winnings and the casino winnings of our gaming customers. Since there is an inherent element of chance in the gaming industry, we do not have full control over our winnings or the winnings of our gaming customers.

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

If a third party successfully challenges Holdings' ownership of, or right to use, the Wynn-related intellectual property rights, our business or results of operations could be harmed.

Our intellectual property assets, including the word and the logo version of "Wynn," are among our most valuable assets. We have sublicensed certain Wynn-related trademarks and service marks from Holdings. Holdings has filed applications with the United States Patent and Trademark Office ("PTO"), to register a variety of WYNN-related trademarks and service marks in connection with a variety of goods and services. These marks include "WYNN LAS VEGAS" and "ENCORE." Some of the applications are based upon ongoing use and others are based upon a bona fide intent to use the marks.

A common element of most of these marks is the use of the surname, "WYNN." As a general rule, a surname (or the portion of a mark primarily constituting a surname) is not eligible for registration unless the surname has acquired "secondary meaning." To date, Holdings has been successful in demonstrating to the PTO such secondary meaning for the Wynn name, in certain of the applications, based upon factors including Mr. Wynn's prominence as a resort developer, but we cannot assure you that we will be successful with the other pending applications.

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

We rely on information technology and other systems (including those maintained by third parties with whom we contract to provide data services) to maintain and transmit large volumes of customer financial information, credit card settlements, credit card funds transmissions, mailing lists and reservations information and other personally identifiable information. We also maintain important internal company data such as personally identifiable information about our employees and information relating to our operations. The systems and processes we have implemented to protect customers, employees and company information are subject to the ever-changing risk of compromised security. These risks include cyber and physical security breaches, system failure, computer viruses, and negligent or intentional misuse by customers, company employees, or employees of third-party vendors. The steps we take to deter and mitigate these risks may not be successful and our insurance coverage for protecting against cybersecurity risks may not be sufficient. Our third-party information system service providers face risks relating to cybersecurity similar to ours, and we do not directly control any of such parties' information security operations. A significant theft, loss or fraudulent use of customer or company data maintained by us or by a third-party service provider could have an adverse effect on our reputation, cause a material disruption to our operations and management team, and result in remediation expenses, regulatory penalties and litigation by customers and other parties whose information was subject to such attacks, all of which could have a material adverse effect on our business, results of operations and cash flows.

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

We have incurred costs to comply with environmental requirements, such as those relating to discharges into the air, water and land, the handling and disposal of solid and hazardous waste and the cleanup of properties affected by hazardous substances. Under these and other environmental requirements, we may be required to investigate and clean up hazardous or toxic substances or chemical releases at our property. As an owner or operator, we could also be held responsible to a governmental entity or third parties for property damage, personal injury and investigation and cleanup costs incurred by them in connection with any contamination.

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

Wynn Resorts' officers, directors and substantial stockholders are able to exert significant influence over our operations and future direction.

Our ultimate parent company is Wynn Resorts. As of December 31, 2015, Mr. Wynn and Elaine P. Wynn own 11,070,000 shares and 9,539,077 shares, respectively, or in the aggregate approximately 20.3%, of Wynn Resorts' outstanding common stock. As a result, Mr. Wynn and Elaine P. Wynn, to the extent they vote their shares in a similar manner, may be able to exert significant influence over all matters requiring our stockholders' approval, including the approval of significant corporate transactions. In addition, until February 2012, Aruze owned 24,549,222 shares of Wynn Resorts' outstanding common stock. On February 18, 2012, Wynn Resorts redeemed all of the shares of Wynn Resorts' common stock held by Aruze. For additional information on the redemption, see Item 8—"Financial Statements and Supplementary Data," Note 9 "Commitments and Contingencies".

Under the Amended and Restated Stockholders Agreement, dated as of January 6, 2010, by and among Stephen A. Wynn, Elaine P. Wynn and Aruze (the "Stockholders Agreement"), Mr. Wynn and Elaine P. Wynn have agreed to vote the shares of Wynn Resorts' common stock held by them subject to the terms of the Stockholders Agreement in a manner so as to elect to Wynn Resorts' Board of Directors each of the nominees contained on each and every slate of directors endorsed by Mr. Wynn. As a result of this voting arrangement, Mr. Wynn, as a practical matter, exercises significant influence over the slate of directors to be elected to Wynn Resorts' Board of Directors. In addition, with stated exceptions, the Stockholders Agreement requires the written consent of the other party prior to any party selling any shares of the Wynn Resorts' common stock that it owns.

In June 2012, in connection with the pending litigation between Wynn Resorts and Aruze, Elaine P. Wynn submitted a cross claim against Mr. Wynn and Kazuo Okada seeking to void the Stockholders Agreement. The indentures governing the Company's indebtedness provide that if Mr. Wynn, together with certain related parties, in the aggregate beneficially owns a lesser percentage of the outstanding common stock of Wynn Resorts than is beneficially owned by any other person, a change of control will have occurred. If Elaine Wynn prevails in her cross claim, Stephen A. Wynn would not beneficially own or control Elaine Wynn's shares and a change in control may result under the Company's debt documents. For additional information on the cross claim, see Item 8—"Financial Statements and Supplementary Data," Note 5 "Long-Term Debt" and Note 9 "Commitments and Contingencies".

In November 2006, the Board of Directors of Wynn Resorts approved an amendment of its bylaws that exempts future acquisitions of shares of Wynn Resorts' common stock by either Mr. Wynn or Aruze from Nevada's acquisition of controlling interest statutes. In light of the determination by the Board of Directors on February 18, 2012 that each Aruze USA Inc., Universal Entertainment Corporation, and Mr. Kazuo Okada (collectively, the "Okada Parties") is an "Unsuitable Person" under the Company's articles of incorporation and the redemption and cancellation of Aruze's shares of Company common stock, our Fifth Amended and Restated Bylaws amended these provisions to delete the reference to Aruze and its affiliates. The Nevada acquisition of controlling interest statutes require stockholder approval in order to exercise voting rights in connection with any acquisition of a controlling interest in certain Nevada corporations unless the articles of incorporation or bylaws of the corporation in effect on the 10th day following the acquisition of a controlling interest by certain acquiring persons provide that these statutes do not apply to the corporation or to the acquisition specifically by types of existing or future stockholders. These statutes define a "controlling interest" as (i) one-fifth or more but less than one-third, (ii) one-third or more but less than a majority, or (iii) a majority or more, of the voting power in the election of directors. As a result of these bylaw provisions, Mr. Wynn or his affiliates may acquire ownership of outstanding voting shares of Wynn Resorts permitting him or them to exercise more than one-third but less than a majority, or a majority or more, of all of the voting power of Wynn Resorts in the election of directors, without requiring a resolution of the stockholders of Wynn Resorts granting voting rights in the control shares acquired.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Las Vegas Land

Wynn Las Vegas, located at the intersection of the Las Vegas Strip and Sands Avenue, occupies approximately 215 acres of land (of which approximately 140 acres comprise the Wynn Las Vegas golf course) fronting the Las Vegas Strip and utilizes approximately 18 additional acres across Sands Avenue, a portion of which is improved with an employee parking garage and approximately five acres adjacent to the golf course on which an office building is located. We lease the 140 acres on which the Wynn Las Vegas golf course is located.

Las Vegas Water Rights

We lease from Wynn Resorts, approximately 834 acre-feet of permitted and certificated water rights, which we currently use to irrigate the golf course. We also lease from Wynn Resorts approximately 151.5 acre-feet of permitted and certificated water rights for commercial use.

Item 3. Legal Proceedings

We are occasionally party to lawsuits. As with all litigation, no assurance can be provided as to the outcome of such matters and we note that litigation inherently involves significant costs. For more information regarding the Company's legal matters see Item 8—"Financial Statements and Supplementary Data," Note 9 "Commitments and Contingencies."

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

Holders

WLVH owns all of the membership interests in the Company as of the date of this filing.

Distributions

On June 26, 2015, the Company distributed $50 million in cash to Wynn Resorts, Limited. On July 7, 2015, the Company distributed $120 million in cash to Wynn Resorts, Limited.

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

Item 6. Selected Financial Data

The following financial information for each of the five years ended December 31, 2015, 2014, 2013, 2012 and 2011 has been derived from our consolidated financial statements. This selected consolidated financial data should be read together with Item 7—"Management's Discussion and Analysis of Financial Condition and Results of Operations," our consolidated financial statements and related notes and other information contained in this Annual Report on Form 10-K. Operating results for the periods presented are not indicative of the results that may be expected for future years.

	Years Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands)
Consolidated Statements of Operations Data:
Net revenues	$1,612,831	$1,637,826	$1,581,288	$1,487,606	$1,481,895
Pre-opening costs	—	4,250	—	—	—
Operating income	218,866	270,489	167,050	74,027	101,319
Net income (loss)	(85,622)	57,037	(96,283)	(154,496)	(95,632)

	As of December 31,
	2015	2014	2013	2012	2011
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$77,062	$266,360	$231,156	$148,415	$201,399
Construction in progress	12,294	5,971	4,619	2,518	6,368
Total assets	3,180,214	3,472,931	3,576,648	3,669,881	4,035,398
Total long-term obligations (1)	3,202,426	3,201,522	3,305,306	3,272,853	2,632,164
Member’s equity (deficit)	(292,780)	(39,950)	(22,801)	67,085	1,010,307

(1)	Includes long-term debt, long-term amounts due to affiliates, and other long-term liabilities.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K.

Overview

We are a developer, owner and operator of destination casino resorts (integrated resorts). We currently own and operate Wynn Las Vegas | Encore ("Wynn Las Vegas"), an integrated casino resort in Las Vegas, Nevada. Wynn Las Vegas, located at the intersection of the Las Vegas Strip and Sands Avenue, occupies approximately 215 acres of land (of which approximately 140 acres constitute the Wynn Las Vegas golf course) fronting the Las Vegas Strip, and utilizes approximately 18 additional acres across Sands Avenue, a portion of which is improved with an employee parking garage, and approximately five acres adjacent to the golf course on which an office building is located. We lease 140 acres where the golf course is located, along with related water rights, from Wynn Resorts.

Our integrated Las Vegas resort of Wynn Las Vegas and Encore at Wynn Las Vegas features approximately 186,000 square feet of casino space with 232 table games, 1,866 slot machines and two luxury hotel towers with a total of 4,748 guest rooms, suites and villas. Wynn Las Vegas | Encore includes 34 food and beverage outlets, approximately 99,000 square feet of retail space, approximately 290,000 square feet of meeting and convention space, an on-site 18 hole golf course, as well as two showrooms, three nightclubs and a beach club.

In response to our evaluation of our property and our commitment to creating a unique customer experience, we have made and expect to continue to make enhancements and refinements to this resort. In October 2015, we closed the Ferrari and Maserati automobile dealership inside Wynn Las Vegas. We have obtained the relevant approvals to transform the dealership and adjacent space into additional retail space. In November 2015, we completed the remodel of all guest rooms in our Encore hotel tower, completed the remodel of one of our restaurants and began the re-branding of one of our night clubs, which is scheduled for completion in April 2016.  In December 2015, we opened a 5,000 square-foot luxury lounge for gaming and entertainment in Encore.

Key Operating Measures

Certain key operating measures specific to the gaming industry are included in our discussion of the Company’s operational performance for the periods for which a Consolidated Statements of Comprehensive Income (Loss) is presented. Below are definitions of these key operating measures discussed:

•	Table drop is the amount of cash and net markers issued that are deposited in a gaming table’s drop box.

•	Table games win is the amount of drop that is retained and recorded as casino revenue.

•	Slot win is the amount of handle (representing the total amount wagered) that is retained and is recorded as casino revenue.

•
Average daily rate ("ADR") is calculated by dividing total room revenues including the retail value of promotional allowances (less service charges, if any) by total rooms occupied, including complimentary rooms.

•	Revenue per available room ("REVPAR") is calculated by dividing total room revenues including the retail value of promotional allowances (less service charges, if any) by total rooms available.

•	Occupancy is calculated by dividing total occupied rooms including complimentary rooms by the total rooms available.

Results of Operations

Summary Annual Results

The following table summarizes our financial results for the periods presented (in thousands).

	Years Ended December 31,
	2015	2014	2013
Net revenues	$1,612,831	$1,637,826	$1,581,288
Net income (loss)	$(85,622)	$57,037	$(96,283)
Adjusted Property EBITDA	$477,166	$515,196	$486,682

During the year ended December 31, 2015, we experienced a net loss of $85.6 million, compared to net income of $57.0 million for the same period of 2014. The change was mainly attributable to $126.3 million in losses on the extinguishment of debt for the purchase of first mortgage notes due 2020 pursuant to a cash tender offer and subsequent redemption of untendered notes and reduction in operating income, offset by impact from financing activities in the current year on our interest expense.

During the year ended December 31, 2014, net income was $57.0 million, compared to a net loss of $96.3 million for the same period of 2014 due to increases in non-casino revenues, operating margin improvement driven by a 26.8% reduction in depreciation and amortization expense and the impact from financing activities in 2013 on a reduction in non-operating expenses.

Adjusted Property EBITDA of $477.2 million for the year ended December 31, 2015 was a decline of 7.4% from the same period of 2014 primarily due to a decline in casino revenues. Adjusted Property EBITDA increased year-over-year by 5.9% for the year ended December 31, 2014 driven by our non-casino revenue performance.

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

Financial results for the year ended December 31, 2015 compared to the year ended December 31, 2014.

Net revenues

The following table presents net revenues from our casino revenues and non-casino revenues (in thousands).

	Years Ended December 31,
	2015	2014	Percent Change
Net revenues
Casino revenues	$619,494	$687,440	(9.9)
Non-casino revenues	993,337	950,386	4.5
	$1,612,831	$1,637,826	(1.5)

The percentage of our net revenues from non-casino revenues was 61.6% for the year ended December 31, 2015 compared to 58.0% for the same period of 2014. Casino revenues were 38.4% of total net revenues for the year ended December 31, 2015 compared to 42.0% of total net revenues for the same period of 2014. The increase in non-casino revenues as a percentage of total net revenues reflects performance of non-gaming amenities, such as our nightclubs and continued high occupancy and use of our facilities.

Casino revenues

Casino revenues decreased from $687.4 million for the year ended December 31, 2014, compared to $619.5 million for the year ended December 31, 2015. The decrease in casino revenues is primarily attributable to a 19.4% decrease in table drop, primarily from international customers, partially offset by a 10.8% increase in slot machine win driven by a higher slot win percentage.

The table below sets forth our casino revenues and associated key operating measures related to our operations (dollars in thousands except for win per unit per day).

	Years Ended December 31,
	2015	2014	Increase/ (Decrease)	Percent Change
Total casino revenues	$619,494	$687,440	$(67,946)	(9.9)
Average number of table games	232	232	—	—
Drop	$2,060,189	$2,556,452	$(496,263)	(19.4)
Table games win	$490,920	$623,968	$(133,048)	(21.3)
Table games win %	23.8%	24.4%	(0.6)
Table games win per unit per day	$5,786	$7,354	$(1,568)	(21.3)

Average number of slot machines	1,866	1,858	8	0.4
Slot machine handle	$2,969,327	$3,008,563	$(39,236)	(1.3)
Slot machine win	$206,626	$186,458	$20,168	10.8
Slot machine win per unit per day	$303	$275	$28	10.2

Non-casino revenues

Non-casino revenues increased 4.5%, or $43.0 million, to $993.3 million for the year ended December 31, 2015, from $950.4 million for the same period of 2014 with increases in all non-casino gross revenue line items.

Room revenues increased 1.0%, or $4.2 million, to $413.2 million for the year ended December 31, 2015, from $409.0 million for the same period of 2014, due to 4.0% increase in ADR, partially offset by the impact of a 1.7 percentage point decrease in occupancy.

The table below sets forth our room revenues and associated key operating measures related to our operations.

	Years Ended December 31,
	2015	2014	Percent Change (a)
Total room revenues (in thousands)	$413,152	$408,981	1.0
Occupancy	85.2%	86.9%	(1.7)
ADR	$285	$274	4.0
REVPAR	$243	$238	2.1
(a) Except occupancy, which is presented as a percentage point change.

Food and beverage revenues increased 3.2%, or $16.4 million, to $520.2 million for the year ended December 31, 2015, compared to $503.8 million for the same period of 2014, mainly due to increases in revenues at our nightclubs and an increase in revenues from catering and banquets.

Entertainment, retail and other revenues increased 2.4%, or $5.6 million, to $233.7 million for the year ended December 31, 2015, compared to $228.1 million for the same period of 2014, primarily as a result of the opening of Steve Wynn's ShowStoppers in December 2014.

Promotional allowances decreased 8.9%, or $16.9 million, to $173.7 million for the year ended December 31, 2015, from $190.5 million for the same period of 2014, primarily as a result of less complimentaries due to the decrease in table drop.

Operating costs and expenses

Operating costs and expenses increased 1.9%, or $26.6 million, to $1,394.0 million for the year ended December 31, 2015, compared to $1,367.3 million for the same period of 2014.

Casino expenses decreased 6.2%, or $19.4 million, to $291.7 million for the year ended December 31, 2015, compared to $311.1 million for the same period of 2014, primarily due to a decrease in gaming tax and other expenses associated with the casino revenue decrease.

Food and beverage expense increased 6.8%, or $21.8 million, to $339.8 million for the year ended December 31, 2015 from $318.0 million for the same period of 2014. The increase in food and beverage expense is primarily a result of higher costs in the current period for entertainment at our nightclubs.

Entertainment, retail and other expenses increased 5.8%, or $7.5 million, to $136.7 million for the year ended December 31, 2015, from $129.3 million for the same period of 2014, primarily attributable to costs associated with Steve Wynn's ShowStoppers, which opened in December 2014.

General and administrative expense decreased 3.4%, or $8.6 million, to $246.1 million for the year ended December 31, 2015 from $254.6 million for the same period of 2014, primarily attributable to a decrease in corporate allocations, partially offset by increased advertising expenses.

Provision for doubtful accounts was $2.9 million for the year ended December 31, 2015, compared to $7.1 million for the same period of 2014. The change in the provision was due to the decrease in table drop as well as the historical collection patterns and current collection trends, including a specific review of customer accounts, on our estimated allowance for the respective periods.

Management and license fees increased 90.5%, or $22.3 million, to $46.8 million for the year ended December 31, 2015, from $24.6 million for the same period of 2014. In February 2015, the Company began incurring fees associated with its license agreement with Wynn Resorts and a wholly owned subsidiary of Wynn Resorts for use of certain intellectual property. The license agreement resulted in additional fees of $22.6 million for the year ended December 31, 2015, which were not experienced in the prior year.

Property charges and other expense was $3.5 million for the year ended December 31, 2015, compared to $(4.9) million for the same period in 2014. For the year ended December 31, 2015, property charges and other expense primarily consisted of miscellaneous renovations and abandonments at our resort, while in the same period of 2014 we experienced a gain related to the sale of an aircraft.

Non-operating income and expenses

Interest expense decreased 11.9%, or $24.4 million, to $180.0 million for the year ended December 31, 2015, compared to $204.3 million for the year ended December 31, 2014. In February 2015, we issued $1.8 billion of 5 1/2% senior notes due 2025 and used the proceeds for the purchase of $305.8 million of 7 7/8% first mortgage notes due 2020 and $1,146.5 million of 7 3/4% first mortgage notes due 2020 pursuant to a cash tender offer. In May 2015, we redeemed the remaining $71.1 million principal amount of the untendered 7 7/8% first mortgage notes due 2020 and in August 2015 redeemed the remaining $80.1 million principal amount of the untendered 7 3/4% first mortgage notes due 2020. As a result of these financing activities, our weighted average interest rate was lower for the year ended December 31, 2015, compared to the same period of 2014.

We incurred a loss of $126.3 million on the extinguishment of debt for the year ended December 31, 2015, compared to a loss of $9.6 million for the same period of 2014. During the year ended December 31, 2015, the loss was in connection with the cash tender offer and subsequent redemption of untendered 7 7/8% first mortgage notes due 2020 and 7 3/4% first mortgage notes due 2020. We incurred a loss associated with the premium paid and the write-off of related unamortized deferred financing costs and original issue discount. During the year ended December 31, 2014, the loss was for the premium paid on first mortgage notes due 2020 through open market transactions and the write-off of related unamortized deferred financing costs and original issue discount.

Financial results for the year ended December 31, 2014 compared to the year ended December 31, 2013.

Net revenues

The following table presents net revenues from our casino revenues and non-casino revenues (in thousands).

	Years Ended December 31,
	2014	2013	Percent Change
Net revenues
Casino revenues	$687,440	$682,787	0.7
Non-casino revenues	950,386	898,501	5.8
	$1,637,826	$1,581,288	3.6

The percentage of our net revenues from non-casino revenues was 58.0% for the year ended December 31, 2014, compared to 56.8% for the same period of 2013. Casino revenues were 42.0% of total net revenues for the year ended December 31, 2014, compared to 43.2% of total net revenues for the same period of 2013.

Casino revenues

Casino revenues increased slightly from $682.8 million for the year ended December 31, 2013, compared to $687.4 million for the year ended December 31, 2014. The increase in casino revenue is primarily attributable to the increase in slot machine win, partially offset by a reduction in table games, revenue, net of discounts.

The table below sets forth our casino revenues and associated key operating measures related to our operations (dollars in thousands, except for win per unit per day).

	Years Ended December 31,
	2014	2013	Increase/ (Decrease)	Percent Change
Total casino revenues	$687,440	$682,787	$4,653	0.7
Average number of table games	232	233	(1)	(0.4)
Table drop	$2,556,452	$2,617,634	$(61,182)	(2.3)
Table games win	$623,968	$657,927	$(33,959)	(5.2)
Table games win %	24.4%	25.1%	(0.7)
Table games win per unit per day	$7,354	$7,729	$(375)	(4.9)

Average number of slot machines	1,858	2,030	(172)	(8.5)
Slot machine handle	$3,008,563	$2,874,646	$133,917	4.7
Slot machine win	$186,458	$177,452	$9,006	5.1
Slot machine win per unit per day	$275	$239	$36	15.1

Non-casino revenues

Non-casino revenues increased 5.8%, or $51.9 million, to $950.4 million for the year ended December 31, 2014, from $898.5 million for the same period of 2013 mainly from an 8.3% increase in room revenues, a 3.0% increase in food and beverage revenues and a 3.5% increase in entertainment, retail and other revenues.

Room revenues increased 8.3%, or $31.4 million, to $409.0 million for the year ended December 31, 2014, from $377.6 million for the same period of 2013 driven by a 6.2% increase in ADR and an occupancy increase of 2.3 percentage points from 84.6% to 86.9%.

The table below sets forth our room revenues and associated key operating measures related to our operations.

	Years Ended December 31,
	2014	2013	Percent Change (a)
Total room revenues (in thousands)	$408,981	$377,592	8.3
Occupancy	86.9%	84.6%	2.3
ADR	$274	$258	6.2
REVPAR	$238	$218	9.2
(a) Except occupancy, which is presented as a percentage point change.

Food and beverage revenues increased 3.0%, or $14.8 million, to $503.8 million for the year ended December 31, 2014, compared to $489.1 million for the same period of 2013 primarily due to an increase in revenue from restaurants.

Entertainment, retail and other revenues increased 3.5%, or $7.7 million, to $228.1 million for the year ended December 31, 2014, compared to $220.4 million for the same period of 2013 as a result of increased revenues in retail and other resort services.

Operating costs and expenses

Operating costs and expenses decreased 3.3%, or $46.9 million, to $1,367.3 million for the year ended December 31, 2014, compared to $1,414.2 million for the same period of 2013. The reduction in our operating costs and expenses was primarily a result of decreases in our depreciation and amortization expense and property charges and other, offset by increases in rooms expense, general and administrative expense and food and beverage expense.

Casino expenses decreased 1.5%, or $4.7 million, to $311.1 million for the year ended December 31, 2014, compared to $315.8 million for the same period of 2013 mainly due to a reduction in the cost of complementaries and other casino expenses.

Room expense increased 11.0%, or $14.3 million, to $143.9 million for the year ended December 31, 2014 from $129.6 million for the same period of 2013. The increase in rooms expense was due to certain rooms expense incurred to maintain a premium guest experience and expenses associated with the increase in occupancy over the prior year.

Food and beverage expense increased 3.3%, or $10.0 million, to $318.0 million for the year ended December 31, 2014, from $308.0 million for the same period of 2013. The increase in food and beverage expense is primarily a result of higher costs in the current period for entertainment at our nightclubs.

General and administrative expense increased 4.7%, or $11.5 million, to $254.6 million for the year ended December 31, 2014, from $243.1 million for the same period of 2013 primarily attributable to an increase in corporate allocations and other administrative expenses.

Depreciation and amortization expense decreased 26.8%, or $65.7 million, to $179.4 million for the year ended December 31, 2014 from $245.1 million for the same period of 2013. This significant decrease was primarily due to certain Encore assets with a five-year useful life becoming fully depreciated at the end of 2013.

We incurred pre-opening costs of $4.3 million for the year ended December 31, 2014 in connection with a developed theatrical production prior to its opening in December 2014.

Property charges and other were $(4.9) million for the year ended December 31, 2014, compared to $12.2 million for the same period in 2013. Property charges and other for the year ended December 31, 2014 included a gain related to the sale of an aircraft partially offset by miscellaneous renovations and abandonments at our resort. Property charges and other for the year ended December 31, 2013 included the termination of a contract, miscellaneous renovations and abandonments at our resort and entertainment development costs.

Non-operating income and expenses

Interest expense decreased 8.4%, or $18.8 million, to $204.3 million for the year ended December 31, 2014, compared to $223.2 million for the year ended December 31, 2013. During 2013, we completed a principal repayment of $500 million 7 7/8% first mortgage notes through a cash tender offer and redemption of untendered notes and issued $500 million 4 1/4% senior notes. In addition, our interest expense associated with our first mortgage notes reduced year-over-year as a result of open market repurchases we made during 2014. These financing activities resulted in a lower weighted average interest rate for the year ended December 31, 2014 compared to the same period of 2013.

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

Adjusted Property EBITDA

We use Adjusted Property EBITDA to manage the operating results of our resort. Adjusted Property EBITDA is net income before interest, taxes, depreciation, amortization, pre-opening costs, property charges and other, management and license fees, corporate expenses and other, intercompany golf course and water rights leases, stock-based compensation, loss on extinguishment of debt, and other non-operating income and expenses and includes equity in income (loss) from unconsolidated affiliates. Adjusted Property EBITDA is presented exclusively as a supplemental disclosure because we believe that it is widely used to measure the performance, and as a basis for valuation, of gaming companies. We use Adjusted Property EBITDA as a measure of the operating performance of our resort and comparison with competitors. We also present Adjusted Property EBITDA because it is used by some investors as a way to measure a company's ability to incur and service debt, make capital expenditures and meet working capital requirements. Gaming companies have historically reported EBITDA as a supplement to financial measures in accordance with U.S. generally accepted accounting principles ("GAAP"). In order to view the operations of their casinos on a more stand-alone basis, gaming companies, including us, have historically excluded from their EBITDA calculations pre-opening expenses, property charges, corporate expenses and stock-based compensation that do not relate to the management of specific casino properties. However, Adjusted Property EBITDA should not be considered as an alternative to operating income as an indicator of our performance, as an alternative to cash flows from operating activities as a measure of liquidity, or as an alternative to any other measure determined in accordance with GAAP. Unlike measures of net income, Adjusted Property EBITDA does not include depreciation or interest expense and therefore does not reflect current or future capital expenditures or the cost of capital. We have significant uses of cash flows, including capital expenditures, interest payments, debt principal repayments, taxes and other non-recurring charges, which are not reflected in Adjusted Property EBITDA. Also, our calculation of Adjusted Property EBITDA may be different from the calculation methods used by other companies and, therefore, comparability may be limited.

The following table presents a reconciliation of Adjusted Property EBITDA to net income (loss) (in thousands):

	Years Ended December 31,
	2015	2014	2013
Adjusted Property EBITDA	$477,166	$515,196	$486,682
Other operating costs and expenses
Pre-opening costs	—	4,250	—
Depreciation and amortization	181,981	179,394	245,119
Property charges and other	3,480	(4,915)	12,162
Management and license fees	46,835	24,580	23,721
Corporate expenses and other	21,469	36,621	32,026
Stock-based compensation	2,792	4,342	6,397
Equity in income from unconsolidated affiliates	1,743	435	207
Total	258,300	244,707	319,632
Operating income	218,866	270,489	167,050
Non-operating income and expenses
Interest income	11	27	80
Interest expense	(179,965)	(204,345)	(223,185)
Loss on extinguishment of debt	(126,277)	(9,569)	(40,435)
Equity in income from unconsolidated affiliates	1,743	435	207
Total	(304,488)	(213,452)	(263,333)
Net income (loss)	$(85,622)	$57,037	$(96,283)

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

Net cash provided by operations for the year ended December 31, 2015 was $24.2 million compared to $279.0 million provided by operations for the year ended December 31, 2014. During the year ended December 31, 2015, we paid $216.7 million in accrued management fees to Wynn Resorts as we no longer are subject to certain restrictive covenants under the 2020 indentures. These payments were partially offset by changes in ordinary working capital accounts. During the year ended December 31, 2014, our cash provided by operations was primarily from stronger casino operating results and changes in ordinary working capital accounts.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2015 was $107.5 million, compared to $29.6 million used in investing activities for the year ended December 31, 2014 and primarily consisted of capital expenditures associated with general property maintenance and the remodel of guest rooms in our Encore hotel tower.

Net cash used in investing activities for the year ended December 31, 2014 was $29.6 million, compared to $72.8 million used in investing activities for the year ended December 31, 2013. The majority of cash used in both years was for capital expenditures related to general property maintenance with net cash used in 2014, partially offset by $29.8 million in proceeds primarily from the sale of an aircraft.

Financing Activities

Net cash used in financing activities was $106.0 million for the year ended December 31, 2015. During the year ended December 31, 2015, we issued $1.8 billion of 5 1/2% senior notes due 2025 with proceeds used for the purchase of $1.6 billion of our first mortgage notes due 2020 pursuant to a cash tender offer and subsequent redemptions of untendered notes. During the year ended December 31, 2015, the proceeds from the issuance were partially offset by payments of financing costs of $132.4 million and distributions to Wynn Resorts of $170.0 million.

Net cash used in financing activities was $214.3 million for the year ended December 31, 2014, primarily attributable to the repurchase of $98.4 million in principal plus interest of our first mortgage notes through open market transactions, cash distribution of $74.9 million to Wynn Resorts, Limited and $32.6 million for the repayment of the remaining principal amount and accrued interest on a note payable secured by an aircraft.

Net cash used in financing activities of $34.2 million for the year ended December 31, 2013 was primarily for long-term debt principal payments of $501.4 million on long-term debt and payments of financing costs of $32.8 million, offset by proceeds of $500.0 million from the issuance of senior notes.

Capital Resources

At December 31, 2015, we had approximately $77.1 million of cash and cash equivalents available for use without restriction, including for operations, debt service and extinguishment, new development activities, enhancements to our property and general corporate purposes. We require a certain amount of cash on hand for operations. We expect to meet our current debt maturities and planned capital expenditure requirements with future anticipated cash flow from operations and our existing cash balances.

Debt

Our debt consists of first mortgage notes and senior notes.

The first mortgage notes (the "2022 Notes") were issued by Wynn Las Vegas, LLC and Wynn Las Vegas Capital Corp., an indirect wholly owned subsidiary of Wynn Resorts, Limited (together, the "Issuers"). The 2022 Notes are senior obligations of the Issuers and are unsecured (except by the first priority pledge by Wynn Las Vegas Holdings, LLC of its equity interests in Wynn Las Vegas, LLC (the "Holdings pledge")). These issuances rank pari passu in right of payment with the 2023 Notes and the 2025 Notes (defined below) and are not guaranteed by any of our subsidiaries. If the Issuers undergo a change of control (as defined in the applicable indenture), they must offer to repurchase the first mortgage notes at 101% of the principal amount, plus accrued and unpaid interest. The indentures governing the first mortgage notes contain customary negative covenants and financial covenants, including, but not limited to, covenants that restrict Wynn Las Vegas, LLC's ability to: pay dividends or distributions or repurchase equity; incur additional debt; make investments; create liens on assets to secure debt; enter into transactions with affiliates; enter into sale-leaseback transactions; merge or consolidate with another company; and transfer and sell assets or create dividend and other payment restrictions affecting subsidiaries.

In May 2013, the Issuers completed the issuance of $500 million aggregate principal amount of 4 1/4% Senior Notes due 2023 (the "2023 Notes") pursuant to an indenture, dated as of May 22, 2013 (the "2023 Indenture"), among the Issuers, the Guarantors (as defined below) and U.S. Bank National Association, as trustee.

The 2023 Notes will mature on May 30, 2023 and bear interest at the rate of 4 1/4% per annum. The Issuers may, at their option, redeem the 2023 Notes, in whole or in part, at any time or from time to time prior to their stated maturity. The redemption price for 2023 Notes that are redeemed before February 28, 2023 will include a make-whole premium. The 2023 Notes are also subject to mandatory redemption requirements imposed by gaming laws and regulations of gaming authorities in Nevada.

The 2023 Notes are the Issuers' senior unsecured obligations and rank pari passu in right of payment with the Issuers’ first mortgage notes and 2025 Notes (as defined below). The 2023 Notes are unsecured (except by the Holdings pledge). The Holdings pledge also secures the first mortgage notes and the 2025 Notes. If Wynn Resorts, Limited receives an investment grade rating from one or more ratings agencies, the first priority pledge securing the 2023 Notes will be released.

The 2023 Notes are jointly and severally guaranteed by all of the Issuers' subsidiaries, other than Wynn Las Vegas Capital Corp. which was a co-issuer (the "Guarantors"). The guarantees are senior unsecured obligations of the Guarantors and rank senior in right of payment to all of their existing and future subordinated debt. The guarantees rank equally in right of payment with all existing and future liabilities of the Guarantors that are not so subordinated and will be effectively subordinated in right of payment to all of such Guarantors’ existing and future secured debt (to the extent of the collateral securing such debt).

The 2023 Indenture contains covenants limiting the Issuers' and the Guarantors' ability to create liens on assets to secure debt; enter into sale-leaseback transactions; and merge or consolidate with another company. These covenants are subject to a number of important and significant limitations, qualifications and exceptions.

On February 18, 2015, the Issuers completed the issuance of $1.8 billion aggregate principal amount of 5 1/2% Senior Notes due March 1, 2025 (the "2025 Notes") pursuant to an indenture, dated as of February 18, 2015 (the "2025 Indenture"), among the Issuers, Guarantors and U.S. Bank National Association, as trustee.
The 2025 Notes will mature on March 1, 2025 and bear interest at the rate of 5 1/2% per annum. The Issuers may, at their option, redeem the 2025 Notes, in whole or in part, at any time or from time to time prior to their stated maturity. The redemption price for 2025 Notes that are redeemed before December 1, 2024 will be equal to the greater of (a) 100% of the principal amount of the 2025 Notes to be redeemed and (b) a "make-whole" amount described in the 2025 Indenture, plus in either case accrued and unpaid interest, if any, to, but not including, the redemption date. The redemption price for the 2025 Notes that are redeemed on or after December 1, 2024 will be equal to 100% of the principal amount of the 2025 Notes to be redeemed, plus accrued and unpaid interest, if any, to, but not including, the redemption date. In the event of a change of control triggering event, the Issuers will be required to offer to repurchase the 2025 Notes at 101% of the principal amount, plus accrued and unpaid interest, if any, to, but not including, the repurchase date. The 2025 Notes also are subject to mandatory redemption requirements imposed by gaming laws and regulations of gaming authorities in Nevada.
The 2025 Notes are the Issuers' senior unsecured obligations and rank pari passu in right of payment with the Issuers' 2022 Notes and 2023 Notes (together, the "Existing Notes"). The 2025 Notes are unsecured (except by the Holding pledge). The equity interests in Wynn Las Vegas also secure the Existing Notes. If Wynn Resorts, Limited receives an investment grade rating from one or more ratings agencies, the first priority pledge securing the 2025 Notes will be released.
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
The 2025 Indenture contains covenants limiting the Issuers' and Guarantors' ability to create liens on assets to secure debt; enter into sale-leaseback transactions; and merge or consolidate with another company. These covenants are subject to a number of important and significant limitations, qualifications and exceptions.
Events of default under the 2025 Indenture include, among others, the following: default for 30 days in the payment when due of interest on the 2025 Notes; default in payment when due of the principal of, or premium, if any, on the 2025 Notes; failure to comply with certain covenants in the 2025 Indenture; and certain events of bankruptcy or insolvency. In the case of an event of default arising from certain events of bankruptcy or insolvency with respect to the Issuers or Issuers' subsidiaries (as guarantors), other than Wynn Las Vegas Capital Corp., all 2025 Notes then outstanding will become due and payable immediately without further action or notice.

Off-Balance Sheet Arrangements

We have not entered into any transactions with special purpose entities nor do we engage in any derivatives except for interest rate swaps entered into in the past to manage interest rate risk associated with variable rate borrowings. We do not have any retained or contingent interest in assets transferred to an unconsolidated entity. At December 31, 2015, we had outstanding letters of credit totaling $11.7 million.

Contractual Obligations and Commitments

The following table summarizes our scheduled contractual commitments at December 31, 2015 (dollars in millions):

	Payments Due By Period
	Less Than 1 Year	1 to 3 Years	4 to 5 Years	After 5 Years	Total
Long-term debt obligations	$—	$—	$—	$3,200.0	$3,200.0
Fixed interest payments	168.6	337.3	337.3	522.3	1,365.4
Operating leases	2.0	6.4	5.3	9.7	23.4
Construction contracts and commitments	25.2	—	—	—	25.2
Employment agreements	30.9	28.3	1.5	—	60.8
Other (1)	52.5	27.2	—	—	79.7
Total commitments	$279.2	$399.2	$344.1	$3,732.0	$4,754.5

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

Legal proceedings in which we are involved also may impact our liquidity. No assurance can be provided as to the outcome of such proceedings. In addition, litigation inherently involves significant costs. For information regarding legal proceedings, see Item 8— "Financial Statements and Supplementary Data," Note 9 "Commitments and Contingencies".

Wynn America, LLC (“Wynn America”), an indirect wholly owned subsidiary of Wynn Resorts, Limited, was created in September 2014 in connection with a senior secured credit facility. Wynn America has agreed to use commercially reasonable efforts to cause a series of corporate restructurings and related transactions, including receipt of gaming approvals from relevant gaming authorities, pursuant to which we will become subsidiaries of Wynn Las Vegas Holdings, LLC, a direct subsidiary of Wynn America (the "Reorganization"). On September 1, 2015, Wynn Resorts Holdings, LLC transferred its equity interest in Wynn Las Vegas, LLC and effectuated the Reorganization. Upon the consummation of the Reorganization, we became restricted subsidiaries under Wynn America’s credit facilities and became obligated to guarantee the obligations of Wynn America to such extent as may be permitted by any of our existing senior secured notes.

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

Critical Accounting Policies and Estimates

Management's discussion and analysis of our results of operations and liquidity and capital resources are based on our consolidated financial statements. Our consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America. A summary of our significant accounting policies are presented in Item 8—"Financial Statements and Supplementary Data", Note 2 "Summary of Significant Accounting Policies." Certain of our accounting policies require management to apply significant judgment in defining the appropriate assumptions integral to financial estimates. On an ongoing basis, management evaluates those estimates, including those relating to the estimated lives of depreciable assets, asset impairment, allowances for doubtful accounts, accruals for customer loyalty programs, contingencies, litigation and other items. Judgments are based on historical experience, terms of existing contracts, industry trends and information available from outside sources, as appropriate. However, by their nature, judgments are subject to an inherent degree of uncertainty, and therefore actual results could differ from our estimates.

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

We also evaluate our property and equipment and other long-lived assets for impairment in accordance with applicable accounting standards. For assets to be disposed of, we recognize the asset at the lower of carrying value or fair market value less costs of disposal, as estimated based on comparable asset sales, solicited offers, or a discounted cash flow model. For assets to be held and used, we review for impairment whenever indicators of impairment exist. In reviewing for impairment we compare the estimated future cash flows of the asset, on an undiscounted basis, to the carrying value of the asset. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, an impairment is recorded based on the fair value of the asset, typically measured using a discounted cash flow model. If an asset is still under development, future cash flows include remaining construction costs. All recognized impairment losses, whether for assets to be disposed of or assets to be held and used, are recorded as operating expenses.

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

As of both December 31, 2015 and 2014, 80.1% of our casino accounts receivable were owed by customers from foreign countries, primarily in Asia. The collectability of markers given by foreign customers is affected by a number of factors including changes in currency exchange rates and economic conditions in the customers' home countries.

We regularly evaluate our reserve for bad debts based on a specific review of customer accounts as well as management's prior experience with collection trends in the casino industry and current economic and business conditions. In determining our allowance for estimated doubtful accounts receivable, we apply loss factors based on historical marker collection history to aged account balances and we specifically analyze the collectability of each account with a balance over a specified dollar amount, based upon the age, the customer's financial condition, collection history and any other known information.

The following table presents key statistics related to our casino accounts receivables (dollars in thousands):

	December 31,
	2015	2014
Casino accounts receivable	$116,723	$185,071
Allowance for doubtful casino accounts receivable	$37,723	$54,203
Allowance as a percentage of casino accounts receivable	32.3%	29.3%
Percentage of casino accounts receivable outstanding over 180 days	37.5%	31.9%

Our reserve for doubtful casino accounts receivable is based on our estimates of amounts collectible and depends on the risk assessments and judgments by management regarding realizability, the state of the economy and our credit policy.

At December 31, 2015, a 100 basis-point change in the allowance for doubtful accounts as a percentage of casino accounts receivable would change the provision for doubtful accounts by approximately $1.2 million.

As our customer payment experience evolves, we will continue to refine our estimated reserve for bad debts. Accordingly, the associated provision for doubtful accounts expense may fluctuate. Because individual customer account balances can be significant, the reserve and the provision can change significantly between periods, as we become aware of additional information about a customer or as changes occur in a region's economy or legal system.

Wynn Resorts' Equity Instruments Issued to Employees—Stock-Based Compensation

Accounting standards for stock-based payments establish standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services or incurs a liability in exchange for goods and services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. It requires an entity to measure the costs of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and recognize that cost over the service period. We use the Black-Scholes valuation model to value the equity instruments we issue. The Black-Scholes valuation model uses assumptions of expected volatility, risk-free interest rates, the expected term of options granted, and expected rates of dividends. Management determines these assumptions by reviewing current market rates, making industry comparisons and reviewing conditions relevant to our Company.

The expected volatility and expected term assumptions can significantly impact the fair value of stock options. We believe that the valuation techniques and the approach utilized to develop our assumptions are reasonable in calculating the fair value of the options granted by Wynn Resorts. We estimate the expected stock price volatility using a combination of implied and historical factors related to our stock price in accordance with applicable accounting standards. As the Wynn Resorts stock price fluctuates, this estimate will change. A hypothetical 10% change in the volatility assumption for options granted in 2014 would not have a material effect on the change in fair value. Expected term represents the estimated average time between the option's grant date and its exercise date. A hypothetical 10% change in the expected term assumption for options granted in 2014 would not have a material effect on the change in fair value. These assumed changes in fair value would have been recognized over the vesting schedule of such awards.

Accounting standards also require the classification of stock compensation expense in the same financial statement line items as cash compensation, and therefore impacts our departmental expenses (and related operating margins), pre-opening costs and construction in progress for our development projects, and our general and administrative expenses (including corporate expenses).

Recently Issued Accounting Standards

See related disclosure at Item 8—"Financial Statements and Supplementary Data," Note 2 "Summary of Significant Accounting Policies."

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices.

Interest Rate Risks

We had $3.2 billion of fixed-rate debt outstanding as of December 31, 2015. As a result of all of our debt outstanding being based on fixed rates, we currently do not have exposure from adverse changes in market rates.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Member of Wynn Las Vegas, LLC and subsidiaries:

We have audited the accompanying consolidated balance sheets of Wynn Las Vegas, LLC and subsidiaries (the "Company") as of December 31, 2015 and 2014, and the related consolidated statements of comprehensive income (loss), member’s deficit, and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the index at Item 15(a)2. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Wynn Las Vegas, LLC and subsidiaries at December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP
Las Vegas, Nevada
February 29, 2016

WYNN LAS VEGAS, LLC AND SUBSIDIARIES
(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$77,062	$266,360
Receivables, net	119,356	163,006
Inventories	51,293	48,249
Prepaid expenses and other	29,162	32,925
Total current assets	276,873	510,540
Property and equipment, net	2,825,239	2,892,929
Intangible assets, net	1,387	1,399
Deferred financing costs, net	34,501	30,256
Deposits and other assets	41,487	33,855
Investment in unconsolidated affiliates	727	3,952
Total assets	$3,180,214	$3,472,931
LIABILITIES AND MEMBER’S DEFICIT
Current liabilities:
Accounts payable	$42,992	$42,783
Customer deposits	84,094	108,432
Gaming taxes payable	11,610	13,697
Accrued compensation and benefits	52,312	50,751
Accrued interest	48,939	56,536
Other accrued liabilities	23,290	24,850
Due to affiliates, net	7,331	14,310
Total current liabilities	270,568	311,359
Long-term debt	3,200,000	3,001,963
Due to affiliates, net	—	194,646
Other long-term liabilities	2,426	4,913
Total liabilities	3,472,994	3,512,881
Commitments and contingencies (Note 9)
Member’s deficit:
Contributed capital	957,138	1,124,346
Accumulated deficit	(1,249,918)	(1,164,296)
Total member’s deficit	(292,780)	(39,950)
Total liabilities and member’s deficit	$3,180,214	$3,472,931

The accompanying notes are an integral part of these consolidated financial statements.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES
(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Years Ended December 31,
	2015	2014	2013
Operating revenues:
Casino	$619,494	$687,440	$682,787
Rooms	413,152	408,981	377,592
Food and beverage	520,187	503,829	489,063
Entertainment, retail and other	233,674	228,115	220,386
Gross revenues	1,786,507	1,828,365	1,769,828
Less: promotional allowances	(173,676)	(190,539)	(188,540)
Net revenues	1,612,831	1,637,826	1,581,288
Operating costs and expenses:
Casino	291,710	311,093	315,815
Rooms	144,439	143,937	129,619
Food and beverage	339,764	317,988	307,958
Entertainment, retail and other	136,746	129,278	129,203
General and administrative	246,073	254,638	243,107
Provision for doubtful accounts	2,937	7,094	7,534
Management and license fees	46,835	24,580	23,721
Pre-opening costs	—	4,250	—
Depreciation and amortization	181,981	179,394	245,119
Property charges and other	3,480	(4,915)	12,162
Total operating costs and expenses	1,393,965	1,367,337	1,414,238
Operating income	218,866	270,489	167,050
Other income (expense):
Interest income	11	27	80
Interest expense	(179,965)	(204,345)	(223,185)
Loss on extinguishment of debt	(126,277)	(9,569)	(40,435)
Equity in income from unconsolidated affiliates	1,743	435	207
Other income (expense), net	(304,488)	(213,452)	(263,333)
Net income (loss)	(85,622)	57,037	(96,283)
Other comprehensive income	—	—	—
Total comprehensive income (loss)	$(85,622)	$57,037	$(96,283)

The accompanying notes are an integral part of these consolidated financial statements.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES
(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)
CONSOLIDATED STATEMENTS OF MEMBER’S DEFICIT
(in thousands)

Balance at January 1, 2013	$67,085
Net loss	(96,283)
Parent company stock-based compensation	6,397
Balance at December 31, 2013	(22,801)
Net income	57,037
Parent company stock-based compensation	4,342
Distributions to Wynn Resorts, Limited	(78,528)
Balance at December 31, 2014	(39,950)
Net loss	(85,622)
Parent company stock-based compensation	2,792
Distributions to Wynn Resorts, Limited	(170,000)
Balance at December 31, 2015	$(292,780)

The accompanying notes are an integral part of these consolidated financial statements.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES
(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net income (loss)	$(85,622)	$57,037	$(96,283)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	181,981	179,394	245,119
Stock-based compensation expense	2,792	4,342	6,397
Amortization and write-off of deferred financing costs and other	3,221	7,721	9,553
Loss on extinguishment of debt	126,277	9,569	40,435
Provision for doubtful accounts	2,937	7,094	7,534
Property charges and other	3,470	(5,048)	2,613
Equity in income (loss) of unconsolidated affiliates, net of distributions	1,324	(172)	138
Increase (decrease) in cash from changes in:
Receivables, net	40,713	(1,381)	(13,493)
Inventories and prepaid expenses and other	(4,693)	(3,287)	(8,822)
Accounts payable and accrued expenses	(34,075)	9,753	(7,014)
Due to affiliates, net	(214,097)	14,021	3,622
Net cash provided by operating activities	24,228	279,043	189,799
Cash flows from investing activities:
Capital expenditures, net of construction payables and retention	(117,011)	(62,535)	(64,954)
Return of investment in unconsolidated affiliates	1,901	—	—
Purchase of other assets	(2,901)	(8,855)	(1,265)
Due to affiliates, net	7,465	12,039	(6,797)
Proceeds from sale of assets	3,031	29,787	187
Net cash used in investing activities	(107,515)	(29,564)	(72,829)
Cash flows from financing activities:
Distributions to parent	(170,000)	(74,913)	—
Proceeds from issuance of long-term debt	1,800,000	—	500,000
Principal payments on long-term debt	—	(32,550)	(501,400)
Repurchase of first mortgage notes	(1,603,610)	(98,400)	—
Payments of financing costs	(132,401)	(8,412)	(32,829)
Net cash used in financing activities	(106,011)	(214,275)	(34,229)
Cash and cash equivalents:
Increase (decrease) in cash and cash equivalents	(189,298)	35,204	82,741
Balance, beginning of year	266,360	231,156	148,415
Balance, end of year	$77,062	$266,360	$231,156
Supplemental cash flow disclosures
Cash transactions:
Cash paid for interest	$183,200	$202,554	$222,188
Non-cash transactions:
Change in construction payables and retention	$2,712	$1,036	$(662)
Equity interest distribution	$—	$3,615	$—

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

Wynn America, LLC ("Wynn America") is a direct wholly owned subsidiary of Wynn Resorts Holdings, LLC ("Holdings") and Holdings is a direct wholly owned subsidiary of Wynn Resorts, Limited ("Wynn Resorts"). Wynn America was created in September 2014 in connection with a senior secured credit facility ("Wynn America Credit Facilities"). Pursuant to the terms of the Wynn America Credit Facilities, Wynn America agreed to use commercially reasonable efforts to cause a corporate restructuring (the "Wynn Las Vegas Reorganization") that would result in Wynn Las Vegas Holdings, LLC ("WLVH"), a direct wholly owned subsidiary of Wynn America, being the 100% owner of the Company. Approvals required under applicable gaming laws and regulations with respect to the Wynn Las Vegas Reorganization were obtained on August 20, 2015.  On September 1, 2015, Holdings transferred its equity interest in the Company to WLVH and effectuated the Wynn Las Vegas Reorganization.

Wynn Las Vegas Capital Corp. ("Wynn Capital") is a wholly owned subsidiary of the Company organized solely for the purpose of obtaining financing for Wynn Las Vegas. Wynn Capital is authorized to issue 2,000 shares of common stock, par value $0.01. At December 31, 2015, the Company owned the one share that was issued and outstanding. Wynn Capital has neither any significant net assets nor has had any operating activity. Its sole function is to serve as the co-issuer of the mortgage notes. Wynn Las Vegas, LLC and Wynn Capital together are hereinafter referred to as the "Issuers."

Note 2 - Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The Company's investment in the 50%-owned joint venture operating the Ferrari and Maserati automobile dealership inside Wynn Las Vegas, which was permanently closed in October 2015, is accounted for under the equity method. All significant intercompany accounts and transactions have been eliminated. Certain amounts in the Consolidated Statements of Cash Flows for the previous years have been reclassified to be consistent with the current year presentation. The payment of deposits on property and equipment, previously presented in deposits and purchase of intangibles and other assets in investing activities, will be presented in capital expenditures in investing activities.  The amount of deposits on property and equipment that have been reclassified for the years ended December 31, 2014 and 2013, were $3.7 million and $1.1 million, respectively. The reclassification had no effect on the previously reported net cash used in investing activities.

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

Accounts Receivable and Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of casino accounts receivable. The Company issues credit in the form of "markers" to approved casino customers following investigations of creditworthiness. As of December 31, 2015 and 2014, 80.1% of the Company's markers were due from customers residing outside the United States, primarily in Asia. Business or economic conditions or other significant events in these countries could affect the collectability of such receivables.

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

Inventories

Inventories consist of retail merchandise, food and beverage items, which are stated at the lower of cost or market value, and certain operating supplies. Cost is determined by the first-in, first-out, weighted average and specific identification methods.

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

Capitalized Interest

The interest cost associated with major development and construction projects is capitalized and included in the cost of the project. Interest capitalization ceases once a project is substantially complete or no longer undergoing construction activities to prepare it for its intended use. When no debt is specifically identified as being incurred in connection with a construction project, the Company capitalizes interest on amounts expended on the project at the Company's weighted average cost of borrowed money. There was no interest capitalized during the years ended December 31, 2015, 2014 and 2013.

Intangible Assets

The Company's intangible assets are indefinite-lived and consist primarily of trademarks. The value of the trademarks primarily represents the costs to acquire the "Le Rêve" name. Indefinite-lived intangible assets are not amortized, but are reviewed for impairment annually. The Company's indefinite-lived assets were $1.4 million for the years ended December 31, 2015 and 2014.

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

WYNN LAS VEGAS, LLC AND SUBSIDIARIES
(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred Financing Costs

Direct and incremental costs incurred in obtaining loans or in connection with the issuance of long-term debt are capitalized and amortized to interest expense over the terms of the related debt agreements. Approximately $3.5 million, $4.0 million and $4.4 million was amortized to interest expense during the years ended December 31, 2015, 2014 and 2013, respectively. Debt discounts incurred in connection with the issuance of debt have been capitalized and are being amortized to interest expense using the effective interest method.

Revenue Recognition and Promotional Allowances

The Company recognizes revenues at the time persuasive evidence of an arrangement exists, the service is provided or the retail goods are sold, prices are fixed or determinable and collection is reasonably assured.

Casino revenues are measured by the aggregate net difference between gaming wins and losses, with liabilities recognized for funds deposited by customers before gaming play occurs and for chips in the customers' possession. Hotel, food and beverage, entertainment and other operating revenues are recognized when services are performed. Entertainment, retail, and other revenue includes rental income, which is recognized on a time proportion basis over the lease terms. Contingent rental income is recognized when the right to receive such rental income is established according to the lease agreements. Advance deposits on rooms and advance ticket sales are recorded as customer deposits until services are provided to the customer.

Revenues are recognized net of certain sales incentives, which are required to be recorded as a reduction of revenues; consequently, the Company's casino revenues are reduced by discounts and points earned in the player's loyalty program.

The retail value of accommodations, food and beverage, and other services furnished to guests without charge is included in gross revenues and then deducted as promotional allowances. The estimated cost of providing such promotional allowances is primarily included in casino expenses as follows (in thousands):

	Years Ended December 31,
	2015	2014	2013
Rooms	$33,264	$36,384	$37,728
Food and beverage	61,658	66,528	63,008
Entertainment, retail and other	11,421	12,165	12,353
	$106,343	$115,077	$113,089

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

Gaming Taxes

The Company is subject to taxes based on gross gaming revenue in the jurisdiction in which it operates, subject to applicable jurisdictional adjustments. These gaming taxes are an assessment on the Company's gross gaming revenue and are

WYNN LAS VEGAS, LLC AND SUBSIDIARIES
(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

recorded as casino expenses in the accompanying Consolidated Statements of Comprehensive Income (Loss). These taxes totaled $44.6 million, $49.4 million and $49.1 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Advertising Costs

The Company expenses advertising costs the first time the advertising takes place. Advertising costs incurred in development periods are included in pre-opening costs. Once a project is completed, advertising costs are primarily included in general and administrative expenses. Total advertising costs were $20.4 million, $14.4 million and $16.7 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Pre-Opening Costs

Pre-opening costs consist primarily of direct salaries and wages, legal and consulting fees, insurance, utilities and advertising, and are expensed as incurred. The Company incurred pre-opening costs in connection with a developed theatrical production prior to its opening in December 2014.

Stock-Based Compensation

The Company accounts for stock-based compensation related to equity shares of Wynn Resorts granted to its employees in accordance with accounting standards which require the compensation cost relating to share-based payment transactions be recognized in the Company's Consolidated Statements of Comprehensive Income (Loss). The cost is measured at the grant date, based on the estimated fair value of the award using the Black-Scholes option pricing model for stock options, and based on the closing share price of the Company's stock on the grant date for nonvested share awards. The cost is recognized as an expense on a straight-line basis over the employee's requisite service period (the vesting period of the award) net of estimated forfeitures. The Company's stock-based employee compensation arrangements are more fully discussed in Note 8 "Benefit Plans".

Income Taxes

The Company is organized as a limited liability company with one member. As a limited liability company, the Company is considered a flow-through entity for U.S. income tax purposes resulting in its owner being obligated for any taxes resulting from its operations. Accordingly, no provision has been made for federal income taxes as such taxes are the responsibility of its member.

Recently Issued Accounting Standards

In January 2016, the Financial Accounting Standards Board ("FASB") issued an accounting standards update requiring all equity investments to be measured at fair value with changes in fair value recognized through net income (other than those accounted for under the equity method of accounting or those that result in consolidation of the investee). The update also requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. This update eliminates the requirement to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet for public business entities. The effective date for this guidance is for financial statements issued for fiscal years beginning after December 15, 2017. Early application is permitted as of the beginning of the fiscal year of adoption. The Company is currently assessing the impact the adoption of this standard will have on its consolidated financial statements.

In July 2015, the FASB issued an accounting standards update, which changes the measurement principle for inventories valued under the first-in, first-out or weighted-average methods from the lower of cost or market to the lower of cost and net realizable value. Net realizable value is defined by FASB as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The effective date for this guidance is for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. The Company does not anticipate the adoption of this guidance will have a material effect on the Company's financial condition, results of operations or cash flows.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES
(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In April 2015, the FASB issued an accounting standards update that requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. In August 2015, the FASB issued an accounting standards update which clarifies that the guidance issued in April 2015 does not apply to line-of-credit arrangements. According to the additional guidance, line-of-credit arrangements will continue to present debt issuance costs as an asset and subsequently amortize the deferred debt issuance costs ratably over the term of the arrangement. The effective date for this guidance is for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early application is permitted. The Company adopted this guidance effective January 1, 2016.  The adoption of this guidance did not have a material effect on the Company's financial condition, results of operations or cash flows.

In May 2014, the FASB issued an accounting standards update that amends the FASB Accounting Standards Codification and creates a new topic for Revenue from Contracts with Customers. The new guidance is expected to clarify the principles for revenue recognition and to develop a common revenue standard for U.S. generally accepted accounting principles ("GAAP") applicable to revenue transactions. This guidance provides that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. This guidance also provides substantial revision of interim and annual disclosures. The update allows for either full retrospective adoption, meaning the guidance is applied for all periods presented, or modified retrospective adoption, meaning the guidance is applied only to the most current period presented in the financial statements with the cumulative effect of initially applying the guidance recognized at the date of initial application. In August 2015, the FASB issued an accounting standards update which defers the effective date of the new revenue recognition accounting guidance by one year, to annual and interim periods beginning after December 15, 2017. Early application is permitted for annual and interim periods beginning after December 15, 2016. The Company will adopt this standard effective January 1, 2018. The Company is currently assessing the impact the adoption of this standard will have on its consolidated financial statements.

Note 3 - Receivables, net

Receivables, net consisted of the following (in thousands):

	As of December 31,
	2015	2014
Casino	$116,723	$185,071
Hotel	20,014	14,873
Retail leases and other	21,288	17,790
	158,025	217,734
Less: allowance for doubtful accounts	(38,669)	(54,728)
	$119,356	$163,006

WYNN LAS VEGAS, LLC AND SUBSIDIARIES
(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 4 - Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	As of December 31,
	2015	2014
Land and improvements	$623,866	$623,741
Buildings and improvements	2,630,788	2,632,997
Furniture, fixtures and equipment	1,419,018	1,398,323
Construction in progress	12,294	5,971
	4,685,966	4,661,032
Less: accumulated depreciation	(1,860,727)	(1,768,103)
	$2,825,239	$2,892,929

Depreciation expense for the years ended December 31, 2015, 2014 and 2013 was $182.0 million, $179.4 million and $245.1 million, respectively.

Note 5 - Long-Term Debt

Long-term debt consisted of the following (in thousands)

	As of December 31,
	2015	2014
5 3/8% First Mortgage Notes, due March 15, 2022	$900,000	$900,000
4 1/4% Senior Notes, due May 30, 2023	500,000	500,000
5 1/2% Senior Notes, due March 1, 2025	1,800,000	—
7 7/8% First Mortgage Notes, due May 1, 2020, net of original issue discount of $1,647 at December 31, 2014	—	345,363
7 3/4% First Mortgage Notes, due August 15, 2020	—	1,226,600
Payable to Affiliate	—	30,000
	3,200,000	3,001,963
Current portion of long-term debt	—	—
	$3,200,000	$3,001,963

5 3/8% First Mortgage Notes due 2022

In March 2012, Wynn Las Vegas and Wynn Capital (together, the "Issuers") issued, in a private offering, $900 million aggregate principal amount of 5 3/8% First Mortgage Notes due 2022 (the "2022 Notes"). A portion of the proceeds were used to repay all amounts outstanding under the Wynn Las Vegas term loan facilities. In October 2012, the Issuers commenced an offer to exchange all of the 2022 Notes for notes registered under the Securities Act of 1933, as amended. The exchange offer closed on November 6, 2012. Interest is due on the 2022 Notes on March 15th and September 15th of each year. Commencing March 15, 2017, the 2022 Notes are redeemable at the Issuers' option at a price equal to 102.688% of the principal amount redeemed and the premium over the principal amount declines ratably on March 15th of each year thereafter to zero on or after March 15, 2022. The 2022 Notes are senior obligations of the Issuers and are unsecured (except by the first priority pledge by WLVH of its equity interests in Wynn Las Vegas). The Issuers' obligations under the 2022 Notes rank pari passu in right of payment with the 2023 Notes and 2025 Notes (each as defined below). The 2022 Notes are not guaranteed by any of our subsidiaries. If the Issuers undergo a change of control, they must offer to repurchase the 2022 Notes at 101% of the principal amount, plus accrued and unpaid interest. The indenture governing the 2022 Notes (the "2022 Indenture") contains customary negative covenants and financial covenants, including, but not limited to, covenants that restrict the Company's ability to: pay dividends or distributions or repurchase equity; incur additional debt; make investments; create liens on assets to secure debt; enter into transactions with affiliates; enter into sale-leaseback transactions; merge or consolidate with another company; and transfer and sell assets or create dividend and other payment restrictions affecting subsidiaries.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES
(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4 1/4% Senior Notes due 2023

In May 2013, the Issuers completed the issuance of $500 million aggregate principal amount of 4 1/4% Senior Notes due 2023 (the "2023 Notes") pursuant to an indenture, dated as of May 22, 2013 (the "2023 Indenture"), among the Issuers, the Guarantors (as defined below) and U.S. Bank National Association, as trustee. The 2023 Notes were issued at par. The Issuers used the net proceeds from the 2023 Notes to cover the cost of purchasing the previously issued notes that were to mature in November 2017. In addition, the Issuers satisfied and discharged the indenture governing the 7 7/8% First Mortgage Notes due 2017 (the "2017 Notes") and, in November 2013, used the remaining net proceeds to redeem any and all of the 2017 Notes not previously tendered.

The 2023 Notes will mature on May 30, 2023 and bear interest at the rate of 4 1/4% per annum. The Issuers may, at their option, redeem the 2023 Notes, in whole or in part, at any time or from time to time prior to their stated maturity. The redemption price for 2023 Notes that are redeemed before February 28, 2023 will be equal to the greater of (a) 100% of the principal amount of the 2023 Notes to be redeemed or (b) a "make-whole" amount described in the 2023 Indenture, plus in either case accrued and unpaid interest to, but not including, the redemption date. The redemption price for the 2023 Notes that are redeemed on or after February 28, 2023 will be equal to 100% of the principal amount of the 2023 Notes to be redeemed, plus accrued and unpaid interest to, but not including, the redemption date. In the event of a change of control triggering event, the Issuers will be required to offer to repurchase the 2023 Notes at 101% of the principal amount, plus accrued and unpaid interest to but not including the repurchase date. The 2023 Notes are also subject to mandatory redemption requirements imposed by gaming laws and regulations of gaming authorities in Nevada.

The 2023 Notes are the Issuers' senior unsecured obligations and rank pari passu in right of payment with the Issuers' 2022 Notes and 2025 Notes (as defined below). The 2023 Notes are unsecured (except by the first priority pledge by WLVH of its equity interests in Wynn Las Vegas). Such equity interests in Wynn Las Vegas also secure the Issuers' 2022 Notes and 2025 Notes. If Wynn Resorts receives an investment grade rating from one or more ratings agencies, the first priority pledge securing the 2023 Notes will be released.

The 2023 Notes are jointly and severally guaranteed by all of the Issuers' subsidiaries, other than Wynn Capital, which was a co-issuer (the "Guarantors"). The guarantees are senior unsecured obligations of the Guarantors and rank senior in right of payment to all of their existing and future subordinated debt. The guarantees rank equally in right of payment with all existing and future liabilities of the Guarantors that are not so subordinated and will be effectively subordinated in right of payment to all of such Guarantors' existing and future secured debt (to the extent of the collateral securing such debt).

The 2023 Indenture contains covenants limiting the Issuers' and the Guarantors' ability to create liens on assets to secure debt; enter into sale-leaseback transactions; and merge or consolidate with another company. These covenants are subject to a number of important and significant limitations, qualifications and exceptions.

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

5 1/2% Senior Notes due 2025

On February 18, 2015, the Issuers completed the issuance of $1.8 billion aggregate principal amount of 5 1/2% Senior Notes due March 1, 2025 (the "2025 Notes") pursuant to an indenture, dated as of February 18, 2015 (the "2025 Indenture"), among the Issuers, all the Issuers' subsidiaries (other than Wynn Capital, which was a co-issuer) and U.S. Bank National Association, as trustee. The 2025 Notes were issued at par. The Company used the net proceeds from the 2025 Notes to cover the cost of purchasing the 7 7/8% First Mortgage Notes due May 1, 2020 (the "7 7/8% 2020 Notes") and the 7 3/4% First Mortgage Notes due August 15, 2020 (the "7 3/4% 2020 Notes" and together with the 7 7/8% 2020 Notes, the "2020 Notes") and for general corporate purposes.

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
The 2025 Notes are the Issuers' senior unsecured obligations and rank pari passu in right of payment with the Issuers' outstanding 2022 Notes and 2023 Notes (together, the "Existing Notes"). The 2025 Notes are unsecured (except by the first priority pledge by WLVH of its equity interests in Wynn Las Vegas), effectiveness of which is subject to the prior approval of the Nevada gaming authorities. Such equity interests in Wynn Las Vegas also secure the Existing Notes. If Wynn Resorts receives an investment grade rating from one or more ratings agencies, the first priority pledge securing the 2025 Notes will be released.
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
The 2025 Indenture contains covenants limiting the Issuers' and the Guarantors', ability to create liens on assets to secure debt, enter into sale-leaseback transactions and merge or consolidate with another company. These covenants are subject to a number of important and significant limitations, qualifications and exceptions.
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

The 2023 Notes and 2025 Notes were offered pursuant to an exemption under the Securities Act of 1933, as amended (the "Securities Act"). The 2023 and 2025 Notes were offered only to qualified institutional buyers in reliance on Rule 144A under the Securities Act or outside the United States to certain persons in reliance on Regulation S under the Securities Act. The 2023 Notes and 2025 Notes have not been and will not be registered under the Securities Act of 1933 or under any state securities laws. Therefore, the 2023 and 2025 Notes may not be offered or sold within the United States to, or for the account or benefit of, any United States person unless the offer or sale would qualify for a registration exemption from the Securities Act and applicable state securities laws.

7 7/8% First Mortgage Notes due 2020

In April 2010, the Issuers issued, in a private offering, $382 million aggregate principal amount of the 7 7/8% 2020 Notes of which Wynn Resorts owned a face amount of $30 million. The 7 7/8% 2020 Notes were issued pursuant to an exchange offer for previously issued notes that were to mature in December 2014. Interest was due on the 7 7/8% 2020 Notes on May 1st and November 1st of each year.

During the year ended December 31, 2014, the Company repurchased and canceled $5.0 million in principal, plus interest, of its 7 3/4% 2020 Notes through the open market. The Company incurred $0.5 million in expenses associated primarily with the premium paid for the repurchases and unamortized deferred financing costs included in loss on extinguishment of debt in the accompanying Consolidated Statements of Comprehensive Income (Loss).

On February 10, 2015, the Issuers commenced a cash tender offer for any and all of the outstanding aggregate principal amount of the 7 7/8% 2020 Notes. The Company accepted for purchase valid tenders with respect to approximately $305.8 million of the $377.0 million aggregate principal amount. The note holders who validly tendered their 2020 Notes received the total consideration of $1,054.21 for each $1,000 principal amount of 7 7/8% 2020 Notes. The premium portion of the aggregate

WYNN LAS VEGAS, LLC AND SUBSIDIARIES
(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

total consideration was $16.6 million and was recorded as a loss on extinguishment of debt in the accompanying Consolidated Statements of Comprehensive Income (Loss).

As part of the cash tender offer of the 7 7/8% 2020 Notes, Wynn Resorts tendered the $30.0 million principal amount it held of its wholly owned subsidiary Wynn Las Vegas.

In connection with the cash tender, the Company expensed $4.6 million of unamortized deferred financing costs and original issue discount related to the 7 7/8% 2020 Notes and incurred other fees of $0.1 million that are included in loss on extinguishment of debt in the accompanying Consolidated Statements of Comprehensive Income (Loss).

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

7 3/4% First Mortgage Notes due 2020

In August 2010, the Issuers issued $1.32 billion aggregate principal amount of 7 3/4% first mortgage notes due August 15, 2020 (the "7 3/4% 2020 Notes"). The 7 3/4% 2020 Notes were issued at par. The 7 3/4% 2020 Notes refinanced a previous notes issue that was to mature in December 2014. Interest was due on the 7 3/4% 2020 Notes on February 15th and August 15th of each year.

During the year ended December 31, 2014, the Company repurchased and canceled $93.4 million in principal, plus interest, of the 7 3/4% 2020 Notes through the open market. The Company incurred $9.1 million in expenses associated primarily with the premium paid for the repurchases and unamortized deferred financing costs included in loss on extinguishment of debt in the accompanying Consolidated Statements of Comprehensive Income (Loss).

On February 10, 2015, the Issuers commenced a cash tender offer for any and all of the outstanding aggregate principal amount of the 7 3/4% 2020 Notes. The Company accepted for purchase valid tenders with respect to approximately $1,146.5 million of the $1,226.6 million aggregate principal amount. The note holders who validly tendered their 2020 Notes received the total consideration of $1,073.82 for each $1,000 principal amount of 7 3/4% 2020 Notes. The premium portion of the aggregate total consideration was $84.6 million and was recorded as a loss on extinguishment of debt in the accompanying Consolidated Statements of Comprehensive Income (Loss).

In connection with the cash tender, the Company expensed $12.6 million of unamortized deferred financing costs related to the 7 3/4% 2020 Notes that are included in loss on extinguishment of debt in the accompanying Consolidated Statements of Comprehensive Income (Loss).

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

Note Payable for Aircraft

On March 30, 2007, World Travel, LLC, a subsidiary of the Company, entered into a loan agreement with a principal balance of $42 million. The loan is guaranteed by the Company and secured by a first priority security interest in the Company's aircraft. Principal payments of $350,000 plus interest are made quarterly with a balloon payment of $28 million due at maturity, April 1, 2017. Interest is calculated at 90-day LIBOR plus 125 basis points.

In November 2014, the Company sold the aircraft and fully repaid the remaining principal amount of $31.5 million and all accrued interest on the note payable.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES
(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cross Claim

As described in Note 9 "Commitments and Contingencies," on June 19, 2012, Elaine Wynn asserted a cross claim against Stephen A. Wynn and Aruze seeking a declaration that (1) any and all of Elaine Wynn's duties under the Stockholders Agreement shall be discharged; (2) the Stockholders Agreement is subject to rescission and is rescinded; (3) the Stockholders Agreement is an unreasonable restraint on alienation in violation of public policy; and/or (4) the restrictions on sale of shares shall be construed as inapplicable to Elaine Wynn. The 2023 Indenture provides that if Stephen A. Wynn, together with certain related parties, in the aggregate beneficially owns a lesser percentage of the outstanding common stock of Wynn Resorts than are beneficially owned by any other person, a change of control will have occurred. The 2025 Indenture provides that if any event constitutes a "change of control" under the 2023 Indenture, it will constitute a change of control under the 2025 Indenture. If Elaine Wynn prevails in her cross claim, Stephen A. Wynn would not beneficially own or control Elaine Wynn's shares, which could increase the likelihood that a change in control may occur under the Wynn Las Vegas debt documents. Under the 2023 Indenture and the 2025 Indenture, if a change of control occurs and within 60 days after that occurrence, the 2023 Notes or the 2025 Notes, as applicable, are rated below investment grade by both rating agencies that rate such notes, the Company is required to make an offer to each applicable holder to repurchase all or any part of such holder's notes at a purchase price equal to 101% of the aggregate principal amount thereof plus accrued and unpaid interest on the notes purchased, if any, to the date of repurchase (unless the notes have been previously called for redemption). Mr. Wynn is opposing Ms. Wynn's cross claim.

Debt Covenant Compliance

As of December 31, 2015, management believes the Company was in compliance with all debt covenants.

Fair Value of Long-term Debt

The estimated fair value of the Company's long-term debt as of December 31, 2015 and 2014 was approximately $2.93 billion and $3.08 billion, respectively, compared to its carrying value of $3.2 billion and $3.0 billion, respectively. The estimated fair value of the Company's long-term debt is based on recent trades, if available and indicative pricing from market information (Level 2 inputs).

Scheduled Maturities of Long-Term Debt

As of December 31, 2015, the Company's long-term debt of $3.2 billion is scheduled for maturity in 2022 and thereafter.

Note 6 - Related Party Transactions, net

Amounts Due to Affiliates, net

The Company periodically settles net amounts due to affiliates with cash payments. As of December 31, 2015, the Company's net current due to affiliates of $7.3 million was comprised of management and license fees, construction related payables and corporate allocations. As of December 31, 2014, net amounts due to affiliates of $14.3 million consisted of construction related payables and corporate allocations.

As of December 31, 2015, the Company has no long-term due to affiliates while as of December 31, 2014, the Company's net long-term due to affiliates of $194.6 million, consisted of management fees. In March 2015, the Company paid $192.8 million in accrued management fees as the Company is no longer subject to certain restrictive covenants in the indentures under which the 2020 Notes were issued ("2020 Indentures"). The Company discharged the 2020 Indentures as a result of the cash tender offer of the 2020 Notes and subsequent redemption of untendered notes. The Company expects future management fee payments to be made on a recurring basis.

Management fee and corporate allocations

In February 2015, the Company entered into a new corporate support services agreement with Wynn Resorts and terminated the prior agreement. Wynn Resorts provides the Company legal, accounting, human resources, information technology services, real estate, and other corporate support services. The corporate support service allocations have been determined on a basis that Wynn Resorts and the Company consider to be reasonable estimates of the utilization of service

WYNN LAS VEGAS, LLC AND SUBSIDIARIES
(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

provided or the benefit received by the Company. Wynn Resorts maintains corporate offices at Wynn Las Vegas without charge from the Company. Under the agreement, the Company also pays a management fee of 1.5% of net revenues. During the years ended December 31, 2015, 2014 and 2013, $37.8 million, $55.0 million and $50.0 million, respectively, was charged to the Company under the corporate support services agreement.

Intellectual property

Under an agreement with Wynn Resorts and a wholly owned subsidiary of Wynn Resorts, the Company licenses certain intellectual property, including certain trademarks, domain names, copyrights and service marks in connection with a variety of goods and services. In February 2015, the Company entered into a new license agreement, which requires payment of fees equal to 1.5% of gross monthly revenues so long as the original license agreement is in effect and not terminated, and 3.0% subsequent to termination of the original license agreement. As of December 31, 2015, the original agreement is in effect and not terminated. During the year ended December 31, 2015, $22.6 million of license fees were charged to the Company. There were no license fees charged to the Company for the years ended December 31, 2014 and 2013.

Amounts Due to Officers, net

The Company periodically provides services to Stephen A. Wynn, Chairman of the Board, Chief Executive Officer and one of the principal stockholders of Wynn Resorts ("Mr. Wynn"), and certain other executive officers and directors of Wynn Resorts. These services include household services, construction work and other personal services. The cost of these services is transferred to Wynn Resorts on a periodic basis. Mr. Wynn and these other officers and directors have amounts on deposit with Wynn Resorts to prepay any such items, which are replenished on an ongoing basis as needed.

Villa Lease

Mr. Wynn currently leases a villa at Wynn Las Vegas for use as his personal residence.  The lease, including each amendment and restatement, was approved by the Audit Committee of the Board of Directors of Wynn Resorts.  Beginning in November 2013, pursuant to the 2013 Second Amended and Restated Agreement of Lease, dated as of November 7, 2013 and amended as of February 25, 2015 (the "SW Lease"), Mr. Wynn pays the Company annual rent for the villa at its fair market value of the accommodations.  Pursuant to the SW Lease, Wynn Las Vegas pays for all capital improvements to the villa.  The fair value is based on independent third-party expert opinions of value, which was $525,000 per year through February 28, 2015 and $559,295 per year from March 1, 2015 through February 28, 2017.  For the 2013 period prior to the November 2013 effective date of the SW Lease, the annual rent was $525,000 under a previous version of the lease agreement.  The annual rent for the villa will be re-determined every two years during the term of the SW Lease, by the Audit Committee.  Certain services for, and maintenance of, the villa are included in the annual rent.

The "Wynn" Surname Rights Agreement

On August 6, 2004, Holdings entered into agreements with Mr. Wynn that confirm and clarify Holding's rights to use the "Wynn" surname and Mr. Wynn's persona in connection with casino resorts. Under the parties' Surname Rights Agreement, Mr. Wynn granted Holdings an exclusive, fully paid-up, perpetual, worldwide license to use, and to own and register trademarks and service marks incorporating the "Wynn" surname for casino resorts and related businesses, together with the right to sublicense the name and marks to its affiliates. Under the parties' Rights of Publicity License, Mr. Wynn granted Holdings the exclusive, royalty-free, worldwide right to use his full name, persona and related rights of publicity for casino resorts and related businesses, together with the ability to sublicense the persona and publicity rights to its affiliates, until October 24, 2017. Holdings has sub-licensed rights to the "Wynn" name, persona and marks to the Company.

Golf Course Lease

On September 18, 2012, the Company distributed to Wynn Resorts, the Wynn Las Vegas golf course land and the related water rights. Commencing September 18, 2012, the Company leases approximately 140 acres (upon which the golf course is located) and water rights from Wynn Resorts. The term of this lease is on a month-to-month basis provided, however, that either party may terminate this lease by providing written notice of such termination to the other party no later than 30 days prior to the expiration of any monthly period. The combined rental value for both the golf course land and the water rights is $598,000 per month.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES
(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Las Vegas Jet, LLC

On September 30, 2014, the Company distributed its equity interest of $3.6 million in Las Vegas Jet, LLC, a wholly owned subsidiary, to Wynn Resorts. The distribution resulted in a reduction to our contributed capital on our Consolidated Balance Sheets. Las Vegas Jet, LLC provides pilot and other aviation services with respect to several aircraft owned by wholly owned subsidiaries of Wynn Resorts.

Note 7 - Property Charges and Other

Property charges and other for the years ended December 31, 2015, 2014 and 2013 were $3.5 million, $(4.9) million and $12.2 million, respectively. Property charges and other generally include costs related to the retirement of assets for renovations and asset abandonment at our resort. Property charges and other for the year ended December 31, 2014 includes a gain from the sale of aircraft and for the year ended December 31, 2013 includes fees associated with the termination of a contract.

Note 8 - Benefit Plans

Employee Savings Plan

Wynn Resorts established a retirement savings plan under Section 401(k) of the Internal Revenue Code covering its non-union employees in July 2000. The plan allows employees to defer, within prescribed limits, a percentage of their income on a pre-tax basis through contributions to this plan. The Company matches 50% of employee contributions, up to 6% of employees' eligible compensation, with a one-time annual matching cap per employee. For the years ended December 31, 2015, 2014, and 2013, the matching cap per employee was $1,200, $750, and $500, respectively. The Company recorded charges related to these matching contributions of $3.0 million, $1.9 million, and $1.2 million for the years ended December 31, 2015, 2014, and 2013, respectively.

Multi-employer pension plan

Wynn Las Vegas contributes to a multi-employer defined benefit pension plan for certain of its union employees under the terms of the Southern Nevada Culinary and Bartenders Union collective-bargaining agreement. The collective-bargaining agreement that covers these union-represented employee was set to expire in July 2015. The Company has signed an extension of the agreement and is currently negotiating a new agreement. The legal name of the multi-employer pension plan is the Southern Nevada Culinary and Bartenders Pension Plan (the "Plan") (EIN: 88-6016617 Plan Number: 1). The Company recorded an expense of $9.4 million, $9.2 million and $9.0 million for contributions to the Plan for the years ended December 31, 2015, 2014 and 2013, respectively. For the 2014 plan year, the most recent for which plan data is available, the Company's contributions were identified by the Plan to exceed 5% of total contributions for that year. Based on the information we received from the Plan, it was certified to be in neither endangered nor critical status for the 2014 plan year. Risks of participating in a multi-employer plan differs from single-employer plans for the following reasons: (1) assets contributed to a multi-employer plan by one employer may be used to provide benefits to employees of other participating employers; (2) if a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers; and (3) if a participating employer stops participating, it may be required to pay those plans an amount based on the underfunded status of the plan, referred to as a withdrawal liability.

Stock-Based Compensation

Wynn Resorts established the 2002 Stock Incentive Plan (the "Stock Plan"), which provides for the grant of (i) Incentive Stock Options, (ii) compensatory (i.e. nonqualified) stock options, and (iii) nonvested shares of Wynn Resorts' common stock for employees, directors and independent contractors or consultants of Wynn Resorts and its subsidiaries, including the Company. However, only employees are eligible to receive incentive stock options.

On May 16, 2014, Wynn Resorts adopted the Wynn Resorts, Limited 2014 Omnibus Incentive Plan (the "Omnibus Plan") after approval from its stockholders. The Omnibus Plan allows for the grant of stock options, restricted stock, restricted stock units, stock appreciation rights, performance awards and other share-based awards to the same eligible participants as the Stock Plan. Under the approval of the Omnibus Plan, no new awards may be made under the Stock Plan. The outstanding awards under the Stock Plan were transferred to the Omnibus Plan and will remain pursuant to their existing terms and related award

WYNN LAS VEGAS, LLC AND SUBSIDIARIES
(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

agreements. Wynn Resorts reserved 4,409,390 shares of its common stock for issuance under the Omnibus Plan. These shares were transferred from the remaining available amount under the Stock Plan.

The Omnibus Plan is administered by the Compensation Committee (the "Committee") of the Wynn Resorts Board of Directors. The Committee has discretion under the Omnibus Plan regarding which type of awards to grant, the vesting and service requirements, exercise price and other conditions, in all cases subject to certain limits. For stock options, the exercise price of stock options must be at least equal to the fair market value of the stock on the date of grant and the maximum term of such an award is 10 years.

The total compensation cost relating to stock options and nonvested stock for the years ended December 31, 2015, 2014 and 2013 is allocated as follows (in thousands):

	Years Ended December 31,
	2015	2014	2013
Casino	$1,077	$1,967	$1,302
Rooms	—	—	853
Food and beverage	107	107	1,202
Entertainment, retail and other	—	—	477
General and administrative	1,608	2,268	2,563
Total stock-based compensation expense	$2,792	$4,342	$6,397

Note 9 - Commitments and Contingencies

Leases and other arrangements

The Company is the lessor under several retail leases and has entered into license and distribution agreements for additional retail outlets. The Company also is a party to a joint venture agreement for operation of the Ferrari and Maserati automobile dealership at Wynn Las Vegas, which was permanently closed in October 2015.

The following table presents the future minimum rentals to be received under the operating leases (in thousands):

Years Ending December 31,
2016	$9,832
2017	8,916
2018	7,275
2019	6,960
2020	5,193
Thereafter	17,414
$55,590

In addition, the Company is the lessee under leases for certain land, buildings and office equipment. At December 31, 2015, the Company was obligated under non-cancelable operating leases, to make future minimum lease payments as follows (in thousands):

Years Ending December 31,
2016	$1,950
2017	3,198
2018	3,227
2019	2,949
2020	2,375
Thereafter	9,741
$23,440

WYNN LAS VEGAS, LLC AND SUBSIDIARIES
(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Rent expense for the years ended December 31, 2015, 2014 and 2013 was $19.4 million, $18.1 million and $16.7 million, respectively.

Employment Agreements

The Company has entered into employment agreements with several executive officers, other members of management and certain key employees. These agreements generally have three- to five-year terms and typically indicate a base salary and often contain provisions for discretionary bonuses. Certain of the executives are also entitled to a separation payment if terminated without "cause" or upon voluntary termination of employment for "good reason" following a "change of control" (as these terms are defined in the employment contracts).

Letters of Credit

As of December 31, 2015, the Company had outstanding letters of credit of $11.7 million.

Litigation

In addition to the actions noted below, the Company and its affiliates are involved in litigation arising in the normal course of business. In the opinion of management, such litigation is not expected to have a material effect on the Company's financial condition, results of operations or cash flows.

Determination of Unsuitability and Redemption of Aruze USA, Inc. and Affiliates

On February 18, 2012, Wynn Resorts' Gaming Compliance Committee received an independent report by Freeh, Sporkin & Sullivan, LLP (the "Freeh Report") detailing a pattern of misconduct by Aruze USA, Inc. ("Aruze") (at the time a stockholder of Wynn Resorts), Universal Entertainment Corporation (Aruze's parent company), and Kazuo Okada (the majority shareholder of Universal Entertainment Corporation and a former member of the Board of Directors of Wynn Resorts and Wynn Macau, Limited) (collectively, the "Okada Parties"). The factual record presented in the Freeh Report included evidence that the Okada Parties had provided valuable items to certain foreign gaming officials who were responsible for regulating gaming in a jurisdiction in which entities controlled by Mr. Okada were developing a gaming resort. Mr. Okada denied the impropriety of such conduct to members of the Board of Directors of Wynn Resorts and, while serving as one of Wynn Resorts' directors, Mr. Okada refused to acknowledge or abide by Wynn Resorts' anti-bribery policies and refused to participate in the training all other directors received concerning these policies.

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

On June 19, 2012, Elaine Wynn asserted a cross claim against Mr. Wynn and Aruze seeking a declaration that (1) any and all of Elaine Wynn's duties under the Stockholders Agreement shall be discharged; (2) the Stockholders Agreement is subject to rescission and is rescinded; (3) the Stockholders Agreement is an unreasonable restraint on alienation in violation of public policy; and/or (4) the restrictions on sale of shares shall be construed as inapplicable to Elaine Wynn. The 2023 Indenture provides that if Mr. Wynn, together with certain related parties, in the aggregate beneficially owns a lesser percentage of the voting power of the outstanding common stock of Wynn Resorts than is beneficially owned by any other person, a change of control will have occurred. The 2025 Indenture provides that if any event constitutes a "change of control" under the 2023 Indenture, it will constitute a change of control under the 2025 Indenture. If Elaine Wynn prevails in her cross claim, Mr. Wynn would not beneficially own or control Elaine Wynn's shares, which could increase the likelihood that a change in control may occur under the Wynn Las Vegas debt documents. Under the 2023 Indenture and the 2025 Indenture, if (1) a change of control occurs and (2) at any time within 60 days after that occurrence, the 2023 Notes or the 2025 Notes, as applicable, are rated below investment grade by both rating agencies that rate such notes, the Company is required to make an offer to each applicable holder to repurchase all or any part of such holder's notes at a purchase price equal to 101% of the aggregate principal amount thereof plus accrued and unpaid interest on the notes purchased, if any, to the date of repurchase (unless the notes have been previously called for redemption). Mr. Wynn is opposing Ms. Wynn's cross claim.

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

On each of February 14, 2013 and February 13, 2014, Wynn Resorts issued a check to Aruze in the amount of $38.7 million, representing the interest payments due on the Redemption Note at those times. However, those checks were not cashed. In February 2014, the Okada Parties advised of their intent to deposit any checks for interest and principal, past and future, due under the terms of the Redemption Note to the clerk of the court for deposit into the clerk's trust account. On March 17, 2014, the parties stipulated that the checks be returned to Wynn Resorts for reissue in the same amounts, payable to the clerk of the court for deposit into the clerk's trust account. Pursuant to the stipulation, on March 20, 2014, Wynn Resorts delivered to the clerk of the court the reissued checks that were deposited into the clerk's trust account and filed a notice with the court with respect to the same. On each of February 13, 2015 and February 12, 2016, Wynn Resorts issued a check for the interest payment due at those times to the clerk of the court for deposit into the clerk's trust account.

On April 8, 2013, the United States Attorney's Office and the U.S. Department of Justice filed a Motion to Intervene and for Temporary and Partial Stay of Discovery in the Redemption Action. The parties had been engaged in discovery at the time of the filing. The motion stated that the federal government has been conducting a criminal investigation of the Okada Parties involving the "same underlying allegations of misconduct—that is, potential violations of the Foreign Corrupt Practice Act and related fraudulent conduct—that form the basis of" Wynn Resorts' complaint, as amended, in the Redemption Action. The motion sought to stay all discovery in the Redemption Action related to the Okada Parties' allegedly unlawful activities in connection with their casino project in the Philippines until the conclusion of the criminal investigation and any resulting criminal prosecution, with an interim status update to the court in six months. At a hearing on May 2, 2013, the court granted the motion and ordered that all discovery in the Redemption Action be stayed for a period of six months (the "Stay"). On May 30, 2013, Elaine Wynn filed a motion for partial relief from the Stay, to allow her to conduct limited discovery related to her cross and counterclaims. The Wynn Parties opposed the motion so as to not interfere with the United States government's investigation. At a hearing on August 1, 2013, the court denied the motion. On October 29, 2013, the United States Attorney's Office and the U.S. Department of Justice filed a Motion to Extend the Stay for a further period of six months. At a hearing on October 31, 2013, the court granted the requested extension based upon an affidavit provided under seal that outlined, among other things, concerns for witness safety. The court did, however, order the parties to exchange written discovery propounded prior to May 2, 2013, including discovery related to the Elaine Wynn cross and counterclaims referred to above. The extended Stay expired on May 5, 2014. On April 29, 2014, the United States Attorney's Office and the U.S. Department of Justice filed a Motion for a Second Extension of Temporary Stay of Discovery for a further six months. At a hearing on May 1, 2014, the court denied the motion. On September 22, 2014, the court entered a new stipulation between the parties for a discovery schedule closing on August 1, 2016.

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

WYNN LAS VEGAS, LLC AND SUBSIDIARIES
(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Litigation Commenced by Kazuo Okada

Japan Action:

On August 28, 2012, Mr. Okada, Universal Entertainment Corporation and Okada Holdings ("Okada Japan Parties") filed a complaint in Tokyo District Court against the Wynn Parties, alleging that the press release issued by Wynn Resorts with respect to the redemption has damaged plaintiffs' social evaluation and credibility. The Okada Japan Parties seek damages and legal fees from the Wynn Parties. After asking the Okada Japan Parties to clarify the allegations in their complaint, the Wynn Parties objected to the jurisdiction of the Japanese court. On April 30, 2013, the Wynn Parties filed a memorandum in support of their jurisdictional position. On October 21, 2013, the court dismissed the action on jurisdictional grounds. On November 1, 2013, the Okada Japan Parties filed an appeal moving the matter to the Tokyo High Court. On June 11, 2014, the Tokyo High Court ruled in favor of the Wynn Parties and upheld the motion for dismissal. On June 25, 2014, the Okada Japan Parties filed a notice of appeal to the Supreme Court of Japan. In February 2016, the Supreme Court of Japan dismissed the appeal as to all of the individuals, including the Company directors, thus upholding the motion for dismissal. The Supreme Court of Japan accepted the appeal as to the Company and will issue its decision on March 10, 2016.

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

The Company believes the actions commenced by Mr. Okada discussed above are without merit and will vigorously defend the Wynn Macau Parties against them.  Management has determined that based on proceedings to date, it is currently unable to determine the probability of the outcome of this action or the range of reasonably possible loss, if any.

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

The Federal Plaintiffs filed a consolidated complaint on August 6, 2012, asserting claims for: (1) breach of fiduciary duty; (2) waste of corporate assets; (3) injunctive relief; and (4) unjust enrichment. The claims were against Wynn Resorts and all of Wynn Resorts' directors, including Mr. Okada; however, the plaintiffs voluntarily dismissed Mr. Okada as a defendant in this consolidated action on September 27, 2012. The Federal Plaintiffs claimed that the individual defendants breached their fiduciary duties and wasted assets by: (a) failing to ensure Wynn Resorts' officers and directors complied with federal and state laws and Wynn Resorts' Code of Conduct; (b) voting to allow Wynn Resorts' subsidiary to make the donation to the University of Macau Development Foundation; and (c) redeeming Aruze's stock such that Wynn Resorts incurs the debt associated with the redemption. The Federal Plaintiffs seek unspecified compensatory damages, restitution in the form of disgorgement, reformation of corporate governance procedures, an injunction against all future payments related to the donation/pledge, and all fees (attorneys, accountants, and experts) and costs. The directors responded to the consolidated complaint by filing a motion to dismiss on September 14, 2012. On February 1, 2013, the federal court dismissed the complaint for failure to plead adequately the futility of a pre-suit demand on the Board. The dismissal was without prejudice to the Federal Plaintiffs' ability to file a motion within 30 days seeking leave to file an amended complaint. On April 9, 2013, the Federal Plaintiffs filed their amended complaint. Wynn Resorts and the directors filed their motion to dismiss the amended complaint on May 23, 2013. On March 13, 2014, the federal court granted the motion to dismiss and entered judgment in favor of Wynn Resorts and directors and against the Federal Plaintiffs without prejudice. On April 10, 2014, the Federal Plaintiffs filed a notice of appeal to the United States Court of Appeals for the Ninth Circuit. The Federal Plaintiffs' opening brief was filed on September 19, 2014. Wynn Resorts filed a response on December 18, 2014 and the Federal Plaintiffs filed a reply brief on January 30, 2015. On January 28, 2016, the Company received notice from the Ninth Circuit that it anticipates setting the appeal for oral argument during the court's May 2016 session.

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

Note 10 - Member's Equity

On June 26, 2015, the Company distributed $50 million in cash to Wynn Resorts. On July 7, 2015, the Company distributed $120 million in cash to Wynn Resorts.

On November 5, 2014, the Company distributed $74.9 million in cash to Wynn Resorts, Limited. On September 30, 2014, the Company distributed its equity interest of $3.6 million in Las Vegas Jet, LLC, a wholly owned subsidiary, to Wynn Resorts.

Note 11 - Quarterly Financial Information (Unaudited)

The following table presents selected quarterly financial information for 2015 and 2014 (in thousands):

	December 31, 2015
	First	Second	Third	Fourth	Year
Net revenues	$387,030	$423,436	$411,160	$391,205	$1,612,831
Operating income	47,600	58,502	52,692	60,072	218,866
Net income (loss)	(118,988)	9,542	4,989	18,835	(85,622)

	December 31, 2014
	First	Second	Third	Fourth	Year
Net revenues	$381,129	$451,584	$428,145	$376,968	$1,637,826
Operating income	51,514	97,424	69,932	51,619	270,489
Net income (loss)	(1,665)	43,886	15,667	(851)	57,037

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a)     Disclosure Controls and Procedures. The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2015, the Company's disclosure controls and procedures are effective, at the reasonable assurance level, in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely discussions regarding required disclosure.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) ("COSO") in Internal Control-Integrated Framework.

Based on our assessment, management believes that, as of December 31, 2015, the Company's internal control over financial reporting was effective.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. The attestation report of the Company's registered public accounting firm is not required in this annual report under the SEC's rules, which permit the Company to provide only management's report in this annual report.

(c)     Changes in Internal Control Over Financial Reporting. There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our fourth fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 14. Principal Accountant Fees and Services

The following table shows the fees paid or accrued by us for audit and other services provided by our auditors, Ernst & Young LLP, during each of the years ended December 31, 2015 and 2014:

	Aggregate Fees
Category	2015	2014
Audit fees	$294,990	$231,000
Audit-related fees	$—	$—
Tax fees	$70,662	$250,000
All other fees	$—	$—

"Audit fees" includes the aggregate fees billed by our principal auditors for professional services rendered for the audit of our consolidated financial statements for the years ended December 31, 2015 and 2014. "Audit fees" also includes amounts billed for services provided in connection with debt offerings in 2015 and 2014. "Tax fees" include amounts billed for domestic tax planning.

All of the principal accounting fees and services were pre-approved by the Audit Committee in 2015 and 2014. The Audit Committee pre-approves services either by: (1) approving a request from management to engage our principal auditors for a specific project at a specific fee or rate or (2) pre-approving certain types of services that would comprise the fees within each of the above categories at our principal auditors usual and customary rates.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)1. The following consolidated financial statements of the Company are filed as part of this report under Item 8—"Financial Statements and Supplementary Data".

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of December 31, 2015 and 2014

•	Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2015, 2014 and 2013

•	Consolidated Statements of Member's Equity (Deficit) for the years ended December 31, 2015, 2014 and 2013

•	Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013

•	Notes to Consolidated Financial Statements

(a)2. Financial Statement Schedule filed in Part IV of this report:

•	Schedule II—Valuation and Qualifying Accounts

We have omitted all other financial statement schedules because they are not required or are not applicable, or the required information is shown in the consolidated financial statements or notes to the consolidated financial statements.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

Description	January 1, 2015	Provisions for Doubtful Accounts	Write-offs, Net of Recoveries	December 31, 2015
Allowance for doubtful accounts	$54,728	2,937	(18,996)	$38,669
Description	January 1, 2014	Provisions for Doubtful Accounts	Write-offs, Net of Recoveries	December 31, 2014
Allowance for doubtful accounts	$52,854	7,094	(5,220)	$54,728
Description	January 1, 2013	Provisions for Doubtful Accounts	Write-offs, Net of Recoveries	December 31, 2013
Allowance for doubtful accounts	$64,281	7,534	(18,961)	$52,854

(a)3. Exhibits
Exhibits that are not filed herewith have been previously filed with the SEC and are incorporated herein by reference.
EXHIBIT INDEX

Exhibit No.	Description

3.1	Fourth Restated Articles of Organization of Wynn Las Vegas, LLC. (Incorporated by reference from the Form 8-K filed by the Registrant on September 3, 2015.)
3.2	Third Amended and Restated Operating Agreement of Wynn Las Vegas, LLC. (Incorporated by reference from the Form 8-K filed by the Registrant on September 3, 2015.)
*3.3	Certificate of Second Amended and Restated Articles of Incorporation of Wynn Las Vegas Capital Corp.
3.4
First Amended and Restated Bylaws of Wynn Las Vegas Capital Corp. (Incorporated by reference from the Registration Statement on Form S-4 (File No. 333-124052) filed by the Registrant on April 13, 2005.)

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

3.7	Certificate of Second Amended and Restated Articles of Organization of Kevyn, LLC. (Incorporated by reference from the Annual Report on Form 10-K filed by the Registrant on February 27, 2015.)
3.8	Operating Agreement of Kevyn, LLC. (Incorporated by reference from the Annual Report on Form 10-K filed by the Registrant on February 22, 2008.)
3.9	Certificate of Amended and Restated Articles of Organization of Wynn Sunrise, LLC. (Incorporated by reference from the Annual Report on Form 10-K filed by the Registrant on February 27, 2015.)
3.10
First Amended and Restated Operating Agreement of Wynn Sunrise, LLC. (Incorporated by reference from the Registration Statement on Form S-4 (File No. 333-124052) filed by the Registrant on April 13, 2005.)

3.11	Certificate of Third Amended and Restated Articles of Organization of World Travel, LLC. (Incorporated by reference from the Annual Report on Form 10-K filed by the Registrant on February 27, 2015.)
3.12
Second Amended and Restated Operating Agreement of World Travel, LLC. (Incorporated by reference from the Registration Statement on Form S-4 (File No. 333-124052) filed by the Registrant on April 13, 2005.)

3.13
Certificate of Second Amended and Restated Articles of Organization of Wynn Show Performers, LLC. (Incorporated by reference from the Annual Report on Form 10-K filed by the Registrant on February 27, 2015.)

3.14
First Amended and Restated Operating Agreement of Wynn Show Performers, LLC. (Incorporated by reference from the Registration Statement on Form S-4 (File No. 333-124052) filed by the Registrant on April 13, 2005.)

4.1
Indenture, dated as of April 28, 2010, by and among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., the Guarantors named therein and U.S. Bank National Association, as trustee. (Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on April 28, 2010.)

4.2
Indenture, dated as of August 4, 2010, by and among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., the Guarantors named therein and U.S. Bank National Association, as trustee. (Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on August 5, 2010.)

4.3
Indenture, dated as of March 12, 2012, by and among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., the Guarantors named therein and U.S. Bank National Association, as trustee. (Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on March 13, 2012.)

4.4
Indenture, dated as of May 22, 2013, by and among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., the Guarantors named therein and the U.S. Bank National Association, as trustee. (Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on May 22, 2013.)

4.5
Indenture, dated as of February 18, 2015, by and among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., the Guarantors named therein and U.S. Bank National Association, as trustee. (Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on February 18, 2015.)

4.6
Supplemental Indenture, dated as of February 18, 2015, to Indenture, dated as of April 28, 2010, among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., the Guarantors named therein and U.S. Bank National Association, as trustee. (Incorporated by reference from the Annual Report on Form 10-K filed by the Registrant on February 27, 2015.)

Exhibit No.	Description
4.7
Supplemental Indenture, dated as of February 18, 2015, to Indenture, dated as of August 4, 2010, by and among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., the Guarantors named therein and U.S. Bank National Association, as trustee. (Incorporated by reference from the Annual Report on Form 10-K filed by the Registrant on February 27, 2015.)

4.8
Supplemental Indenture, dated as of February 18, 2015, to Indenture, dated as of March 12, 2012, by and among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., the Guarantors named therein and U.S. Bank National Association, as trustee. (Incorporated by reference from the Annual Report on Form 10-K filed by the Registrant on February 27, 2015.)

4.9
Supplemental Indenture, dated as of February 18, 2015, to Indenture, dated as of May 22, 2013, by and among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., the Guarantors named therein and U.S. Bank National Association, as trustee. (Incorporated by reference from the Annual Report on Form 10-K filed by the Registrant on February 27, 2015.)

10.1
Amended and Restated Master Disbursement Agreement, dated as of October 25, 2007, by and among Wynn Las Vegas, LLC, Deutsche Bank Trust Company Americas, as the initial Bank Agent, and Deutsche Bank Trust Company Americas, as the initial disbursement agent. (Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on October 31, 2007.)

10.2
First Amendment to Amended and Restated Master Disbursement Agreement, dated as of October 31, 2007, by and among Wynn Las Vegas, LLC, Deutsche Bank Trust Company Americas, as the initial Bank Agent, and Deutsche Bank Trust Company Americas, as the initial disbursement agent. (Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on November 1, 2007.)

10.3
Second Amendment to Amended and Restated Master Disbursement Agreement, dated as of November 6, 2007, by and among Wynn Las Vegas, LLC, Deutsche Bank Trust Company Americas, as the Bank Agent, and Deutsche Bank Trust Company Americas, as the disbursement agent. (Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on November 13, 2007.)

10.4
Third Amendment to Amended and Restated Master Disbursement Agreement, dated as of October 19, 2009, by and among Wynn Las Vegas, LLC, Deutsche Bank Trust Company Americas, as the Bank Agent, and Deutsche Bank Trust Company Americas, as the disbursement agent. (Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on October 20, 2009.)

10.5
Fourth Amendment to Amended and Restated Master Disbursement Agreement, dated as of April 28, 2010, by and among Wynn Las Vegas, LLC, Deutsche Bank Trust Company Americas, as the Bank Agent, and Deutsche Bank Trust Company Americas, as the disbursement agent. (Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on April 28, 2010.)

10.6
Fifth Amendment to Amended and Restated Master Disbursement Agreement, dated as of August 4, 2010, by and among Wynn Las Vegas, LLC, Deutsche Bank Trust Company Americas, as the Bank Agent, and Deutsche Bank Trust Company Americas, as the disbursement agent. (Incorporated by reference from the Annual Report on Form 10-K filed by the Registrant on March 1, 2013.)

10.7
Sixth Amendment to Amended and Restated Master Disbursement Agreement, dated as of March 12, 2012, by and among Wynn Las Vegas, LLC, Deutsche Bank Trust Company Americas, as the Bank Agent, and Deutsche Bank Trust Company Americas, as the disbursement agent. (Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on March 13, 2012.)

10.8
Sixth Amended and Restated Art Rental and Licensing Agreement, dated as of July 1, 2012, between Stephen A. Wynn, as lessor, and Wynn Las Vegas, LLC, as lessee. (Incorporated by reference from the Quarterly Report on Form 10-Q filed by the Registrant on November 9, 2012.)

10.9
Management Agreement, made as of December 14, 2004, by and among Wynn Las Vegas, LLC, Wynn Show Performers, LLC, Wynn Las Vegas Capital Corp., Wynn Golf, LLC, World Travel, LLC, Las Vegas Jet, LLC, Wynn Sunrise, LLC, and Wynn Resorts, Limited. (Incorporated by reference from the Annual Report on Form 10-K filed by Wynn Resorts on March 15, 2005.)

10.10
First Amendment to Management Agreement, dated as of December 12, 2014, by and among Wynn Las Vegas, LLC, Wynn Show Performers, LLC, Wynn Las Vegas Capital Corp., Wynn Golf, LLC, World Travel, LLC, Las Vegas Jet, LLC, Wynn Sunrise, LLC, and Wynn Resorts, Limited. (Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on December 12, 2014.)

10.11
Termination Agreement, dated as of February 26, 2015, to Management Agreement, dated as of December 14, 2004, by and among Wynn Las Vegas, LLC, certain Wynn Las Vegas-related entities named therein, and Wynn Resorts, Limited. (Incorporated by reference from the Annual Report on Form 10-K filed by the Registrant on February 27, 2015.)

10.12
Management Fee and Corporate Allocation Agreement, dated as of February 26, 2015, by and among Wynn Las Vegas, LLC and Wynn Resorts, Limited. (Incorporated by reference from the Annual Report on Form 10-K filed by the Registrant on February 27, 2015.)

10.13
Intellectual Property License Agreement, dated as of December 14, 2004, by and among Wynn Resorts Holdings, LLC, Wynn Resorts, Limited and Wynn Las Vegas, LLC. (Incorporated by reference from the Annual Report on Form 10-K filed by Wynn Resorts on March 15, 2005.)

Exhibit No.	Description
10.14
2015 Intellectual Property License Agreement, dated as of February 26, 2015, by and among Wynn Resorts Holdings, LLC, Wynn Resorts, Limited and Wynn Las Vegas, LLC. (Incorporated by reference from the Quarterly Report on Form 10-Q filed by the Registrant on May 8, 2015.)

10.15
2013 Second Amended and Restated Agreement of Lease, dated as of November 7, 2013, by and between Wynn Las Vegas, LLC and Stephen A. Wynn. (Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on November 14, 2013.)

10.16
First Amendment to 2013 Second Amended and Restated Agreement of Lease, dated as of February 25, 2015, by and between Wynn Las Vegas, LLC and Stephen A. Wynn. (Incorporated by reference from the Annual Report on Form 10-K filed by the Registrant on February 27, 2015.)

10.17
Registration Rights Agreement, dated as of March 12, 2012, by and among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., Wynn Show Performers, LLC, Wynn Golf, LLC, Las Vegas Jet, LLC, World Travel, LLC, Wynn Sunrise, LLC, Kevyn, LLC, Deutsche Bank Securities Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities LLC. (Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on March 13, 2012.)

10.18
Credit Agreement, dated as of November 20, 2014, by and among Wynn America, LLC, as borrower, Wynn Las Vegas Holdings, LLC, Everett Property, LLC and Wynn MA, LLC, as guarantors, Deutsche Bank AG New York Branch, as administrative agent and collateral agent, Deutsche Bank Securities Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Credit Agricole Corporate and Investment Bank, Fifth Third Bank, SunTrust Robinson Humphrey, Inc., The Bank of Nova Scotia, BNP Paribas Securities Corp., Sumitomo Mitsui Banking Corporation and UBS Securities LLC, as joint lead arrangers and joint bookrunners, Morgan Stanley Senior Funding, Inc. and Bank of China, Los Angeles Branch, as arrangers, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as documentation agent, and the other lenders party thereto. (Incorporated by reference from the Annual Report on Form 10-K filed by the Registrant on February 27, 2015.)

*10.19
First Amendment to Credit Agreement, dated as of November 5, 2015, by and among Wynn America, LLC, as borrower, the Guarantors listed therein, Deutsche Bank AG New York Branch, as administrative agent on behalf of the several banks and other financial institutions or entities from time to time party to Wynn America, LLC's Credit Agreement, dated as of November 20, 2014.

*10.20
Second Amendment to Credit Agreement, dated as of December 21, 2015, by and among Wynn America, LLC, as borrower, the Guarantors listed therein, Deutsche Bank AG New York Branch, as administrative agent on behalf of the several banks and other financial institutions or entities from time to time party to Wynn America, LLC's Credit Agreement, dated as of November 20, 2014.

10.21
Completion Guaranty, dated as of November 20, 2014, by and among Wynn Resorts, Limited, and Deutsche Bank AG New York Branch, as administrative agent. (Incorporated by reference from the Annual Report on Form 10-K filed by the Registrant on February 27, 2015.)

10.22
Security Agreement, dated as of November 20, 2014, by and among Wynn America, LLC, Wynn Las Vegas Holdings, LLC, Everett Property, LLC and Wynn MA, LLC, as pledgors, and Deutsche Bank AG New York Branch, as collateral agent. (Incorporated by reference from the Annual Report on Form 10-K filed by the Registrant on February 27, 2015.)

*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350.
*101
The following financial information from the Company's Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on February 29, 2016 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets at December 31, 2015 and 2014, (ii) the Consolidated Statements of Comprehensive Loss for the years ended December 31, 2015, 2014 and 2013, (iii) the Consolidated Statements of Member's Deficit at December 31, 2015, 2014 and 2013, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013, and (iv) Notes to Consolidated Financial Statements.

* Filed herein

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 29, 2016	WYNN LAS VEGAS, LLC

	By	/s/ Maurice Wooden
Maurice Wooden
President
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Stephen A. Wynn	Chairman of the Board	February 29, 2016
Stephen A. Wynn

/s/ John J. Hagenbuch	Director	February 29, 2016
John J. Hagenbuch

/s/ Dr. Ray R. Irani	Director	February 29, 2016
Dr. Ray R. Irani

/s/ Robert J. Miller	Director	February 29, 2016
Robert J. Miller

/s/ Patricia Mulroy	Director	February 29, 2016
Patricia Mulroy

/s/ Clark T. Randt, Jr.	Director	February 29, 2016
Clark T. Randt, Jr.

/s/ Alvin V. Shoemaker	Director	February 29, 2016
Alvin V. Shoemaker

/s/ J. Edward Virtue	Director	February 29, 2016
J. Edward Virtue

/s/ D. Boone Wayson	Director	February 29, 2016
D. Boone Wayson

/s/ Maurice Wooden	President (Principal Executive Officer)	February 29, 2016
Maurice Wooden

/s/ Dean Lawrence	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 29, 2016
Dean Lawrence