Form 10-Q
period 2016-03-31
WYNN LAS VEGAS LLC
filed 2016-05-06
CIK 1180638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
Wynn Las Vegas Holdings, LLC owns all of the membership interests of the Registrant as of May 6, 2016.

The Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES
FORM 10-Q

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
WYNN LAS VEGAS, LLC AND SUBSIDIARIES
(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31, 2016	December 31, 2015
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$73,939	$77,062
Receivables, net	112,022	119,356
Inventories	48,295	51,293
Prepaid expenses and other	38,160	29,162
Total current assets	272,416	276,873
Property and equipment, net	2,805,178	2,825,239
Intangible assets, net	1,387	1,387
Other assets	40,830	41,487
Investment in unconsolidated affiliates	—	727
Total assets	$3,119,811	$3,145,713
LIABILITIES AND MEMBER'S DEFICIT
Current liabilities:
Accounts payable	$30,138	$42,992
Customer deposits	83,980	84,094
Gaming taxes payable	10,612	11,610
Accrued compensation and benefits	61,921	52,312
Accrued interest	17,408	48,939
Other accrued liabilities	24,424	23,290
Due to affiliates, net	12,701	7,331
Total current liabilities	241,184	270,568
Long-term debt	3,166,346	3,165,499
Other long-term liabilities	2,259	2,426
Total liabilities	3,409,789	3,438,493
Commitments and contingencies (Note 8)
Member's deficit:
Contributed capital	957,916	957,138
Accumulated deficit	(1,247,894)	(1,249,918)
Total member's deficit	(289,978)	(292,780)
Total liabilities and member's deficit	$3,119,811	$3,145,713

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES
(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2016	2015
Operating revenues:
Casino	$160,960	$161,779
Rooms	105,139	99,640
Food and beverage	110,927	114,455
Entertainment, retail and other	55,225	56,066
Gross revenues	432,251	431,940
Less: promotional allowances	(42,816)	(44,910)
Net revenues	389,435	387,030
Operating costs and expenses:
Casino	74,521	78,875
Rooms	36,521	35,519
Food and beverage	74,433	71,834
Entertainment, retail and other	33,577	33,962
General and administrative	61,737	61,077
Provision for doubtful accounts	5,254	1,761
Management and license fees	12,325	8,131
Pre-opening costs	706	—
Depreciation and amortization	45,194	46,240
Property charges and other	155	2,031
Total operating costs and expenses	344,423	339,430
Operating income	45,012	47,600
Other income (expense):
Interest income	—	6
Interest expense	(43,004)	(48,125)
Loss on extinguishment of debt	—	(118,517)
Equity in income from unconsolidated affiliates	16	48
Other income (expense), net	(42,988)	(166,588)
Net income (loss)	2,024	(118,988)
Other comprehensive income	—	—
Total comprehensive income (loss)	$2,024	$(118,988)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES
(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$2,024	$(118,988)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	45,194	46,240
Stock-based compensation expense	778	664
Amortization of deferred financing costs and other	847	1,529
Loss on extinguishment of debt	—	118,517
Provision for doubtful accounts	5,254	1,761
Property charges and other	117	1,982
Equity in income of unconsolidated affiliates, net of distributions	—	(48)
Increase (decrease) in cash from changes in:
Receivables, net	2,079	33,319
Inventories and prepaid expenses and other	(4,981)	(2,147)
Accounts payable and accrued expenses	(34,971)	(57,308)
Due to affiliates, net	5,622	(190,686)
Net cash provided by (used in) operating activities	21,963	(165,165)
Cash flows from investing activities:
Capital expenditures, net of construction payables and retention	(23,379)	(21,030)
Return of investment in unconsolidated affiliates	727	—
Purchase of other assets	(1,132)	(2,780)
Due to affiliates, net	(1,749)	7,424
Proceeds from sale of assets	447	—
Net cash used in investing activities	(25,086)	(16,386)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	1,800,000
Restricted cash	—	(163,046)
Repurchase of first mortgage notes	—	(1,452,374)
Payments of financing costs	—	(126,411)
Net cash provided by financing activities	—	58,169
Cash and cash equivalents:
Decrease in cash and cash equivalents	(3,123)	(123,382)
Balance, beginning of period	77,062	266,360
Balance, end of period	$73,939	$142,978

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

Wynn Las Vegas Capital Corp. ("Wynn Capital") is a wholly owned subsidiary of the Company organized solely for the purpose of obtaining financing for Wynn Las Vegas. Wynn Capital is authorized to issue 2,000 shares of common stock, par value $0.01. At March 31, 2016, the Company owned the one share that was issued and outstanding. Wynn Capital has neither any significant net assets nor has had any operating activity. Its sole function is to serve as the co-issuer of the mortgage and senior notes. Wynn Las Vegas, LLC and Wynn Capital together are hereinafter referred to as the "Issuers".

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles ("GAAP") have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results for the interim periods have been made. The results for the three months ended March 31, 2016 are not necessarily indicative of results to be expected for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.

Note 2 - Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. In April 2016, the Company dissolved its 50%-owned joint venture operating the Ferrari and Maserati automobile dealership inside Wynn Las Vegas, which was closed in October 2015 and was accounted for under the equity method. All significant intercompany accounts and transactions have been eliminated.

Certain amounts in the Condensed Consolidated Statements of Cash Flows for the previous year have been reclassified to be consistent with the current year presentation. The payment of deposits on property and equipment, previously presented in purchase of other assets in investing activities, is now presented in capital expenditures in investing activities.  The amount of deposits on property and equipment that have been reclassified for the three months ended March 31, 2015 was $7.6 million. The reclassification had no effect on the previously reported net cash used in investing activities.

Cash and Cash Equivalents

Cash and cash equivalents are comprised of highly liquid investments with original maturities of three months or less. Cash equivalents are carried at cost, which approximates fair value.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES
(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Accounts Receivable and Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of casino accounts receivable. The Company issues credit in the form of "markers" to approved casino customers following investigations of creditworthiness. As of March 31, 2016 and December 31, 2015, approximately 77.1% and 80.1%, respectively, of the Company's markers were due from customers residing outside the United States, primarily in Asia. Business or economic conditions or other significant events in these countries could affect the collectability of such receivables.

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

Deferred Financing Costs

Direct and incremental costs incurred and original issue discounts and premiums in connection with the issuance of long-term debt are deferred and amortized to interest expense using the effective interest method or, if amounts approximate the effective interest method, on a straight-line basis. Deferred financing costs incurred in connection with the issuance of long-term debt are presented as a direct reduction of long-term debt on the Condensed Consolidated Balance Sheets. See the Recently Issued and Adopted Accounting Standards section below for details on the presentation change of deferred financing costs.

Revenue Recognition and Promotional Allowances

The Company recognizes revenues at the time persuasive evidence of an arrangement exists, the service is provided or the retail goods are sold, prices are fixed or determinable and collection is reasonably assured.

Casino revenues are measured by the aggregate net difference between gaming wins and losses, with liabilities recognized for funds deposited by customers before gaming play occurs and for chips in the customers' possession. Cash discounts and other cash incentives related to casino play are recorded as a reduction to casino revenues. Hotel, food and beverage, entertainment and other operating revenues are recognized when services are performed. Entertainment, retail and other revenue includes rental income, which is recognized on a time proportion basis over the lease term. Contingent rental income is recognized when the right to receive such rental income is established according to the lease agreements. Advance deposits on rooms and advance ticket sales are recorded as customer deposits until services are provided to the customer.

Revenues are recognized net of certain sales incentives, which are required to be recorded as a reduction of revenues; consequently, the Company's casino revenues are reduced by discounts and points earned by customers from the Company's loyalty program.

The retail value of accommodations, food and beverage, and other services furnished to guests without charge is included in gross revenues. Such amounts are then deducted as promotional allowances. The estimated retail value of providing such promotional allowances are as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Rooms	$18,361	$18,763
Food and beverage	19,532	21,040
Entertainment, retail and other	4,923	5,107
	$42,816	$44,910

WYNN LAS VEGAS, LLC AND SUBSIDIARIES
(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The estimated cost of providing such promotional allowances, which is included primarily in casino expenses, is as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Rooms	$7,840	$8,481
Food and beverage	15,762	16,306
Entertainment, retail and other	3,202	3,180
	$26,804	$27,967

Gaming Taxes

The Company is subject to taxes based on gross gaming revenues in the jurisdiction in which it operates, subject to applicable jurisdictional adjustments. These gaming taxes are an assessment on the Company's gross gaming revenues and are recorded as casino expenses in the accompanying Condensed Consolidated Statements of Comprehensive Income (Loss). These taxes totaled $11.1 million and $11.5 million for the three months ended March 31, 2016 and 2015, respectively.

Stock-Based Compensation

The Company accounts for stock-based compensation related to equity shares of Wynn Resorts granted to its employees in accordance with accounting standards which require the compensation cost relating to share-based payment transactions be recognized in the Company's Condensed Consolidated Statements of Comprehensive Income (Loss). The cost is measured at the grant date, based on the estimated fair value of the award using the Black-Scholes option pricing model for stock options, and based on the closing share price of the Company's stock on the grant date for nonvested share awards. The cost is recognized as an expense on a straight-line basis over the employee's requisite service period (the vesting period of the award), net of estimated forfeitures. For the three months ended March 31, 2016 and 2015, the Company recorded $0.8 million and $0.7 million, respectively, of stock-based compensation with a corresponding increase to contributed capital.

Recently Issued and Adopted Accounting Standards

In March 2016, the Financial Accounting Standards Board ("FASB") issued an accounting standards update, which involves several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Under the new guidance, income tax benefits and deficiencies are to be recognized as income tax expense or benefit in the income statement and the tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. An entity should also recognize excess tax benefits regardless of whether the benefit reduces taxes payable in the current period. Excess tax benefits should be classified along with other income tax cash flows as an operating activity. In regards to forfeitures, the entity may make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. The effective date for this guidance is for financial statements for fiscal years beginning after December 15, 2016, and interim periods within those fiscal periods and early application is permitted. The Company is currently assessing the impact the adoption of this guidance will have on its consolidated financial statements.

In February 2016, the FASB issued an accounting standards update, which changes the accounting for leases and requires expanded disclosures about leasing activities. Under the new guidance, lessees will be required to recognize a right-of-use asset and lease liability, measured on a discounted basis, at the commencement date for all leases with terms greater than 12 months. Lessor accounting will remain largely unchanged, other than certain targeted improvements intended to align lessor accounting with the lessee accounting model and with the updated revenue recognition guidance issued in 2014. Lessees and lessors are required to apply a modified retrospective transition approach for leases existing at the beginning of the earliest comparative period presented in the adoption-period financial statements. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years and early adoption is permitted. The Company is currently assessing the impact the adoption of this standard will have on its consolidated financial statements.

In July 2015, the FASB issued an accounting standards update which changes the measurement principle for inventories valued under the first-in, first-out or weighted-average methods from the lower of cost or market to the lower of cost and net

WYNN LAS VEGAS, LLC AND SUBSIDIARIES
(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

realizable value. Net realizable value is defined by FASB as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The effective date for this guidance is for financial statements for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. The Company does not anticipate that the adoption of this standard will have a material effect on the Company's financial condition, results of operations, or cash flows.

In April 2015, the FASB issued an accounting standards update that requires deferred financing costs related to a recognized debt liability be presented on the balance sheet as a direct reduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for deferred financing costs are not affected by the amendments in this update. In August 2015, the FASB issued an accounting standards update which clarifies that the guidance issued in April 2015 does not apply to line-of-credit arrangements. According to the additional guidance, deferred financing costs related to line-of-credit arrangements will continue to be presented as an asset and subsequently amortized ratably over the term of the arrangement. The effective date for this guidance is for financial statements for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The Company adopted the guidance on January 1, 2016, with retrospective application in the accompanying Condensed Consolidated Balance Sheet at December 31, 2015. This change in accounting principle resulted in net deferred financing costs of $34.5 million incurred in connection with the issuance of the Company's long-term debt being reclassified from noncurrent assets to a direct reduction of the long-term debt balance.

In May 2014, the FASB issued an accounting standards update that amends the FASB Accounting Standards Codification and creates a new topic for Revenue from Contracts with Customers. The new guidance is expected to clarify the principles for revenue recognition and to develop a common revenue standard for GAAP applicable to revenue transactions. This guidance provides that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. This guidance also provides substantial revision of interim and annual disclosures. The update allows for either full retrospective adoption, meaning the guidance is applied for all periods presented, or modified retrospective adoption, meaning the guidance is applied only to the most current period presented in the financial statements with the cumulative effect of initially applying the guidance recognized at the date of initial application. In August 2015, the FASB issued an accounting standards update which defers the effective date of the new revenue recognition accounting guidance by one year, to annual and interim periods beginning after December 15, 2017. Early application is permitted for annual and interim periods beginning after December 15, 2016. The Company will adopt this standard effective January 1, 2018. The Company is currently assessing the impact the adoption of this standard will have on its consolidated financial statements.

Note 3 - Receivables, net

Receivables, net consisted of the following (in thousands):

	March 31, 2016	December 31, 2015
Casino	$113,968	$116,723
Hotel	18,615	20,014
Retail leases and other	12,608	21,288
	145,191	158,025
Less: allowance for doubtful accounts	(33,169)	(38,669)
	$112,022	$119,356

WYNN LAS VEGAS, LLC AND SUBSIDIARIES
(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 4 - Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	March 31, 2016	December 31, 2015
Land and improvements	$623,918	$623,866
Buildings and improvements	2,639,749	2,630,788
Furniture, fixtures and equipment	1,415,082	1,419,018
Construction in progress	27,281	12,294
	4,706,030	4,685,966
Less: accumulated depreciation	(1,900,852)	(1,860,727)
	$2,805,178	$2,825,239

Note 5 - Long-Term Debt

Long-term debt consisted of the following (in thousands):

	March 31, 2016	December 31, 2015
5 3/8% First Mortgage Notes, due March 15, 2022, net of debt issuance costs of $7,526 at March 31, 2016 and $7,791 at December 31, 2015	$892,474	$892,209
4 1/4% Senior Notes, due May 30, 2023, net of debt issuance costs of $3,094 at March 31, 2016 and $3,183 at December 31, 2015	496,906	496,817
5 1/2% Senior Notes, due March 1, 2025, net of debt issuance costs of $23,034 at March 31, 2016 and $23,527 at December 31, 2015	1,776,966	1,776,473
	3,166,346	3,165,499
Current portion of long-term debt	—	—
	$3,166,346	$3,165,499

First Mortgage Notes due 2020

On February 10, 2015, the Issuers commenced a cash tender offer for any and all of the outstanding aggregate principal amounts of the 7 7/8% First Mortgage Notes due May 1, 2020 and the 7 3/4% First Mortgage Notes due August 15, 2020 (the "2020 Notes"). The premium portion of the aggregate total consideration was $101.2 million and was recorded as a loss on extinguishment of debt in the accompanying Condensed Consolidated Statements of Comprehensive Income (Loss). In connection with the cash tender, the Company expensed $17.2 million of unamortized deferred financing costs and original issue discount related to the 2020 Notes and incurred other fees of $0.1 million that are included in loss on extinguishment of debt in the accompanying Condensed Consolidated Statements of Comprehensive Income (Loss).

Debt Covenant Compliance

As of March 31, 2016, management believes the Company was in compliance with all debt covenants.

Fair Value of Long Term Debt

The estimated fair value of the Company's long-term debt as of March 31, 2016 and December 31, 2015 was approximately $3.06 billion and $2.93 billion, respectively, compared to its carrying value of $3.17 billion. The estimated fair value of the Company's long-term debt is based on recent trades, if available, and indicative pricing from market information (Level 2 inputs).

WYNN LAS VEGAS, LLC AND SUBSIDIARIES
(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 6 - Related Party Transactions

Amounts Due to Affiliates, net

The Company periodically settles net amounts due to affiliates with cash payments. Amounts are primarily comprised of management and license fees, construction related payables and corporate allocations. As of March 31, 2016 and December 31, 2015, the Company's net current due to affiliates were $12.7 million and $7.3 million, respectively.

Management fee and corporate allocations

In February 2015, the Company entered into a new corporate support services agreement with Wynn Resorts and terminated the prior agreement. Wynn Resorts provides the Company legal, accounting, human resources, information services, real estate, and other corporate support services. Under the agreement, the corporate support service allocations have been determined on a basis that Wynn Resorts and the Company consider to be reasonable estimates of the utilization of service provided or the benefit received by the Company. Wynn Resorts maintains corporate offices at Wynn Las Vegas without charge from the Company and aircraft operated by Wynn Resorts are available for use by the Company. In addition, the Company pays a management fee of 1.5% of net revenues. For the three months ended March 31, 2016 and 2015, $9.7 million and $11.3 million, respectively, were charged to the Company under the corporate support services agreement.

Intellectual Property

Under an agreement with Wynn Resorts and a wholly owned subsidiary of Wynn Resorts, the Company licenses certain intellectual property, including certain trademarks, domain names, copyrights and service marks in connection with a variety of goods and services. The Company currently has two agreements in effect. Under the agreement, dated December 14, 2004 ("2004 IP Agreement"), which relates to intellectual property existing on or before December 14, 2004, the Company is not charged a licensing fee. Under the agreement, dated February 26, 2015, which relates to intellectual property existing after December 14, 2004, the monthly license fee payable is 1.5% of gross monthly revenues until the 2004 IP Agreement is terminated and 3% of gross monthly revenues once the 2004 IP Agreement is terminated. For the three months ended March 31, 2016 and 2015, $6.5 million and $2.3 million, respectively, of licensing fees were charged to the Company.

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

On June 19, 2012, Elaine Wynn asserted a cross claim against Mr. Wynn and Aruze seeking a declaration that (1) any and all of Elaine Wynn's duties under the Stockholders Agreement shall be discharged; (2) the Stockholders Agreement is subject to rescission and is rescinded; (3) the Stockholders Agreement is an unreasonable restraint on alienation in violation of public policy; and/or (4) the restrictions on sale of shares shall be construed as inapplicable to Elaine Wynn. On March 28, 2016, Elaine Wynn filed an amended cross claim which added Wynn Resorts and Wynn Resorts' General Counsel (together with Mr. Wynn, the "Wynn Cross Defendants") as cross defendants. The amended cross claim substantially repeats its earlier allegations and further alleges that Mr. Wynn engaged in acts of misconduct that, with the Wynn Cross Defendants, resulted in Mr. Wynn allegedly breaching the Stockholders Agreement and violating alleged duties under the Stockholders Agreement by preventing Elaine Wynn from being nominated and elected to serve as one of Wynn Resorts' directors.  In addition to continuing to seek the declarations asserted under the original cross claim, the amended cross claim seeks an order compelling Mr. Wynn to comply with the Stockholders Agreement by assuring the nomination and election of Elaine Wynn to the Board of Directors and seeks unspecified monetary damages from Mr. Wynn and the Wynn Cross Defendants.  The Wynn Cross Defendants filed motions to dismiss and a motion to sever in April 2016 and will vigorously defend against the claims asserted against them.  On May 5, 2016, the court granted Wynn Resorts' and Wynn Resorts' General Counsel's motions to dismiss and denied Mr. Wynn's motion to dismiss.  Mr. Wynn is continuing to oppose Elaine Wynn's cross claim.  The motion to sever is scheduled to be heard by the court on May 26, 2016.

The indenture for Wynn Las Vegas, LLC's 4 1/4% Senior Notes due 2023 (the "2023 Indenture") provides that if Mr. Wynn, together with certain related parties, in the aggregate beneficially owns a lesser percentage of the voting power of the outstanding common stock of Wynn Resorts than is beneficially owned by any other person, a change of control will have occurred. The indenture for Wynn Las Vegas, LLC's 5 1/2% Senior Notes due 2025 (the "2025 Indenture") provides that if any event constitutes a "change of control" under the 2023 Indenture, it will constitute a change of control under the 2025 Indenture. If the Stockholders Agreement is determined not to be enforceable pursuant to Elaine Wynn’s cross claim, Mr. Wynn would not beneficially own or control Elaine Wynn's shares, which could increase the likelihood that a change in control may occur under the Wynn Las Vegas debt documents. Under the 2023 Indenture and the 2025 Indenture, if (1) a change of control occurs and (2) at any time within 60 days after that occurrence, the 4 1/4% Senior Notes due 2023 or the 5 1/2% Senior Notes due 2025, as applicable, are rated below investment grade by both rating agencies that rate such notes, Wynn Resorts is required to make an offer to each applicable holder to repurchase all or any part of such holder's notes at a purchase price equal to 101% of the aggregate principal amount thereof plus accrued and unpaid interest on the notes purchased, if any, to the date of repurchase (unless the notes have been previously called for redemption).

WYNN LAS VEGAS, LLC AND SUBSIDIARIES
(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Wynn Resorts' Complaint and the Okada Parties' Counterclaim have been, and continue to be, challenged through motion practice. At a hearing held on November 13, 2012, the Nevada state court granted the Wynn Parties' motion to dismiss the Counterclaim with respect to the Okada Parties' claim under the Nevada Racketeer Influenced and Corrupt Organizations Act with respect to certain Wynn Resorts executives but otherwise denied the motion. At a hearing held on January 15, 2013, the court denied the Okada Parties' motion to dismiss Wynn Resorts' Complaint. On April 22, 2013, Wynn Resorts filed a second amended complaint. On August 30, 2013, the Okada Parties filed their third amended Counterclaim. On September 18, 2013, Wynn Resorts filed a Partial Motion to Dismiss related to a claim in the third amended Counterclaim alleging civil extortion by Mr. Wynn and Wynn Resorts' General Counsel. On October 29, 2013, the court granted the motion and dismissed the claim. On November 26, 2013, the Okada Parties filed their fourth amended Counterclaim, and Wynn Resorts filed an answer to that pleading on December 16, 2013. On September 16, 2014, Aruze filed a motion for partial summary judgment related to its counterclaim alleging Wynn Resorts' directors violated the terms of the Articles by failing to pay Aruze fair value for the redeemed shares. At a hearing held on October 21, 2014, the court denied Aruze's motion. On October 10, 2014, the Okada Parties filed a motion for partial judgment on the pleadings principally to seek dismissal of certain breach of fiduciary claims against Mr. Okada included in Wynn Resorts' Complaint. On November 13, 2014, the court denied the motion and issued an order setting the trial and trial-related dates. On April 14, 2016, the court entered a new stipulation between the parties for a discovery schedule closing on November 1, 2016. The trial is scheduled to begin on February 6, 2017.

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

WYNN LAS VEGAS, LLC AND SUBSIDIARIES
(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Litigation Commenced by Kazuo Okada

Japan Action:

On August 28, 2012, Mr. Okada, Universal Entertainment Corporation and Okada Holdings ("Okada Japan Parties") filed a complaint in Tokyo District Court against the Wynn Parties, alleging that the press release issued by Wynn Resorts with respect to the redemption has damaged plaintiffs' social evaluation and credibility. The Okada Japan Parties seek damages and legal fees from the Wynn Parties. After asking the Okada Japan Parties to clarify the allegations in their complaint, the Wynn Parties objected to the jurisdiction of the Japanese court. On April 30, 2013, the Wynn Parties filed a memorandum in support of their jurisdictional position. On October 21, 2013, the court dismissed the action on jurisdictional grounds. On November 1, 2013, the Okada Japan Parties filed an appeal moving the matter to the Tokyo High Court. On June 11, 2014, the Tokyo High Court ruled in favor of the Wynn Parties and upheld the motion for dismissal. On June 25, 2014, the Okada Japan Parties filed a notice of appeal to the Supreme Court of Japan. The Supreme Court of Japan dismissed the appeal as to all of the individuals (including Wynn Resorts directors) in February 2016 and as to Wynn Resorts in March 2016, thus upholding the motion for dismissal of the Okada Japan Parties' defamation action against the Wynn Parties.

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

Macau Action:

On July 3, 2015, Wynn Macau, Limited announced that the Okada Parties filed a complaint in the Court of First Instance of Macau ("Macau Court") against Wynn Macau SA and certain individuals who are or were directors of Wynn Macau SA and or Wynn Macau, Limited (collectively, the "Wynn Macau Parties").  The principal allegations in the lawsuit are that the redemption of the Okada Parties' shares in Wynn Resorts was improper and undervalued, that the previously disclosed payment by Wynn Macau SA to an unrelated third party in consideration of relinquishment by that party of certain rights in and to any future development on the land in Cotai where Wynn Resorts is building Wynn Palace was unlawful and that previously disclosed donation by Wynn Resorts to the University of Macau Development Foundation was unlawful.  The plaintiffs seek dissolution of Wynn Macau SA and compensatory damages. The Okada Parties recently released one of the defendants from the lawsuit. The Macau Court has served the complaint on all of the remaining defendants and the Wynn Macau Parties are in the process of preparing a response.

The Company believes these actions commenced by Okada Parties discussed above are without merit and will vigorously defend the Wynn Macau Parties against them.  Management has determined that based on proceedings to date, it is currently unable to determine the probability of the outcome of these actions or the range of reasonably possible loss, if any.

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

The Federal Plaintiffs filed a consolidated complaint on August 6, 2012, asserting claims for: (1) breach of fiduciary duty; (2) waste of corporate assets; (3) injunctive relief; and (4) unjust enrichment. The claims were against Wynn Resorts and all of Wynn Resorts' directors, including Mr. Okada; however, the plaintiffs voluntarily dismissed Mr. Okada as a defendant in this consolidated action on September 27, 2012. The Federal Plaintiffs claimed that the individual defendants breached their fiduciary duties and wasted assets by: (a) failing to ensure Wynn Resorts' officers and directors complied with federal and state laws and Wynn Resorts' Code of Conduct; (b) voting to allow Wynn Resorts' subsidiary to make the donation to the University of Macau Development Foundation; and (c) redeeming Aruze's stock such that Wynn Resorts incurs the debt associated with the redemption. The Federal Plaintiffs seek unspecified compensatory damages, restitution in the form of disgorgement, reformation of corporate governance procedures, an injunction against all future payments related to the donation/pledge, and all fees (attorneys, accountants, and experts) and costs. The directors responded to the consolidated complaint by filing a motion to dismiss on September 14, 2012. On February 1, 2013, the federal court dismissed the complaint for failure to plead adequately the futility of a pre-suit demand on the Board. The dismissal was without prejudice to the Federal Plaintiffs' ability to file a motion within 30 days seeking leave to file an amended complaint. On April 9, 2013, the Federal Plaintiffs filed their amended complaint. Wynn Resorts and the directors filed their motion to dismiss the amended complaint on May 23, 2013. On March 13, 2014, the federal court granted the motion to dismiss and entered judgment in favor of Wynn Resorts and directors and against the Federal Plaintiffs without prejudice. On April 10, 2014, the Federal Plaintiffs filed a notice of appeal to the United States Court of Appeals for the Ninth Circuit. Oral argument is scheduled for May 2016.

The two state court actions brought by the following plaintiffs also have been consolidated: (1) IBEW Local 98 Pension Fund and (2) Danny Hinson (collectively, the "State Plaintiffs"). Through a coordination of efforts by all parties, the directors and Wynn Resorts (a nominal defendant) have been served in all of the actions. The State Plaintiffs filed a consolidated complaint on July 20, 2012 asserting claims for (1) breach of fiduciary duty; (2) abuse of control; (3) gross mismanagement; and (4) unjust enrichment. The claims are against Wynn Resorts and all of Wynn Resorts' directors during the applicable period, including Mr. Okada, as well as Wynn Resorts' Chief Financial Officer who signed financial disclosures filed with the SEC during the applicable periods. The State Plaintiffs claim that the individual defendants failed to disclose to Wynn Resorts' stockholders the investigation into, and the dispute with director Okada as well as the alleged potential violations of the FCPA related to, the University of Macau Development Foundation donation. The State Plaintiffs seek unspecified monetary damages (compensatory and punitive), disgorgement, reformation of corporate governance procedures, an order directing Wynn Resorts to internally investigate the donation, as well as attorneys' fees and costs. On October 13, 2012, the court entered the parties' stipulation providing for a stay of the state derivative action for 90 days subject to the parties' obligation to monitor the progress of the pending litigation, discussed above, between Wynn Resorts (among others) and Mr. Okada (among others). Per the stipulation, Wynn Resorts and the individual defendants were not required to respond to the consolidated complaint while the stay remained in effect. Following the expiration of the stay, the State Plaintiffs advised Wynn Resorts and the individual defendants that they intended to resume the action by filing an amended complaint, which they did, on April 26, 2013. Wynn Resorts and directors filed their motion to dismiss on June 10, 2013. However, on July 31, 2013, the parties agreed to a stipulation that was submitted to, and approved by the court. The stipulation contemplates a stay of the consolidated state court

WYNN LAS VEGAS, LLC AND SUBSIDIARIES
(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

derivative action of equal duration as the Stay entered by the court in the Redemption Action. On June 18, 2014, the court entered a new stipulation between the parties that provides for further stay of the state derivative action and directs the parties, within 45 days of the conclusion of the latter of the Redemption Action or the federal derivative action, to discuss how the state derivative action should proceed and to file a joint report with the court.

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
(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q and our consolidated financial statements appearing in our annual report on Form 10-K for the year ended December 31, 2015. Unless the context otherwise requires, all references herein to the "Company," "we," "us" or "our," or similar terms, refer to Wynn Las Vegas, LLC, a Nevada limited liability company and its consolidated subsidiaries. This discussion and analysis contains forward-looking statements. Please refer to the section below entitled "Special Note Regarding Forward-Looking Statements."

Overview

We are a developer, owner and operator of destination casino resorts (integrated resorts). We currently own and operate Wynn Las Vegas | Encore ("Wynn Las Vegas"), an integrated destination casino resort in Las Vegas, Nevada. Wynn Las Vegas | Encore is located at the intersection of the Las Vegas Strip and Sands Avenue and occupies approximately 215 acres of land fronting the Las Vegas Strip. We own approximately 18 acres across Sands Avenue, a portion of which is utilized for employee parking and an office building. We also utilize approximately five acres adjacent to the golf course on which an office building is located. We lease approximately 140 acres where the golf course is located, along with related water rights, from Wynn Resorts.

Wynn Las Vegas | Encore features the following as of April 15, 2016:

•
Approximately 186,000 square feet of casino space, offering 24-hour gaming and a full range of games with 238 table games and 1,887 slot machines, private gaming salons, a sky casino, a poker room and a race and sports book;

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

•	Approximately 290,000 square feet of meeting and convention space;

•	Three nightclubs and a beach club;

•	A specially designed theater presenting "Le Rêve-The Dream," a water-based theatrical production and a theater presenting "Steve Wynn's ShowStoppers," a Broadway-style entertainment production; and

•	Recreation and leisure facilities, including an 18-hole golf course, swimming pools, private cabanas, two full service spas and salons, and a wedding chapel.

Construction and Future Development

In response to our evaluation of our property and our commitment to creating a unique customer experience, we have made and expect to continue to make enhancements and refinements to this resort. In October 2015, we closed the Ferrari and Maserati automobile dealership inside Wynn Las Vegas. We plan to transform the dealership and adjacent space into more than 75,000 square feet of additional high-end retail space.

Key Operating Measures

Certain key operating measures specific to the gaming industry are included in our discussion of our operational performance for the periods for which Condensed Consolidated Statements of Comprehensive Income (Loss) are presented. Below are definitions of these key operating measures discussed:

•	Table drop is the amount of cash and net markers issued that are deposited in a gaming table's drop box.

•	Table games win is the amount of table drop that is retained and recorded as casino revenues.

•	Slot win is the amount of handle (representing the total amount wagered) that is retained by us and is recorded as casino revenues.

•
Average daily rate ("ADR") is calculated by dividing total room revenues, including the retail value of promotional allowances (less service charges, if any), by total rooms occupied including complimentary rooms.

•	Revenue per available room ("REVPAR") is calculated by dividing total room revenues, including the retail value of promotional allowances (less service charges, if any), by total rooms available.

•	Occupancy is calculated by dividing total occupied rooms, including complimentary rooms, by the total rooms available.

Results of Operations

Summary first quarter 2016 results

	Three Months Ended March 31,
(dollars in thousands)	2016	2015	Percent Change
Net revenues	$389,435	$387,030	0.6
Net income (loss)	$2,024	$(118,988)	101.7
Adjusted Property EBITDA	$109,024	$110,677	(1.5)

During the three months ended March 31, 2016, net income was $2.0 million, compared to a net loss of $119.0 million for the same period of 2015. During the three months ended March 31, 2015, we experienced a net loss primarily due to $118.5 million in losses from the extinguishment of debt related to the purchase of the 7 7/8% First Mortgage Notes due May 1, 2020 (the "7 7/8% 2020 Notes") and the 7 3/4% First Mortgage Notes due August 15, 2020 (the "7 3/4% 2020 Notes" and together with the 7 7/8% 2020 Notes, the "2020 Notes") pursuant to a cash tender offer.

During the three months ended March 31, 2016, Adjusted Property EBITDA was $109.0 million, compared to $110.7 million for the same period of 2015. The decrease is primarily due to a decline in operating income from our food and beverage operations.

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

Financial results for the three months ended March 31, 2016 compared to the three months ended March 31, 2015.

Net revenues

Non-casino revenues consist of operating revenues from rooms, food and beverage, entertainment, retail and other, less promotional allowances. The following table presents net revenues from our casino and non-casino revenues (dollars in thousands).

	Three Months Ended March 31,
	2016	2015	Percent Change
Net revenues
Casino revenues	$160,960	$161,779	(0.5)
Non-casino revenues	228,475	225,251	1.4
	$389,435	$387,030	0.6

Casino revenues were 41.3% of total net revenues for the three months ended March 31, 2016, compared to 41.8% of total net revenues for the same period of 2015, while non-casino revenues were 58.7% of total revenues, compared to 58.2% for the same period of 2015.

Casino revenues

Casino revenues decreased by 0.5%, or $0.8 million, to $161.0 million for the three months ended March 31, 2016, from $161.8 million in the same period of 2015. The decrease in casino revenues is attributable to a 17.2% decrease in table drop, primarily from international customers, partially offset by an increase in table games win percentage of 2.6 percentage points.

The table below sets forth our casino revenues and associated key operating measures related to our operations (dollars in thousands, except for win per unit per day).

	Three Months Ended March 31,
	2016	2015	Increase/(Decrease)	Percent Change
Total casino revenues	$160,960	$161,779	$(819)	(0.5)
Average number of table games	237	237	—	—
Table drop	$475,162	$573,612	$(98,450)	(17.2)
Table games win	$125,046	$135,679	$(10,633)	(7.8)
Table games win %	26.3%	23.7%	2.6
Table games win per unit per day	$5,792	$6,351	$(559)	(8.8)

Average number of slot machines	1,889	1,854	35	1.9
Slot machine handle	$717,460	$762,184	$(44,724)	(5.9)
Slot machine win	$49,584	$48,417	$1,167	2.4
Slot machine win per unit per day	$289	$290	$(1)	(0.3)

Non-casino revenues

Non-casino revenues increased 1.4%, or $3.2 million, to $228.5 million for the three months ended March 31, 2016, from $225.3 million for the same period of 2015, primarily due to a 5.5% increase in room revenues.

Room revenues increased by 5.5%, or $5.5 million, to $105.1 million for the three months ended March 31, 2016, compared to $99.6 million for the same period of 2015. The increase is primarily attributable to a 5.3% increase in ADR to $298 for the three months ended March 31, 2016, compared to $283 for the same period of 2015.

The table below sets forth our room revenues and associated key operating measures related to our operations.

	Three Months Ended March 31,
	2016	2015	Percent Change (a)
Total room revenues (dollars in thousands)	$105,139	$99,640	5.5
Occupancy	81.7%	83.0%	(1.3)
ADR	$298	$283	5.3
REVPAR	$243	$235	3.4
(a) Except occupancy, which is presented as a percentage point change.

Food and beverage revenues decreased 3.1%, or $3.5 million, to $110.9 million for the three months ended March 31, 2016, from $114.5 million for the same period of 2015, primarily due to one of our nightclubs being closed for re-branding during the three months ended March 31, 2016.

Promotional allowances decreased 4.7%, or $2.1 million, to $42.8 million for the three months ended March 31, 2016, from $44.9 million for the same period of 2015, primarily as a result of less complimentaries due to the decrease in table drop.

Operating costs and expenses

Operating costs and expenses were $344.4 million for the three months ended March 31, 2016, compared to $339.4 million for the same period of 2015, representing a 1.5% increase.

Casino expenses decreased 5.5%, or $4.4 million, to $74.5 million for the three months ended March 31, 2016, from $78.9 million for the same period of 2015, primarily due to a decrease in gaming taxes and other expenses associated with the casino revenues decrease.

Room expenses increased 2.8%, or $1.0 million, to $36.5 million for the three months ended March 31, 2016, from $35.5 million for the same period of 2015, primarily due to an increase in payroll related expenses.

Food and beverage expenses increased 3.6%, or $2.6 million, to $74.4 million for the three months ended March 31, 2016, from $71.8 million for the same period of 2015. The increase is primarily due to an increase in payroll related expenses.

Provision for doubtful accounts increased $3.5 million to $5.3 million for the three months ended March 31, 2016, from $1.8 million for the same period of 2015. The change in the provision was primarily due to the impact of historical collection patterns and current collection trends, as well as specific review of customer accounts, on our estimated allowance for the respective periods.

Management and license fees increased 51.6%, or $4.2 million, to $12.3 million for the three months ended March 31, 2016, from $8.1 million for the same period of 2015. In February 2015, the Company began incurring fees associated with its license agreement with Wynn Resorts and a wholly owned subsidiary of Wynn Resorts for use of certain intellectual property. The license agreement resulted in fees of $6.5 million during the three months ended March 31, 2016 compared to $2.3 million for the same period of 2015.

Non-operating income and expenses

Interest expense decreased 10.6%, or $5.1 million, to $43.0 million for the three months ended March 31, 2016, compared to $48.1 million for the three months ended March 31, 2015. In February 2015, we issued $1.8 billion of 5 1/2% Senior Notes due March 1, 2025 ("2025 Notes") and used the proceeds for the purchase of $305.8 million of 7 7/8% 2020 Notes and $1.15 billion of 7 3/4% 2020 Notes pursuant to a cash tender offer. As a result of these financing activities, our weighted average interest rate was lower for the three months ended March 31, 2016, compared to the same period of 2015.

We incurred a loss of $118.5 million on the extinguishment of debt for the three months ended March 31, 2015, in connection with the cash tender offer for the 2020 Notes. We expensed $101.2 million for the consideration to holders who tendered, $17.2 million of unamortized deferred financing costs and original issue discount, and $0.1 million in other fees incurred. We incurred no loss on the extinguishment of debt for the three months ended March 31, 2016.

Adjusted Property EBITDA

We use Adjusted Property EBITDA to manage the operating results of our resort. Adjusted Property EBITDA is net income (loss) before interest, taxes, depreciation and amortization, pre-opening costs, property charges and other, management and license fees, corporate expenses and other (including intercompany golf course and water rights leases), stock-based compensation, loss on extinguishment of debt, and other non-operating income and expenses and includes equity in income from unconsolidated affiliates. Adjusted Property EBITDA is presented exclusively as a supplemental disclosure because we believe that it is widely used to measure the performance, and as a basis for valuation, of gaming companies. We use Adjusted Property EBITDA as a measure of the operating performance of our resort and comparison with competitors. We also present Adjusted Property EBITDA because it is used by some investors as a way to measure a company's ability to incur and service debt, make capital expenditures and meet working capital requirements. Gaming companies have historically reported EBITDA as a supplement to financial measures in accordance with U.S. generally accepted accounting principles ("GAAP"). In order to view the operations of their casinos on a more stand-alone basis, gaming companies, including us, have historically excluded from their EBITDA calculations pre-opening expenses, property charges, corporate expenses and stock-based compensation that do not relate to the management of specific casino properties. However, Adjusted Property EBITDA should not be considered as an alternative to operating income as an indicator of our performance, as an alternative to cash flows from operating activities as a measure of liquidity, or as an alternative to any other measure determined in accordance with GAAP. Unlike measures of net income, Adjusted Property EBITDA does not include depreciation or interest expense and therefore does not reflect current or future capital expenditures or the cost of capital. We have significant uses of cash flows, including capital expenditures, interest payments, debt principal repayments, taxes and other non-recurring charges, which are not reflected in Adjusted Property EBITDA. Also, our calculation of Adjusted Property EBITDA may be different from the calculation methods used by other companies and, therefore, comparability may be limited.

The following table presents a reconciliation of Adjusted Property EBITDA to net income (loss) (in thousands):

	Three Months Ended March 31,
	2016	2015
Adjusted Property EBITDA	$109,024	$110,677
Other operating costs and expenses
Pre-opening costs	706	—
Depreciation and amortization	45,194	46,240
Property charges and other	155	2,031
Management and license fees	12,325	8,131
Corporate expenses and other	4,838	5,963
Stock-based compensation	778	664
Equity in income from unconsolidated affiliates	16	48
Total	64,012	63,077
Operating income	45,012	47,600
Non-operating income and expenses
Interest income	—	6
Interest expense	(43,004)	(48,125)
Loss on extinguishment of debt	—	(118,517)
Equity in income from unconsolidated affiliates	16	48
Total	(42,988)	(166,588)
Net income (loss)	$2,024	$(118,988)

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

Net cash provided by operations for the three months ended March 31, 2016 was $22.0 million, compared to net cash used in operations of $165.2 million for the same period in 2015. The change was primarily due to $192.8 million in accrued management fees paid to Wynn Resorts during the three months ended March 31, 2015, as we were no longer subject to certain restrictive covenants under the 2020 Notes indentures.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2016 was $25.1 million, compared to $16.4 million for the same period in 2015, primarily consisting of capital expenditures. Cash used for capital expenditures was consistent between periods presented and primarily related to general property maintenance.

Financing Activities

We had no financing activities for the three months ended March 31, 2016. Net cash provided by financing activities for the three months ended March 31, 2015 was $58.2 million. During the three months ended March 31, 2015, we issued $1.8 billion of 2025 Notes with proceeds used for the purchase of $1.45 billion of our 2020 Notes pursuant to a cash tender offer. In connection with the cash tender offer, we restricted funds of $163.0 million for the purpose of redeeming the portion of the 2020 Notes that were not tendered. We used these funds for the redemption of untendered notes in May 2015 and August 2015. During the three months ended March 31, 2015, the proceeds from the issuance were also offset by payments of financing costs of $126.4 million.

Capital Resources

As of March 31, 2016, we had $73.9 million of cash and cash equivalents available for use without restriction, including for operations, debt service and extinguishment, new development activities, enhancements to our property and general corporate purposes. We require a certain amount of cash on hand for operations. We expect to meet our cash needs including our contractual obligations with future anticipated cash flow from operations and our existing cash balances.

Off Balance Sheet Arrangements

We have not entered into any transactions with special purpose entities nor do we engage in any derivatives. We do not have any retained or contingent interest in assets transferred to an unconsolidated entity. At March 31, 2016, we had outstanding letters of credit totaling $8.2 million.

Contractual Obligations and Commitments

There have been no material changes outside the ordinary course of our business during the three months ended March 31, 2016 to our contractual obligations or off balance sheet arrangements as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

Other Factors Affecting Liquidity

We are restricted under the indentures governing the first mortgage notes from making certain "restricted payments" as defined in the indentures. These restricted payments include the payments of dividends or distributions to any direct or indirect holders of equity interests of Wynn Las Vegas, LLC. These restricted payments are limited by certain financial and non-financial criteria have been satisfied.

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

Legal proceedings in which Wynn Resorts is involved also may impact our liquidity. No assurance can be provided as to the outcome of such proceedings. In addition, litigation inherently involves significant costs. For information regarding legal proceedings, see Item 1—"Notes to Condensed Consolidated Financial Statements," Note 8 "Commitments and Contingencies."

Wynn America, LLC ("Wynn America"), an indirect wholly owned subsidiary of Wynn Resorts, Limited, was created in September 2014 in connection with a senior secured credit facility. Wynn America has agreed to use commercially reasonable efforts to cause a series of corporate restructurings and related transactions, including receipt of gaming approvals from relevant gaming authorities, pursuant to which we will become subsidiaries of Wynn Las Vegas Holdings, LLC, a direct subsidiary of Wynn America (the "Reorganization"). On September 1, 2015, Wynn Resorts Holdings, LLC transferred its equity interest in Wynn Las Vegas, LLC and effectuated the Reorganization. Upon the consummation of the Reorganization, we became restricted subsidiaries under Wynn America's credit facilities and became obligated to guarantee the obligations of Wynn America to such extent as may be permitted by any of our existing senior secured notes.

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

Critical Accounting Policies and Estimates

A description of our critical accounting policies is included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2015. There has been no significant change to these policies for the three months ended March 31, 2016.

Recently Issued and Adopted Accounting Standards

See related disclosure at Item 1—"Notes to Condensed Consolidated Financial Statements," Note 2 "Summary of Significant Accounting Policies."

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

Forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those we express in these forward-looking statements, including the risks and uncertainties in Item 1A—"Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2015 and other factors we describe from time to time in our periodic filings with the Securities and Exchange Commission ("SEC"), such as:

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

Interest Rate Risks

We had $3.17 billion of fixed-rate debt outstanding as of March 31, 2016. As a result of our outstanding debt being based on fixed rates, we currently do not have exposure to adverse changes in market rates.

Interest Rate Sensitivity

As of March 31, 2016, our long-term debt was based on fixed rates.

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

Part II – OTHER INFORMATION

Item 1A. Risk Factors

A description of our risk factors can be found in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015. There were no material changes to those risk factors during the three months ended March 31, 2016.

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
*101
The following financial information from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, filed with the SEC on May 6, 2016 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets at March 31, 2016 and December 31, 2015, (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2016 and 2015, (iii) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015, and (iv) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WYNN LAS VEGAS, LLC

Dated: May 6, 2016	By:	/s/ Dean Lawrence
Dean Lawrence
Senior Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

