Form 10-Q
period 2016-06-30
WYNN LAS VEGAS LLC
filed 2016-08-09
CIK 1180638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No   ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐ No  ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Wynn Las Vegas Holdings, LLC owns all of the membership interests of the Registrant as of August 9, 2016.

The Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES
FORM 10-Q

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
WYNN LAS VEGAS, LLC AND SUBSIDIARIES
(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30, 2016	December 31, 2015
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$177,732	$77,062
Receivables, net	98,663	119,356
Inventories	46,624	51,293
Prepaid expenses and other	31,595	29,162
Total current assets	354,614	276,873
Property and equipment, net	2,779,053	2,825,239
Intangible assets, net	1,387	1,387
Other assets	37,792	41,487
Investment in unconsolidated affiliates	—	727
Total assets	$3,172,846	$3,145,713
LIABILITIES AND MEMBER'S DEFICIT
Current liabilities:
Accounts payable	$42,999	$42,992
Customer deposits	80,852	84,094
Gaming taxes payable	9,981	11,610
Accrued compensation and benefits	66,600	52,312
Accrued interest	48,939	48,939
Other accrued liabilities	27,346	23,290
Due to affiliates, net	13,084	7,331
Total current liabilities	289,801	270,568
Long-term debt	3,167,206	3,165,499
Other long-term liabilities	2,480	2,426
Total liabilities	3,459,487	3,438,493
Commitments and contingencies (Note 7)
Member's deficit:
Contributed capital	957,907	957,138
Accumulated deficit	(1,244,548)	(1,249,918)
Total member's deficit	(286,641)	(292,780)
Total liabilities and member's deficit	$3,172,846	$3,145,713

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES
(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Operating revenues:
Casino	$132,904	$134,689	$293,864	$296,468
Rooms	113,569	108,834	218,708	208,474
Food and beverage	153,882	162,047	264,809	276,502
Entertainment, retail and other	59,908	59,333	115,133	115,399
Gross revenues	460,263	464,903	892,514	896,843
Less: promotional allowances	(41,214)	(41,467)	(84,030)	(86,377)
Net revenues	419,049	423,436	808,484	810,466
Operating costs and expenses:
Casino	66,478	67,207	140,999	146,082
Rooms	37,015	36,367	73,536	71,886
Food and beverage	100,315	105,334	174,748	177,168
Entertainment, retail and other	34,214	34,133	67,791	68,095
General and administrative	63,548	61,226	125,285	122,303
Provision for doubtful accounts	670	3,017	5,924	4,778
Management and license fees	13,197	13,323	25,522	21,454
Pre-opening costs	1,429	—	2,135	—
Depreciation and amortization	45,752	45,249	90,946	91,489
Property charges and other	10,070	(922)	10,225	1,109
Total operating costs and expenses	372,688	364,934	717,111	704,364
Operating income	46,361	58,502	91,373	106,102
Other income (expense):
Interest income	—	5	—	11
Interest expense	(43,015)	(45,069)	(86,019)	(93,194)
Loss on extinguishment of debt	—	(3,838)	—	(122,355)
Equity in income (loss) from unconsolidated affiliates	—	(58)	16	(10)
Other income (expense), net	(43,015)	(48,960)	(86,003)	(215,548)
Net income (loss)	3,346	9,542	5,370	(109,446)
Other comprehensive income	—	—	—	—
Total comprehensive income (loss)	$3,346	$9,542	$5,370	$(109,446)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES
(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$5,370	$(109,446)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	90,946	91,489
Stock-based compensation expense	1,407	1,472
Amortization of deferred financing costs and other	1,707	3,591
Loss on extinguishment of debt	—	122,355
Provision for doubtful accounts	5,924	4,778
Property charges and other	9,964	1,116
Equity in income of unconsolidated affiliates, net of distributions	—	478
Increase (decrease) in cash from changes in:
Receivables, net	16,011	33,096
Inventories and prepaid expenses and other	3,519	6,584
Accounts payable and accrued expenses	10,409	(21,832)
Due to affiliates, net	15,571	(202,980)
Net cash provided by (used in) operating activities	160,828	(69,299)
Cash flows from investing activities:
Capital expenditures, net of construction payables and retention	(54,911)	(46,772)
Return of investment in unconsolidated affiliates	727	—
Purchase of other assets	(3,001)	(2,641)
Due to affiliates, net	(4,814)	4,163
Proceeds from sale of assets	1,841	2,949
Net cash used in investing activities	(60,158)	(42,301)
Cash flows from financing activities:
Distributions to parent	—	(50,000)
Proceeds from issuance of long-term debt	—	1,800,000
Restricted cash	—	(86,307)
Repurchase of first mortgage notes	—	(1,523,511)
Payments of financing costs	—	(129,291)
Net cash provided by financing activities	—	10,891
Cash and cash equivalents:
Increase (decrease) in cash and cash equivalents	100,670	(100,709)
Balance, beginning of period	77,062	266,360
Balance, end of period	$177,732	$165,651

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

Wynn Las Vegas Capital Corp. ("Wynn Capital") is a wholly owned subsidiary of the Company organized solely for the purpose of obtaining financing for Wynn Las Vegas. Wynn Capital is authorized to issue 2,000 shares of common stock, par value $0.01. At June 30, 2016, the Company owned the one share that was issued and outstanding. Wynn Capital has no significant net assets and has had no operating activity. Its sole function is to serve as the co-issuer of the mortgage and senior notes. Wynn Las Vegas, LLC and Wynn Capital together are hereinafter referred to as the "Issuers".

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles ("GAAP") have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results for the interim periods have been made. The results for the three and six months ended June 30, 2016 are not necessarily indicative of results to be expected for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.

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

Certain amounts in the Condensed Consolidated Statements of Cash Flows for the previous year have been reclassified to be consistent with the current year presentation. The payment of deposits on property and equipment, previously presented in purchase of other assets in investing activities, is now presented in capital expenditures in investing activities.  The amount of deposits on property and equipment that have been reclassified for the six months ended June 30, 2015 was $10.8 million. The reclassification had no effect on the previously reported net cash used in investing activities.

Cash and Cash Equivalents

Cash and cash equivalents are comprised of highly liquid investments with original maturities of three months or less. Cash equivalents are carried at cost, which approximates fair value.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES
(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Accounts Receivable and Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of casino accounts receivable. The Company issues credit in the form of "markers" to approved casino customers following investigations of creditworthiness. As of June 30, 2016 and December 31, 2015, approximately 79.3% and 80.1%, respectively, of the Company's markers were due from customers residing outside the United States, primarily in Asia. Business or economic conditions or other significant events in these countries could affect the collectability of such receivables.

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

Deferred Financing Costs

Direct and incremental costs incurred and original issue discounts and premiums in connection with the issuance of long-term debt are deferred and amortized to interest expense using the effective interest method or, if the amounts approximate the effective interest method, on a straight-line basis. Deferred financing costs incurred in connection with the issuance of long-term debt are presented as a direct reduction of long-term debt on the Condensed Consolidated Balance Sheets. See the Recently Issued and Adopted Accounting Standards section below for details on the presentation change of deferred financing costs.

Revenue Recognition and Promotional Allowances

The Company recognizes revenues at the time persuasive evidence of an arrangement exists, the service is provided or the retail goods are sold, prices are fixed or determinable and collection is reasonably assured.

Casino revenues are measured by the aggregate net difference between gaming wins and losses, with liabilities recognized for funds deposited by customers before gaming play occurs and for chips in the customers' possession. Cash discounts and other cash incentives related to casino play are recorded as a reduction to casino revenues. Rooms, food and beverage, entertainment and other operating revenues are recognized when services are performed. Entertainment, retail and other revenue includes rental income, which is recognized on a time proportion basis over the lease term. Contingent rental income is recognized when the right to receive such rental income is established according to the lease agreements. Advance deposits on rooms and advance ticket sales are recorded as customer deposits until services are provided to the customer.

Revenues are recognized net of certain sales incentives, which are required to be recorded as a reduction of revenue; consequently, the Company's casino revenues are reduced by discounts and points earned by customers from the Company's loyalty program.

The retail value of accommodations, food and beverage, and other services furnished to guests without charge is included in gross revenues. Such amounts are then deducted as promotional allowances. The estimated retail value of providing such promotional allowances are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Rooms	$18,799	$17,317	$37,160	$36,079
Food and beverage	18,143	19,837	37,675	40,877
Entertainment, retail and other	4,272	4,313	9,195	9,421
	$41,214	$41,467	$84,030	$86,377

WYNN LAS VEGAS, LLC AND SUBSIDIARIES
(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The estimated cost of providing such promotional allowances, which is included primarily in casino expenses, is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Rooms	$7,858	$7,516	$15,698	$15,997
Food and beverage	14,043	15,076	29,805	31,382
Entertainment, retail and other	2,569	2,605	5,771	5,785
	$24,470	$25,197	$51,274	$53,164

Gaming Taxes

The Company is subject to taxes based on gross gaming revenues in the jurisdiction in which it operates, subject to applicable jurisdictional adjustments. These gaming taxes are an assessment on the Company's gross gaming revenues and are recorded as casino expenses in the accompanying Condensed Consolidated Statements of Comprehensive Income (Loss). These taxes totaled $9.6 million and $9.5 million for the three months ended June 30, 2016 and 2015, respectively, and totaled $20.6 million and $21.0 million for the six months ended June 30, 2016 and 2015, respectively.

Stock-Based Compensation

The Company accounts for stock-based compensation related to equity shares of Wynn Resorts granted to its employees in accordance with accounting standards, which require the compensation cost relating to share-based payment transactions be recognized in the Company's Condensed Consolidated Statements of Comprehensive Income (Loss). The cost is measured at the grant date, based on the estimated fair value of the award using the Black-Scholes option pricing model for stock options, and based on the closing share price of the Company's stock on the grant date for nonvested share awards. The cost is recognized as an expense on a straight-line basis over the employee's requisite service period (the vesting period of the award), net of estimated forfeitures. For the three months ended June 30, 2016 and 2015, the Company recorded $0.6 million and $0.8 million, respectively, of stock-based compensation costs. For the six months ended June 30, 2016 and 2015, the Company recorded $1.4 million and $1.5 million, respectively, in stock-based compensation costs.

Recently Issued and Adopted Accounting Standards

In March 2016, the Financial Accounting Standards Board ("FASB") issued an accounting standards update that involves several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Under the new guidance, income tax benefits and deficiencies are to be recognized as income tax expense or benefit in the income statement and the tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. An entity should also recognize excess tax benefits regardless of whether the benefit reduces taxes payable in the current period. Excess tax benefits should be classified along with other income tax cash flows as an operating activity. In regards to forfeitures, the entity may make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. The effective date for this guidance is for financial statements for fiscal years beginning after December 15, 2016, and interim periods within those fiscal periods and early application is permitted. The Company is currently assessing the impact the adoption of this guidance will have on its consolidated financial statements.

In February 2016, the FASB issued an accounting standards update that changes the accounting for leases and requires expanded disclosures about leasing activities. Under the new guidance, lessees will be required to recognize a right-of-use asset and lease liability, measured on a discounted basis, at the commencement date for all leases with terms greater than 12 months. Lessor accounting will remain largely unchanged, other than certain targeted improvements intended to align lessor accounting with the lessee accounting model and with the updated revenue recognition guidance issued in 2014. Lessees and lessors are required to apply a modified retrospective transition approach for leases existing at the beginning of the earliest comparative period presented in the adoption-period financial statements. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years and early adoption is permitted. The Company is currently assessing the impact the adoption of this standard will have on its consolidated financial statements.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES
(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

In April 2015, the FASB issued an accounting standards update that requires deferred financing costs related to a recognized debt liability to be presented on the balance sheet as a direct reduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for deferred financing costs are not affected by the amendments in this update. In August 2015, the FASB issued an accounting standards update that clarifies that the guidance issued in April 2015 does not apply to line-of-credit arrangements. According to the additional guidance, deferred financing costs related to line-of-credit arrangements will continue to be presented as an asset and subsequently amortized ratably over the term of the arrangement. The effective date for this guidance is for financial statements for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The Company adopted the guidance on January 1, 2016, with retrospective application in the accompanying Condensed Consolidated Balance Sheet at December 31, 2015. This change in accounting principle resulted in net deferred financing costs of $34.5 million incurred in connection with the issuance of the Company's long-term debt being reclassified from noncurrent assets to a direct reduction of the long-term debt balance.

In May 2014, the FASB issued an accounting standards update that amends the FASB Accounting Standards Codification and creates a new topic for Revenue from Contracts with Customers. The new guidance is expected to clarify the principles for revenue recognition and to develop a common revenue standard for GAAP applicable to revenue transactions. This guidance provides that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. This guidance also provides substantial revision of interim and annual disclosures. The update allows for either full retrospective adoption, meaning the guidance is applied for all periods presented, or modified retrospective adoption, meaning the guidance is applied only to the most current period presented in the financial statements with the cumulative effect of initially applying the guidance recognized at the date of initial application. In August 2015, the FASB issued an accounting standards update that defers the effective date of the new revenue recognition accounting guidance by one year, to annual and interim periods beginning after December 15, 2017. Early application is permitted for annual and interim periods beginning after December 15, 2016. The Company will adopt this standard effective January 1, 2018. The Company is currently assessing the impact the adoption of this standard will have on its consolidated financial statements.

Note 3 - Receivables, net

Receivables, net consisted of the following (in thousands):

	June 30, 2016	December 31, 2015
Casino	$99,062	$116,723
Hotel	17,896	20,014
Retail leases and other	13,461	21,288
	130,419	158,025
Less: allowance for doubtful accounts	(31,756)	(38,669)
	$98,663	$119,356

Note 4 - Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	June 30, 2016	December 31, 2015
Land and improvements	$623,465	$623,866
Buildings and improvements	2,641,846	2,630,788
Furniture, fixtures and equipment	1,417,704	1,419,018
Construction in progress	20,585	12,294
	4,703,600	4,685,966
Less: accumulated depreciation	(1,924,547)	(1,860,727)
	$2,779,053	$2,825,239

WYNN LAS VEGAS, LLC AND SUBSIDIARIES
(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 5 - Long-Term Debt

Long-term debt consisted of the following (in thousands):

	June 30, 2016	December 31, 2015
5 3/8% First Mortgage Notes, due March 15, 2022, net of debt issuance costs of $7,257 at June 30, 2016 and $7,791 at December 31, 2015	$892,743	$892,209
4 1/4% Senior Notes, due May 30, 2023, net of debt issuance costs of $3,003 at June 30, 2016 and $3,183 at December 31, 2015	496,997	496,817
5 1/2% Senior Notes, due March 1, 2025, net of debt issuance costs of $22,534 at June 30, 2016 and $23,527 at December 31, 2015	1,777,466	1,776,473
	3,167,206	3,165,499
Current portion of long-term debt	—	—
	$3,167,206	$3,165,499

First Mortgage Notes due 2020

On February 10, 2015, the Issuers commenced a cash tender offer for any and all of the outstanding aggregate principal amounts of the 7 7/8% First Mortgage Notes due May 1, 2020 and the 7 3/4% First Mortgage Notes due August 15, 2020 (the "2020 Notes"). The premium portion of the aggregate total consideration was $101.2 million and was recorded as a loss on extinguishment of debt in the accompanying Condensed Consolidated Statements of Comprehensive Income (Loss). In connection with the cash tender, the Company expensed $17.3 million of unamortized deferred financing costs and original issue discount related to the 2020 Notes and incurred other fees of $0.1 million that are included in loss on extinguishment of debt in the accompanying Condensed Consolidated Statements of Comprehensive Income (Loss).

On May 1, 2015, the Company redeemed the remaining $71.1 million principal amount of the untendered 7 7/8% First Mortgage Notes due May 1, 2020. The Company recorded a loss for the premium portion of the consideration of $2.8 million and expensed $1.0 million of unamortized deferred financing costs and original discount that are included in loss on extinguishment of debt in the accompanying Condensed Consolidated Statements of Comprehensive Income (Loss).

Debt Covenant Compliance

As of June 30, 2016, management believes the Company was in compliance with all debt covenants.

Fair Value of Long Term Debt

The estimated fair value of the Company's long-term debt as of June 30, 2016 and December 31, 2015 was $3.11 billion and $2.93 billion, respectively, compared to its carrying value, excluding debt issuance costs, of $3.20 billion. The estimated fair value of the Company's long-term debt is based on recent trades, if available, and indicative pricing from market information (Level 2 inputs).

Note 6 - Related Party Transactions

Amounts Due to Affiliates, net

The Company periodically settles net amounts due to affiliates with cash payments. Amounts are primarily comprised of management and license fees, construction related payables and corporate allocations. As of June 30, 2016 and December 31, 2015, the Company's net current due to affiliates were $13.1 million and $7.3 million, respectively.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES
(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Management fee and corporate allocations

In February 2015, the Company entered into a new corporate support services agreement with Wynn Resorts and terminated the prior agreement. Wynn Resorts provides the Company legal, accounting, human resources, information services, real estate, and other corporate support services. Under the agreement, the corporate support service allocations have been determined on a basis that Wynn Resorts and the Company consider to be reasonable estimates of the utilization of service provided or the benefit received by the Company. Wynn Resorts maintains corporate offices at Wynn Las Vegas without charge from the Company and aircraft operated by Wynn Resorts are available for use by the Company. In addition, the Company pays a management fee of 1.5% of net revenues. For the three months ended June 30, 2016 and 2015, $9.6 million and $10.3 million, respectively, were charged to the Company under the corporate support services agreement. For the six months ended June 30, 2016 and 2015, $19.4 million and $21.6 million, respectively, were charged to the Company under the corporate support services agreement.

Intellectual Property

Under an agreement with Wynn Resorts and a wholly owned subsidiary of Wynn Resorts, the Company licenses certain intellectual property, including certain trademarks, domain names, copyrights and service marks in connection with a variety of goods and services. The Company currently has two agreements in effect. Under the agreement, dated December 14, 2004 ("2004 IP Agreement"), which relates to intellectual property existing on or before December 14, 2004, the Company is not charged a licensing fee. Under the agreement, dated February 26, 2015, which relates to intellectual property existing after December 14, 2004, the monthly license fee payable is 1.5% of gross monthly revenues until the 2004 IP Agreement is terminated and 3% of gross monthly revenues once the 2004 IP Agreement is terminated. For the three months ended June 30, 2016 and 2015, $6.9 million and $7.0 million, respectively, of licensing fees were charged to the Company. For the six months ended June 30, 2016 and 2015, $13.4 million and $9.3 million, respectively, of licensing fees were charged to the Company.

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

Note 7 - Commitments and Contingencies

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

On June 19, 2012, Elaine Wynn asserted a cross claim against Mr. Wynn and Aruze seeking a declaration that (1) any and all of Elaine Wynn's duties under the Stockholders Agreement shall be discharged; (2) the Stockholders Agreement is subject to rescission and is rescinded; (3) the Stockholders Agreement is an unreasonable restraint on alienation in violation of public policy; and/or (4) the restrictions on sale of shares shall be construed as inapplicable to Elaine Wynn. On March 28, 2016, Elaine Wynn filed an amended cross claim which added Wynn Resorts and Wynn Resorts' General Counsel (together with Mr. Wynn, the "Wynn Cross Defendants") as cross defendants. The amended cross claim substantially repeats its earlier allegations and further alleges that Mr. Wynn engaged in acts of misconduct that, with the Wynn Cross Defendants, resulted in Mr. Wynn allegedly breaching the Stockholders Agreement and violating alleged duties under the Stockholders Agreement by preventing Elaine Wynn from being nominated and elected to serve as one of Wynn Resorts' directors.  In addition to continuing to seek the declarations asserted under the original cross claim, the amended cross claim seeks an order compelling Mr. Wynn to comply with the Stockholders Agreement by assuring the nomination and election of Elaine Wynn to the Board of Directors and seeks unspecified monetary damages from Mr. Wynn and the Wynn Cross Defendants. The Wynn Cross Defendants filed motions to dismiss and a motion to sever in April 2016 and will vigorously defend against the claims asserted against them.  On May 5, 2016, the court granted Wynn Resorts' and Wynn Resorts' General Counsel's motions to dismiss and denied Mr. Wynn's motion to dismiss. On May 26, 2016, the court denied the Wynn Cross Defendants’ motion to sever. Mr. Wynn is continuing to oppose Elaine Wynn's cross claim.

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

Wynn Resorts' Complaint and the Okada Parties' Counterclaim have been, and continue to be, challenged through motion practice. At a hearing held on November 13, 2012, the Nevada state court granted the Wynn Parties' motion to dismiss the Counterclaim with respect to the Okada Parties' claim under the Nevada Racketeer Influenced and Corrupt Organizations Act with respect to certain Wynn Resorts executives but otherwise denied the motion. At a hearing held on January 15, 2013, the court denied the Okada Parties' motion to dismiss Wynn Resorts' Complaint. On April 22, 2013, Wynn Resorts filed a second amended complaint. On August 30, 2013, the Okada Parties filed their third amended Counterclaim. On September 18, 2013, Wynn Resorts filed a Partial Motion to Dismiss related to a claim in the third amended Counterclaim alleging civil extortion by Mr. Wynn and Wynn Resorts' General Counsel. On October 29, 2013, the court granted the motion and dismissed the claim. On November 26, 2013, the Okada Parties filed their fourth amended Counterclaim, and Wynn Resorts filed an answer to that pleading on December 16, 2013. On September 16, 2014, Aruze filed a motion for partial summary judgment related to its counterclaim alleging Wynn Resorts' directors violated the terms of the Articles by failing to pay Aruze fair value for the redeemed shares. At a hearing held on October 21, 2014, the court denied Aruze's motion. On October 10, 2014, the Okada Parties filed a motion for partial judgment on the pleadings principally to seek dismissal of certain breach of fiduciary claims against Mr. Okada included in Wynn Resorts' Complaint. On November 13, 2014, the court denied the motion.

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

In May 2016, Wynn Resorts filed a motion to disqualify one of Ms. Wynn’s law firms and sought an injunction related to Ms. Wynn providing her attorneys with confidential and privileged information that belongs to Wynn Resorts. On June 23, 2016, the court stayed discovery as to both Ms. Wynn and the Okada Parties, pending an evidentiary hearing to be set by the court. New discovery deadlines and trial-related dates will be set after the stay is lifted. Wynn Resorts will continue to vigorously pursue its claims against the Okada Parties, and Wynn Resorts and the Wynn Parties will continue to vigorously defend against the counterclaims asserted against them. Management has determined that based on proceedings to date, it is currently unable to determine the probability of the outcome of this matter or the range of reasonably possible loss, if any. An adverse judgment or settlement involving payment of a material amount could cause a material adverse effect on Wynn Resorts' financial condition.

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

Macau Action:

On July 3, 2015, Wynn Macau, Limited announced that the Okada Parties filed a complaint in the Court of First Instance of Macau ("Macau Court") against Wynn Macau SA and certain individuals who are or were directors of Wynn Macau SA and or Wynn Macau, Limited (collectively, the "Wynn Macau Parties").  The principal allegations in the lawsuit are that the redemption of the Okada Parties' shares in Wynn Resorts was improper and undervalued, that the previously disclosed payment by Wynn Macau SA to an unrelated third party in consideration of relinquishment by that party of certain rights in and to any future development on the land in Cotai where Wynn Resorts is building Wynn Palace was unlawful and that the previously disclosed donation by Wynn Resorts to the University of Macau Development Foundation was unlawful.  The plaintiffs seek dissolution of Wynn Macau SA and compensatory damages. The Okada Parties recently released one of the defendants from the lawsuit. The Macau Court has served the complaint on all of the remaining defendants and the Wynn Macau Parties filed their response on May 17, 2016.

Wynn Resorts believes these actions commenced by Okada Parties discussed above are without merit and will vigorously defend the Wynn Macau Parties against them.  Management has determined that based on proceedings to date, it is currently unable to determine the probability of the outcome of these actions or the range of reasonably possible loss, if any.

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

The Federal Plaintiffs filed a consolidated complaint on August 6, 2012, asserting claims for: (1) breach of fiduciary duty; (2) waste of corporate assets; (3) injunctive relief; and (4) unjust enrichment. The claims were against Wynn Resorts and all of Wynn Resorts' directors, including Mr. Okada; however, the plaintiffs voluntarily dismissed Mr. Okada as a defendant in this consolidated action on September 27, 2012. The Federal Plaintiffs claimed that the individual defendants breached their fiduciary duties and wasted assets by: (a) failing to ensure Wynn Resorts' officers and directors complied with federal and state laws and Wynn Resorts' Code of Conduct; (b) voting to allow Wynn Resorts' subsidiary to make the donation to the University of Macau Development Foundation; and (c) redeeming Aruze's stock such that Wynn Resorts incurs the debt associated with the redemption. The Federal Plaintiffs seek unspecified compensatory damages, restitution in the form of disgorgement, reformation of corporate governance procedures, an injunction against all future payments related to the donation/pledge, and all fees (attorneys, accountants, and experts) and costs. The directors responded to the consolidated complaint by filing a motion to dismiss on September 14, 2012. On February 1, 2013, the federal court dismissed the complaint for failure to plead adequately the futility of a pre-suit demand on the Board. The dismissal was without prejudice to the Federal Plaintiffs' ability to file a motion within 30 days seeking leave to file an amended complaint. On April 9, 2013, the Federal Plaintiffs filed their amended complaint. Wynn Resorts and the directors filed their motion to dismiss the amended complaint on May 23, 2013. On March 13, 2014, the federal court granted the motion to dismiss and entered judgment in favor of Wynn Resorts and directors and against the Federal Plaintiffs without prejudice. On April 10, 2014, the Federal Plaintiffs filed a notice of appeal to the United States Court of Appeals for the Ninth Circuit. On July 18, 2016, the Ninth Circuit affirmed the federal court's dismissal.

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

The individual defendants are vigorously defending against the claims pleaded against them. Management has determined that based on proceedings to date, it is currently unable to determine the probability of the outcome of these actions or the range of reasonably possible loss, if any.

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

Wynn Las Vegas | Encore features the following as of July 15, 2016:

•
Approximately 194,000 square feet of casino space, offering 24-hour gaming and a full range of games with 233 table games and 1,893 slot machines, private gaming salons, a sky casino, a poker room and a race and sports book;

•	Two luxury hotel towers with a total of 4,748 guest rooms, suites and villas;

•	33 food and beverage outlets featuring signature chefs;

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

Construction and Future Development

In response to our evaluation of our property and our commitment to creating a unique customer experience, we have made and expect to continue to make enhancements and refinements to this resort. In October 2015, we closed the Ferrari and Maserati automobile dealership inside Wynn Las Vegas. We are in the process of replacing the dealership and adjacent space with more than 75,000 square feet of additional high-end retail space.

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

•
Average daily rate ("ADR") is calculated by dividing total room revenues, including the retail value of promotional allowances (less service charges, if any), by total rooms occupied, including complimentary rooms.

•	Revenue per available room ("REVPAR") is calculated by dividing total room revenues, including the retail value of promotional allowances (less service charges, if any), by total rooms available.

•	Occupancy is calculated by dividing total occupied rooms, including complimentary rooms, by the total rooms available.

Results of Operations

Summary second quarter 2016 results

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2016	2015	Percent Change	2016	2015	Percent Change
Net revenues	$419,049	$423,436	(1.0)	$808,484	$810,466	(0.2)
Net income (loss)	$3,346	$9,542	(64.9)	$5,370	$(109,446)	NM
Adjusted Property EBITDA	$122,290	$122,037	0.2	$231,314	$232,714	(0.6)
NM - not meaningful

During the three months ended June 30, 2016, net income decreased 64.9%, or $6.2 million when compared to the same period in 2015. During the three months ended June 30, 2016, asset abandonment charges and other costs associated with enhancements and refinements to the resort, included in property charges and other, contributed to a reduction in operating income and a decline in net income.

During the six months ended June 30, 2016, net income was $5.4 million, compared to a net loss of $109.4 million for the same period in 2015. During the six months ended June 30, 2015, we experienced a net loss primarily due to $122.4 million in losses from the extinguishment of debt related to the purchase of the 7 7/8% first mortgage notes due May 1, 2020 (the "7 7/8% 2020 Notes") and the 7 3/4% first mortgage notes due August 15, 2020 (the "7 3/4% 2020 Notes" and together with the 7 7/8% 2020 Notes, the "2020 Notes") pursuant to a cash tender offer and subsequent redemption of the untendered 7 7/8% 2020 Notes.

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

Financial results for the three months ended June 30, 2016 compared to the three months ended June 30, 2015.

Net revenues

Non-casino revenues consist of operating revenues from rooms, food and beverage, entertainment, retail and other, less promotional allowances. The following table presents net revenues from our casino and non-casino revenues (dollars in thousands):

	Three Months Ended June 30,
	2016	2015	Percent Change
Net revenues
Casino revenues	$132,904	$134,689	(1.3)
Non-casino revenues	286,145	288,747	(0.9)
	$419,049	$423,436	(1.0)

Casino revenues were 31.7% of total net revenues for the three months ended June 30, 2016, compared to 31.8% of total net revenues for the same period in 2015, while non-casino revenues were 68.3% of total revenues, compared to 68.2% for the same period in 2015.

Casino revenues

Casino revenues decreased 1.3%, or $1.8 million, for the three months ended June 30, 2016 when compared to the same period in 2015. The decrease in casino revenues is attributable to a 16.1% decrease in table drop, primarily from international customers, partially offset by an increase in table games win percentage of 3.0 percentage points.

The table below sets forth our casino revenues and associated key operating measures related to our operations (dollars in thousands, except for win per unit per day):

	Three Months Ended June 30,
	2016	2015	Increase/(Decrease)	Percent Change
Total casino revenues	$132,904	$134,689	$(1,785)	(1.3)
Average number of table games	237	235	2	0.9
Table drop	$427,418	$509,309	$(81,891)	(16.1)
Table games win	$96,138	$99,313	$(3,175)	(3.2)
Table games win %	22.5%	19.5%	3.0
Table games win per unit per day	$4,450	$4,650	$(200)	(4.3)

Average number of slot machines	1,885	1,868	17	0.9
Slot machine handle	$750,380	$712,147	$38,233	5.4
Slot machine win	$48,742	$51,010	$(2,268)	(4.4)
Slot machine win per unit per day	$284	$300	$(16)	(5.3)

Non-casino revenues

Non-casino revenues were relatively flat with $286.1 million for the three months ended June 30, 2016, compared to $288.7 million for the same period in 2015. The change was primarily due to a decrease of 5.0% in food and beverage revenues largely offset by an increase of 4.4% in room revenues.

Room revenues increased 4.4%, or $4.7 million for the three months ended June 30, 2016 when compared to the same period in 2015. The increase is primarily attributable to a 6.6% increase in ADR to $308 for the three months ended June 30, 2016, compared to $289 for the same period in 2015, partially offset by a 3.1 percentage point decrease in occupancy.

The table below sets forth our room revenues and associated key operating measures related to our operations:

	Three Months Ended June 30,
	2016	2015	Percent Change (a)
Total room revenues (dollars in thousands)	$113,569	$108,834	4.4
Occupancy	85.3%	88.4%	(3.1)
ADR	$308	$289	6.6
REVPAR	$263	$255	3.1
(a) Except occupancy, which is presented as a percentage point change.

Food and beverage revenues decreased 5.0%, or $8.2 million, to $153.9 million for the three months ended June 30, 2016, from $162.0 million for the same period in 2015, mainly due to a decline in revenues from our nightclubs.

Operating costs and expenses

Operating costs and expenses increased 2.1%, or $7.8 million, to $372.7 million for the three months ended June 30, 2016, from $364.9 million for the same period in 2015.

Casino expenses decreased 1.1%, or $0.7 million, to $66.5 million for the three months ended June 30, 2016, from $67.2 million for the same period in 2015. The decrease was commensurate with the 1.3% decrease in casino revenues.

Room expenses were relatively flat with $37.0 million for the three months ended June 30, 2016 when compared to $36.4 million for the same period in 2015.

Food and beverage expenses decreased 4.8%, or $5.0 million, to $100.3 million for the three months ended June 30, 2016, from $105.3 million for the same period in 2015. The decrease was commensurate with the 5.0% decrease in food and beverage revenues.

General and administrative expenses increased 3.8%, or $2.3 million, to $63.5 million for the three months ended June 30, 2016, from $61.2 million for the same period in 2015. The increase was primarily due to increased payroll and advertising related expenses.

Provision for doubtful accounts decreased $2.3 million to $0.7 million for the three months ended June 30, 2016, from $3.0 million for the same period in 2015. The change in the provision was primarily due to the impact of historical collection patterns and current collection trends, as well as specific review of customer accounts, on our estimated allowance for the respective periods.

We incurred pre-opening costs of $1.4 million for the three months ended June 30, 2016 in connection with the re-branding of one of our nightclubs.

Property charges and other expense was $10.1 million for the three months ended June 30, 2016 compared to a $0.9 million gain for the same period in 2015. During the three months ended June 30, 2016, we incurred $7.5 million in asset abandonment charges primarily associated with the current construction of more than 75,000 square feet of additional high-end retail space to the resort and $2.6 million of losses from the sale of assets.

Non-operating income and expenses

Interest expense decreased 4.6%, or $2.1 million, to $43.0 million for the three months ended June 30, 2016, from $45.1 million for the same period in 2015. The decrease is a result of additional interest expense incurred for the three months ended June 30, 2015 from the untendered 2020 Notes. In May 2015, we redeemed the remaining $71.1 million principal amount of the untendered 7 7/8% 2020 Notes, and in August 2015, we redeemed the remaining $80.1 million principal amount of the untendered 7 3/4% 2020 Notes.

We incurred a loss of $3.8 million on the extinguishment of debt for the three months ended June 30, 2015. In connection with the redemption of the remaining $71.1 million principal amount of the untendered 7 7/8% 2020 Notes, we recorded a loss for the premium portion of the consideration of $2.8 million and expensed $1.0 million of unamortized deferred financing costs and original discount. We incurred no loss on the extinguishment of debt for the three months ended June 30, 2016.

Financial results for the six months ended June 30, 2016 compared to the six months ended June 30, 2015.

Net revenues

Non-casino revenues consist of operating revenues from rooms, food and beverage, entertainment, retail and other, less promotional allowances. The following table presents net revenues from our casino and non-casino revenues (dollars in thousands):

	Six Months Ended June 30,
	2016	2015	Percent Change
Net revenues
Casino revenues	$293,864	$296,468	(0.9)
Non-casino revenues	514,620	513,998	0.1
	$808,484	$810,466	(0.2)

The percentage of our net revenues from non-casino revenues was 63.7% for the six months ended June 30, 2016, compared to 63.4% for the same period in 2015. Casino revenues were 36.3% of total net revenues for the six months ended June 30, 2016, compared to 36.6% of total net revenues for the same period in 2015.

Casino revenues

Casino revenues decreased 0.9%, or $2.6 million, to $293.9 million for the six months ended June 30, 2016, from $296.5 million for the same period in 2015. The decrease in casino revenues is attributable to a 16.7% decrease in table drop, primarily from international customers, partially offset by an increase in table games win percentage of 2.8 percentage points.

The table below sets forth our casino revenues and associated key operating measures related to our operations (dollars in thousands, except for win per unit per day):

	Six Months Ended June 30,
	2016	2015	Increase/(Decrease)	Percent Change
Total casino revenues	$293,864	$296,468	$(2,604)	(0.9)
Average number of table games	237	236	1	0.4
Table drop	$902,580	$1,082,921	$(180,341)	(16.7)
Table games win	$221,184	$234,992	$(13,808)	(5.9)
Table games win %	24.5%	21.7%	2.8%
Table games win per unit per day	$5,121	$5,501	$(380)	(6.9)

Average number of slot machines	1,887	1,861	26	1.4
Slot machine handle	$1,467,840	$1,474,331	$(6,491)	(0.4)
Slot machine win	$98,327	$99,427	$(1,100)	(1.1)
Slot machine win per unit per day	$286	$295	$(9)	(3.1)

Non-casino revenues

Non-casino revenues were relatively flat with $514.6 million for the six months ended June 30, 2016, compared to $514.0 million for the same period in 2015. The change was primarily due to an increase of 4.9% in room revenues largely offset by a decrease of 4.2% in food and beverage revenues.

Room revenues increased 4.9%, or $10.2 million for the six months ended June 30, 2016 when compared to the same period in 2015. The increase is primarily attributable to a 5.9% increase in ADR to $303 for the six months ended June 30, 2016, compared to $286 for the same period in 2015, partially offset by a 2.2 percentage point decrease in occupancy.

The table below sets forth our room revenues and associated key operating measures related to our operations:

	Six Months Ended June 30,
	2016	2015	Percent Change (a)
Total room revenues (dollars in thousands)	$218,708	$208,474	4.9
Occupancy	83.5%	85.7%	(2.2)
ADR	$303	$286	5.9
REVPAR	$253	$245	3.3
(a) Except occupancy, which is presented as a percentage point change

Food and beverage revenues decreased 4.2%, or $11.7 million, to $264.8 million for the six months ended June 30, 2016, from $276.5 million for the same period in 2015, mainly due to a decline in revenues from our nightclubs. Food and beverage revenue performance was impacted by one of our nightclubs being closed for re-branding during the period and not re-opening until the end of April.

Promotional allowances decreased 2.7%, or $2.3 million, to $84.0 million for the six months ended June 30, 2016, from $86.4 million for the same period in 2015, primarily as a result of less complimentaries on the decrease in table drop.

Operating costs and expenses

Operating costs and expenses increased 1.8%, or $12.7 million, to $717.1 million for the six months ended June 30, 2016, from $704.4 million for the same period in 2015.

Casino expenses decreased 3.5%, or $5.1 million, to $141.0 million for the six months ended June 30, 2016, from $146.1 million for the same period in 2015, primarily due to a decrease in gaming taxes and other expenses associated with the casino revenues decrease.

Room expenses increased 2.3%, or $1.7 million, to $73.5 million for the six months ended June 30, 2016, from $71.9 million for the same period in 2015, primarily due to an increase in payroll related expenses.

Food and beverage expenses decreased 1.4%, or $2.4 million, to $174.7 million for the six months ended June 30, 2016, from $177.2 million for the same period in 2015. The decrease is primarily due to lower costs in the current period for entertainment at our nightclubs, as well as lower costs associated with the food and beverage revenues decrease, partially offset by an increase in payroll related expenses.

General and administrative expenses increased 2.4%, or $3.0 million, to $125.3 million for the six months ended June 30, 2016, from $122.3 million for the same period in 2015. The increase is primarily due to an increase in payroll related expenses, partially offset by a decrease in corporate allocations.

Provision for doubtful accounts increased $1.1 million to $5.9 million for the six months ended June 30, 2016, from $4.8 million for the same period in 2015. The change in the provision was primarily due to the impact of historical collection patterns and current collection trends, as well as specific review of customer accounts, on our estimated allowance for the respective periods.

Management and license fees increased 19.0%, or $4.1 million, to $25.5 million for the six months ended June 30, 2016, from $21.5 million for the same period in 2015. In February 2015, we began incurring fees associated with our license agreement with Wynn Resorts and a wholly owned subsidiary of Wynn Resorts for use of certain intellectual property. The license agreement resulted in fees of $13.4 million during the six months ended June 30, 2016 compared to $9.3 million for the same period in 2015.

We incurred pre-opening costs of $2.1 million for the six months ended June 30, 2016 in connection with the re-branding of one of our nightclubs.

Property charges and other was $10.2 million for the six months ended June 30, 2016, compared to $1.1 million for the same period in 2015. During the six months ended June 30, 2016, we incurred $7.5 million in asset abandonment charges primarily associated with the current construction of more than 75,000 square feet of additional high-end retail space to the resort and $2.7 million of losses from the sale of assets.

Non-operating income and expenses

Interest expense decreased 7.7%, or $7.2 million, to $86.0 million for the six months ended June 30, 2016, from $93.2 million for the same period in 2015. In February 2015, we issued $1.8 billion of 5 1/2% Senior Notes due 2025 ("2025 Notes") and used the proceeds for the purchase of $305.8 million of 7 7/8% 2020 Notes and $1,146.5 million of 7 3/4% 2020 Notes pursuant to a cash tender offer. In May 2015, we redeemed the remaining $71.1 million principal amount of the untendered 7 7/8% 2020 Notes, and in August 2015, we redeemed the remaining $80.1 million principal amount of the untendered 7 3/4% 2020 Notes. As a result of these financing activities, our weighted average interest rate was lower for the six months ended June 30, 2016, compared to the same period in 2015.

We incurred a loss of $122.4 million on the extinguishment of debt for the six months ended June 30, 2015, in connection with the cash tender offer for the 2020 Notes and the subsequent redemption of the untendered 7 7/8% 2020 Notes. We expensed $101.2 million for the consideration to holders who tendered, $17.3 million of unamortized deferred financing costs and original issue discount, and $0.1 million in other fees incurred. In connection with the redemption of the remaining $71.1 million principal amount of the untendered 7 7/8% 2020 Notes, we recorded a loss for the premium portion of the consideration of $2.8 million and expensed $1.0 million of unamortized deferred financing costs and original discount. We incurred no loss on the extinguishment of debt for the six months ended June 30, 2016.

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

The following table presents a reconciliation of Adjusted Property EBITDA to net income (loss) (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Adjusted Property EBITDA	$122,290	$122,037	$231,314	$232,714
Other operating costs and expenses
Pre-opening costs	1,429	—	2,135	—
Depreciation and amortization	45,752	45,249	90,946	91,489
Property charges and other	10,070	(922)	10,225	1,109
Management and license fees	13,197	13,323	25,522	21,454
Corporate expenses and other	4,852	5,135	9,690	11,098
Stock-based compensation	629	808	1,407	1,472
Equity in income (loss) from unconsolidated affiliates	—	(58)	16	(10)
Total	75,929	63,535	139,941	126,612
Operating income	46,361	58,502	91,373	106,102
Non-operating income and expenses
Interest income	—	5	—	11
Interest expense	(43,015)	(45,069)	(86,019)	(93,194)
Loss on extinguishment of debt	—	(3,838)	—	(122,355)
Equity in income (loss) from unconsolidated affiliates	—	(58)	16	(10)
Total	(43,015)	(48,960)	(86,003)	(215,548)
Net income (loss)	$3,346	$9,542	$5,370	$(109,446)

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

Net cash provided by operations for the six months ended June 30, 2016 was $160.8 million, compared to net cash used in operations of $69.3 million for the same period in 2015. The change was primarily due to $192.8 million in accrued management fees paid to Wynn Resorts during the six months ended June 30, 2015, as we were no longer subject to certain restrictive covenants under the 2020 Notes indentures.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2016 was $60.2 million, compared to $42.3 million for the same period in 2015, primarily consisting of capital expenditures. Capital expenditures for the six months June 30, 2016 were primarily for the re-branding of one of our nightclubs and general property maintenance.  Capital expenditures for the six months ended June 30, 2015 were primarily for the remodel of guest rooms in the Encore hotel tower and general property maintenance.

Financing Activities

We had no financing activities for the six months ended June 30, 2016. Net cash provided by financing activities for the six months ended June 30, 2015 was $10.9 million. During the six months ended June 30, 2015, we issued $1.8 billion of 2025 Notes with proceeds used for the purchase of $1.52 billion of our 2020 Notes pursuant to a cash tender offer and subsequent redemption of the untendered 7 7/8% 2020 Notes. In connection with the cash tender offer, we restricted funds of $86.3 million for the purpose of redeeming the portion of the 2020 Notes that were not tendered. We used these funds for the redemption of untendered notes in August 2015. During the six months ended June 30, 2015, the proceeds from the issuance were also offset by payments of financing costs of $129.3 million.

Capital Resources

As of June 30, 2016, we had $177.7 million of cash and cash equivalents available for use without restriction, including for operations, debt service and extinguishment, new development activities, enhancements to our property and general corporate purposes. We require a certain amount of cash on hand for operations. We expect to meet our cash needs including our contractual obligations with future anticipated cash flow from operations and our existing cash balances.

Off Balance Sheet Arrangements

We have not entered into any transactions with special purpose entities nor do we engage in any derivatives. We do not have any retained or contingent interest in assets transferred to an unconsolidated entity. At June 30, 2016, we had outstanding letters of credit totaling $8.2 million.

Contractual Obligations and Commitments

There have been no material changes outside the ordinary course of our business during the six months ended June 30, 2016 to our contractual obligations or off balance sheet arrangements as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Legal proceedings in which Wynn Resorts is involved also may impact our liquidity. No assurance can be provided as to the outcome of such proceedings. In addition, litigation inherently involves significant costs. For information regarding legal proceedings, see Item 1—"Notes to Condensed Consolidated Financial Statements," Note 7 "Commitments and Contingencies."

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

Critical Accounting Policies and Estimates

A description of our critical accounting policies is included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2015. There have been no significant changes to these policies for the six months ended June 30, 2016.

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

Interest Rate Risks

We had $3.20 billion of fixed-rate debt outstanding as of June 30, 2016. As a result of our outstanding debt being based on fixed rates, we currently do not have exposure to adverse changes in market rates.

Interest Rate Sensitivity

As of June 30, 2016, our long-term debt was based on fixed rates.

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

Part II – OTHER INFORMATION

Item 1A. Risk Factors

A description of our risk factors can be found in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015. There were no material changes to those risk factors during the six months ended June 30, 2016.

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
*10.1
Third Amendment to Credit Agreement, dated as of June 21, 2016, by and among Wynn America, LLC, as borrower, the Guarantors named therein, Deutsche Bank AG New York Branch, as administrative agent on behalf of the several banks and other financial institutions or entities from time to time party to Wynn America, LLC's Credit Agreement, dated as of November 20, 2014.

*10.2
Fourth Amendment to Credit Agreement, dated as of July 1, 2016, by and among Wynn America, LLC, as borrower, the Guarantors named therein, Deutsche Bank AG New York Branch, as administrative agent on behalf of the several banks and other financial institutions or entities from time to time party to Wynn America, LLC's Credit Agreement, dated as of November 20, 2014.

*31.1	Certification of Principal Executive Officer of Periodic Report Pursuant to Rule 13a – 14(a) and Rule 15d – 14(a).
*31.2	Certification of Principal Financial Officer of Periodic Report Pursuant to Rule 13a – 14(a) and Rule 15d – 14(a).
*32	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350.
*101
The following financial information from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, filed with the SEC on August 9, 2016 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets at June 30, 2016 and December 31, 2015, (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2016 and 2015, (iii) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015, and (iv) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WYNN LAS VEGAS, LLC

Dated: August 9, 2016	By:	/s/ Dean Lawrence
Dean Lawrence
Senior Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

