Form 10-Q
period 2016-09-30
WYNN LAS VEGAS LLC
filed 2016-11-04
CIK 1180638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Wynn Las Vegas Holdings, LLC owns all of the membership interests of the Registrant as of November 4, 2016.

The Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES
FORM 10-Q

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
WYNN LAS VEGAS, LLC AND SUBSIDIARIES
(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30, 2016	December 31, 2015
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$168,804	$77,062
Receivables, net	95,075	119,356
Inventories	45,462	51,293
Prepaid expenses and other	34,155	29,162
Total current assets	343,496	276,873
Property and equipment, net	2,754,772	2,825,239
Intangible assets, net	1,387	1,387
Other assets	40,192	41,487
Investment in unconsolidated affiliates	—	727
Total assets	$3,139,847	$3,145,713
LIABILITIES AND MEMBER'S DEFICIT
Current liabilities:
Accounts payable	$35,378	$42,992
Customer deposits	95,153	84,094
Gaming taxes payable	10,578	11,610
Accrued compensation and benefits	65,493	52,312
Accrued interest	17,408	48,939
Other accrued liabilities	25,374	23,290
Due to affiliates, net	2,338	7,331
Total current liabilities	251,722	270,568
Long-term debt	3,168,077	3,165,499
Other long-term liabilities	2,344	2,426
Total liabilities	3,422,143	3,438,493
Commitments and contingencies (Note 7)
Member's deficit:
Contributed capital	958,215	957,138
Accumulated deficit	(1,240,511)	(1,249,918)
Total member's deficit	(282,296)	(292,780)
Total liabilities and member's deficit	$3,139,847	$3,145,713

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES
(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Operating revenues:
Casino	$153,166	$152,149	$447,030	$448,617
Rooms	112,185	102,786	330,893	311,260
Food and beverage	145,166	142,580	409,975	419,082
Entertainment, retail and other	58,905	58,273	174,038	173,672
Gross revenues	469,422	455,788	1,361,936	1,352,631
Less: promotional allowances	(42,319)	(44,628)	(126,349)	(131,005)
Net revenues	427,103	411,160	1,235,587	1,221,626
Operating costs and expenses:
Casino	69,732	71,244	210,731	217,326
Rooms	37,720	36,157	111,256	108,043
Food and beverage	96,438	95,527	271,186	272,695
Entertainment, retail and other	34,107	34,153	101,898	102,248
General and administrative	65,340	62,482	190,625	184,785
Provision for doubtful accounts	150	575	6,074	5,353
Management and license fees	13,441	13,004	38,963	34,458
Pre-opening costs	64	—	2,199	—
Depreciation and amortization	46,403	45,215	137,349	136,704
Property charges and other	16,748	111	26,973	1,220
Total operating costs and expenses	380,143	358,468	1,097,254	1,062,832
Operating income	46,960	52,692	138,333	158,794
Other income (expense):
Interest income	65	—	65	11
Interest expense	(42,988)	(43,779)	(129,007)	(136,973)
Loss on extinguishment of debt	—	(3,922)	—	(126,276)
Equity in income (loss) from unconsolidated affiliates	—	(2)	16	(12)
Other income (expense), net	(42,923)	(47,703)	(128,926)	(263,250)
Net income (loss)	4,037	4,989	9,407	(104,456)
Other comprehensive income	—	—	—	—
Total comprehensive income (loss)	$4,037	$4,989	$9,407	$(104,456)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES
(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$9,407	$(104,456)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	137,349	136,704
Stock-based compensation expense	2,036	2,072
Amortization of deferred financing costs and other	2,578	2,292
Loss on extinguishment of debt	—	126,276
Provision for doubtful accounts	6,074	5,353
Property charges and other	11,260	1,220
Equity in income of unconsolidated affiliates, net of distributions	—	480
Increase (decrease) in cash from changes in:
Receivables, net	18,207	52,551
Inventories and prepaid expenses and other	2,742	5,527
Accounts payable and accrued expenses	(15,189)	(60,428)
Due to affiliates, net	5,450	(204,154)
Net cash provided by (used in) operating activities	179,914	(36,563)
Cash flows from investing activities:
Capital expenditures, net of construction payables and retention	(81,658)	(82,255)
Return of investment in unconsolidated affiliates	727	—
Purchase of other assets	(5,018)	(2,671)
Due to affiliates, net	(5,368)	8,991
Proceeds from sale of assets	3,145	2,976
Net cash used in investing activities	(88,172)	(72,959)
Cash flows from financing activities:
Distributions to parent	—	(170,000)
Proceeds from issuance of long-term debt	—	1,800,000
Restricted cash	—	—
Repurchase of first mortgage notes	—	(1,603,610)
Payments of financing costs	—	(132,401)
Net cash used in financing activities	—	(106,011)
Cash and cash equivalents:
Increase (decrease) in cash and cash equivalents	91,742	(215,533)
Balance, beginning of period	77,062	266,360
Balance, end of period	$168,804	$50,827

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

Wynn Las Vegas Capital Corp. ("Wynn Capital") is a wholly owned subsidiary of the Company organized solely for the purpose of obtaining financing for Wynn Las Vegas. Wynn Capital is authorized to issue 2,000 shares of common stock, par value $0.01. As of September 30, 2016, the Company owned the one share that was issued and outstanding. Wynn Capital has no significant net assets and has had no operating activity. Its sole function is to serve as the co-issuer of the mortgage and senior notes. Wynn Las Vegas, LLC and Wynn Capital together are hereinafter referred to as the "Issuers".

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles ("GAAP") have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results for the interim periods have been made. The results for the three and nine months ended September 30, 2016 are not necessarily indicative of results to be expected for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.

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

Certain amounts in the Condensed Consolidated Statements of Cash Flows for the previous year have been reclassified to be consistent with the current year presentation. The payment of deposits on property and equipment, previously presented in purchase of other assets in investing activities, is now presented in capital expenditures in investing activities.  The amount of deposits on property and equipment that have been reclassified for the nine months ended September 30, 2015 was $14.4 million. The reclassification had no effect on the previously reported net cash used in investing activities.

Cash and Cash Equivalents

Cash and cash equivalents are comprised of highly liquid investments with original maturities of three months or less. Cash equivalents are carried at cost, which approximates fair value.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES
(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Accounts Receivable and Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of casino accounts receivable. The Company issues credit in the form of "markers" to approved casino customers following investigations of creditworthiness. As of September 30, 2016 and December 31, 2015, approximately 79.9% and 80.1%, respectively, of the Company's markers were due from customers residing outside the United States, primarily in Asia. Business or economic conditions or other significant events in these countries could affect the collectability of such receivables.

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

Casino revenues are measured by the aggregate net difference between gaming wins and losses, with liabilities recognized for funds deposited by customers before gaming play occurs and for chips in the customers' possession. Cash discounts, other cash incentives and points earned by customers from the Company's loyalty programs are recorded as a reduction to casino revenues. Rooms, food and beverage, entertainment and other operating revenues are recognized when services are performed. Entertainment, retail and other revenue includes rental income, which is recognized on a time proportion basis over the lease term. Contingent rental income is recognized when the right to receive such rental income is established according to the lease agreements. Advance deposits on rooms and advance ticket sales are recorded as customer deposits until services are provided to the customer.

The retail value of accommodations, food and beverage, and other services furnished to guests without charge is included in gross revenues. Such amounts are then deducted as promotional allowances. The estimated retail value of providing such promotional allowances are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Rooms	$20,082	$19,616	$57,242	$55,695
Food and beverage	18,597	20,936	56,272	61,813
Entertainment, retail and other	3,640	4,076	12,835	13,497
	$42,319	$44,628	$126,349	$131,005

WYNN LAS VEGAS, LLC AND SUBSIDIARIES
(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The estimated cost of providing such promotional allowances, which is included primarily in casino expenses, is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Rooms	$8,455	$8,592	$24,153	$24,589
Food and beverage	14,357	16,121	44,162	47,503
Entertainment, retail and other	2,279	2,569	8,050	8,354
	$25,091	$27,282	$76,365	$80,446

Gaming Taxes

The Company is subject to taxes based on gross gaming revenues in the jurisdiction in which it operates, subject to applicable jurisdictional adjustments. These gaming taxes are an assessment on the Company's gross gaming revenues and are recorded as casino expenses in the accompanying Condensed Consolidated Statements of Comprehensive Income (Loss). These taxes totaled $11.2 million and $11.0 million for the three months ended September 30, 2016 and 2015, respectively, and totaled $32.2 million and $32.0 million for the nine months ended September 30, 2016 and 2015, respectively.

Stock-Based Compensation

The Company accounts for stock-based compensation related to equity shares of Wynn Resorts granted to its employees in accordance with accounting standards, which require the compensation cost relating to share-based payment transactions be recognized in the Company's Condensed Consolidated Statements of Comprehensive Income (Loss). The cost is measured at the grant date, based on the estimated fair value of the award using the Black-Scholes option pricing model for stock options, and based on the closing share price of the Company's stock on the grant date for nonvested share awards. The cost is recognized as an expense on a straight-line basis over the employee's requisite service period (the vesting period of the award), net of estimated forfeitures. For both the three months ended September 30, 2016 and 2015, the Company recorded $0.6 million of stock-based compensation costs. For the nine months ended September 30, 2016 and 2015, the Company recorded $2.0 million and $2.1 million, respectively, in stock-based compensation costs.

Recently Issued and Adopted Accounting Standards

In August 2016, the Financial Accounting Standards Board ("FASB") issued an accounting standards update that clarifies the classification of certain cash receipts and cash payments on the statement of cash flows. In particular, the new guidance clarifies the classification related to several types of cash flows; including items such as debt extinguishment costs and distributions received from equity method investees. The new guidance also provides a three-step approach for classifying cash receipts and payments that have aspects of more than one class of cash flows. The effective date for this guidance is for financial statements for fiscal years beginning after December 15, 2017, and interim periods within those fiscal periods and early application is permitted. The Company is currently assessing the impact the adoption of this guidance will have on its consolidated financial statements.

In March 2016, the FASB issued an accounting standards update that involves several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Under the new guidance, income tax benefits and deficiencies are to be recognized as income tax expense or benefit in the income statement and the tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. An entity should also recognize excess tax benefits regardless of whether the benefit reduces taxes payable in the current period. Excess tax benefits should be classified along with other income tax cash flows as an operating activity. In regards to forfeitures, the entity may make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. The effective date for this guidance is for financial statements for fiscal years beginning after December 15, 2016, and interim periods within those fiscal periods and early application is permitted. The Company is currently assessing the impact the adoption of this guidance will have on its consolidated financial statements.

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

Note 3 - Receivables, net

Receivables, net consisted of the following (in thousands):

	September 30, 2016	December 31, 2015
Casino	$89,358	$116,723
Hotel	19,119	20,014
Retail leases and other	17,141	21,288
	125,618	158,025
Less: allowance for doubtful accounts	(30,543)	(38,669)
	$95,075	$119,356

WYNN LAS VEGAS, LLC AND SUBSIDIARIES
(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 4 - Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	September 30, 2016	December 31, 2015
Land and improvements	$623,578	$623,866
Buildings and improvements	2,641,063	2,630,788
Furniture, fixtures and equipment	1,423,084	1,419,018
Construction in progress	28,746	12,294
	4,716,471	4,685,966
Less: accumulated depreciation	(1,961,699)	(1,860,727)
	$2,754,772	$2,825,239

Note 5 - Long-Term Debt

Long-term debt consisted of the following (in thousands):

	September 30, 2016	December 31, 2015
5 3/8% First Mortgage Notes, due March 15, 2022, net of debt issuance costs of $6,985 at September 30, 2016 and $7,791 at December 31, 2015	$893,015	$892,209
4 1/4% Senior Notes, due May 30, 2023, net of debt issuance costs of $2,911 at September 30, 2016 and $3,183 at December 31, 2015	497,089	496,817
5 1/2% Senior Notes, due March 1, 2025, net of debt issuance costs of $22,027 at September 30, 2016 and $23,527 at December 31, 2015	1,777,973	1,776,473
	3,168,077	3,165,499
Current portion of long-term debt	—	—
	$3,168,077	$3,165,499

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

On August 15, 2015, the Company redeemed the remaining $80.1 million principal amount of the untendered 7 3/4% First Mortgage Notes due August 15, 2020. The Company recorded a loss for the premium portion of the consideration of $3.1 million and expensed $0.8 million of unamortized deferred financing costs that are included in loss on extinguishment of debt in the accompanying Consolidated Statements of Comprehensive Income (Loss).

Debt Covenant Compliance

As of September 30, 2016, management believes the Company was in compliance with all debt covenants.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES
(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Fair Value of Long Term Debt

The estimated fair value of the Company's long-term debt as of September 30, 2016 and December 31, 2015 was $3.22 billion and $2.93 billion, respectively, compared to its carrying value, excluding debt issuance costs, of $3.20 billion. The estimated fair value of the Company's long-term debt is based on recent trades, if available, and indicative pricing from market information (Level 2 inputs).

Note 6 - Related Party Transactions

Amounts Due to Affiliates, net

The Company periodically settles net amounts due to affiliates with cash payments. Amounts are primarily comprised of management and license fees, construction related payables and corporate allocations. As of September 30, 2016 and December 31, 2015, the Company's net current due to affiliates were $2.3 million and $7.3 million, respectively.

Management fee and corporate allocations

In February 2015, the Company entered into a new corporate support services agreement with Wynn Resorts and terminated the prior agreement. Wynn Resorts provides the Company legal, accounting, human resources, information services, real estate, and other corporate support services. Under the agreement, the corporate support service allocations have been determined on a basis that Wynn Resorts and the Company consider to be reasonable estimates of the utilization of service provided or the benefit received by the Company. Wynn Resorts maintains corporate offices at Wynn Las Vegas without charge from the Company and aircraft operated by Wynn Resorts are available for use by the Company. In addition, the Company pays a management fee of 1.5% of net revenues. For the three months ended September 30, 2016 and 2015, $9.8 million and $10.6 million, respectively, were charged to the Company under the corporate support services agreement. For the nine months ended September 30, 2016 and 2015, $29.2 million and $32.2 million, respectively, were charged to the Company under the corporate support services agreement.

Intellectual Property

Under an agreement with Wynn Resorts and a wholly owned subsidiary of Wynn Resorts, the Company licenses certain intellectual property, including certain trademarks, domain names, copyrights and service marks in connection with a variety of goods and services. The Company currently has two agreements in effect. Under the agreement, dated December 14, 2004 ("2004 IP Agreement"), which relates to intellectual property existing on or before December 14, 2004, the Company is not charged a licensing fee. Under the agreement, dated February 26, 2015, which relates to intellectual property existing after December 14, 2004, the monthly license fee payable is 1.5% of gross monthly revenues until the 2004 IP Agreement is terminated and 3% of gross monthly revenues once the 2004 IP Agreement is terminated. For the three months ended September 30, 2016 and 2015, $7.0 million and $6.8 million, respectively, of licensing fees were charged to the Company. For the nine months ended September 30, 2016 and 2015, $20.4 million and $16.1 million, respectively, of licensing fees were charged to the Company.

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

On June 19, 2012, Elaine Wynn asserted a cross claim against Mr. Wynn and Aruze seeking a declaration that (1) any and all of Elaine Wynn's duties under the Stockholders Agreement shall be discharged; (2) the Stockholders Agreement is subject to rescission and is rescinded; (3) the Stockholders Agreement is an unreasonable restraint on alienation in violation of public policy; and/or (4) the restrictions on sale of shares shall be construed as inapplicable to Elaine Wynn. On March 28, 2016, Elaine Wynn filed an amended cross claim which added Wynn Resorts and Wynn Resorts' General Counsel (together with Mr. Wynn, the "Wynn Cross Defendants") as cross defendants. The amended cross claim substantially repeats its earlier allegations and further alleges that Mr. Wynn engaged in acts of misconduct that, with the Wynn Cross Defendants, resulted in Mr. Wynn allegedly breaching the Stockholders Agreement and violating alleged duties under the Stockholders Agreement by preventing Elaine Wynn from being nominated and elected to serve as one of Wynn Resorts' directors.  In addition to continuing to seek the declarations asserted under the original cross claim, the amended cross claim seeks an order compelling Mr. Wynn to comply with the Stockholders Agreement by assuring the nomination and election of Elaine Wynn to the Board of Directors and seeks unspecified monetary damages from Mr. Wynn and the Wynn Cross Defendants. The Wynn Cross Defendants filed motions to dismiss and a motion to sever in April 2016 and will vigorously defend against the claims asserted against them.  On May 5, 2016, the court granted Wynn Resorts' and Wynn Resorts' General Counsel's motions to dismiss and denied Mr. Wynn's motion to dismiss. On May 26, 2016, the court denied the Wynn Cross Defendants' motion to sever. Mr. Wynn is continuing to oppose Elaine Wynn's cross claim.

The indenture for Wynn Las Vegas, LLC's 4 1/4% Senior Notes due 2023 (the "2023 Indenture") provides that if Mr. Wynn, together with certain related parties, in the aggregate beneficially owns a lesser percentage of the voting power of the outstanding common stock of Wynn Resorts than is beneficially owned by any other person, a change of control will have occurred. The indenture for Wynn Las Vegas, LLC's 5 1/2% Senior Notes due 2025 (the "2025 Indenture") provides that if any event constitutes a "change of control" under the 2023 Indenture, it will constitute a change of control under the 2025 Indenture. If the Stockholders Agreement is determined not to be enforceable pursuant to Elaine Wynn's cross claim, Mr. Wynn would not beneficially own or control Elaine Wynn's shares, which could increase the likelihood that a change in control may occur under the Wynn Las Vegas debt documents. Under the 2023 Indenture and the 2025 Indenture, if (1) a change of control occurs and (2) at any time within 60 days after that occurrence, the 4 1/4% Senior Notes due 2023 or the 5 1/2% Senior Notes

WYNN LAS VEGAS, LLC AND SUBSIDIARIES
(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

due 2025, as applicable, are rated below investment grade by both rating agencies that rate such notes, Wynn Resorts is required to make an offer to each applicable holder to repurchase all or any part of such holder's notes at a purchase price equal to 101% of the aggregate principal amount thereof plus accrued and unpaid interest on the notes purchased, if any, to the date of repurchase (unless the notes have been previously called for redemption).

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

In May 2016, Wynn Resorts filed a motion to disqualify one of Ms. Wynn's law firms and sought an injunction related to Ms. Wynn providing her attorneys with confidential and privileged information that belongs to Wynn Resorts. On June 23, 2016, the court stayed discovery as to both Ms. Wynn and the Okada Parties, pending an evidentiary hearing to be set by the court. New discovery deadlines and trial-related dates will be set after the stay is lifted. Wynn Resorts will continue to vigorously pursue its claims against the Okada Parties, and Wynn Resorts and the Wynn Parties will continue to vigorously

WYNN LAS VEGAS, LLC AND SUBSIDIARIES
(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

defend against the counterclaims asserted against them. Management has determined that based on proceedings to date, it is currently unable to determine the probability of the outcome of this matter or the range of reasonably possible loss, if any. An adverse judgment or settlement involving payment of a material amount could cause a material adverse effect on Wynn Resorts' financial condition.

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

Macau Action:

On July 3, 2015, Wynn Macau, Limited announced that the Okada Parties filed a complaint in the Court of First Instance of Macau ("Macau Court") against Wynn Macau SA and certain individuals who are or were directors of Wynn Macau SA and or Wynn Macau, Limited (collectively, the "Wynn Macau Parties").  The principal allegations in the lawsuit are that the redemption of the Okada Parties' shares in Wynn Resorts was improper and undervalued, that the previously disclosed payment by Wynn Macau SA to an unrelated third party in consideration of relinquishment by that party of certain rights in and to any future development on the land in Cotai where Wynn Palace is located was unlawful and that the previously disclosed donation by Wynn Resorts to the University of Macau Development Foundation was unlawful.  The plaintiffs seek dissolution of Wynn Macau SA and compensatory damages. The Okada Parties recently released one of the defendants from the lawsuit. The Macau Court has served the complaint on all of the remaining defendants and the Wynn Macau Parties filed their response on May 17, 2016.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q and our consolidated financial statements appearing in our annual report on Form 10-K for the year ended December 31, 2015. Unless the context otherwise requires, all references herein to the "Company," "we," "us," or "our," or similar terms, refer to Wynn Las Vegas, LLC, a Nevada limited liability company and its consolidated subsidiaries. This discussion and analysis contains forward-looking statements. Please refer to the section below entitled "Special Note Regarding Forward-Looking Statements."

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

Wynn Las Vegas | Encore features the following as of October 15, 2016:

•
Approximately 194,000 square feet of casino space, offering 24-hour gaming and a full range of games with 235 table games and 1,901 slot machines, private gaming salons, a sky casino, a poker room, and a race and sports book;

•	Two luxury hotel towers with a total of 4,748 guest rooms, suites and villas;

•	33 food and beverage outlets;

•	Approximately 99,000 square feet of high-end, brand-name retail shopping;

•	Approximately 290,000 square feet of meeting and convention space;

•	Three nightclubs and a beach club;

•	A specially designed theater presenting "Le Rêve-The Dream," a water-based theatrical production and a theater presenting "Steve Wynn's ShowStoppers," a Broadway-style entertainment production; and

•	Recreation and leisure facilities, including an 18-hole golf course, swimming pools, private cabanas, two full service spas and salons, and a wedding chapel.

Construction and Future Development

In response to our evaluation of our property and our commitment to creating a unique customer experience, we have made and expect to continue to make enhancements and refinements to this resort. In October 2015, we closed the Ferrari and Maserati automobile dealership inside Wynn Las Vegas. We are in the process of replacing the dealership and adjacent space with more than 75,000 square feet of additional high-end, brand-name retail space, which we expect to open in the fourth quarter of 2017.

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

•	Revenue per available room ("REVPAR") is calculated by dividing total room revenues, including the retail value of promotional allowances (less service charges, if any), by total rooms available.

•	Occupancy is calculated by dividing total occupied rooms, including complimentary rooms, by the total rooms available.

Results of Operations

Summary third quarter 2016 results

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2016	2015	Percent Change	2016	2015	Percent Change
Net revenues	$427,103	$411,160	3.9	$1,235,587	$1,221,626	1.1
Net income (loss)	$4,037	$4,989	(19.1)	$9,407	$(104,456)	109.0
Adjusted Property EBITDA	$128,879	$117,069	10.1	$360,193	$349,783	3.0

Our net income was relatively flat for the three months ended September 30, 2016 when compared to the same period of 2015, due to a $15.3 million exit fee incurred for the right to procure energy from the wholesale energy markets instead of from the local public electricity utility, which offset our room revenue performance. Adjusted Property EBITDA increased 10.1%, or $11.8 million, for the three months ended September 30, 2016 when compared to the same period of 2015, largely due to the 9.1% year-over-year increase in room revenues.

During the nine months ended September 30, 2016, net income was $9.4 million, compared to a net loss of $104.5 million for the same period of 2015. During the nine months ended September 30, 2015, we experienced a net loss primarily due to $126.3 million in losses from the extinguishment of debt related to the purchase of the 7 7/8% First Mortgage Notes due May 1, 2020 (the "7 7/8% 2020 Notes") and the 7 3/4% First Mortgage Notes due August 15, 2020 (the "7 3/4% 2020 Notes" and together with the 7 7/8% 2020 Notes, the "2020 Notes") pursuant to a cash tender offer and subsequent redemption of the untendered 2020 Notes.

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

Financial results for the three months ended September 30, 2016 compared to the three months ended September 30, 2015.

Net revenues

Non-casino revenues consist of operating revenues from rooms, food and beverage, entertainment, retail and other, less promotional allowances. The following table presents net revenues from our casino and non-casino revenues (dollars in thousands):

	Three Months Ended September 30,
	2016	2015	Percent Change
Net revenues
Casino revenues	$153,166	$152,149	0.7
Non-casino revenues	273,937	259,011	5.8
	$427,103	$411,160	3.9

Casino revenues were 35.9% of total net revenues for the three months ended September 30, 2016, compared to 37.0% of total net revenues for the same period of 2015, while non-casino revenues were 64.1% of total revenues, compared to 63.0% for the same period of 2015.

Casino revenues

Casino revenues were relatively flat with $153.2 million for the three months ended September 30, 2016, compared to $152.1 million for the same period of 2015.

The table below sets forth our casino revenues and associated key operating measures related to our operations (dollars in thousands, except for win per unit per day):

	Three Months Ended September 30,
	2016	2015	Increase/(Decrease)	Percent Change
Total casino revenues	$153,166	$152,149	$1,017	0.7
Average number of table games	234	230	4	1.7
Table drop	$483,382	$491,616	$(8,234)	(1.7)
Table games win	$119,388	$116,655	$2,733	2.3
Table games win %	24.7%	23.7%	1.0
Table games win per unit per day	$5,552	$5,505	$47	0.9
Average number of slot machines	1,890	1,861	29	1.6
Slot machine handle	$818,719	$764,263	$54,456	7.1
Slot machine win	$52,460	$54,614	$(2,154)	(3.9)
Slot machine win per unit per day	$302	$319	$(17)	(5.3)

Non-casino revenues

Non-casino revenues increased 5.8%, or $14.9 million to $273.9 million for the three months ended September 30, 2016, compared to $259.0 million for the same period of 2015, primarily due to an increase of 9.1% in room revenues and a 1.8% increase in food and beverage revenues.

Room revenues increased 9.1%, or $9.4 million for the three months ended September 30, 2016 when compared to the same period of 2015. The increase is primarily attributable to a 4.7% increase in ADR to $288 for the three months ended September 30, 2016, compared to $275 for the same period of 2015 and a 1.7 percentage point increase in occupancy.

The table below sets forth our room revenues and associated key operating measures related to our operations:

	Three Months Ended September 30,
	2016	2015	Percent Change (a)
Total room revenues (dollars in thousands)	$112,185	$102,786	9.1
Occupancy	90.0%	88.3%	1.7
ADR	$288	$275	4.7
REVPAR	$259	$243	6.6
(a) Except occupancy, which is presented as a percentage point change.

Food and beverage revenues increased 1.8%, or $2.6 million, to $145.2 million for the three months ended September 30, 2016, from $142.6 million for the same period of 2015, mainly due to an increase in revenues at our casual dining restaurants.

Promotional allowances decreased 5.2%, or $2.3 million, to $42.3 million for the three months ended September 30, 2016, from $44.6 million for the same period of 2015, primarily as a result of less complimentaries on the decrease in table drop.

Operating costs and expenses

Operating costs and expenses increased 6.0%, or $21.7 million, to $380.1 million for the three months ended September 30, 2016, from $358.5 million for the same period of 2015, primarily due to a $16.6 million increase in property charges and other.

Casino expenses decreased 2.1%, or $1.5 million, to $69.7 million for the three months ended September 30, 2016, from $71.2 million for the same period of 2015, mainly due to a reduction in the cost of complimentaries and other casino expenses.

Room expenses increased 4.3%, or $1.6 million, to $37.7 million for the three months ended September 30, 2016, from $36.2 million for the same period of 2015, primarily attributable to expenses associated with the increase in occupancy over the prior year.

Food and beverage expenses were relatively flat with $96.4 million for the three months ended September 30, 2016 when compared to $95.5 million for the same period of 2015.

General and administrative expenses increased 4.6%, or $2.9 million, to $65.3 million for the three months ended September 30, 2016, from $62.5 million for the same period of 2015. The increase was primarily due to increased payroll and advertising related expenses.

Property charges and other expense was $16.7 million for the three months ended September 30, 2016, compared to $0.1 million for the same period of 2015. During the three months ended September 30, 2016, we incurred an expense of $15.3 million for an exit fee for the right to procure energy from the wholesale energy markets instead of from the local public electric utility.

Non-operating income and expenses

Interest expense was relatively flat with $43.0 million for the three months ended September 30, 2016, compared to $43.8 million for the same period of 2015.

We incurred a loss of $3.9 million on the extinguishment of debt for the three months ended September 30, 2015. In connection with the August 2015 redemption of the remaining $80.1 million principal amount of the untendered 7 3/4% 2020 Notes, we recorded a loss for the premium portion of the consideration of $3.1 million and expensed $0.8 million of unamortized deferred financing costs and original discount. We incurred no loss on extinguishment of debt for the three months ended September 30, 2016.

Financial results for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015.

Net revenues

Non-casino revenues consist of operating revenues from rooms, food and beverage, entertainment, retail and other, less promotional allowances. The following table presents net revenues from our casino and non-casino revenues (dollars in thousands):

	Nine Months Ended September 30,
	2016	2015	Percent Change
Net revenues
Casino revenues	$447,030	$448,617	(0.4)
Non-casino revenues	788,557	773,009	2.0
	$1,235,587	$1,221,626	1.1

The percentage of our net revenues from non-casino revenues was 63.8% for the nine months ended September 30, 2016, compared to 63.3% for the same period of 2015. Casino revenues were 36.2% of total net revenues for the nine months ended September 30, 2016, compared to 36.7% of total net revenues for the same period of 2015.

Casino revenues

Casino revenues were relatively flat with $447.0 million for the nine months ended September 30, 2016 when compared to $448.6 million for the same period of 2015. We experienced a 12.0% year-over-year decrease in table drop, primarily from international customers, largely offset by an increase in table games win percentage of 2.3 percentage points.

The table below sets forth our casino revenues and associated key operating measures related to our operations (dollars in thousands, except for win per unit per day):

	Nine Months Ended September 30,
	2016	2015	Increase/(Decrease)	Percent Change
Total casino revenues	$447,030	$448,617	$(1,587)	(0.4)
Average number of table games	236	234	2	0.9
Table drop	$1,385,963	$1,574,537	$(188,574)	(12.0)
Table games win	$340,572	$351,647	$(11,075)	(3.1)
Table games win %	24.6%	22.3%	2.3%
Table games win per unit per day	$5,264	$5,502	$(238)	(4.3)
Average number of slot machines	1,888	1,861	27	1.5
Slot machine handle	$2,286,559	$2,238,594	$47,965	2.1
Slot machine win	$150,786	$154,041	$(3,255)	(2.1)
Slot machine win per unit per day	$291	$303	$(12)	(4.0)

Non-casino revenues

Non-casino revenues increased 2.0%, or $15.5 million, to $788.6 million for the nine months ended September 30, 2016, from $773.0 million for the same period of 2015. The increase was primarily due to an increase of 6.3% in room revenues, partially offset by a decrease of 2.2% in food and beverage revenues.

Room revenues increased 6.3%, or $19.6 million for the nine months ended September 30, 2016 when compared to the same period of 2015. The increase is primarily attributable to a 5.7% increase in ADR to $298 for the nine months ended September 30, 2016, compared to $282 for the same period of 2015, partially offset by a 0.9 percentage point decrease in occupancy.

The table below sets forth our room revenues and associated key operating measures related to our operations:

	Nine Months Ended September 30,
	2016	2015	Percent Change (a)
Total room revenues (dollars in thousands)	$330,893	$311,260	6.3
Occupancy	85.7%	86.6%	(0.9)
ADR	$298	$282	5.7
REVPAR	$255	$244	4.5
(a) Except occupancy, which is presented as a percentage point change

Food and beverage revenues decreased 2.2%, or $9.1 million, to $410.0 million for the nine months ended September 30, 2016, from $419.1 million for the same period of 2015, mainly due to a decline in revenues from our nightclubs.

Promotional allowances decreased 3.6%, or $4.7 million, to $126.3 million for the nine months ended September 30, 2016, from $131.0 million for the same period of 2015, primarily as a result of less complimentaries on the decrease in table drop.

Operating costs and expenses

Operating costs and expenses increased 3.2%, or $34.4 million, to $1.10 billion for the nine months ended September 30, 2016, from $1.06 billion for the same period of 2015, primarily due to a $25.8 million increase in property charges and other.

Casino expenses decreased 3.0%, or $6.6 million, to $210.7 million for the nine months ended September 30, 2016, from $217.3 million for the same period of 2015, mainly due to a reduction in the cost of complimentaries and other casino expenses.

Room expenses increased 3.0%, or $3.2 million, to $111.3 million for the nine months ended September 30, 2016, from $108.0 million for the same period of 2015, primarily due to an increase in payroll related expenses.

Food and beverage expenses were relatively flat with $271.2 million for the nine months ended September 30, 2016 when compared to $272.7 million for the same period of 2015.

General and administrative expenses increased 3.2%, or $5.8 million, to $190.6 million for the nine months ended September 30, 2016, from $184.8 million for the same period of 2015. The increase is primarily due to an increase in payroll related expenses, partially offset by a decrease in corporate allocations.

Management and license fees increased 13.1%, or $4.5 million, to $39.0 million for the nine months ended September 30, 2016, from $34.5 million for the same period of 2015. In February 2015, we began incurring fees associated with our license agreement with Wynn Resorts and a wholly owned subsidiary of Wynn Resorts for use of certain intellectual property. The license agreement resulted in fees of $20.4 million during the nine months ended September 30, 2016, compared to $16.1 million for the same period of 2015.

We incurred pre-opening costs of $2.2 million for the nine months ended September 30, 2016 in connection with the re-branding of one of our nightclubs.

Property charges and other expense was $27.0 million for the nine months ended September 30, 2016, compared to $1.2 million for the same period of 2015. During the nine months ended September 30, 2016, we incurred expenses of $15.3 million for an exit fee for the right to procure energy from the wholesale energy markets instead of from the local public electric utility, $9.0 million in asset abandonment charges primarily associated with the current construction of more than 75,000 square feet of additional high-end, brand-name retail space to the resort, and $2.7 million of losses from the sale of assets.

Non-operating income and expenses

Interest expense decreased 5.8%, or $8.0 million, to $129.0 million for the nine months ended September 30, 2016, from $137.0 million for the same period of 2015. In February 2015, we issued $1.8 billion of 5 1/2% Senior Notes due 2025 ("2025 Notes") and used the proceeds for the purchase of $305.8 million of 7 7/8% 2020 Notes and $1.15 billion of 7 3/4% 2020 Notes pursuant to a cash tender offer. In May 2015, we redeemed the remaining $71.1 million principal amount of the untendered 7 7/8% 2020 Notes, and in August 2015, we redeemed the remaining $80.1 million principal amount of the untendered 7 3/4% 2020 Notes. As a result of these financing activities, our weighted average interest rate was lower for the nine months ended September 30, 2016, compared to the same period of 2015.

We incurred a loss of $126.3 million on the extinguishment of debt for the nine months ended September 30, 2015, in connection with the cash tender offer for the 2020 Notes and the subsequent redemption of the untendered 2020 Notes. We expensed $101.2 million for the consideration to holders who tendered, $17.3 million of unamortized deferred financing costs and original issue discount, and $0.1 million in other fees incurred. In connection with the redemption of the remaining $71.1 million principal amount of the untendered 7 7/8% 2020 Notes, we recorded a loss for the premium portion of the consideration of $2.8 million and expensed $1.0 million of unamortized deferred financing costs and original discount. In connection with the redemption of the remaining $80.1 million principal amount of the untendered 7 3/4% 2020 Notes, we recorded a loss for the premium portion of the consideration of $3.1 million and expensed $0.8 million of unamortized deferred financing costs and original discount. We incurred no loss on extinguishment of debt for the nine months ended September 30, 2016.

Adjusted Property EBITDA

We use Adjusted Property EBITDA to manage the operating results of our resort. Adjusted Property EBITDA is net income (loss) before interest, taxes, depreciation and amortization, pre-opening costs, property charges and other, management and license fees, corporate expenses and other (including intercompany golf course and water rights leases), stock-based compensation, loss on extinguishment of debt, and other non-operating income and expenses and includes equity in income (loss) from unconsolidated affiliates. Adjusted Property EBITDA is presented exclusively as a supplemental disclosure because we believe that it is widely used to measure the performance, and as a basis for valuation, of gaming companies. We use Adjusted Property EBITDA as a measure of the operating performance of our resort and comparison with competitors, as well as a basis for determining certain incentive compensation. We also present Adjusted Property EBITDA because it is used by some investors as a way to measure a company's ability to incur and service debt, make capital expenditures and meet working capital requirements. Gaming companies have historically reported EBITDA as a supplement to financial measures in accordance with U.S. generally accepted accounting principles ("GAAP"). In order to view the operations of their casinos on a more stand-alone basis, gaming companies, including us, have historically excluded from their EBITDA calculations pre-opening expenses, property charges, corporate expenses and stock-based compensation that do not relate to the management of specific casino properties. However, Adjusted Property EBITDA should not be considered as an alternative to operating income as an indicator of our performance, as an alternative to cash flows from operating activities as a measure of liquidity, or as an alternative to any other measure determined in accordance with GAAP. Unlike measures of net income, Adjusted Property EBITDA does not include depreciation or interest expense and therefore does not reflect current or future capital expenditures or the cost of capital. We have significant uses of cash flows, including capital expenditures, interest payments, debt principal repayments, taxes and other non-recurring charges, which are not reflected in Adjusted Property EBITDA. Also, our calculation of Adjusted Property EBITDA may be different from the calculation methods used by other companies and, therefore, comparability may be limited.

The following table presents a reconciliation of Adjusted Property EBITDA to net income (loss) (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Adjusted Property EBITDA	$128,879	$117,069	$360,193	$349,783
Other operating costs and expenses
Pre-opening costs	64	—	2,199	—
Depreciation and amortization	46,403	45,215	137,349	136,704
Property charges and other	16,748	111	26,973	1,220
Management and license fees	13,441	13,004	38,963	34,458
Corporate expenses and other	4,634	5,449	14,324	16,547
Stock-based compensation	629	600	2,036	2,072
Equity in income (loss) from unconsolidated affiliates	—	(2)	16	(12)
Total	81,919	64,377	221,860	190,989
Operating income	46,960	52,692	138,333	158,794
Non-operating income and expenses
Interest income	65	—	65	11
Interest expense	(42,988)	(43,779)	(129,007)	(136,973)
Loss on extinguishment of debt	—	(3,922)	—	(126,276)
Equity in income (loss) from unconsolidated affiliates	—	(2)	16	(12)
Total	(42,923)	(47,703)	(128,926)	(263,250)
Net income (loss)	$4,037	$4,989	$9,407	$(104,456)

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

Net cash provided by operations for the nine months ended September 30, 2016 was $179.9 million, compared to net cash used in operations of $36.6 million for the same period of 2015. The change was primarily due to $192.8 million in accrued management fees paid to Wynn Resorts during the nine months ended September 30, 2015, as we were no longer subject to certain restrictive covenants under the indentures governing the 2020 Notes.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2016 was $88.2 million, compared to $73.0 million for the same period of 2015, primarily consisting of capital expenditures. Capital expenditures for the nine months ended September 30, 2016 were primarily for the re-branding of one of our nightclubs, the development of more than 75,000 square feet of additional high-end brand-name retail space, and general property maintenance.  Capital expenditures for the nine months ended September 30, 2015 were primarily for the remodel of guest rooms in the Encore hotel tower and general property maintenance.

Financing Activities

We had no financing activities for the nine months ended September 30, 2016. Net cash provided by financing activities for the nine months ended September 30, 2015 was $106.0 million. During the nine months ended September 30, 2015, we issued $1.8 billion of 2025 Notes with proceeds used for the purchase of $1.60 billion of our 2020 Notes pursuant to a cash tender offer and subsequent redemption of the untendered 2020 Notes. During the nine months ended September 30, 2015, the proceeds from the issuance were also offset by payments of financing costs of $132.4 million and distributions to Wynn Resorts of $170.0 million.

Capital Resources

As of September 30, 2016, we had $168.8 million of cash and cash equivalents available for use without restriction, including for operations, debt service and extinguishment, new development activities, enhancements to our property and general corporate purposes. We require a certain amount of cash on hand for operations. We expect to meet our cash needs including our contractual obligations with future anticipated cash flow from operations and our existing cash balances.

Off Balance Sheet Arrangements

We have not entered into any transactions with special purpose entities nor do we engage in any derivatives. We do not have any retained or contingent interest in assets transferred to an unconsolidated entity. As of September 30, 2016, we had outstanding letters of credit totaling $10.6 million.

Contractual Obligations and Commitments

There have been no material changes outside the ordinary course of our business during the nine months ended September 30, 2016 to our contractual obligations or off balance sheet arrangements as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Wynn America, LLC ("Wynn America"), an indirect wholly owned subsidiary of Wynn Resorts, Limited, was created in September 2014 in connection with a senior secured credit facility. Wynn America caused a series of corporate restructurings and related transactions, including receipt of gaming approvals from relevant gaming authorities, pursuant to which Wynn Las Vegas, LLC and its subsidiaries became subsidiaries of Wynn Las Vegas Holdings, LLC, a direct subsidiary of Wynn America (the "Reorganization"). On September 1, 2015, Wynn Resorts Holdings, LLC transferred its equity interest in Wynn Las Vegas, LLC and effectuated the Reorganization. Upon the consummation of the Reorganization, Wynn Las Vegas, LLC and its subsidiaries became restricted subsidiaries under Wynn America's credit facilities and became obligated to guarantee the obligations of Wynn America to such extent as may be permitted by any of our existing senior secured notes.

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

Critical Accounting Policies and Estimates

A description of our critical accounting policies is included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2015. There have been no significant changes to these policies for the nine months ended September 30, 2016.

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

Interest Rate Risks

We had $3.20 billion of fixed-rate debt outstanding as of September 30, 2016. As a result of our outstanding debt being based on fixed rates, we currently do not have exposure to adverse changes in market rates.

Interest Rate Sensitivity

As of September 30, 2016, our long-term debt was based on fixed rates.

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

Part II – OTHER INFORMATION

Item 1A. Risk Factors

A description of our risk factors can be found in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015. There were no material changes to those risk factors during the nine months ended September 30, 2016.

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
10.1
Fourth Amendment to Credit Agreement, dated as of July 1, 2016, by and among Wynn America LLC, as borrower, the Guarantors named therein, Deutsche Bank AG New York Branch, as administrative agent on behalf of the several banks and other financial institutions or entities from time to time party to Wynn America, LLC's Credit Agreement, dated as of November 20, 2014. (Incorporated by reference from the Quarterly Report on Form 10-Q filed by the Registrant on August 9, 2016.)

*31.1	Certification of Principal Executive Officer of Periodic Report Pursuant to Rule 13a – 14(a) and Rule 15d – 14(a).
*31.2	Certification of Principal Financial Officer of Periodic Report Pursuant to Rule 13a – 14(a) and Rule 15d – 14(a).
*32	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350.
*101
The following financial information from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, filed with the SEC on November 4, 2016 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets at September 30, 2016 and December 31, 2015, (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2016 and 2015, (iii) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015, and (iv) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WYNN LAS VEGAS, LLC

Dated: November 4, 2016	By:	/s/ Dean Lawrence
Dean Lawrence
Senior Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

