Form 10-K
period 2016-12-31
WYNN LAS VEGAS LLC
filed 2017-02-24
CIK 1180638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

The aggregate market value of the registrant’s voting and non-voting interests held by non-affiliates on June 30, 2016 was $0. Wynn Las Vegas Holdings, LLC owns all of the membership interests of the registrant.
The registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES
FORM 10-K

PART I

Item 1. Business

Overview

Wynn Las Vegas, LLC (together with its subsidiaries "we" or the "Company"), is a developer, owner and operator of destination casino resorts (integrated resorts). We currently own and operate Wynn Las Vegas, an integrated resort on the "Strip" in Las Vegas, Nevada. Wynn Las Vegas, LLC, a Nevada limited liability company, was formed on April 17, 2001. We are a direct wholly owned subsidiary of Wynn Las Vegas Holdings, LLC ("WLVH"). WLVH is a direct wholly owned subsidiary of Wynn America, LLC ("Wynn America"). Wynn America is a direct wholly owned subsidiary of Wynn Resorts Holdings, LLC ("Holdings"). Holdings is a direct wholly owned subsidiary of Wynn Resorts, Limited ("Wynn Resorts").

Wynn Las Vegas Capital Corp. ("Capital Corp.") is a wholly owned subsidiary of Wynn Las Vegas, LLC, incorporated on June 3, 2002, solely for the purpose of obtaining financing for Wynn Las Vegas. Capital Corp. is authorized to issue 2,000 shares of common stock, par value $0.01. As of December 31, 2016, the Company owned the one share that was issued and outstanding. Capital Corp. has neither any significant net assets nor any operating activity. Its sole function is to serve as the co-issuer of the mortgage notes.

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

Wynn Las Vegas

We opened Wynn Las Vegas on April 28, 2005 and opened Encore, an expansion of Wynn Las Vegas, on December 22, 2008. Wynn Las Vegas is located at the intersection of the Las Vegas Strip and Sands Avenue, and occupies approximately 215 acres of land fronting the Las Vegas Strip. In addition, we own approximately 18 acres across Sands Avenue, a portion of which is utilized for employee parking and an office building, and use approximately five acres adjacent to the golf course on which an office building is located.

Wynn Las Vegas features the following as of February 15, 2017:

•
Approximately 189,000 square feet of casino space, offering 24-hour gaming and a full range of games with 234 table games and 1,907 slot machines, private gaming salons, a sky casino, a poker room, and a race and sports book;

•	Two luxury hotel towers with a total of 4,748 guest rooms, suites and villas;

•	33 food and beverage outlets;

•
Approximately 99,000 square feet of high-end, brand-name retail space (of which, effective December 28, 2016, approximately 88,000 is owned and operated by a subsidiary of Wynn Resorts, as discussed below);

•	Approximately 290,000 square feet of meeting and convention space;

•	Three nightclubs and a beach club;

•	Recreation and leisure facilities, including an 18-hole golf course, swimming pools, private cabanas, two full service spas and salons, and a wedding chapel; and.

•	A specially designed theater presenting "Le Rêve-The Dream," a water-based theatrical production and a theater presenting entertainment productions and various headliner entertainment acts.

In December 2016, a subsidiary of Wynn Resorts formed a joint venture with Crown Acquisitions Inc. ("Crown") to own and operate approximately 88,000 square feet of existing retail space and entered into an agreement with Crown to form a joint venture to own and operate approximately 73,000 square feet of additional retail space that is currently under construction at Wynn Las Vegas. In connection with the transaction, we distributed $59.7 million in net assets associated with the existing Wynn Las Vegas retail stores to Wynn Resorts. We expect to transfer certain assets and liabilities associated with the additional retail space to Wynn Resorts prior to opening for business in the first quarter of 2018. As a result of the transaction, our financial results will no longer reflect the operations associated with the distributed retail net assets. The income before income taxes from the retail operations was $27.4 million during 2016.

Construction and Other Development

In response to our evaluation of our property and our commitment to creating a unique customer experience, we have made and expect to continue to make enhancements and refinements to this resort.

Our Strategy

We believe that Wynn Resorts, of which we are an indirect wholly owned subsidiary, is the world's preeminent designer, developer, and operator of integrated resorts. The Company's integrated-resort business model, pioneered by Chairman and Chief Executive Officer Stephen A. Wynn, integrates luxury hotel rooms, high-end retail, an array of dining and entertainment options, meeting spaces, and gaming, all supported by superior levels of customer service. Given his extensive design and operational experience, we believe that Mr. Wynn's involvement with our resort provides a distinct advantage over other gaming enterprises.

Our management team has a demonstrated track record in developing and operating successful integrated resort projects around the world. The senior executive team has an average of over 25 years of experience in the hotel and gaming industries. In addition, Wynn Resorts has a design, development and construction subsidiary, in which the senior management has significant experience across all major construction disciplines.
Our integrated resort attracts a wide range of customer segments (including premium international customers) and generates strong financial results. We continually refresh our integrated resort to create unique customer experiences across a wide range of gaming and non-gaming amenities. Our business is dependent upon repeat visitation from our guests. We believe superior customer experience and service is the best marketing strategy to attract and retain our customers. Human resources and staff training are essential to our strategy to ensure our employees are prepared to provide the luxury service that our guests expect.
We have been successful in attracting not only a wide range of domestic guests, but also extending our customer market areas into international markets. We leverage our international marketing team across branch offices located in five countries (Hong Kong SAR, Singapore, Japan, Taiwan and Canada) to attract international customers.
The Tower Suites at Wynn Las Vegas and the Tower Suites at Encore have received the Forbes Travel Guide Five-Star distinction for the eleventh year and eighth year, respectively.  In addition, our spas at Wynn Las Vegas and Encore, and our restaurant at Wynn Las Vegas, Wing Lei, have received Five-Star distinction and seven restaurants in our resorts have earned Four-Star distinction from Forbes Travel Guide.
Market and Competition

Las Vegas is the largest gaming market in the United States.  Although Las Vegas Strip gaming revenues remained relatively flat at $6.4 billion for the year ended December 31, 2016, the economic environment in the gaming and hotel markets in Las Vegas continued to improve with increased visitation and hotel room demand.  During 2016, the average daily room rate increased 4.5% and visitation increased 1.5% to 42.9 million visitors, compared to 2015. In addition, Las Vegas Strip resorts experienced 2016 year-over-year increases of 1.1% and 5.9% in occupancy and revenue per available room, respectively.

Wynn Las Vegas is located on the Las Vegas Strip and competes with other high-quality resorts and hotel casinos in Las Vegas. Wynn Las Vegas also competes, to some extent, with other casino resorts throughout the United States and elsewhere in the world.

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

Owner and Operator Licensing Requirements. Wynn Las Vegas, LLC has been approved by the Nevada Gaming Authorities as a limited liability company licensee, referred to as a company licensee, which includes approval to conduct casino gaming operations, including a race book and sports pool, pari-mutuel wagering and the operation of gaming salons. These gaming licenses are not transferable.

Company Registration Requirements. Wynn Resorts was found suitable by the Nevada Gaming Commission to own the equity interests of Holdings and to be registered by the Nevada Gaming Commission as a publicly traded corporation, referred to as a registered company, for the purposes of the Nevada Gaming Control Act. Holdings was found suitable by the Nevada Gaming Commission to own the equity interests of Wynn America and to be registered by the Nevada Gaming Commission as an intermediary company. Wynn America was found suitable by the Nevada Gaming Commission to own the equity interests of WLVH and to be registered by the Nevada Gaming Commission as an intermediary company. WLVH was found suitable by the Nevada Gaming Commission to own the equity interests of Wynn Las Vegas, LLC and to be registered by the Nevada Gaming Commission as an intermediary company. In addition to being licensed, Wynn Las Vegas, LLC, as an issuer of debt securities registered with the SEC, also qualified as a registered company. Capital Corp. was not required to be registered or licensed, but may be required to be found suitable as a lender or financing source.

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

Requirements for Voting or Nonvoting Securities Holders. Regardless of the number of shares held, any beneficial owner of Wynn Resorts' voting or nonvoting securities may be required to file an application, be investigated and have that person's suitability as a beneficial owner of voting securities determined if the Nevada Gaming Commission has reason to believe that the ownership would be inconsistent with the declared policies of the State of Nevada. If the beneficial owner of the voting or nonvoting securities of Wynn Resorts who must be found suitable is a corporation, partnership, limited partnership, limited liability company or trust, it must submit detailed business and financial information, including a list of its beneficial owners. The applicant must pay all costs of the investigation incurred by the Nevada Gaming Authorities in conducting any investigation.

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

Approval of Public Offerings. We may not make a public offering without the prior approval of the Nevada Gaming Commission if the proceeds from the offering are intended to be used to construct, acquire or finance gaming facilities in Nevada, or to retire or extend obligations incurred for those purposes or for similar transactions. On March 21, 2013, the Nevada Gaming Commission granted us and Wynn Resorts prior approval, subject to certain conditions, to make public offerings for a period of three years (the "Shelf Approval"). The Shelf Approval granted by the Nevada Gaming Commission will expire on March 20, 2016. We do not intend to seek renewal of the approval; however, Wynn Resorts has renewed its Nevada Gaming Commission approval.

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

Other Regulations

In addition to gaming regulations, we are subject to extensive local, state and federal laws and regulations. These include, but are not limited to, laws and regulations relating to alcoholic beverages, environmental matters, employment and immigration, currency and other transactions, taxation, zoning and building codes, marketing and advertising, timeshare, lending, debt collection, privacy, telemarketing, money laundering, laws and regulations administered by the Office of Foreign Assets Control, and anti-bribery laws, including the Foreign Corrupt Practices Act ("FCPA"). Such laws and regulations could change or could be interpreted differently in the future, or new laws and regulations could be enacted. Any material changes, new laws or regulations, or material differences in interpretations by courts or governmental authorities could adversely affect our business and operating results.

Seasonality

We may experience fluctuations in revenues and cash flows from month to month; however, we do not believe that our business is materially impacted by seasonality.

Employees

As of December 31, 2016, we had approximately 12,000 employees.

Our ten-year collective bargaining agreement with the Culinary and Bartenders Union, which covers approximately 5,600 employees, expired by its terms in July 2015. An extension was in place until February 2017 when we entered into a new collective bargaining agreement, which expires July 2021. In November 2010, we entered into a ten-year collective bargaining agreement with the Transportation Workers Union, which covers 430 of our table games dealers. Certain other unions may seek to organize our employees.

Intellectual Property

Among our most important marks are our trademarks and service marks that use the name "WYNN." Holdings has registered with the U.S. Patent and Trademark Office ("PTO") a variety of WYNN-related trademarks and service marks in connection with a variety of goods and services.

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

For more information regarding the Company's intellectual property matters see Item 1A—"Risk Factors."

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

Forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those we express in these forward-looking statements, including the risks and uncertainties in Item 1A—"Risk Factors" and other factors we describe from time to time in our periodic filings with the SEC, such as:

•	our dependence on Stephen A. Wynn;

•	general global political and economic conditions;

•	tourism trends and impact on levels of travel, leisure and consumer spending, particularly from our international customers;

•	our dependence on Wynn Las Vegas for all of our cash flow;

•	competition in the casino/hotel and resort industries and actions taken by our competitors;

•	new development and construction activities of competitors;

•	our ability to maintain our customer relationships and collect and enforce gaming receivables;

•	extensive regulation of our business and the cost of compliance or failure to comply with applicable laws and regulations;

•	our ability to maintain our gaming licenses and concessions;

•	any violations by us of the anti-money laundering laws or FCPA;

•	changes in gaming laws or regulations;

•	changes in federal or state tax laws and the administration of such laws;

•	pending or future legal proceedings;

•	potential violations of law by Mr. Kazuo Okada, a former shareholder of Wynn Resorts;

•	leverage and debt service;

•	continued compliance with all provisions in our debt agreements;

•	cybersecurity risk including misappropriation of customer information or other breaches of information security;

•	our ability to protect our intellectual property rights; and

•	our current and future insurance coverage levels.

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

We have a substantial amount of consolidated debt in relation to our equity. As of December 31, 2016, we had total outstanding debt of approximately $3.20 billion, and may incur more in the future. Our indebtedness could have important consequences. For example:

•	failure to meet our payment obligations or otherwise default under the agreements governing our indebtedness could result in acceleration of our indebtedness and bankruptcy;

•
servicing our indebtedness requires a substantial portion of our cash flow from the operations of Wynn Las Vegas and reduces the amount of available cash, if any, to fund working capital and other cash requirements or pay for other capital expenditures; and

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

The indentures governing our indebtedness restrict our ability to engage in certain transactions and may limit our ability to respond to changing business and economic conditions. The restrictions include, among other things, limitations on our ability and the ability of our restricted subsidiaries to:

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

Our ability to maintain our competitive position is dependent to a large degree on the efforts, skills and reputation of Stephen A. Wynn, the Chairman of the Board, Chief Executive Officer and one of the principal stockholders of Wynn Resorts. Mr. Wynn's employment agreement expires in October 2022; however, we cannot assure you that Mr. Wynn will remain with Wynn Resorts. If we lose the services of Mr. Wynn, or if he is unable to devote sufficient attention to our operations for any other reason, our business may be significantly impaired.

Our business is particularly sensitive to reductions in discretionary consumer and corporate spending as a result of global economic conditions.

Consumer demand for casino/hotel resorts, trade shows and conventions and for the type of luxury amenities that we offer is particularly sensitive to changes in the global economy, which adversely impact discretionary spending on leisure activities. Changes in discretionary consumer spending or consumer preferences brought about by factors such as perceived or actual general global economic conditions, high unemployment, weakness in housing or oil markets, perceived or actual changes in disposable consumer income and wealth, an economic recession and changes in consumer confidence in the global economy, or fears of war and future acts of terrorism have in the past and could in the future reduce customer demand for the luxury amenities and leisure activities we offer, and may have a significant negative impact on our operating results.

Also, consumer demographics and preferences may evolve over time, which, for example, has resulted in growth in consumer demand for non-gaming offerings. Our success depends in part on our ability to anticipate the preferences of consumers and react to those trends and any failure to do so may negatively impact our operating results.

Our business is particularly sensitive to the willingness of our customers to travel. Acts or the threat of acts of terrorism, regional political events and developments in certain countries could cause severe disruptions in air travel that reduce the number of visitors to our facilities, resulting in a material adverse effect on our business and financial condition, results of operations or cash flows.

We are dependent on the willingness of our customers to travel. Only a small amount of our business is and will be generated by local residents. Most of our customers travel to reach our Las Vegas property. Acts of terrorism or concerns over the possibility of such acts may severely disrupt domestic and international travel, which would result in a decrease in customer visits to Las Vegas, including to Wynn Las Vegas. Disruptions in air or other forms of travel as a result of any terrorist act, outbreak of hostilities, escalation of war or worldwide infectious disease outbreak would have an adverse effect on our business and financial condition, results of operations or cash flows.

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

•	changes in local economic and competitive conditions;

•	changes in local and state governmental laws and regulations, including gaming laws and regulations;

•	natural and other disasters, including the outbreak of infectious diseases;

•	an increase in the cost of maintaining our property;

•	a decline in the number of visitors to Las Vegas; and

•	a decrease in gaming and non-casino activities at Wynn Las Vegas.

Any of the factors outlined above could negatively affect our results of operations and our ability to generate sufficient cash flow make payments or maintain our covenants with respect to our debt.

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

Wynn Las Vegas also competes with other casino/hotel facilities in other cities. The proliferation of gaming activities in other areas could significantly harm our business as well. In particular, the legalization or expansion of casino gaming in or near metropolitan areas from which we attract customers could have a negative effect on our business. In addition, new or renovated casinos in Macau or elsewhere in Asia could draw Asian gaming customers away from Wynn Las Vegas. Increased competition could result in a loss of customers, which may negatively affect our cash flows and results of operations.

Our business relies on high-end international customers and may be affected by adverse political and economic conditions.

A significant portion of our revenue at Wynn Las Vegas is attributable to the play of a limited number of high-end international customers, primarily from Asia. As a result, our operations are subject to significant political, economic and social risks.  Any global economic disruption or contraction could impact the number of customers from this region who visit our property or the amount which they may be willing to spend. The loss or a reduction in the play of the most significant of these customers could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We often extend credit to high-end international customers, and we may not be able to collect gaming receivables from our credit players or credit play may decrease.

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

The gaming industry is characterized by an element of chance. In addition to the element of chance, win rates are also affected by other factors, including players' skill and experience, the mix of games played, the financial resources of players, the spread of table limits, the volume of bets played, the amount of time played and undiscovered acts of fraud or cheating. Our gross gaming revenue is mainly derived from the difference between our casino winnings and the casino winnings of our gaming customers. Since there is an inherent element of chance in the gaming industry, we do not have full control over our winnings or the winnings of our gaming customers.

In addition, premium gaming is more volatile than other forms of gaming and variances in win-loss results attributable to high-end gaming may have a positive or negative impact on cash flow and earnings in a particular quarter.

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

Nevada regulatory authorities have broad powers to request detailed financial and other information, to limit, condition, suspend or revoke a registration, gaming license or related approvals; approve changes in our operations; and levy fines or require forfeiture of assets for violations of gaming laws or regulations may be levied. Complying with gaming laws, regulations and license requirements is costly. Any change in the laws, regulations or licenses applicable to our business or a violation of any current or future laws or regulations applicable to our business or gaming licenses could require us to make substantial expenditures or forfeit assets, and would negatively affect our gaming operations.

Any violation of applicable Anti-Money Laundering laws or regulations or the Foreign Corrupt Practices Act could adversely affect our business, performance, prospects, value, financial condition, and results of operations.

We deal with significant amounts of cash in our operations and are subject to various reporting and anti-money laundering laws and regulations. Recently, U.S. governmental authorities have increased their focus on the gaming industry and compliance with anti-money laundering laws and regulations. From time to time, the Company receives governmental and regulatory inquiries about compliance with such laws and regulations.  The Company cooperates with all such inquiries. Any violation of anti-money laundering laws or regulations could adversely affect our business, performance, prospects, value, financial condition, and results of operations.

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

Internal control policies and procedures and employee training and compliance programs that we have implemented to deter prohibited practices may not be effective in prohibiting our directors, employees, contractors or agents from violating or circumventing our policies and the law. If we or our directors, employees or agents fail to comply with applicable laws or Company policies governing our operations, the Company may face investigations, prosecutions and other legal proceedings and actions, which could result in civil penalties, administrative remedies and criminal sanctions. Any such government investigations, prosecutions or other legal proceedings or actions could adversely affect our business, performance, prospects, value, financial condition, and results of operations.

Mr. Okada failed to comply with internal training in these matters and failed to return to Wynn Resorts an executed Acknowledgment agreeing to comply with the Wynn Resorts Code of Business Conduct and Ethics. On February 19, 2012, Wynn Resorts filed a complaint in Nevada state court against Mr. Okada and other entities alleging, among other things, breach of fiduciary duty in connection with alleged violations of the FCPA. For information on such complaint, the Freeh Report, which detailed numerous instances of conduct constituting prima facie violations of FCPA by Mr. Okada and certain of his affiliates, and the redemption of Aruze USA, Inc. ("Aruze") shares, see Item 8-"Financial Statements and Supplementary Data," Note 8 "Commitments and Contingencies."

We are subject to a variety of federal, state and local laws and regulations relating to the protection of the environment and human health and safety, which could materially affect our business, financial condition, results of operations and cash flows.

We are subject to federal, state and local laws and regulations relating to the protection of the environment and human health and safety, including those relating to air emissions, water discharges and remediation of contamination. Such laws and regulations require us to obtain, maintain and renew environmental operating or construction permits or approvals, as applicable. Certain environmental laws can impose cleanup responsibility and liability without regard to whether the owner or operator knew of or caused the presence of the contaminants. The liability under those laws has been interpreted to be joint and several unless the harm is divisible and there is a reasonable basis for allocation of the responsibility. The costs of investigation, remediation or removal of those substances may be substantial, and the presence of those substances, or the failure to remediate a property properly, may impair our ability to use our property.

Failure to comply with laws and regulations relating to the protection of the environment and human health and safety, or any liabilities or claims arising under such laws or regulations, could require us to incur potentially significant costs or sanctions, including fines, penalties or cessation of operations, or otherwise adversely affect our business, financial condition and results of operations.

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

On February 18, 2012, the Board of Directors of Wynn Resorts (the “Board of Directors”) received a report from Freeh, Sporkin & Sullivan, LLP (the "Freeh Report") detailing numerous instances of conduct constituting prima facie violations of the FCPA by Kazuo Okada (formerly the largest beneficial owner of Wynn Resorts’ shares) and certain of his affiliates. See Item 8-"Financial Statements and Supplementary Data," Note 8 "Commitments and Contingencies." Wynn Resorts has provided the Freeh Report to applicable regulators and has been cooperating with related investigations of such regulators. The conduct of Mr. Okada and his affiliates and the outcome of any resulting regulatory findings could have adverse consequences to Wynn Resorts. A finding by regulatory authorities that Mr. Okada violated the FCPA on Company property and/or otherwise involved Wynn Resorts in criminal or civil violations could result in actions by regulatory authorities against Wynn Resorts. Relatedly, regulators have and may pursue separate investigations into Wynn Resorts' compliance with applicable laws in connection with the Okada matter, as discussed in Item 8-"Financial Statements and Supplementary Data," Note 8 "Commitments and Contingencies." While Wynn Resorts believes that it is in full compliance with all applicable laws, any such investigations could result in actions by regulators against Wynn Resorts, which could negatively affect not only Wynn Resorts' financial condition or results of operations, but those of Wynn Las Vegas as well.

Ongoing litigation and other disputes with Mr. Okada and certain of his affiliates, as well as claims by Ms. Wynn, could distract management and result in negative publicity and additional scrutiny from regulators.

There has been widespread publicity of the findings in the Freeh Report of prima facie violations of law by Mr. Okada and his affiliates, the Wynn Resorts Board of Directors' unsuitability finding, the redemption of shares and related litigation. In addition, Elaine P. Wynn has asserted various claims against Mr. Wynn, the Company and various Company officers, which have and may continue to draw adverse publicity or impugn the Company’s reputation. Ongoing litigation and other disputes can be expensive to defend and may divert management’s attention from the operations of our businesses. The disputes may also lead to additional scrutiny from regulators, which could lead to investigations relating to, and possibly a negative impact on, Wynn Resorts and its affiliates’ gaming licenses, including the gaming licenses held by Wynn Las Vegas, LLC. This could also potentially have a negative impact on Wynn Resorts' ability to bid successfully for new gaming market opportunities.

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

Our ultimate parent company is Wynn Resorts. As of December 31, 2016, Mr. Wynn and Elaine P. Wynn beneficially owned 12,000,000 shares and 9,611,927 shares, respectively, or in the aggregate approximately 21.2%, of Wynn Resorts' outstanding common stock. As a result, Mr. Wynn and Elaine P. Wynn, to the extent they vote their shares in a similar manner, may be able to exert significant influence over all matters requiring our stockholders' approval, including the approval of significant corporate transactions. Until February 2012, Aruze owned 24,549,222 shares of Wynn Resorts' outstanding common stock. On February 18, 2012, Wynn Resorts redeemed all of the shares of Wynn Resorts' common stock held by Aruze. For additional information on the redemption, see Item 8-"Financial Statements and Supplementary Data," Note 8 "Commitments and Contingencies."

Under an Amended and Restated Stockholders Agreement, dated as of January 6, 2010, by and among Stephen A. Wynn, Elaine P. Wynn and Aruze (the "Stockholders Agreement"), Mr. Wynn and Elaine P. Wynn have agreed to vote the shares of Wynn Resorts' common stock held by them that are subject to the terms of the Stockholders Agreement in a manner so as to elect to Wynn Resorts' Board of Directors each of the nominees contained on each and every slate of directors endorsed by Mr. Wynn. As a result of this voting arrangement, Mr. Wynn, as a practical matter, exercises significant influence over the slate of directors to be elected to Wynn Resorts' Board of Directors. In addition, with stated exceptions, the Stockholders Agreement requires the written consent of the other party prior to any party selling any shares of the Wynn Resorts' common stock that it owns.

In June 2012, in connection with the pending litigation between the Company and Aruze, Elaine P. Wynn submitted a cross claim against Mr. Wynn and Mr. Okada seeking to void the Stockholders Agreement, which, if successful, could result in, a change in control under the Wynn Las Vegas, LLC debt documents. For additional information on the cross claim, see Item 8-"Financial Statements and Supplementary Data," Note 5 "Long-Term Debt" and Note 8 "Commitments and Contingencies."

In November 2006, the Board of Directors of Wynn Resorts approved an amendment of its bylaws that exempts future acquisitions of shares of Wynn Resorts' common stock by either Mr. Wynn or Aruze from Nevada's acquisition of controlling interest statutes. In light of the determination by the Wynn Resorts Board of Directors on February 18, 2012 that each of Aruze USA Inc., Universal Entertainment Corporation, and Mr. Kazuo Okada (collectively, the "Okada Parties") is an "Unsuitable Person" under Wynn Resorts’ articles of incorporation and the redemption and cancellation of Aruze's shares of Wynn Resorts’ common stock, Wynn Resorts’ Fifth Amended and Restated Bylaws amended these provisions to delete the reference to Aruze and its affiliates. The Nevada acquisition of controlling interest statutes require stockholder approval in order to exercise voting rights in connection with any acquisition of a controlling interest in certain Nevada corporations unless the articles of incorporation or bylaws of the corporation in effect on the 10th day following the acquisition of a controlling interest by certain acquiring persons provide that these statutes do not apply to the corporation or to the acquisition specifically by types of existing or future stockholders. These statutes define a "controlling interest" as (i) one-fifth or more but less than one-third, (ii) one-third or more but less than a majority, or (iii) a majority or more, of the voting power in the election of directors. As a result of these bylaw provisions, Mr. Wynn or his affiliates may acquire ownership of outstanding voting shares of Wynn Resorts permitting him or them to exercise more than one-third but less than a majority, or a majority or more, of all of the voting power of Wynn Resorts in the election of directors, without requiring a resolution of the stockholders of Wynn Resorts granting voting rights in the control shares acquired.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Las Vegas Land

Wynn Las Vegas, located at the intersection of the Las Vegas Strip and Sands Avenue, occupies approximately 215 acres of land (of which approximately 140 acres comprise the Wynn Las Vegas golf course) fronting the Las Vegas Strip and utilizes approximately 18 additional acres across Sands Avenue, a portion of which is improved with an employee parking garage and approximately five acres adjacent to the golf course on which an office building is located. We lease the 140 acres on which the Wynn Las Vegas golf course is located from Wynn Resorts.

Las Vegas Water Rights

We lease from Wynn Resorts approximately 834 acre-feet of permitted and certificated water rights, which we currently use to irrigate the golf course. We also lease from Wynn Resorts approximately 151.5 acre-feet of permitted and certificated water rights for commercial use.

Item 3. Legal Proceedings

We are occasionally party to lawsuits. As with all litigation, no assurance can be provided as to the outcome of such matters and we note that litigation inherently involves significant costs. For more information regarding the Company's legal matters see Item 8—"Financial Statements and Supplementary Data," Note 8 "Commitments and Contingencies."

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

Distributions

On December 21, 2016, the Company distributed $59.7 million in net assets associated with its retail operations at Wynn Las Vegas to Wynn Resorts.

During the year ended December 31, 2015, the Company distributed cash of $170.0 million to Wynn Resorts.

During the year ended December 31, 2014, the Company distributed cash of $74.9 million and its equity interest of $3.6 million in Las Vegas Jet, LLC, a wholly owned subsidiary, to Wynn Resorts.

Restrictions imposed by our debt instruments significantly restrict us, subject to certain exceptions for payment of allocable corporate overhead, from declaring or paying dividends or distributions. Specifically, we are restricted under the indentures governing the first mortgage notes from making certain "restricted payments" as defined therein. These restricted payments include the payment of dividends or distributions to any direct or indirect holders of our membership interests. These restricted payments may not be made unless certain financial and non-financial criteria have been satisfied.

Item 6. Selected Financial Data

The following financial information for each of the five years ended December 31, 2016, 2015, 2014, 2013 and 2012 has been derived from our consolidated financial statements. This selected consolidated financial data should be read together with Item 7—"Management's Discussion and Analysis of Financial Condition and Results of Operations," our consolidated financial statements and related notes and other information contained in this Annual Report on Form 10-K. Operating results for the periods presented are not indicative of the results that may be expected for future years.

	Years Ended December 31,
	2016	2015	2014	2013	2012
	(in thousands)
Consolidated Statements of Comprehensive Income (Loss) Data:
Net revenues	$1,616,519	$1,612,831	$1,637,826	$1,581,288	$1,487,606
Pre-opening costs	2,274	—	4,250	—	—
Operating income	178,293	218,866	270,489	167,050	74,027
Net income (loss)	6,729	(85,622)	57,037	(96,283)	(154,496)

	As of December 31,
	2016	2015	2014	2013	2012
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$225,686	$77,062	$266,360	$231,156	$148,415
Construction in progress	33,229	12,294	5,971	4,619	2,518
Total assets (1)	3,130,237	3,145,743	3,442,675	3,541,203	3,629,010
Total long-term obligations (1) (2)	3,171,212	3,167,925	2,976,620	3,099,795	3,085,637
Member’s equity (deficit)	(343,961)	(292,780)	(39,950)	(22,801)	67,085

(1)
For fiscal years 2015 and prior, the total assets and total long-term debt obligations have been reclassified to conform to the presentation from the retrospective application of deferred financing costs accounting guidance we adopted on January 1, 2016. See recently adopted accounting guidance in Item 8—"Financial Statements and Supplementary Data," Note 2 "Summary of Significant Accounting Policies—Recently Issued and Adopted Accounting Standards."

(2)	Includes long-term debt, long-term amounts due to affiliates, and other long-term liabilities.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K.

Overview

We are a developer, owner and operator of destination casino resorts (integrated resorts). We currently own and operate Wynn Las Vegas, an integrated casino resort on the "Strip" in Las Vegas, Nevada. Wynn Las Vegas, located at the intersection of the Las Vegas Strip and Sands Avenue, occupies approximately 215 acres of land (of which approximately 140 acres constitute the Wynn Las Vegas golf course) fronting the Las Vegas Strip, and utilizes approximately 18 additional acres across Sands Avenue, a portion of which is improved with an employee parking garage, and approximately five acres adjacent to the golf course on which an office building is located. We lease 140 acres where the golf course is located, along with related water rights, from Wynn Resorts.

Wynn Las Vegas features approximately 189,000 square feet of casino space with 234 table games, 1,907 slot machines and two luxury hotel towers with a total of 4,748 guest rooms, suites and villas. Wynn Las Vegas includes 33 food and beverage outlets, approximately 99,000 square feet of retail space (of which, effective December 28, 2016, approximately 88,000 square feet is owned and operated by a joint venture of which Wynn Resorts own 50.1%), approximately 290,000 square feet of meeting and convention space, an on-site 18 hole golf course, as well as two showrooms, three nightclubs and a beach club, and recreation and leisure facilities.

On December 28, 2016, a subsidiary of Wynn Resorts formed a joint venture (the "Retail Joint Venture") with Crown Acquisitions Inc. ("Crown") to own and operate approximately 88,000 square feet of existing retail space at Wynn Las Vegas. In connection with the transaction, we distributed $59.7 million in net assets associated with our retail operations to Wynn Resorts. These retail net assets include building and improvements, retail inventory for stores operated by us and other related assets and liabilities. We transferred all interests as lessor in third-party retail store leases to the Retail Joint Venture as part of the transaction and the majority of the retail stores previously operated by us are now operated under a master lease agreement between Wynn Retail, LLC ("Wynn Retail"), a wholly owned subsidiary of Wynn Resorts, as lessee, and the Retail Joint Venture, as lessor. As a result of the transaction, our financial results will no longer reflect the operations associated with the distributed retail net assets. The income before income taxes from the retail operations was $27.4 million during the year ended December 31, 2016.
Also in December 2016, Wynn Resorts entered into an agreement with Crown to form a joint venture that will own and operate approximately 73,000 square feet of additional retail space that is currently under construction at Wynn Las Vegas. We expect to transfer certain assets and liabilities associated with the additional retail space to Wynn Resorts prior to opening for business in the first quarter of 2018.

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

Results of Operations

Summary Annual Results

The following table summarizes our financial results for the periods presented (in thousands).

	Years Ended December 31,
	2016	2015	2014
Net revenues	$1,616,519	$1,612,831	$1,637,826
Net income (loss)	6,729	(85,622)	57,037
Adjusted Property EBITDA	474,116	477,166	515,196

During the year ended December 31, 2016, net income was $6.7 million, compared to a net loss of $85.6 million for the same period of 2015. The change was primarily due to $126.3 million in losses from the extinguishment of debt incurred during the year ended December 31, 2015, related to the purchase of the 7 7/8% First Mortgage Notes due May 1, 2020 (the "7 7/8% 2020 Notes") and the 7 3/4% First Mortgage Notes due August 15, 2020 (the "7 3/4% 2020 Notes" and together with the 7 7/8% 2020 Notes, the "2020 Notes") pursuant to a cash tender offer and subsequent redemption of the untendered 2020 Notes. This change was partially offset by a $30.9 million increase in property charges and other incurred during the year ended December 31, 2016.

During the year ended December 31, 2015, we experienced a net loss of $85.6 million, compared to a net income of $57.0 million for the same period of 2014. The change was mainly attributable to the $126.3 million in losses on the extinguishment of debt related to the 2020 Notes and a reduction in operating income, partially offset by the impact from financing activities in the current year on our interest expense.

Adjusted Property EBITDA was relatively flat with $474.1 million for the year ended December 31, 2016, compared to $477.2 million for the same period of 2015.

We offer gaming, hotel accommodations, dining, entertainment, convention services and other amenities at our resort. We currently rely solely upon the operations of Wynn Las Vegas for our operating cash flow. Concentration of our cash flows to Wynn Las Vegas exposes us to certain risks that competitors, whose operations are more diversified, may be better able to control. In addition to the concentration of operations to Wynn Las Vegas, many of our customers are premium gaming customers who wager on credit, thus exposing us to increased credit risk. High-end gaming also increases the potential for variability in our results.

Financial results for the year ended December 31, 2016 compared to the year ended December 31, 2015.

Net revenues

The following table presents net revenues from our casino revenues and non-casino revenues (dollars in thousands).

	Years Ended December 31,
	2016	2015	Percent Change
Net revenues
Casino revenues	$613,071	$619,494	(1.0)
Non-casino revenues	1,003,448	993,337	1.0
	$1,616,519	$1,612,831	0.2

The percentage of our net revenues from non-casino revenues was 62.1% for the year ended December 31, 2016, compared to 61.6% for the same period of 2015. Casino revenues were 37.9% of total net revenues for the year ended December 31, 2016, compared to 38.4% of total net revenues for the same period of 2015.

Casino revenues

Casino revenues decreased to $613.1 million for the year ended December 31, 2016, from $619.5 million for the same period of 2015. We experienced a 10.8% year-over-year decrease in table drop, primarily from international customers, largely offset by an increase in table games win percentage of 1.5 percentage points from 23.8% to 25.3%.

The table below sets forth our casino revenues and associated key operating measures related to our operations (dollars in thousands except for win per unit per day).

	Years Ended December 31,
	2016	2015	Increase/ (Decrease)	Percent Change
Total casino revenues	$613,071	$619,494	$(6,423)	(1.0)
Average number of table games	235	232	3	1.3
Drop	$1,838,479	$2,060,189	$(221,710)	(10.8)
Table games win	$465,041	$490,920	$(25,879)	(5.3)
Table games win %	25.3%	23.8%	1.5
Table games win per unit per day	$5,406	$5,786	$(380)	(6.6)

Average number of slot machines	1,893	1,866	27	1.4
Slot machine handle	$3,148,610	$2,969,327	$179,283	6.0
Slot machine win	$208,024	$206,626	$1,398	0.7
Slot machine win per unit per day	$300	$303	$(3)	(1.0)

Non-casino revenues

Non-casino revenues increased 1.0%, or $10.1 million, to $1.00 billion for the year ended December 31, 2016, from $993.3 million for the same period of 2015. The increase was primarily due to an increase of 5.7% in room revenues, partially offset by a decrease of 2.3% in food and beverage revenues and a decrease of 2.5% in entertainment, retail and other revenues.

Room revenues increased 5.7%, or $23.5 million, to $436.6 million for the year ended December 31, 2016, from $413.2 million for the same period of 2015. The increase was primarily attributable to a 3.9% increase in ADR to $296 for the year ended December 31, 2016, compared to $285 for the same period of 2015.

The table below sets forth our room revenues and associated key operating measures related to our operations.

	Years Ended December 31,
	2016	2015	Percent Change (a)
Total room revenues (dollars in thousands)	$436,613	$413,152	5.7
Occupancy	85.3%	85.2%	0.1
ADR	$296	$285	3.9
REVPAR	$252	$243	3.7
(a) Except occupancy, which is presented as a percentage point change.

Food and beverage revenues decreased 2.3%, or $12.0 million, to $508.2 million for the year ended December 31, 2016, compared to $520.2 million for the same period of 2015, mainly due to a decline in revenues from our nightclubs.

Entertainment, retail and other revenues decreased 2.5%, or $5.8 million, to $227.9 million for the year ended December 31, 2016, compared to $233.7 million for the same period of 2015, primarily due to a decline in retail revenues. As previously discussed, as a result of the transaction involving the Retail Joint Venture, our financial results will no longer reflect the operations associated with the distributed net assets.

Promotional allowances decreased 2.5%, or $4.4 million, to $169.3 million for the year ended December 31, 2016, from $173.7 million for the same period of 2015, primarily as a result of fewer complimentaries due to the decrease in table drop.

Operating costs and expenses

Operating costs and expenses increased 3.2%, or $44.3 million, to $1.44 billion for the year ended December 31, 2016, compared to $1.39 billion for the same period of 2015, primarily due to a $30.9 million increase in property charges and other and an $8.3 million increase in general and administrative expenses.

Casino expenses decreased 2.6%, or $7.6 million, to $284.1 million for the year ended December 31, 2016, compared to $291.7 million for the same period of 2015, mainly due to a reduction in the cost of complimentaries and other casino expenses.

Room expenses were relatively flat with $148.7 million for the year ended December 31, 2016, compared to $144.4 million for the same period of 2015.

Food and beverage expense was relatively flat with $336.7 million for the year ended December 31, 2016, compared to $339.8 million for the same period of 2015.

Entertainment, retail and other expenses were relatively flat with $134.6 million for the year ended December 31, 2016, compared to from $136.7 million for the same period of 2015.

General and administrative expense increased 3.4%, or $8.3 million, to $254.4 million for the year ended December 31, 2016, compared to $246.1 million for the same period of 2015. The increase was primarily due to an increase in advertising and payroll related expenses, partially offset by a decrease in corporate allocations.

Provision for doubtful accounts increased 141.6%, or $4.2 million, to $7.1 million for the year ended December 31, 2016, compared to $2.9 million for the same period of 2015. The increase was due to the impact of historical collection patterns and current collection trends, as well as a specific review of customer accounts, on our estimated allowance for the respective periods.

Management and license fees increased 9.0%, or $4.2 million, to $51.0 million for the year ended December 31, 2016, from $46.8 million for the same period of 2015. In February 2015, the Company began incurring fees associated with its license agreement with Wynn Resorts and a wholly owned subsidiary of Wynn Resorts for use of certain intellectual property. The license agreement resulted in additional fees of $4.1 million for the year ended December 31, 2016, compared to the same period of 2015.

Property charges and other expense was $34.4 million for the year ended December 31, 2016, compared to $3.5 million for the same period in 2015. During the year ended December 31, 2016, we incurred a $15.5 million exit fee for the right to procure energy from the wholesale energy markets instead of from the local public electric utility, $8.8 million in abandonment charges primarily related to construction of additional retail space and $5.5 million for the write-off of show production costs due to the closing of Steve Wynn's ShowStoppers in December 2016.

Non-operating income and expenses

Interest expense decreased 4.5%, or $8.1 million, to $171.9 million for the year ended December 31, 2016, compared to $180.0 million for the year ended December 31, 2015. In February 2015, we issued $1.8 billion of 5 1/2% Senior Notes due 2025 ("2025 Notes") and used the proceeds for the purchase of $305.8 million of 7 7/8% 2020 Notes and $1.15 billion of 7 3/4% 2020 Notes pursuant to a cash tender offer. In May 2015, we redeemed the remaining $71.1 million principal amount of the untendered 7 7/8% 2020 Notes, and in August 2015, we redeemed the remaining $80.1 million principal amount of the untendered 7 3/4% 2020 Notes. As a result of these financing activities, our weighted average interest rate was lower for the year ended December 31, 2016, compared to the same period of 2015.

We incurred a loss of $126.3 million on the extinguishment of debt for the year ended December 31, 2015, in connection with the cash tender offer for the 2020 Notes and the subsequent redemption of the untendered 2020 Notes. We expensed $101.2 million for the consideration to holders who tendered, $17.3 million of unamortized deferred financing costs and original issue discount, and $0.1 million in other fees incurred. In connection with the redemption of the remaining untendered 2020 Notes, we recorded a loss for the premium portion of the consideration of $5.9 million and expensed $1.8 million of unamortized deferred financing costs and original discount. We incurred no loss on extinguishment of debt for the year ended December 31, 2016.

Financial results for the year ended December 31, 2015 compared to the year ended December 31, 2014.

Net revenues

The following table presents net revenues from our casino revenues and non-casino revenues (dollars in thousands).

	Years Ended December 31,
	2015	2014	Percent Change
Net revenues
Casino revenues	$619,494	$687,440	(9.9)
Non-casino revenues	993,337	950,386	4.5
	$1,612,831	$1,637,826	(1.5)

The percentage of our net revenues from non-casino revenues was 61.6% for the year ended December 31, 2015, compared to 58.0% for the same period of 2014. Casino revenues were 38.4% of total net revenues for the year ended December 31, 2015, compared to 42.0% of total net revenues for the same period of 2014. The increase in non-casino revenues as a percentage of total net revenues reflects performance of non-gaming amenities, such as our nightclubs and continued high occupancy and use of our facilities.

Casino revenues

Casino revenues decreased to $619.5 million for the year ended December 31, 2015, from $687.4 million for the same period of 2014. The decrease in casino revenues was primarily attributable to a 19.4% decrease in table drop, primarily from international customers, partially offset by a 10.8% increase in slot machine win driven by a higher slot win percentage.

The table below sets forth our casino revenues and associated key operating measures related to our operations (dollars in thousands, except for win per unit per day).

	Years Ended December 31,
	2015	2014	Increase/ (Decrease)	Percent Change
Total casino revenues	$619,494	$687,440	$(67,946)	(9.9)
Average number of table games	232	232	—	—
Table drop	$2,060,189	$2,556,452	$(496,263)	(19.4)
Table games win	$490,920	$623,968	$(133,048)	(21.3)
Table games win %	23.8%	24.4%	(0.6)
Table games win per unit per day	$5,786	$7,354	$(1,568)	(21.3)

Average number of slot machines	1,866	1,858	8	0.4
Slot machine handle	$2,969,327	$3,008,563	$(39,236)	(1.3)
Slot machine win	$206,626	$186,458	$20,168	10.8
Slot machine win per unit per day	$303	$275	$28	10.2

Non-casino revenues

Non-casino revenues increased 4.5%, or $43.0 million, to $993.3 million for the year ended December 31, 2015, from $950.4 million for the same period of 2014 with increases in all non-casino gross revenue line items.

Room revenues increased 1.0%, or $4.2 million, to $413.2 million for the year ended December 31, 2015, from $409.0 million for the same period of 2014, due to a 4.0% increase in ADR, partially offset by the impact of a 1.7 percentage point decrease in occupancy.

The table below sets forth our room revenues and associated key operating measures related to our operations.

	Years Ended December 31,
	2015	2014	Percent Change (a)
Total room revenues (dollars in thousands)	$413,152	$408,981	1.0
Occupancy	85.2%	86.9%	(1.7)
ADR	$285	$274	4.0
REVPAR	$243	$238	2.1
(a) Except occupancy, which is presented as a percentage point change.

Food and beverage revenues increased 3.2%, or $16.4 million, to $520.2 million for the year ended December 31, 2015, compared to $503.8 million for the same period of 2014, mainly due to increases in revenues at our nightclubs and from catering and banquets.

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

Operating costs and expenses

Operating costs and expenses increased 1.9%, or $26.6 million, to $1.39 billion for the year ended December 31, 2015, compared to $1.37 billion for the same period of 2014.

Casino expenses decreased 6.2%, or $19.4 million, to $291.7 million for the year ended December 31, 2015, compared to $311.1 million for the same period of 2014, primarily due to a decrease in gaming tax and other expenses associated with the casino revenue decrease.

Room expense was relatively flat with $144.4 million for the year ended December 31, 2015, compared to $143.9 million for the same period of 2014.

Food and beverage expense increased 6.8%, or $21.8 million, to $339.8 million for the year ended December 31, 2015, from $318.0 million for the same period of 2014. The increase in food and beverage expense was primarily a result of higher costs in the current period for entertainment at our nightclubs.

Entertainment, retail and other expenses increased 5.8%, or $7.5 million, to $136.7 million for the year ended December 31, 2015, from $129.3 million for the same period of 2014, primarily attributable to costs associated with Steve Wynn's ShowStoppers, which opened in December 2014.

General and administrative expense decreased 3.4%, or $8.6 million, to $246.1 million for the year ended December 31, 2015, from $254.6 million for the same period of 2014, primarily attributable to a decrease in corporate allocations, partially offset by increased advertising expenses.

Provision for doubtful accounts was $2.9 million for the year ended December 31, 2015, compared to $7.1 million for the same period of 2014. The change in the provision was due to the decrease in table drop as well as the historical collection patterns and current collection trends, as well as a specific review of customer accounts, on our estimated allowance for the respective periods.

Property charges and other expense was $3.5 million for the year ended December 31, 2015, compared to a gain of $4.9 million for the same period in 2014.  For the year ended December 31, 2015, property charges and other expense primarily consisted of miscellaneous renovations and abandonments at our resort, while in the same period of 2014 we experienced a gain related to the sale of an aircraft.

Non-operating income and expenses

Interest expense decreased 11.9%, or $24.4 million, to $180.0 million for the year ended December 31, 2015, compared to $204.3 million for the year ended December 31, 2014. In February 2015, we issued $1.8 billion of 5 1/2% senior notes due 2025 and used the proceeds for the purchase of $305.8 million of 7 7/8% 2020 Notes and $1.15 billion of 7 3/4% 2020 Notes pursuant to a cash tender offer. In May 2015, we redeemed the remaining $71.1 million principal amount of the untendered 7 7/8% 2020 Notes and in August 2015 redeemed the remaining $80.1 million principal amount of the untendered 7 3/4% 2020 Notes. As a result of these financing activities, our weighted average interest rate was lower for the year ended December 31, 2015, compared to the same period of 2014.

We incurred a loss of $126.3 million on the extinguishment of debt for the year ended December 31, 2015, compared to $9.6 million for the same period of 2014. During the year ended December 31, 2015, the loss was in connection with the cash tender offer of the 2020 Notes and subsequent redemption of the untendered 2020 Notes. We incurred a loss associated with the premium paid and the write-off of related unamortized deferred financing costs and original issue discount and other fees. During the year ended December 31, 2014, the loss was for the premium paid on the 2020 Notes through open market transactions and the write-off of related unamortized deferred financing costs and original issue discount.

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

The following table presents a reconciliation of Adjusted Property EBITDA to net income (loss) (in thousands):

	Years Ended December 31,
	2016	2015	2014
Adjusted Property EBITDA	$474,116	$477,166	$515,196
Other operating costs and expenses
Pre-opening costs	2,274	—	4,250
Depreciation and amortization	184,949	181,981	179,394
Property charges and other	34,409	3,480	(4,915)
Management and license fees	51,035	46,835	24,580
Corporate expenses and other	20,075	21,469	36,621
Stock-based compensation	3,065	2,792	4,342
Equity in income from unconsolidated affiliates	16	1,743	435
Total other operating costs and expenses	295,823	258,300	244,707
Operating income	178,293	218,866	270,489
Other non-operating income and expenses
Interest income	296	11	27
Interest expense	(171,876)	(179,965)	(204,345)
Loss on extinguishment of debt	—	(126,277)	(9,569)
Equity in income from unconsolidated affiliates	16	1,743	435
Total other non-operating income and expenses	(171,564)	(304,488)	(213,452)
Net income (loss)	$6,729	$(85,622)	$57,037

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

Net cash provided by operations for the year ended December 31, 2016 was $264.9 million, compared to $24.2 million for the year ended December 31, 2015. The increase was primarily due to $192.8 million in accrued management fees paid to Wynn Resorts during the year ended December 31, 2015, as we were no longer subject to certain restrictive covenants under the indenture governing the 2020 Notes.

Net cash provided by operations for the year ended December 31, 2015 was $24.2 million, compared to $279.0 million for the year ended December 31, 2014.  The decrease was primarily due to $192.8 million in accrued management fees paid to Wynn Resorts during the year ended December 31, 2015, as we were no longer subject to certain restrictive covenants under the indenture governing the 2020 Notes.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2016 was $116.2 million, compared to $107.5 million for the same period of 2015, primarily consisting of capital expenditures. Capital expenditures for the year ended December 31, 2016 were primarily for the development of additional high-end, brand-name retail space, re-branding of one of our nightclubs and general property maintenance.

Net cash used in investing activities for the year ended December 31, 2015 was $107.5 million, compared to $29.6 million for the same period of 2014, primarily consisting of capital expenditures associated with general property maintenance and the remodel of guest rooms in our Encore hotel tower. The majority of cash used in investing activities for the year ended December 31, 2014 was for capital expenditures related to general property maintenance, partially offset by $29.8 million in proceeds primarily from the sale of an aircraft.

Financing Activities

Net cash used in financing activities for the year ended December 31, 2016 was $0.1 million for a cash distribution to our parent.

Net cash used in financing activities for the year ended December 31, 2015 was $106.0 million. During the year ended December 31, 2015, we issued $1.8 billion of 2025 Notes with proceeds used for the purchase of $1.60 billion of our 2020 Notes pursuant to a cash tender offer and subsequent redemptions of the untendered notes. During the year ended December 31, 2015, the proceeds from the issuance were partially offset by distributions to our parent of $170.0 million and payments of financing costs of $132.4 million.

Net cash used in financing activities for the year ended December 31, 2014 was $214.3 million, primarily attributable to the repurchase of $98.4 million in principal plus interest of our 2020 Notes through open market transactions, cash distribution of $74.9 million to our parent and $32.6 million for the repayment of the remaining principal amount and accrued interest on a note payable secured by an aircraft.

Capital Resources

As of December 31, 2016, we had approximately $225.7 million of cash and cash equivalents available for use without restriction, including for operations, debt service and extinguishment, new development activities, enhancements to our property and general corporate purposes. We require a certain amount of cash on hand for operations. We expect to meet our current debt maturities and planned capital expenditure requirements with future anticipated cash flow from operations and our existing cash balances.

Debt

Our debt consists of first mortgage notes and senior notes which rank pari passu in right of payment.

2022 Notes. In March 2012, Wynn Las Vegas, LLC and Capital Corp., (together with Wynn Las Vegas, the "Issuers"), issued $900 million aggregate principal amount of the 5 3/8% First Mortgage Notes due 2022 (the "2022 Notes") pursuant to an indenture, dated as of March 12, 2012 (the “2022 Indenture”), among the Issuers, the Guarantors (as defined below) and U.S. Bank National Association, as trustee (the “Trustee”). The 2022 Notes will mature on March 15, 2022 and bear interest at the rate of 5 3/8% per annum. The Issuers may, at their option, redeem the 2022 Notes, in whole or in part, at any time or from time to time on or after March 15, 2017, in accordance with a premium schedule set forth in the 2022 Indenture, plus accrued and unpaid interest. If the Issuers undergo a change of control (as defined in the 2022 Indenture), the Issuers will be required to offer to repurchase the first mortgage notes at 101% of the principal amount, plus accrued and unpaid interest.

2023 Notes. In May 2013, the Issuers issued $500 million aggregate principal amount of 4 1/4% Senior Notes due 2023 (the "2023 Notes") pursuant to an indenture, dated as of May 22, 2013 (the "2023 Indenture"), among the Issuers, the Guarantors and the Trustee. The 2023 Notes will mature on May 30, 2023 and bear interest at the rate of 4 1/4% per annum. The Issuers may, at their option, redeem the 2023 Notes, in whole or in part, at any time or from time to time prior to their stated maturity. The redemption price for 2023 Notes that are redeemed before February 28, 2023 will include a “make-whole” premium, plus accrued and unpaid interest. In the event of a change of control triggering event (as defined in the 2023 Indenture), the Issuers will be required to offer to repurchase the 2023 Notes at 101% of the principal amount, plus accrued and unpaid interest.

2025 Notes. In February 2015, the Issuers issued $1.8 billion aggregate principal amount of the 2025 Notes pursuant to an indenture, dated as of February 18, 2015 (the "2025 Indenture"), among the Issuers, Guarantors and the Trustee. The 2025 Notes will mature on March 1, 2025 and bear interest at the rate of 5 1/2% per annum. The Issuers may, at their option, redeem the 2025 Notes, in whole or in part, at any time or from time to time prior to their stated maturity. The redemption price for 2023 Notes that are redeemed before December 1, 2024 will include a “make-whole” premium, plus accrued and unpaid interest. In the event of a change of control triggering event (as defined in the 2025 Indenture), the Issuers will be required to offer to repurchase the 2025 Notes at 101% of the principal amount, plus accrued and unpaid interest.

Each of the 2022 Notes, 2023 Notes and 2025 Notes are senior obligations of the Issuers and are unsecured, except by a first priority pledge by Wynn Las Vegas Holdings, LLC of its equity interests in Wynn Las Vegas, LLC. If Wynn Resorts receives an investment grade rating from one or more ratings agencies, the first priority pledge securing the 2023 Notes and 2025 Notes will be released.

Each of the 2023 Notes and 2025 Notes are jointly and severally guaranteed by all of the Issuers' subsidiaries, other than Capital Corp. which was a co-issuer (the "Guarantors"). The guarantees are senior unsecured obligations and rank senior in right of payment to all of their existing and future subordinated debt. The guarantees rank equally in right of payment with all existing and future liabilities of the Issuers' subsidiaries that are not so subordinated and will be effectively subordinated in right of payment to all of such existing and future secured debt (to the extent of the collateral securing such debt).

The 2022 Indenture contains customary negative covenants and financial covenants, including, but not limited to, covenants that restrict the Issuers' and the Guarantors' ability to pay dividends or distributions or repurchase equity; incur additional debt; make investments; create liens on assets to secure debt; enter into transactions with affiliates; enter into sale-leaseback transactions; merge or consolidate with another company; and transfer and sell assets or create dividend and other payment restrictions affecting subsidiaries. Each of the 2023 Indenture and 2025 Indenture contains negative covenants and financial covenants, including, but not limited to, covenants limiting the Issuers' and the Guarantors' ability to create liens on assets to secure debt; enter into sale-leaseback transactions; and merge or consolidate with another company. These covenants are subject to a number of important and significant limitations, qualifications and exceptions.

Events of default under each of the 2022 Indenture, 2023 Indenture and 2025 Indenture include, among others, the following: default for 30 days in the payment of interest when due on the applicable notes; default in payment of the principal, or premium, if any, when due on the applicable notes; failure to comply with certain covenants in the applicable indenture; and certain events of bankruptcy or insolvency. In the case of an event of default arising from certain events of bankruptcy or insolvency with respect to the Issuers or Guarantors, all notes then outstanding will become due and payable immediately without further action or notice.

Each of the 2022 Notes, 2023 Notes and 2025 Notes are also subject to mandatory redemption requirements imposed by gaming laws and regulations of gaming authorities in Nevada.

Off-Balance Sheet Arrangements

We have not entered into any transactions with special purpose entities nor do we engage in any derivatives except for interest rate swaps entered into in the past to manage interest rate risk associated with variable rate borrowings. We do not have any retained or contingent interest in assets transferred to an unconsolidated entity. As of December 31, 2016, we had outstanding letters of credit totaling $13.7 million.

Contractual Obligations and Commitments

The following table summarizes our scheduled contractual commitments as of December 31, 2016 (in millions):

	Payments Due By Period
	Less Than 1 Year	1 to 3 Years	4 to 5 Years	After 5 Years	Total
Long-term debt obligations	$—	$—	$—	$3,200.0	$3,200.0
Fixed interest payments	168.6	337.3	337.3	353.7	1,196.8
Operating leases	3.2	6.2	4.6	7.6	21.6
Construction contracts and commitments	59.6	—	—	—	59.6
Employment agreements	32.6	27.7	1.9	—	62.1
Other (1)	48.3	32.2	—	—	80.5
Total commitments	$312.3	$403.2	$343.8	$3,561.2	$4,620.5

(1)    Other includes open purchase orders, performance and other contracts.

Other Factors Affecting Liquidity

We are restricted under the 2022 Indenture from making certain "restricted payments" as defined. These restricted payments include the payments of dividends or distributions to any direct or indirect holders of equity interests of Wynn Las Vegas, LLC. These restricted payments may not be made unless certain financial and non-financial criteria have been satisfied.

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

Legal proceedings in which we are involved also may impact our liquidity. No assurance can be provided as to the outcome of such proceedings. In addition, litigation inherently involves significant costs. For information regarding legal proceedings, see Item 8— "Financial Statements and Supplementary Data," Note 8 "Commitments and Contingencies."

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

During the construction and development stage, direct costs such as those incurred for the design and construction of our properties, including applicable portions of interest, are capitalized. Accordingly, the recorded amounts of property and equipment increase significantly during construction periods. Depreciation is provided over the estimated useful lives of the assets using the straight-line method. We determine the estimated useful lives based on our experience with similar assets, estimate of the usage of the asset, and other factors specific to the asset. Depreciation expense related to capitalized construction costs is recognized when the related assets are placed in service. Upon the opening of our resorts, we begin recognizing depreciation expense on the fixed assets. The remaining estimated useful lives of assets are periodically reviewed and adjusted as necessary.

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

As of December 31, 2016 and 2015, 80.3% and 80.1%, respectively, of the Company's markers were due from customers residing outside the United States, primarily in Asia. The collectability of markers given to foreign customers is affected by a number of factors including changes in currency exchange rates and economic conditions in the customers' home countries.

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

The following table presents key statistics related to our casino accounts receivables (dollars in thousands):

	December 31,
	2016	2015
Casino accounts receivable	$107,519	$116,723
Allowance for doubtful casino accounts receivable	$28,880	$37,723
Allowance as a percentage of casino accounts receivable	26.9%	32.3%

Our reserve for doubtful casino accounts receivable is based on our estimates of amounts collectible and depends on the risk assessments and judgments by management regarding realizability, the state of the economy and our credit policy.

As of December 31, 2016, a 100 basis-point change in the allowance for doubtful accounts as a percentage of casino accounts receivable would change the provision for doubtful accounts by approximately $1.1 million.

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

Wynn Resorts' Equity Instruments Issued to Employees—Stock-Based Compensation

Accounting standards for stock-based payments establish standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services or incurs a liability in exchange for goods and services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. It requires an entity to measure the costs of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and recognize that cost over the service period. Wynn Resorts uses the Black-Scholes option pricing model to determine the grant-date fair value of its stock options. The Black-Scholes model uses assumptions of expected volatility, risk-free interest rates, the expected term of options granted, and expected rates of dividends. Wynn Resorts determines these assumptions by reviewing current market rates, making industry comparisons and reviewing relevant conditions.

The expected volatility and expected term assumptions can significantly impact the fair value of stock options. We believe that the valuation techniques and the approach utilized to develop the assumptions are reasonable in calculating the fair value of the options granted by Wynn Resorts. Wynn Resorts estimates the expected stock price volatility using a combination of implied and historical factors related to its stock price in accordance with applicable accounting standards. As the Wynn Resorts stock price fluctuates, this estimate will change. A hypothetical 10% change in the volatility assumption for options granted in 2016 would not have a material effect on the change in fair value. Expected term represents the estimated average time between the option's grant date and its exercise date. A hypothetical 10% change in the expected term assumption for options granted in 2016 would not have a material effect on the change in fair value. These assumed changes in fair value would have been recognized over the vesting schedule of such awards.

Accounting standards also require the classification of stock compensation expense in the same financial statement line items as cash compensation, and therefore impacts our departmental expenses (and related operating margins), pre-opening costs and construction in progress for our development projects, and our general and administrative expenses (including corporate expenses).

Recently Issued and Adopted Accounting Standards

See related disclosure at Item 8—"Financial Statements and Supplementary Data," Note 2 "Summary of Significant Accounting Policies."

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices.

Interest Rate Risks

We had $3.20 billion of fixed-rate debt outstanding as of December 31, 2016. As a result of all of our debt outstanding being based on fixed rates, we currently do not have exposure from adverse changes in market rates.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Member of Wynn Las Vegas, LLC and subsidiaries:

We have audited the accompanying consolidated balance sheets of Wynn Las Vegas, LLC and subsidiaries (the "Company") as of December 31, 2016 and 2015, and the related consolidated statements of comprehensive income (loss), member’s deficit, and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the index at Item 15(a)2. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Wynn Las Vegas, LLC and subsidiaries at December 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP
Las Vegas, Nevada
February 24, 2017

WYNN LAS VEGAS, LLC AND SUBSIDIARIES
(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$225,686	$77,062
Receivables, net	112,558	119,356
Inventories	23,938	51,293
Prepaid expenses and other	31,556	29,162
Total current assets	393,738	276,873
Property and equipment, net	2,699,996	2,825,239
Intangible assets, net	1,387	1,387
Other assets	35,116	41,487
Investment in unconsolidated affiliates	—	727
Total assets	$3,130,237	$3,145,713
LIABILITIES AND MEMBER’S DEFICIT
Current liabilities:
Accounts payable	$41,329	$42,992
Customer deposits	95,259	84,094
Gaming taxes payable	11,121	11,610
Accrued compensation and benefits	61,822	52,312
Accrued interest	48,939	48,939
Other accrued liabilities	25,512	23,290
Due to affiliates, net	19,004	7,331
Total current liabilities	302,986	270,568
Long-term debt	3,168,959	3,165,499
Other long-term liabilities	2,253	2,426
Total liabilities	3,474,198	3,438,493
Commitments and contingencies (Note 8)
Member’s deficit:
Contributed capital	899,228	957,138
Accumulated deficit	(1,243,189)	(1,249,918)
Total member’s deficit	(343,961)	(292,780)
Total liabilities and member’s deficit	$3,130,237	$3,145,713

The accompanying notes are an integral part of these consolidated financial statements.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES
(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Years Ended December 31,
	2016	2015	2014
Operating revenues:
Casino	$613,071	$619,494	$687,440
Rooms	436,613	413,152	408,981
Food and beverage	508,237	520,187	503,829
Entertainment, retail and other	227,896	233,674	228,115
Gross revenues	1,785,817	1,786,507	1,828,365
Less: promotional allowances	(169,298)	(173,676)	(190,539)
Net revenues	1,616,519	1,612,831	1,637,826
Operating costs and expenses:
Casino	284,076	291,710	311,093
Rooms	148,685	144,439	143,937
Food and beverage	336,689	339,764	317,988
Entertainment, retail and other	134,618	136,746	129,278
General and administrative	254,394	246,073	254,638
Provision for doubtful accounts	7,097	2,937	7,094
Management and license fees	51,035	46,835	24,580
Pre-opening costs	2,274	—	4,250
Depreciation and amortization	184,949	181,981	179,394
Property charges and other	34,409	3,480	(4,915)
Total operating costs and expenses	1,438,226	1,393,965	1,367,337
Operating income	178,293	218,866	270,489
Other income (expense):
Interest income	296	11	27
Interest expense	(171,876)	(179,965)	(204,345)
Loss on extinguishment of debt	—	(126,277)	(9,569)
Equity in income from unconsolidated affiliates	16	1,743	435
Other income (expense), net	(171,564)	(304,488)	(213,452)
Net income (loss)	6,729	(85,622)	57,037
Other comprehensive income	—	—	—
Total comprehensive income (loss)	$6,729	$(85,622)	$57,037

The accompanying notes are an integral part of these consolidated financial statements.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES
(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)
CONSOLIDATED STATEMENTS OF MEMBER’S DEFICIT
(in thousands)

Balance as of January 1, 2014	$(22,801)
Net income	57,037
Wynn Resorts, Limited stock-based compensation	4,342
Distributions to parent	(78,528)
Balance as of December 31, 2014	(39,950)
Net loss	(85,622)
Wynn Resorts, Limited stock-based compensation	2,792
Distributions to parent	(170,000)
Balance as of December 31, 2015	(292,780)
Net income	6,729
Wynn Resorts, Limited stock-based compensation	1,787
Distributions to parent	(59,697)
Balance as of December 31, 2016	$(343,961)

The accompanying notes are an integral part of these consolidated financial statements.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES
(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net income (loss)	$6,729	$(85,622)	$57,037
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	184,949	181,981	179,394
Stock-based compensation expense	3,065	2,792	4,342
Amortization and write off of deferred financing costs and other	3,460	3,221	7,721
Loss on extinguishment of debt	—	126,277	9,569
Provision for doubtful accounts	7,097	2,937	7,094
Property charges and other	18,612	3,470	(5,048)
Equity in income (loss) of unconsolidated affiliates, net of distributions	—	1,324	(172)
Increase (decrease) in cash from changes in:
Receivables, net	(2,236)	40,713	(1,381)
Inventories and prepaid expenses and other	3,321	(4,693)	(3,287)
Accounts payable and accrued expenses	13,609	(34,075)	9,753
Due to affiliates, net	26,300	(214,097)	14,021
Net cash provided by operating activities	264,906	24,228	279,043
Cash flows from investing activities:
Capital expenditures, net of construction payables and retention	(107,046)	(117,011)	(62,535)
Return of investment in unconsolidated affiliates	727	1,901	—
Purchase of other assets	(7,772)	(2,901)	(8,855)
Due to affiliates, net	(5,217)	7,465	12,039
Proceeds from sale of assets	3,145	3,031	29,787
Net cash used in investing activities	(116,163)	(107,515)	(29,564)
Cash flows from financing activities:
Distributions to parent	(119)	(170,000)	(74,913)
Proceeds from issuance of long-term debt	—	1,800,000	—
Principal payments on long-term debt	—	—	(32,550)
Repurchase of first mortgage notes	—	(1,603,610)	(98,400)
Payments of financing costs	—	(132,401)	(8,412)
Net cash used in financing activities	(119)	(106,011)	(214,275)
Cash and cash equivalents:
Increase (decrease) in cash and cash equivalents	148,624	(189,298)	35,204
Balance, beginning of year	77,062	266,360	231,156
Balance, end of year	$225,686	$77,062	$266,360

Supplemental cash flow disclosures:
Cash paid for interest, net of amounts capitalized	$168,416	$183,200	$202,554
Change in accounts and construction payables related to property and equipment	$(1,910)	$2,712	$1,036
Equity interest distribution	—	—	$3,615
Retail net assets distribution	$59,578	—	—

The accompanying notes are an integral part of these consolidated financial statements.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES
(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Organization

Wynn Las Vegas, LLC, a Nevada limited liability company, was organized primarily to construct and operate Wynn Las Vegas, an integrated destination casino resort on the "Strip" in Las Vegas, Nevada. Unless the context otherwise requires, all references herein to the "Company" refer to Wynn Las Vegas, LLC and its consolidated subsidiaries.

The Company is a direct wholly owned subsidiary of Wynn Las Vegas Holdings, LLC ("WLVH"). WLVH is a direct wholly owned subsidiary of Wynn America, LLC ("Wynn America"). Wynn America is a direct wholly owned subsidiary of Wynn Resorts Holdings, LLC ("Holdings"). Holdings is a direct wholly owned subsidiary of Wynn Resorts, Limited ("Wynn Resorts").

Wynn Las Vegas Capital Corp. ("Capital Corp.") is a wholly owned subsidiary of Wynn Las Vegas, LLC organized solely for the purpose of obtaining financing for Wynn Las Vegas. Capital Corp. is authorized to issue 2,000 shares of common stock, par value $0.01. As of December 31, 2016, the Company owned the one share that was issued and outstanding. Wynn Capital has no significant net assets nor any operating activity. Its sole function is to serve as the co-issuer of the mortgage notes. Wynn Las Vegas, LLC and Wynn Capital together are hereinafter referred to as the "Issuers."

Note 2 - Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. In April 2016, the Company dissolved its 50% owned joint venture operating the Ferrari and Maserati automobile dealership inside Wynn Las Vegas, which was closed in October 2015 and accounted for under the equity method. All significant intercompany accounts and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents are comprised of highly liquid investments with original maturities of three months or less. Cash equivalents are carried at cost, which approximates fair value.

Accounts Receivable and Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of casino accounts receivable. The Company issues credit in the form of "markers" to approved casino customers following investigations of creditworthiness. As of December 31, 2016 and 2015, approximately 80.3% and 80.1%, respectively, of the Company's markers were due from customers residing outside the United States, primarily in Asia. Business or economic conditions or other significant events in these countries could affect the collectability of such receivables.

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

WYNN LAS VEGAS, LLC AND SUBSIDIARIES
(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Inventories

Inventories consist of retail merchandise, and food and beverage items, which are stated at the lower of cost or market value and certain operating supplies. Cost is determined by the first-in, first-out, weighted average and specific identification methods.

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

Capitalized Interest

The interest cost associated with major development and construction projects is capitalized and included in the cost of the project. Interest capitalization ceases once a project is substantially complete or no longer undergoing construction activities to prepare it for its intended use. When no debt is specifically identified as being incurred in connection with a construction project, the Company capitalizes interest on amounts expended on the project at the weighted average cost of the Company's outstanding borrowings. Interest of $0.2 million was capitalized for the year ended December 31, 2016, and no interest was capitalized for the years ended December 31, 2015 and 2014.

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

WYNN LAS VEGAS, LLC AND SUBSIDIARIES
(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Deferred Financing Costs

Direct and incremental costs and original issue discounts and premiums incurred in connection with the issuance of long-term debt are deferred and amortized to interest expense using the effective interest method or, if the amounts approximate the effective interest method, on a straight-line basis. Deferred financing costs incurred in connection with the issuance of long-term debt are presented as a direct reduction of long-term debt on the Consolidated Balance Sheets. See the Recently Issued and Adopted Accounting Standards section below for details on the presentation change of deferred financing costs. Approximately $3.5 million, $3.5 million and $4.0 million was amortized to interest expense during the years ended December 31, 2016, 2015 and 2014, respectively.

Revenue Recognition and Promotional Allowances

The Company recognizes revenues at the time persuasive evidence of an arrangement exists, the service is provided or the retail goods are sold, prices are fixed or determinable and collection is reasonably assured.

Casino revenues are measured by the aggregate net difference between gaming wins and losses. Cash discounts, other cash incentives and points earned by customers from the Company's loyalty programs are recorded as a reduction to casino revenues. Rooms, food and beverage, entertainment and other operating revenues are recognized when services are performed. Entertainment, retail and other revenue includes rental income, which is recognized on a time proportion basis over the lease term. Contingent rental income is recognized when the right to receive such rental income is established according to the lease agreements. Advance deposits on rooms and advance ticket sales are recorded as customer deposits until services are provided to the customer.

The retail value of accommodations, food and beverage, and other services furnished to guests without charge is included in gross revenues. Such amounts are then deducted as promotional allowances. The estimated retail value of providing such promotional allowances is as follows (in thousands):

	Years Ended December 31,
	2016	2015	2014
Rooms	$77,058	$75,234	$83,112
Food and beverage	73,887	80,007	87,236
Entertainment, retail and other	18,353	18,435	20,191
	$169,298	$173,676	$190,539

The estimated cost of providing such promotional allowances, which is included primarily in casino expenses, is as follows (in thousands):

	Years Ended December 31,
	2016	2015	2014
Rooms	$32,634	$33,264	$36,384
Food and beverage	57,920	61,658	66,528
Entertainment, retail and other	11,557	11,421	12,165
	$102,111	$106,343	$115,077

Customer Loyalty Program

The Company offers a loyalty program whereby customers earn points based on their level of slots play, which can be redeemed for free play. The points are recognized as a liability and as a separate element of the gaming transaction with allocation of the consideration received between the points and gaming transaction. The initial recognition of the point liability is at fair value based on points earned multiplied by redemption value, less an estimate for points not expected to be redeemed. The revenue from the points is recognized when redeemed.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES
(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Gaming Taxes

The Company is subject to taxes based on gross gaming revenue in the jurisdiction in which it operates, subject to applicable jurisdictional adjustments. These gaming taxes are an assessment on the Company's gross gaming revenue and are recorded as casino expenses in the accompanying Consolidated Statements of Comprehensive Income (Loss). These taxes totaled $44.6 million, $44.6 million and $49.4 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Advertising Costs

The Company expenses advertising costs the first time the advertising takes place. Advertising costs incurred in development periods are included in pre-opening costs. Once a project is completed, advertising costs are primarily included in general and administrative expenses. Total advertising costs were $24.9 million, $20.4 million and $14.4 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Pre-Opening Costs

Pre-opening costs represent personnel and other costs incurred prior to the opening of new ventures and are expensed as incurred.

Stock-Based Compensation

The Company accounts for stock-based compensation related to equity shares of Wynn Resorts granted to its employees in accordance with accounting standards which require the compensation cost relating to share-based payment transactions be recognized in the Company's Consolidated Statements of Comprehensive Income (Loss). The cost is measured at the grant date, based on the estimated fair value of the award using the Black-Scholes option pricing model for stock options, and based on the closing share price of the Company's stock on the grant date for nonvested share awards. The cost is recognized as an expense on a straight-line basis over the employee's requisite service period (the vesting period of the award) net of estimated forfeitures. The Company's stock-based employee compensation arrangements are more fully discussed in Note 7 "Benefit Plans."

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

Recently Issued and Adopted Accounting Standards

In August 2016, the Financial Accounting Standards Board ("FASB") issued an accounting standards update that clarifies the classification of certain cash receipts and cash payments on the statement of cash flows. In particular, the new guidance clarifies the classification related to several types of cash flows, including items such as debt extinguishment costs and distributions received from equity method investees. The new guidance also provides a three-step approach for classifying cash receipts and payments that have aspects of more than one class of cash flows. The effective date for this guidance is for financial statements for fiscal years beginning after December 15, 2017, and interim periods within those fiscal periods and early application is permitted. The Company is currently assessing the impact the adoption of this guidance will have on its consolidated financial statements.

In March 2016, the FASB issued an accounting standards update that involves several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Under the new guidance, income tax benefits and deficiencies are to be recognized as income tax expense or benefit in the income statement and the tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. An entity should also recognize excess tax benefits regardless of whether the benefit reduces taxes payable in the current period. Excess tax benefits should be classified along with other income tax cash flows as an operating activity. In regards to forfeitures, the entity may make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. The

WYNN LAS VEGAS, LLC AND SUBSIDIARIES
(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

effective date for this guidance is for financial statements for fiscal years beginning after December 15, 2016, and interim periods within those fiscal periods and early application is permitted. The Company adopted this guidance on January 1, 2017, and does not expect the adoption of this update to have a material effect on its consolidated financial statements.

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

In April 2015, the FASB issued an accounting standards update that requires deferred financing costs related to a recognized debt liability to be presented on the balance sheet as a direct reduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for deferred financing costs is not affected by the amendments in this update. In August 2015, the FASB issued an accounting standards update that clarifies that the guidance issued in April 2015 does not apply to line-of-credit arrangements. According to the additional guidance, deferred financing costs related to line-of-credit arrangements will continue to be presented as an asset and subsequently amortized ratably over the term of the arrangement. The effective date for this guidance is for financial statements for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The Company adopted the guidance on January 1, 2016, with retrospective application in the accompanying Consolidated Balance Sheet as of December 31, 2015. This change in accounting principle resulted in net deferred financing costs of $34.5 million incurred in connection with the issuance of the Company's long-term debt being reclassified from noncurrent assets to a direct reduction of the long-term debt balance as of December 31, 2015.

In May 2014, the FASB issued an accounting standards update that amends the FASB Accounting Standards Codification and creates a new topic for Revenue from Contracts with Customers. The new guidance is expected to clarify the principles for revenue recognition and to develop a common revenue standard for GAAP applicable to revenue transactions. This guidance provides that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. This guidance also provides substantial revision of interim and annual disclosures. The update allows for either full retrospective adoption, meaning the guidance is applied for all periods presented, or modified retrospective adoption, meaning the guidance is applied only to the most current period presented in the financial statements with the cumulative effect of initially applying the guidance recognized at the date of initial application. In August 2015, the FASB issued an accounting standards update that defers the effective date of the new revenue recognition accounting guidance by one year, to annual and interim periods beginning after December 15, 2017. Early application is permitted for annual and interim periods beginning after December 15, 2016. The Company will adopt this standard effective January 1, 2018. The Company is currently assessing the impact the adoption of this guidance will have on its consolidated financial statements. The Company expects the goods and services provided to customers without charge currently included in both gross revenues and promotional allowances in the accompanying Consolidated Statements of Income will be presented on a net basis.

Note 3 - Receivables, net

Receivables, net consisted of the following (in thousands):

	December 31,
	2016	2015
Casino	$107,519	$116,723
Hotel	17,989	20,014
Other	16,610	21,288
	142,118	158,025
Less: allowance for doubtful accounts	(29,560)	(38,669)
	$112,558	$119,356

WYNN LAS VEGAS, LLC AND SUBSIDIARIES
(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 4 - Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2016	2015
Land and improvements	$627,942	$623,866
Buildings and improvements	2,596,743	2,630,788
Furniture, fixtures and equipment	1,418,814	1,419,018
Construction in progress	33,229	12,294
	4,676,728	4,685,966
Less: accumulated depreciation	(1,976,732)	(1,860,727)
	$2,699,996	$2,825,239

Depreciation expense for the years ended December 31, 2016, 2015 and 2014 was $184.9 million, $182.0 million and $179.4 million, respectively.

Note 5 - Long-Term Debt

Long-term debt consisted of the following (in thousands):

	December 31,
	2016	2015
5 3/8% First Mortgage Notes, due March 15, 2022, net of debt issuance costs of $6,709 and $7,791 as of December 31, 2016 and 2015, respectively	$893,291	$892,209
4 1/4% Senior Notes, due May 30, 2023, net of debt issuance costs of $2,819 and $3,183 as of December 31, 2016 and 2015, respectively	497,181	496,817
5 1/2% Senior Notes, due March 1, 2025, net of debt issuance costs of $21,513 and $23,527 as of December 31, 2016 and 2015, respectively	1,778,487	1,776,473
	3,168,959	3,165,499
Current portion of long-term debt	—	—
	$3,168,959	$3,165,499

5 3/8% First Mortgage Notes due 2022

In March 2012, Wynn Las Vegas, LLC and Wynn Capital (together, the "Issuers") issued, in a private offering, $900 million aggregate principal amount of 5 3/8% First Mortgage Notes due 2022 (the "2022 Notes"). A portion of the proceeds was used to repay all amounts outstanding under the Wynn Las Vegas, LLC term loan facilities. In October 2012, the Issuers commenced an offer to exchange all of the 2022 Notes for notes registered under the Securities Act of 1933, as amended. The exchange offer closed on November 6, 2012. Interest is due on the 2022 Notes on March 15th and September 15th of each year. Commencing March 15, 2017, the 2022 Notes are redeemable at the Issuers' option at a price equal to 102.7% of the principal amount redeemed and the premium over the principal amount declines ratably on March 15th of each year thereafter to zero on or after March 15, 2022. The 2022 Notes are senior obligations of the Issuers and are unsecured (except by the first priority pledge by WLVH of its equity interests in Wynn Las Vegas, LLC). The Issuers' obligations under the 2022 Notes rank pari passu in right of payment with the 2023 Notes and 2025 Notes (each as defined below). The 2022 Notes are not guaranteed by any of the Company's subsidiaries. If the Issuers undergo a change of control, they must offer to repurchase the 2022 Notes at 101% of the principal amount, plus accrued and unpaid interest. The indenture governing the 2022 Notes (the "2022 Indenture") contains customary negative covenants and financial covenants, including, but not limited to, covenants that restrict the Company's ability to: pay dividends or distributions or repurchase equity; incur additional debt; make investments; create liens on assets to secure debt; enter into transactions with affiliates; enter into sale-leaseback transactions; merge or consolidate with another company; and transfer and sell assets or create dividend and other payment restrictions affecting subsidiaries.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES
(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

The 2023 Notes will mature on May 30, 2023 and bear interest at the rate of 4 1/4% per annum. The Issuers may, at their option, redeem the 2023 Notes, in whole or in part, at any time or from time to time prior to their stated maturity. The redemption price for the 2023 Notes that are redeemed before February 28, 2023 will be equal to the greater of (a) 100% of the principal amount of the 2023 Notes to be redeemed or (b) a "make-whole" amount described in the 2023 Indenture, plus in either case accrued and unpaid interest to, but not including, the redemption date. The redemption price for the 2023 Notes that are redeemed on or after February 28, 2023 will be equal to 100% of the principal amount of the 2023 Notes to be redeemed, plus accrued and unpaid interest to, but not including, the redemption date. In the event of a change of control triggering event, the Issuers will be required to offer to repurchase the 2023 Notes at 101% of the principal amount, plus accrued and unpaid interest to but not including the repurchase date. The 2023 Notes are also subject to mandatory redemption requirements imposed by gaming laws and regulations of gaming authorities in Nevada.

The 2023 Notes are the Issuers' senior unsecured obligations and rank pari passu in right of payment with the Issuers' 2022 Notes and 2025 Notes (as defined below). The 2023 Notes are unsecured (except by the first priority pledge by WLVH of its equity interests in Wynn Las Vegas, LLC). Such equity interests in Wynn Las Vegas, LLC also secure the Issuers' 2022 Notes and 2025 Notes. If Wynn Resorts receives an investment grade rating from one or more ratings agencies, the first priority pledge securing the 2023 Notes will be released.

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

Events of default under the 2023 Indenture include, among others, the following: default for 30 days in the payment of interest when due on the 2023 Notes; default in payment of the principal when due, or premium, if any, on the 2023 Notes; failure to comply with certain covenants in the 2023 Indenture; and certain events of bankruptcy or insolvency. In the case of an event of default arising from certain events of bankruptcy or insolvency with respect to the Issuers or any Guarantor, all 2023 Notes then outstanding will become due and payable immediately without further action or notice.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
The 2025 Notes are the Issuers' senior unsecured obligations and rank pari passu in right of payment with the Issuers' outstanding 2022 Notes and 2023 Notes (together, the "Existing Notes"). The 2025 Notes are unsecured (except by the first priority pledge by WLVH of its equity interests in Wynn Las Vegas, LLC), effectiveness of which is subject to the prior approval of the Nevada gaming authorities. Such equity interests in Wynn Las Vegas, LLC also secure the Existing Notes. If Wynn Resorts receives an investment grade rating from one or more ratings agencies, the first priority pledge securing the 2025 Notes will be released.
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
Events of default under the 2025 Indenture include, among others, the following: default for 30 days in the payment of interest when due on the 2025 Notes; default in payment of the principal when due, or premium, if any, on the 2025 Notes; failure to comply with certain covenants in the 2025 Indenture; and certain events of bankruptcy or insolvency. In the case of an event of default arising from certain events of bankruptcy or insolvency with respect to the Issuers or Issuers' subsidiaries (as guarantors), other than Wynn Capital, all 2025 Notes then outstanding will become due and payable immediately without further action or notice.

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

First Mortgage Notes due 2020

On February 10, 2015, the Issuers commenced a cash tender offer for any and all of the outstanding aggregate principal amounts of the 2020 Notes. The premium portion of the aggregate total consideration was $101.2 million and was recorded as a loss on extinguishment of debt in the accompanying Consolidated Statements of Comprehensive Income (Loss). In connection with the cash tender, the Company expensed $17.3 million of unamortized deferred financing costs and original issue discount related to the 2020 Notes and incurred other fees of $0.1 million that are included in loss on extinguishment of debt in the accompanying Consolidated Statements of Comprehensive Income (Loss).

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

million of unamortized deferred financing costs that are included in loss on extinguishment of debt in the accompanying Consolidated Statements of Comprehensive Income (Loss).

During the year ended December 31, 2014, Wynn Las Vegas, LLC repurchased and canceled $98.4 million in principal, plus interest, of the 2020 Notes through the open market. The Company incurred $9.6 million in expenses associated primarily with the premium paid for the repurchases and unamortized deferred financing costs included in loss on extinguishment of debt in the accompanying Consolidated Statements of Comprehensive Income (Loss).

Cross Claim

As described in Note 8 "Commitments and Contingencies," on June 19, 2012, Elaine Wynn asserted a cross claim against Stephen A. Wynn and Aruze seeking a declaration that (1) any and all of Elaine Wynn's duties under the Stockholders Agreement shall be discharged; (2) the Stockholders Agreement is subject to rescission and is rescinded; (3) the Stockholders Agreement is an unreasonable restraint on alienation in violation of public policy; and/or (4) the restrictions on sale of shares shall be construed as inapplicable to Elaine Wynn. On March 28, 2016, Elaine Wynn filed an amended cross claim which added Wynn Resorts and Wynn Resorts' General Counsel (together with Stephen A. Wynn, the "Wynn Cross Defendants") as cross defendants. On May 5, 2016, the court granted Wynn Resorts' and Wynn Resorts' General Counsel's motions to dismiss. The 2023 Indenture provides that if Stephen A. Wynn ("Mr. Wynn"), together with certain related parties, in the aggregate beneficially owns a lesser percentage of the outstanding common stock of Wynn Resorts than are beneficially owned by any other person, a change of control will have occurred. The 2025 Indenture provides that if any event constitutes a "change of control" under the 2023 Indenture, it will constitute a change of control under the 2025 Indenture. If the Stockholders Agreement is determined not to be enforceable pursuant to Elaine Wynn's cross claim, Mr. Wynn would not beneficially own or control Elaine Wynn's shares, which could increase the likelihood that a change in control may occur under the Wynn Las Vegas, LLC debt documents. Under the 2023 Indenture and the 2025 Indenture, if a change of control occurs and within 60 days after that occurrence, the 2023 Notes or the 2025 Notes, as applicable, are rated below investment grade by both rating agencies that rate such notes, the Company is required to make an offer to each applicable holder to repurchase all or any part of such holder's notes at a purchase price equal to 101% of the aggregate principal amount thereof plus accrued and unpaid interest on the notes purchased, if any, to the date of repurchase (unless the notes have been previously called for redemption). Mr. Wynn is continuing to oppose Elaine Wynn's cross claim.

Debt Covenant Compliance

As of December 31, 2016, management believes the Company was in compliance with all debt covenants.

Fair Value of Long-term Debt

The estimated fair value of the Company's long-term debt as of December 31, 2016 and 2015 was approximately $3.18 billion and $2.93 billion, respectively, compared to its carrying value, excluding debt issuance costs, of $3.20 billion. The estimated fair value of the Company's long-term debt is based on recent trades, if available and indicative pricing from market information (Level 2 inputs).

Scheduled Maturities of Long-Term Debt

As of December 31, 2016, the Company's long-term debt of $3.20 billion is scheduled for maturity in 2022 and thereafter.

Note 6 - Related Party Transactions, net

Amounts Due to Affiliates, net

The Company periodically settles net amounts due to affiliates with cash payments. As of December 31, 2016 and 2015, the Company's net current due to affiliates of $19.0 million and $7.3 million, respectively, are primarily comprised of management fees, license fees, and corporate allocations.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES
(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Management fee and corporate allocations

In February 2015, the Company entered into a new corporate support services agreement with Wynn Resorts and terminated the prior agreement. Wynn Resorts provides the Company legal, accounting, human resources, information technology services, real estate, and other corporate support services. The corporate support service allocations have been determined on a basis that Wynn Resorts and the Company consider to be reasonable estimates of the utilization of service provided or the benefit received by the Company. Wynn Resorts maintains corporate offices at Wynn Las Vegas without charge from the Company. Under the agreement, the Company also pays a management fee of 1.5% of net revenues. During the years ended December 31, 2016, 2015 and 2014, $39.1 million, $42.2 million and $59.5 million, respectively, were charged to the Company.

Intellectual property

Under an agreement with Wynn Resorts and a wholly owned subsidiary of Wynn Resorts, the Company licenses certain intellectual property, including certain trademarks, domain names, copyrights and service marks in connection with a variety of goods and services. In February 2015, the Company entered into a license agreement, which requires payment of fees equal to 1.5% of gross monthly revenues so long as the original license agreement is in effect and not terminated, and 3.0% subsequent to termination of the original license agreement. As of December 31, 2016, the original agreement is in effect and not terminated. During the years ended December 31, 2016 and 2015, $26.8 million and $22.6 million, respectively, in license fees were charged to the Company.

Retail services agreement

In December 2016, in connection with the distribution of the majority of the Company’s retail net assets, the Company entered into a retail services agreement with Wynn Retail, LLC ("Wynn Retail"), a wholly owned subsidiary of Wynn Resorts, to provide services to Wynn Retail to support retail operations at Wynn Las Vegas. See Note 9 "Member's Equity" for discussion of the retail net assets distribution. Under the agreement, the allocation of costs have been determined on a basis that Wynn Retail and the Company consider to be reasonable estimates of the utilization of services provided by the Company. During the year ended December 31, 2016, the amount charged by Wynn Las Vegas for services under the agreement was immaterial.

Amounts Due to Officers, net

The Company periodically provides services to Stephen A. Wynn, Chairman of the Board, Chief Executive Officer and one of the principal stockholders of Wynn Resorts, and certain other executive officers and directors of Wynn Resorts. These services include household services, construction work and other personal services. The cost of these services is transferred to Wynn Resorts on a periodic basis. Mr. Wynn and these other officers and directors have amounts on deposit with Wynn Resorts to prepay any such items, which are replenished on an ongoing basis as needed.

Villa Lease

Mr. Wynn currently leases property at Wynn Las Vegas for use as his personal residence and pays the Company annual rent at its fair market value of the accommodations based on an independent third-party expert opinion of value. Pursuant to the 2013 Second Amended and Restated Agreement of Lease, as amended (the "Second A&R Lease"), Mr. Wynn leased three fairway villas as his personal residence and paid $525,000 per year from November 5, 2013 through February 28, 2015, and $559,295 per year from March 1, 2015 through November 3, 2016. In December 2016, Mr. Wynn and Wynn Las Vegas replaced the Second A&R Lease with a Third Amended and Restated Agreement of Lease, which was effective November 3, 2016 (the "Third A&R Lease"), to reduce the space leased to Mr. Wynn as his personal residence and to adjust the annual rent paid to $305,680 per year. The lease, including each amendment and restatement, have been approved by the Audit Committee of the Board of Directors of Wynn Resorts and provides that Wynn Las Vegas, LLC pays for all capital improvements to the villas; certain services for, and maintenance of, the villas are included in the annual rent; and the annual rent will be re-determined every two years during the term of the lease.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES
(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Las Vegas Jet, LLC

On September 30, 2014, the Company distributed its equity interest of $3.6 million in Las Vegas Jet, LLC, a wholly owned subsidiary, to Wynn Resorts. The distribution resulted in a reduction to the Company's contributed capital on its Consolidated Balance Sheets. Las Vegas Jet, LLC provides pilot and other aviation services with respect to several aircraft owned by wholly owned subsidiaries of Wynn Resorts.

Note 7 - Benefit Plans

Employee Savings Plan

Wynn Resorts established a retirement savings plan under Section 401(k) of the Internal Revenue Code covering its non-union employees in July 2000. The plan allows employees to defer, within prescribed limits, a percentage of their income on a pre-tax basis through contributions to this plan. The Company matches 50% of employee contributions, up to 6% of employees' eligible compensation, with a one-time annual matching cap per employee of $1,200, and $750 for the years ended December 31, 2015 and 2014, respectively. There was no matching cap per employee for the year ended December 31, 2016. The Company recorded expenses related to these matching contributions of $5.3 million, $3.0 million and $1.9 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Multi-employer pension plan

Wynn Las Vegas, LLC contributes to a multi-employer defined benefit pension plan for certain of its union employees under the terms of the Southern Nevada Culinary and Bartenders Union collective-bargaining agreement. The collective-bargaining agreement that covers these union-represented employees was set to expire in July 2015. An extension was in place until February 2017 when the Company entered into a new collective bargaining agreement, which expires July 2021. The legal name of the multi-employer pension plan is the Southern Nevada Culinary and Bartenders Pension Plan (the "Plan") (EIN: 88-6016617 Plan Number: 1). The Company recorded expenses of $9.3 million, $9.4 million and $9.2 million for contributions to the Plan for the years ended December 31, 2016, 2015 and 2014, respectively. For the 2015 plan year, the most recent for which plan data is available, the Company's contributions were identified by the Plan to exceed 5% of total contributions for that year. Based on the information we received from the Plan, it was certified to be in neither endangered nor critical status for the 2015 plan year. Risks of participating in a multi-employer plan differ from single-employer plans for the following reasons: (1) assets contributed to a multi-employer plan by one employer may be used to provide benefits to employees of other participating employers; (2) if a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers; and (3) if a participating employer stops participating, it may be required to pay those plans an amount based on the underfunded status of the plan, referred to as a withdrawal liability.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES
(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

The total compensation cost relating to stock options and nonvested stock for the years ended December 31, 2016, 2015 and 2014 is allocated as follows (in thousands):

	Years Ended December 31,
	2016	2015	2014
Casino	$1,353	$1,077	$1,967
Food and beverage	81	107	107
General and administrative	1,631	1,608	2,268
Total stock-based compensation expense	$3,065	$2,792	$4,342

Certain members of the Company's executive management team receive a portion of their annual incentive bonus in shares of Wynn Resorts' stock. The number of shares is determined based on the closing price on the date the annual incentive bonus is settled. As the number of shares is variable, the Company records a liability for the fixed monetary amount over the service period. For the year ended December 31, 2016, the Company recorded $1.3 million of stock-based compensation expense associated with these awards. Wynn resorts settled this obligation by issuing immediately vested shares in January 2017.

Note 8 - Commitments and Contingencies

Leases

The Company is the lessee under leases for certain buildings and office equipment. As of December 31, 2016, the Company was obligated under non-cancelable operating leases, to make future minimum lease payments as follows (in thousands):

Years Ending December 31,
2017	$3,196
2018	3,224
2019	2,946
2020	2,373
2021	2,276
Thereafter	7,551
$21,566

WYNN LAS VEGAS, LLC AND SUBSIDIARIES
(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Rent expense for the years ended December 31, 2016, 2015 and 2014 was $20.7 million, $19.4 million and $18.1 million, respectively.

Employment Agreements

The Company has entered into employment agreements with several executive officers, other members of management and certain key employees. These agreements generally have three- to five-year terms and typically indicate a base salary and often contain provisions for discretionary bonuses. Certain of the executives are also entitled to a separation payment if terminated without "cause" or upon voluntary termination of employment for "good reason" following a "change of control" (as these terms are defined in the employment contracts). As of December 31, 2016, the Company was obligated to make future payments of $32.6 million, $20.0 million, $7.7 million, $1.7 million and $0.2 million during the years ending December 2017, 2018, 2019, 2020 and 2021, respectively.

Other Commitments

The Company has additional contractual commitments for performance and other contracts. As of December 31, 2016, the Company was obligated to make future payments of $32.6 million, $15.9 million and $16.3 million during the years ending December 2017, 2018 and 2019, respectively.
Letters of Credit

As of December 31, 2016, the Company had outstanding letters of credit of $13.7 million.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

The indenture for Wynn Las Vegas, LLC's 4 1/4% Senior Notes due 2023 (the "2023 Indenture") provides that if Mr. Wynn, together with certain related parties, in the aggregate beneficially owns a lesser percentage of the voting power of the outstanding common stock of Wynn Resorts than is beneficially owned by any other person, a change of control will have occurred. The indenture for Wynn Las Vegas, LLC's 5 1/2% Senior Notes due 2025 (the "2025 Indenture") provides that if any event constitutes a "change of control" under the 2023 Indenture, it will constitute a change of control under the 2025 Indenture. If the Stockholders Agreement is determined not to be enforceable pursuant to Elaine Wynn's cross claim, Mr. Wynn would not beneficially own or control Elaine Wynn's shares, which could increase the likelihood that a change in control may occur under the Wynn Las Vegas, LLC debt documents. Under the 2023 Indenture and the 2025 Indenture, if (1) a change of control occurs and (2) at any time within 60 days after that occurrence, the 4 1/4% Senior Notes due 2023 or the 5 1/2% Senior Notes due 2025, as applicable, are rated below investment grade by both rating agencies that rate such notes, Wynn Resorts is required to make an offer to each applicable holder to repurchase all or any part of such holder's notes at a purchase price equal to 101% of the aggregate principal amount thereof plus accrued and unpaid interest on the notes purchased, if any, to the date of repurchase (unless the notes have been previously called for redemption).

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

On each of February 14, 2013 and February 13, 2014, Wynn Resorts issued a check to Aruze in the amount of $38.7 million, representing the interest payments due on the Redemption Note at those times. However, those checks were not cashed. In February 2014, the Okada Parties advised of their intent to deposit any checks for interest and principal, past and future, due under the terms of the Redemption Note to the clerk of the court for deposit into the clerk's trust account. On March 17, 2014, the parties stipulated that the checks be returned to Wynn Resorts for reissue in the same amounts, payable to the clerk of the court for deposit into the clerk's trust account. Pursuant to the stipulation, on March 20, 2014, Wynn Resorts delivered to the clerk of the court the reissued checks that were deposited into the clerk's trust account and filed a notice with the court with respect to the same. On each of February 13, 2015, February 12, 2016, and February 13, 2017, Wynn Resorts issued a check for the interest payment due at those times to the clerk of the court for deposit into the clerk's trust account.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

In June 2016, Wynn Resorts filed a motion to disqualify one of Ms. Wynn's law firms and sought an injunction related to Ms. Wynn providing her attorneys with confidential and privileged information that belongs to Wynn Resorts. On June 23, 2016, the court stayed discovery as to both Ms. Wynn and the Okada Parties, pending an evidentiary disqualification hearing currently scheduled for March 2017.  On January 23, 2017, the court issued a temporary restraining order that halted such law firm’s participation in the case, with the sole exception of contesting their disqualification.  The court has indicated a preliminary schedule that would have the trial begin in February 2018.

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

WYNN LAS VEGAS, LLC AND SUBSIDIARIES
(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Macau Action:

On July 3, 2015, Wynn Macau, Limited announced that the Okada Parties filed a complaint in the Court of First Instance of Macau ("Macau Court") against Wynn Macau SA and certain individuals who are or were directors of Wynn Macau SA and or Wynn Macau, Limited (collectively, the "Wynn Macau Parties").  The principal allegations in the lawsuit are that the redemption of the Okada Parties' shares in Wynn Resorts was improper and undervalued, that the previously disclosed payment by Wynn Macau SA to an unrelated third party in consideration of relinquishment by that party of certain rights in and to any future development on the land in Cotai where Wynn Palace is located was unlawful and that the previously disclosed donation by Wynn Resorts to the University of Macau Development Foundation was unlawful.  The plaintiffs seek dissolution of Wynn Macau SA and compensatory damages. The Macau Court has served the complaint on the defendants and the Wynn Macau Parties filed their response on May 17, 2016.

Wynn Resorts believes these actions commenced by the Okada Parties discussed above are without merit and will vigorously defend the Wynn Macau Parties against them.  Management has determined that based on proceedings to date, it is currently unable to determine the probability of the outcome of these actions or the range of reasonably possible loss, if any.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Note 9 - Member's Equity

On December 28, 2016, Wynn Resorts formed a joint venture (the "Retail Joint Venture") with Crown Acquisitions Inc. ("Crown") to own and operate approximately 88,000 square feet of existing retail space at Wynn Las Vegas. In connection with the transaction, the Company distributed $59.7 million in net assets associated with its retail operations to Wynn Resorts. These retail net assets include building and improvements, retail inventory for stores operated by the Company and other related assets and liabilities. The Company transferred all interests as lessor in third-party retail store leases to the Retail Joint Venture as part of the transaction and the majority of the retail stores previously operated by the Company are now operated under a master lease agreement between Wynn Retail, as lessee, and the Retail Joint Venture, as lessor (the "Master Lease"). As a result of the transaction, the Company's financial results will no longer reflect the retail operations associated with the distributed retail net assets. The income before income taxes from the retail operations was $27.4 million during the year ended December 31, 2016.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES
(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Also in December 2016, Wynn Resorts entered into an agreement with Crown to form a joint venture that will own and operate approximately 73,000 square feet of additional retail space that is currently under construction at Wynn Las Vegas. The Company expects to transfer certain assets and liabilities associated with the additional retail space to Wynn Resorts prior to opening for business in the first quarter of 2018. As of December 31, 2016, the Company has $19.5 million in construction progress associated with the additional retail space under construction.

In connection with the Retail Joint Venture, Wynn Las Vegas, LLC agreed to guarantee the full and timely payment of all amounts due by Wynn Retail to the Retail Joint Venture under the Master Lease, not to exceed $75 million, and expenses relating to the enforcement of lessor's rights.

During the year ended December 31, 2015, the Company distributed cash of $170.0 million to Wynn Resorts.

During the year ended December 31, 2014, the Company distributed cash of $74.9 million and its equity interest of $3.6 million in Las Vegas Jet, LLC, a wholly owned subsidiary, to Wynn Resorts.

Note 10 - Quarterly Financial Information (Unaudited)

The following tables presents selected quarterly financial information for 2016 and 2015, as previously reported (in thousands):

	Year Ended December 31, 2016
	First	Second	Third	Fourth	Year
Net revenues	$389,435	$419,049	$427,103	$380,932	$1,616,519
Operating income	45,012	46,361	46,960	39,960	178,293
Net income (loss)	2,024	3,346	4,037	(2,678)	6,729

	Year Ended December 31, 2015
	First	Second	Third	Fourth	Year
Net revenues	$387,030	$423,436	$411,160	$391,205	$1,612,831
Operating income	47,600	58,502	52,692	60,072	218,866
Net income (loss)	(118,988)	9,542	4,989	18,835	(85,622)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a)     Disclosure Controls and Procedures. The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2016, the Company's disclosure controls and procedures are effective, at the reasonable assurance level, in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely discussions regarding required disclosure.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) ("COSO") in Internal Control-Integrated Framework.

Based on our assessment, management believes that, as of December 31, 2016, the Company's internal control over financial reporting was effective.

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

Item 14. Principal Accountant Fees and Services

The following table shows the fees paid or accrued by us for audit and other services provided by our auditors, Ernst & Young LLP, during each of the years ended December 31, 2016 and 2015:

	Aggregate Fees
Category	2016	2015
Audit fees	$500,000	$476,000
Audit-related fees	$—	$—
Tax fees	$81,000	$71,000
All other fees	$—	$—

"Audit fees" includes the aggregate fees billed by our principal auditors for professional services rendered for the audit of our consolidated financial statements for the years ended December 31, 2016 and 2015. "Audit fees" also includes amounts billed for services provided in connection with debt offerings in 2015. "Tax fees" include amounts billed for domestic tax planning.

All of the principal accounting fees and services were pre-approved by the Audit Committee in 2016 and 2015. The Audit Committee pre-approves services either by: (1) approving a request from management to engage our principal auditors for a specific project at a specific fee or rate or (2) pre-approving certain types of services that would comprise the fees within each of the above categories at our principal auditor's usual and customary rates.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)1. The following consolidated financial statements of the Company are filed as part of this report under Item 8—"Financial Statements and Supplementary Data."

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of December 31, 2016 and 2015

•	Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2016, 2015 and 2014

•	Consolidated Statements of Member's Deficit for the years ended December 31, 2016, 2015 and 2014

•	Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014

•	Notes to Consolidated Financial Statements

(a)2. Financial Statement Schedule filed in Part IV of this report:

•	Schedule II—Valuation and Qualifying Accounts

We have omitted all other financial statement schedules because they are not required or are not applicable, or the required information is shown in the consolidated financial statements or notes to the consolidated financial statements.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

Description	January 1, 2016	Provisions for Doubtful Accounts	Write-offs, Net of Recoveries	December 31, 2016
Allowance for doubtful accounts	$38,669	7,097	(16,206)	$29,560
Description	January 1, 2015	Provisions for Doubtful Accounts	Write-offs, Net of Recoveries	December 31, 2015
Allowance for doubtful accounts	$54,728	2,937	(18,996)	$38,669
Description	January 1, 2014	Provisions for Doubtful Accounts	Write-offs, Net of Recoveries	December 31, 2014
Allowance for doubtful accounts	$52,854	7,094	(5,220)	$54,728

(a)3. Exhibits
Exhibits that are not filed herewith have been previously filed with the SEC and are incorporated herein by reference.
EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Description	Form	Filing Date

3.1	Fourth Restated Articles of Organization of Wynn Las Vegas, LLC.	8-K	9/3/2015
3.2	Third Amended and Restated Operating Agreement of Wynn Las Vegas, LLC.	8-K	9/3/2015
3.3	Certificate of Second Amended and Restated Articles of Incorporation of Wynn Las Vegas Capital Corp.	10-K	2/29/2016
3.4	First Amended and Restated Bylaws of Wynn Las Vegas Capital Corp.	S-4	4/13/2005
3.5	First Amendment to the First Amended and Restated Bylaws of Wynn Las Vegas Capital Corp.	S-4	4/13/2005
3.6	Second Amendment to the First Amended and Restated Bylaws of Wynn Las Vegas Capital Corp.	S-4	4/13/2005
3.7	Certificate of Second Amended and Restated Articles of Organization of Kevyn, LLC.	10-K	2/27/2015
3.8	Third Amended and Restated Operating Agreement of Kevyn, LLC.	10-K	2/22/2008
3.9	Certificate of Amended and Restated Articles of Organization of Wynn Sunrise, LLC.	10-K	2/27/2015
3.10	First Amended and Restated Operating Agreement of Wynn Sunrise, LLC.	S-4	4/13/2005
3.11	Certificate of Third Amended and Restated Articles of Organization of World Travel, LLC.	10-K	2/27/2015
3.12	Second Amended and Restated Operating Agreement of World Travel, LLC.	S-4	4/13/2005
3.13	Certificate of Second Amended and Restated Articles of Organization of Wynn Show Performers, LLC.	10-K	2/27/2015
3.14	First Amended and Restated Operating Agreement of Wynn Show Performers, LLC.	S-4	4/13/2005
4.1	Indenture, dated as of March 12, 2012, by and among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., the Guarantors named therein and U.S. Bank National Association, as trustee.	8-K	3/13/2012
4.2	Indenture, dated as of May 22, 2013, by and among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., the Guarantors named therein and the U.S. Bank National Association, as trustee.	8-K	5/22/2013
4.3	Indenture, dated as of February 18, 2015, by and among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., the Guarantors named therein and U.S. Bank National Association, as trustee.	8-K	2/18/2015
4.4
Supplemental Indenture, dated as of February 18, 2015, to Indenture, dated as of March 12, 2012, by and among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., the Guarantors named therein and U.S. Bank National Association, as trustee.
		10-K	2/27/2015
4.5
Supplemental Indenture, dated as of February 18, 2015, to Indenture, dated as of May 22, 2013, by and among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., the Guarantors named therein and U.S. Bank National Association, as trustee.
		10-K	2/27/2015
10.1
Amended and Restated Master Disbursement Agreement, dated as of October 25, 2007, by and among Wynn Las Vegas, LLC, Deutsche Bank Trust Company Americas, as the initial Bank Agent, and Deutsche Bank Trust Company Americas, as the initial disbursement agent.
		8-K	10/31/2007
10.2
First Amendment to Amended and Restated Master Disbursement Agreement, dated as of October 31, 2007, by and among Wynn Las Vegas, LLC, Deutsche Bank Trust Company Americas, as the initial Bank Agent, and Deutsche Bank Trust Company Americas, as the initial disbursement agent.
		8-K	11/1/2007
10.3
Second Amendment to Amended and Restated Master Disbursement Agreement, dated as of November 6, 2007, by and among Wynn Las Vegas, LLC, Deutsche Bank Trust Company Americas, as the Bank Agent, and Deutsche Bank Trust Company Americas, as the disbursement agent.
		8-K	11/13/2007

10.4
Third Amendment to Amended and Restated Master Disbursement Agreement, dated as of October 19, 2009, by and among Wynn Las Vegas, LLC, Deutsche Bank Trust Company Americas, as the Bank Agent, and Deutsche Bank Trust Company Americas, as the disbursement agent.
		8-K	10/20/2009
10.5
Fourth Amendment to Amended and Restated Master Disbursement Agreement, dated as of April 28, 2010, by and among Wynn Las Vegas, LLC, Deutsche Bank Trust Company Americas, as the Bank Agent, and Deutsche Bank Trust Company Americas, as the disbursement agent.
		8-K	4/28/2010
10.6
Fifth Amendment to Amended and Restated Master Disbursement Agreement, dated as of August 4, 2010, by and among Wynn Las Vegas, LLC, Deutsche Bank Trust Company Americas, as the Bank Agent, and Deutsche Bank Trust Company Americas, as the disbursement agent.
		10-K	3/1/2013
10.7
Sixth Amendment to Amended and Restated Master Disbursement Agreement, dated as of March 12, 2012, by and among Wynn Las Vegas, LLC, Deutsche Bank Trust Company Americas, as the Bank Agent, and Deutsche Bank Trust Company Americas, as the disbursement agent.
		8-K	3/13/2012
10.8	Sixth Amended and Restated Art Rental and Licensing Agreement, dated as of July 1, 2012, between Stephen A. Wynn, as lessor, and Wynn Las Vegas, LLC, as lessee.	10-Q	11/9/2012
10.9	Management Fee and Corporate Allocation Agreement, dated as of February 26, 2015, by and among Wynn Las Vegas, LLC and Wynn Resorts, Limited.	10-K	2/27/2015
10.10	Intellectual Property License Agreement, dated as of December 14, 2004, by and among Wynn Resorts Holdings, LLC, Wynn Resorts, Limited and Wynn Las Vegas, LLC.	10-K	5/15/2005
10.11	2015 Intellectual Property License Agreement, dated as of February 26, 2015, by and among Wynn Resorts Holdings, LLC, Wynn Resorts, Limited and Wynn Las Vegas, LLC.	10-Q	5/8/2015
10.12	2013 Second Amended and Restated Agreement of Lease, dated as of November 7, 2013, by and between Wynn Las Vegas, LLC and Stephen A. Wynn.	8-K	11/14/2013
10.13	First Amendment to 2013 Second Amended and Restated Agreement of Lease, dated as of February 25, 2015, by and between Wynn Las Vegas, LLC and Stephen A. Wynn.	10-K	2/27/2015
10.14	Third Amended and Restated Agreement of Lease, dated as of December 1, 2016, by and between Wynn Las Vegas, LLC and Stephen A. Wynn.	10-K	*
10.15
Registration Rights Agreement, dated as of March 12, 2012, by and among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., Wynn Show Performers, LLC, Wynn Golf, LLC, Las Vegas Jet, LLC, World Travel, LLC, Wynn Sunrise, LLC, Kevyn, LLC, Deutsche Bank Securities Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities LLC.
		8-K	3/13/2012
10.16
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
		10-K	2/27/2015
10.17
First Amendment to Credit Agreement, dated as of November 5, 2015, by and among Wynn America, LLC, as borrower, the Guarantors listed therein, Deutsche Bank AG New York Branch, as administrative agent on behalf of the several banks and other financial institutions or entities from time to time party to Wynn America, LLC's Credit Agreement, dated as of November 20, 2014.
		10-K	2/29/2016
10.18
Second Amendment to Credit Agreement, dated as of December 21, 2015, by and among Wynn America, LLC, as borrower, the Guarantors listed therein, Deutsche Bank AG New York Branch, as administrative agent on behalf of the several banks and other financial institutions or entities from time to time party to Wynn America, LLC's Credit Agreement, dated as of November 20, 2014.
		10-K	2/29/2016
10.19
Third Amendment to Credit Agreement, dated as of June 21, 2016, by and among Wynn America, LLC, as borrower, the Guarantors named therein, Deutsche Bank AG New York Branch, as administrative agent on behalf of the several banks and other financial institutions or entities from time to time party to Wynn America, LLC's Credit Agreement, dated as of November 20, 2014.
		10-Q	8/9/2016

10.20
Fourth Amendment to Credit Agreement, dated as of July 1, 2016, by and among Wynn America, LLC, as borrower, the Guarantors named therein, Deutsche Bank AG New York Branch, as administrative agent on behalf of the several banks and other financial institutions or entities from time to time party to Wynn America, LLC's Credit Agreement, dated as of November 20, 2014.
		10-Q	8/9/2016
10.21	Completion Guaranty, dated as of November 20, 2014, by and among Wynn Resorts, Limited, and Deutsche Bank AG New York Branch, as administrative agent.	10-K	2/27/2015
10.22
Security Agreement, dated as of November 20, 2014, by and among Wynn America, LLC, Wynn Las Vegas Holdings, LLC, Everett Property, LLC and Wynn MA, LLC, as pledgors, and Deutsche Bank AG New York Branch, as collateral agent.
		10-K	2/27/2015
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-K	*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-K	*
32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350.	10-K	*
101
The following financial information from the Company's Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on February 28, 2017 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets as of December 31, 2016 and 2015, (ii) the Consolidated Statements of Comprehensive Loss for the years ended December 31, 2016, 2015 and 2014, (iii) the Consolidated Statements of Member's Deficit as of December 31, 2016, 2015 and 2014, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014, and (iv) Notes to Consolidated Financial Statements.
		10-K	*

* Filed herein

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 24, 2017	WYNN LAS VEGAS, LLC

	By	/s/ Maurice Wooden
Maurice Wooden
President
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Stephen A. Wynn	Chairman of the Board	February 24, 2017
Stephen A. Wynn

/s/ John J. Hagenbuch	Director	February 24, 2017
John J. Hagenbuch

/s/ Dr. Ray R. Irani	Director	February 24, 2017
Dr. Ray R. Irani

/s/ Jay L. Johnson	Director	February 24, 2017
Jay L. Johnson

/s/ Robert J. Miller	Director	February 24, 2017
Robert J. Miller

/s/ Patricia Mulroy	Director	February 24, 2017
Patricia Mulroy

/s/ Clark T. Randt, Jr.	Director	February 24, 2017
Clark T. Randt, Jr.

/s/ Alvin V. Shoemaker	Director	February 24, 2017
Alvin V. Shoemaker

/s/ J. Edward Virtue	Director	February 24, 2017
J. Edward Virtue

/s/ D. Boone Wayson	Director	February 24, 2017
D. Boone Wayson

/s/ Maurice Wooden	President (Principal Executive Officer)	February 24, 2017
Maurice Wooden

/s/ Dean Lawrence	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 24, 2017
Dean Lawrence