Form 10-Q
period 2017-03-31
WYNN LAS VEGAS LLC
filed 2017-05-04
CIK 1180638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No   ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐ No  ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Wynn Las Vegas Holdings, LLC owns all of the membership interests of the Registrant as of May 4, 2017.

The Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES
FORM 10-Q

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
WYNN LAS VEGAS, LLC AND SUBSIDIARIES
(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31, 2017	December 31, 2016
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$239,178	$225,686
Receivables, net	95,839	112,558
Inventories	22,294	23,938
Prepaid expenses and other	37,557	31,556
Total current assets	394,868	393,738
Property and equipment, net	2,686,354	2,699,996
Intangible assets, net	1,387	1,387
Other assets	34,509	35,116
Total assets	$3,117,118	$3,130,237
LIABILITIES AND MEMBER'S DEFICIT
Current liabilities:
Accounts payable	$42,192	$41,329
Customer deposits	91,550	95,259
Gaming taxes payable	10,161	11,121
Accrued compensation and benefits	54,435	61,822
Accrued interest	17,408	48,939
Other accrued liabilities	27,962	25,512
Due to affiliates, net	22,301	19,004
Total current liabilities	266,009	302,986
Long-term debt	3,169,853	3,168,959
Other long-term liabilities	4,625	2,253
Total liabilities	3,440,487	3,474,198
Commitments and contingencies (Note 8)
Member's deficit	(323,369)	(343,961)
Total liabilities and member's deficit	$3,117,118	$3,130,237

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES
(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2017	2016
Operating revenues:
Casino	$166,327	$160,960
Rooms	114,963	105,139
Food and beverage	117,432	110,927
Entertainment, retail and other	36,353	55,225
Gross revenues	435,075	432,251
Less: promotional allowances	(38,855)	(42,816)
Net revenues	396,220	389,435
Operating expenses:
Casino	71,193	74,521
Rooms	39,161	36,521
Food and beverage	78,061	74,433
Entertainment, retail and other	22,072	33,577
General and administrative	63,044	61,737
Provision for doubtful accounts	391	5,254
Management and license fees	12,470	12,325
Pre-opening	239	706
Depreciation and amortization	46,353	45,194
Property charges and other	1,727	155
Total operating expenses	334,711	344,423
Operating income	61,509	45,012
Other income (expense):
Interest income	342	—
Interest expense, net of amounts capitalized	(42,706)	(43,004)
Equity in income from unconsolidated affiliates	—	16
Other income (expense), net	(42,364)	(42,988)
Net income	19,145	2,024
Other comprehensive income	—	—
Total comprehensive income	$19,145	$2,024

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES
(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net income	$19,145	$2,024
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	46,353	45,194
Stock-based compensation expense	471	778
Amortization of deferred financing costs	894	847
Provision for doubtful accounts	391	5,254
Property charges and other	1,155	117
Increase (decrease) in cash from changes in:
Receivables, net	16,328	2,079
Inventories and prepaid expenses and other	(4,152)	(4,981)
Accounts payable and accrued expenses	(37,816)	(34,971)
Due to affiliates, net	3,021	5,622
Net cash provided by operating activities	45,790	21,963
Cash flows from investing activities:
Capital expenditures, net of construction payables and retention	(32,110)	(23,379)
Return of investment in unconsolidated affiliates	—	727
Purchase of other assets	(464)	(1,132)
Due to affiliates, net	276	(1,749)
Proceeds from sale of assets	—	447
Net cash used in investing activities	(32,298)	(25,086)
Cash and cash equivalents:
Increase (decrease) in cash and cash equivalents	13,492	(3,123)
Balance, beginning of period	225,686	77,062
Balance, end of period	$239,178	$73,939

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES
(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1 - Organization and Basis of Presentation

Organization

Wynn Las Vegas, LLC, a Nevada limited liability company, was organized primarily to construct and operate Wynn Las Vegas and Encore, an integrated destination casino resort on the "Strip" in Las Vegas, Nevada. Unless the context otherwise requires, all references herein to the "Company" refer to Wynn Las Vegas, LLC and its consolidated subsidiaries.

The Company is a direct wholly owned subsidiary of Wynn Las Vegas Holdings, LLC ("WLVH"). WLVH is a direct wholly owned subsidiary of Wynn America, LLC ("Wynn America"). Wynn America is a direct wholly owned subsidiary of Wynn Resorts Holdings, LLC ("Holdings"). Holdings is a direct wholly owned subsidiary of Wynn Resorts, Limited ("Wynn Resorts").

Wynn Las Vegas Capital Corp. ("Capital Corp.") is a wholly owned subsidiary of Wynn Las Vegas, LLC organized solely for the purpose of obtaining financing for Wynn Las Vegas. Capital Corp. is authorized to issue 2,000 shares of common stock, par value $0.01. As of March 31, 2017, the Company owned the one share that was issued and outstanding. Capital Corp. has no significant net assets nor any operating activity. Its sole function is to serve as the co-issuer of the first mortgage and senior notes. Wynn Las Vegas, LLC and Capital Corp. together are hereinafter referred to as the "Issuers."

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles ("GAAP") have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results for the interim periods have been made. The results for the three months ended March 31, 2017 are not necessarily indicative of results to be expected for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.

Note 2 - Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. In April 2016, the Company dissolved its 50%-owned joint venture operating the Ferrari and Maserati automobile dealership inside Wynn Las Vegas, which was closed in October 2015 and was accounted for under the equity method. All intercompany accounts and transactions have been eliminated.

Cash and Cash Equivalents

Cash and cash equivalents are comprised of highly liquid investments with original maturities of three months or less. Cash equivalents are carried at cost, which approximates fair value.

Accounts Receivable and Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of casino accounts receivable. The Company issues credit in the form of "markers" to approved casino customers following investigations of creditworthiness. As of March 31, 2017 and December 31, 2016, approximately 75.5% and 80.3%, respectively, of the Company's markers were due from customers residing outside the United States, primarily in Asia. Business or economic conditions or other significant events in these countries could affect the collectability of such receivables.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES
(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Accounts receivable, including casino and hotel receivables, are typically non-interest bearing and are initially recorded at cost. An estimated allowance for doubtful accounts is maintained to reduce the Company's receivables to their carrying amount, which approximates fair value. The allowance estimate reflects the specific review of customer accounts as well as management's experience with historical and current collection trends and current economic and business conditions. Accounts are written off when management deems them to be uncollectible. Recoveries of accounts previously written off are recorded when received.

Revenue Recognition and Promotional Allowances

The Company recognizes revenues at the time persuasive evidence of an arrangement exists, the service is provided or the retail goods are sold, prices are fixed or determinable and collection is reasonably assured.

Casino revenues are measured by the aggregate net difference between gaming wins and losses. Cash discounts, other cash incentives and points earned by customers from the Company's loyalty programs are recorded as a reduction to casino revenues. Rooms, food and beverage, entertainment and other operating revenues are recognized when services are performed or events are held. Advance deposits on rooms and advance ticket sales are recorded as customer deposits until services are provided to the customer.

The retail value of rooms, food and beverage, entertainment and other services provided to guests without charge is included in gross revenues and are then deducted as promotional allowances. The estimated retail value of providing such promotional allowances are as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Rooms	$16,920	$18,361
Food and beverage	18,273	19,532
Entertainment, retail and other	3,662	4,923
	$38,855	$42,816

The estimated cost of providing such promotional allowances, which is included primarily in casino expenses, is as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Rooms	$7,039	$7,840
Food and beverage	14,491	15,762
Entertainment, retail and other	2,336	3,202
	$23,866	$26,804

Gaming Taxes

The Company is subject to taxes based on gross gaming revenues in the jurisdiction in which it operates, subject to applicable jurisdictional adjustments, which taxes are recorded as casino expenses in the accompanying Condensed Consolidated Statements of Comprehensive Income. These taxes totaled $12.2 million and $11.1 million for the three months ended March 31, 2017 and 2016, respectively.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES
(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Stock-Based Compensation

The Company accounts for stock-based compensation related to equity shares of Wynn Resorts granted to its employees in accordance with accounting standards, which require the compensation cost relating to share-based payment transactions be recognized in the Company's Condensed Consolidated Statements of Comprehensive Income. The cost is measured at the grant date, based on the estimated fair value of the award using the Black-Scholes option pricing model for stock options, and based on the closing share price of Wynn Resorts' stock on the grant date for unvested share awards. The cost is recognized as an expense on a straight-line basis over the employee's requisite service period (the vesting period of the award). For the three months ended March 31, 2017 and 2016, the Company recorded $0.5 million and $0.8 million of stock-based compensation costs, respectively.

Recently Issued and Adopted Accounting Standards

In August 2016, the Financial Accounting Standards Board ("FASB") issued an accounting standards update that clarifies the classification of certain cash receipts and cash payments on the statement of cash flows. In particular, the new guidance clarifies the classification related to several types of cash flows, including items such as debt extinguishment costs and distributions received from equity method investees. The new guidance also provides a three-step approach for classifying cash receipts and payments that have aspects of more than one class of cash flows. This guidance is effective for financial statements with fiscal years beginning after December 15, 2017, and interim periods within those fiscal periods and early adoption is permitted. The Company is currently assessing the impact the adoption of this standard will have on its consolidated financial statements.

In March 2016, the FASB issued an accounting standards update that involves several aspects of the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Under the new guidance (i) income tax benefits and deficiencies are to be recognized as income tax expense or benefit in the income statement and the tax effects of exercised or vested awards will be treated as discrete items in the reporting period in which they occur, (ii) an entity should recognize excess tax benefits regardless of whether the benefit reduces taxes payable in the current period, and (iii) excess tax benefits should be classified along with other income tax cash flows as an operating activity. The Company adopted this guidance on January 1, 2017. Under the new guidance, the Company elected an accounting policy change to account for forfeitures when they occur. The adoption of this new guidance did not have a material effect on the Company's condensed consolidated financial statements.

In February 2016, the FASB issued an accounting standards update that changes the accounting for leases and requires expanded disclosures about leasing activities. Under the new guidance, lessees will be required to recognize a right-of-use asset and lease liability, measured on a discounted basis, at the commencement date for all leases with terms greater than 12 months. Lessor accounting will remain largely unchanged, other than certain targeted improvements intended to align lessor accounting with the lessee accounting model and with the updated revenue recognition guidance issued in 2014. Lessees and lessors are required to apply a modified retrospective transition approach for leases existing at the beginning of the earliest comparative period presented in the adoption-period financial statements. This guidance is effective for financial statements with fiscal years beginning after December 15, 2018, including interim periods within those fiscal years and early adoption is permitted. The Company is currently assessing the impact the adoption of this standard will have on its consolidated financial statements.

In May 2014, the FASB issued an accounting standards update that amends the FASB Accounting Standards Codification and creates a new topic for Revenue from Contracts with Customers. The new guidance is expected to clarify the principles for revenue recognition and to develop a common revenue standard for GAAP applicable to revenue transactions. This guidance provides that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. This guidance also provides substantial revision of interim and annual disclosures. The update allows for either full retrospective adoption, meaning the guidance is applied for all periods presented, or modified retrospective adoption, meaning the guidance is applied only to the most current period presented in the financial statements with the cumulative effect of initially applying the guidance recognized at the date of initial application. In August 2015, the FASB issued an accounting standards update that defers the effective date of the new revenue recognition accounting guidance by one year, to annual and interim periods beginning after December 15, 2017. Early adoption is permitted for annual and interim periods beginning after December 15, 2016. The Company will adopt this standard effective January 1, 2018. The Company is currently assessing the impact the adoption of this standard will have on its consolidated financial statements. The Company expects the goods and services

WYNN LAS VEGAS, LLC AND SUBSIDIARIES
(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

provided to customers without charge currently included in both gross revenues and promotional allowances in the accompanying Condensed Consolidated Statements of Comprehensive Income will be presented on a net basis.

Note 3 - Retail Joint Venture

In December 2016, Wynn Resorts formed a joint venture (the "Retail Joint Venture") with Crown Acquisitions Inc. ("Crown") to own and operate approximately 88,000 square feet of existing retail space at Wynn Las Vegas. In connection with the transaction, the Company distributed $59.7 million of net assets associated with its retail operations to Wynn Resorts. These retail net assets include building and improvements, retail inventory for stores operated by the Company and other related assets and liabilities. The Company also transferred all its interests as lessor in third-party retail store leases to the Retail Joint Venture as part of the transaction and the majority of the retail stores previously operated by the Company are now operated under a master lease agreement between Wynn Retail, LLC ("Wynn Retail"), a wholly owned subsidiary of Wynn Resorts, as lessee, and the Retail Joint Venture, as lessor (the "Master Lease"). As a result of the transaction, the Company's financial results no longer reflect the retail operations associated with the distributed retail net assets.

In connection with the Retail Joint Venture, the Company agreed to guarantee the full and timely payment of all amounts due by Wynn Retail to the Retail Joint Venture under the Master Lease, not to exceed $75 million, and expenses relating to the enforcement of lessor's rights.

Also in December 2016, Wynn Resorts entered into an agreement with Crown to form a joint venture that will own and operate approximately 73,000 square feet of additional retail space that is currently under construction at Wynn Las Vegas. On April 3, 2017, the Company distributed $38.8 million of net assets associated with the additional retail space to Wynn Resorts. These retail net assets primarily included land, construction in progress and other related assets and liabilities. The Company expects the opening of the additional retail space to be in the first quarter of 2018.

Note 4 - Receivables, net

Receivables, net consisted of the following (in thousands):

	March 31, 2017	December 31, 2016
Casino	$89,545	$107,519
Hotel	20,892	17,989
Other	14,013	16,610
	124,450	142,118
Less: allowance for doubtful accounts	(28,611)	(29,560)
	$95,839	$112,558

Note 5 - Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	March 31, 2017	December 31, 2016
Land and improvements	$627,942	$627,942
Buildings and improvements	2,599,352	2,596,743
Furniture, fixtures and equipment	1,427,455	1,418,814
Construction in progress	50,593	33,229
	4,705,342	4,676,728
Less: accumulated depreciation	(2,018,988)	(1,976,732)
	$2,686,354	$2,699,996

WYNN LAS VEGAS, LLC AND SUBSIDIARIES
(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 6 - Long-Term Debt

Long-term debt consisted of the following (in thousands):

	March 31, 2017	December 31, 2016
5 3/8% First Mortgage Notes, due March 15, 2022, net of debt issuance costs of $6,429 as of March 31, 2017 and $6,709 as of December 31, 2016	$893,571	$893,291
4 1/4% Senior Notes, due May 30, 2023, net of debt issuance costs of $2,725 as of March 31, 2017 and $2,819 as of December 31, 2016	497,275	497,181
5 1/2% Senior Notes, due March 1, 2025, net of debt issuance costs of $20,993 as of March 31, 2017 and $21,513 as of December 31, 2016	1,779,007	1,778,487
	3,169,853	3,168,959
Current portion of long-term debt	—	—
	$3,169,853	$3,168,959

Debt Covenant Compliance

Management believes that as of March 31, 2017, the Company was in compliance with all debt covenants.

Fair Value of Long Term Debt

The estimated fair value of the Company's long-term debt as of March 31, 2017 and December 31, 2016 was $3.25 billion and $3.18 billion, respectively, compared to its carrying value, excluding debt issuance costs, of $3.20 billion. The estimated fair value of the Company's long-term debt is based on recent trades, if available, and indicative pricing from market information (Level 2 inputs).

Note 7 - Related Party Transactions

Amounts Due to Affiliates, net

The Company periodically settles net amounts due to affiliates with cash payments. As of March 31, 2017 and December 31, 2016, the Company's net current due to affiliates of $22.3 million and $19.0 million, respectively, were primarily comprised of management fees, license fees and corporate allocations.

Management Fee and Corporate Allocations

Under a corporate support services agreement, Wynn Resorts provides the Company legal, accounting, human resources, information services, real estate, and other corporate support services. The corporate support service allocations have been determined on a basis that Wynn Resorts and the Company consider to be reasonable estimates of the utilization of service provided or the benefit received by the Company. Wynn Resorts maintains corporate offices at Wynn Las Vegas without charge. Under the agreement, the Company pays a management fee of 1.5% of net revenues. For the three months ended March 31, 2017 and 2016, $9.8 million and $9.7 million, respectively, were charged to the Company.

Intellectual Property

Under an agreement with Wynn Resorts and a wholly owned subsidiary of Wynn Resorts, the Company licenses certain intellectual property, including certain trademarks, domain names, copyrights and service marks in connection with a variety of goods and services. In February 2015, the Company entered into a license agreement, which requires payment of fees equal to 1.5% of gross monthly revenues so long as the original license is in effect and not terminated, and 3.0% subsequent to the termination of the original license agreement. For both the three months ended March 31, 2017 and 2016, $6.5 million in license fees were charged to the Company.

WYNN LAS VEGAS, LLC AND SUBSIDIARIES
(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Retail Services Agreement

In December 2016, in connection with the distribution of the majority of the Company's retail net assets, the Company entered into a retail services agreement with Wynn Retail. Under that agreement, the Company provides services to Wynn Retail to support certain retail operations at Wynn Las Vegas and the allocation of costs have been determined on a basis that Wynn Retail and the Company consider to be reasonable estimates of the utilization of services provided by the Company. For the three months ended March 31, 2017, $3.5 million was charged by the Company to Wynn Retail.

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

Based on the Freeh Report, the Board of Directors of Wynn Resorts determined that the Okada Parties are "unsuitable persons" under Article VII of Wynn Resorts' articles of incorporation. The Board of Directors was unanimous (other than Mr. Okada) in its determination. After authorizing the redemption of Aruze's shares, as discussed below, the Board of Directors took certain actions to protect Wynn Resorts and its operations from any influence of an unsuitable person, including placing limitations on the provision of certain operating information to unsuitable persons and formation of an Executive Committee of the Board to manage the business and affairs of Wynn Resorts during the period between each annual meeting. The Charter of the Executive Committee provides that "Unsuitable Persons" are not permitted to serve on the Committee. All members of the Board, other than Mr. Okada, were appointed to the Executive Committee on February 18, 2012. The Board of Directors also requested that Mr. Okada resign as a director of Wynn Resorts (under Nevada corporation law, a board of directors does not have the power to remove a director) and recommended that Mr. Okada be removed as a member of the Board of Directors of Wynn Macau, Limited. On February 18, 2012, Mr. Okada was removed from the Board of Directors of Capital Corp. On February 24, 2012, Mr. Okada was removed from the Board of Directors of Wynn Macau, Limited and on February 22, 2013, he was removed from the Board of Directors of Wynn Resorts by a stockholder vote in which 99.6% of the over 86 million shares voted were cast in favor of removal. Mr. Okada resigned from the Board of Directors of Wynn Resorts on February 21, 2013. Although Wynn Resorts has retained the structure of the Executive Committee, the Board has resumed its past role in managing the business and affairs of Wynn Resorts.

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

On June 19, 2012, Elaine Wynn asserted a cross claim against Mr. Wynn and Aruze seeking a declaration that (1) any and all of Elaine Wynn's duties under the Stockholders Agreement shall be discharged; (2) the Stockholders Agreement is subject to rescission and is rescinded; (3) the Stockholders Agreement is an unreasonable restraint on alienation in violation of public policy; and/or (4) the restrictions on sale of shares shall be construed as inapplicable to Elaine Wynn. On March 28, 2016, Elaine Wynn filed an amended cross claim which added Wynn Resorts and Wynn Resorts' General Counsel (together with Mr. Wynn, the "Wynn Cross Defendants") as cross defendants. The amended cross claim substantially repeats its earlier allegations and further alleges that Mr. Wynn engaged in acts of misconduct that, with the Wynn Cross Defendants, resulted in Mr. Wynn allegedly breaching the Stockholders Agreement and violating alleged duties under the Stockholders Agreement by preventing Elaine Wynn from being nominated and elected to serve as one of Wynn Resorts' directors.  In addition to continuing to seek

WYNN LAS VEGAS, LLC AND SUBSIDIARIES
(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

the declarations asserted under the original cross claim, the amended cross claim seeks an order compelling Mr. Wynn to comply with the Stockholders Agreement by assuring the nomination and election of Elaine Wynn to the Board of Directors and seeks unspecified monetary damages from Mr. Wynn and the Wynn Cross Defendants. The Wynn Cross Defendants filed motions to dismiss and a motion to sever in April 2016 and will vigorously defend against the claims asserted against them.  On May 5, 2016, the court granted Wynn Resorts' and Wynn Resorts' General Counsel's motions to dismiss and denied Mr. Wynn's motion to dismiss. On May 26, 2016, the court denied the Wynn Cross Defendants' motion to sever. Mr. Wynn is continuing to oppose Elaine Wynn's cross claim. On May 1, 2017, the court granted Elaine Wynn leave to file an amended cross claim against the Wynn Cross Defendants which substantially repeats the allegations contained in the previous version of Ms. Wynn’s cross claim, which the court dismissed against Wynn Resorts and Wynn Resorts' General Counsel on May 5, 2016. Upon filing by Elaine Wynn, the Wynn Cross Defendants intend to once again move the court to dismiss Elaine Wynn’s cross claims and vigorously defend against the claims asserted against them.

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

In June 2016, Wynn Resorts filed a motion to disqualify Quinn Emanuel Urquhart & Sullivan, LLP ("QE"), one of Ms. Wynn's law firms, and sought an injunction related to Ms. Wynn providing her attorneys with confidential and privileged information that belongs to Wynn Resorts. On June 23, 2016, the court stayed discovery as to both Ms. Wynn and the Okada Parties, pending an evidentiary disqualification hearing. On January 23, 2017, the court issued a temporary restraining order that halted QE's participation in the case, with the sole exception of contesting the firm's disqualification. QE withdrew as counsel for Ms. Wynn on March 9, 2017, and Ms. Wynn retained new counsel prior to the start of the evidentiary hearing, which began on March 13, 2017. On March 17, 2017, the evidentiary hearing was vacated because Ms. Wynn and QE stipulated to a permanent injunction requiring the destruction or return of all Wynn Resorts information. On March 27, 2017, the stay was lifted.

The litigation is currently in the discovery phase and trial is scheduled to begin on April 16, 2018. Wynn Resorts will continue to vigorously pursue its claims against the Okada Parties, and Wynn Resorts and the Wynn Parties will continue to vigorously defend against the counterclaims asserted against them. Management has determined that based on proceedings to date, it is currently unable to determine the probability of the outcome of this matter or the range of reasonably possible loss, if any. An adverse judgment or settlement involving payment of a material amount could cause a material adverse effect on Wynn Resorts' financial condition.

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

Derivative Claims:

Six derivative actions were commenced against the Company and all members of its Board of Directors: four in the United States District Court, District of Nevada, and two in the Eighth Judicial District Court of Clark County, Nevada.

The four federal actions brought by the plaintiffs (collectively, the “Federal Plaintiffs”) were consolidated.  On February 1, 2013, the federal court dismissed the complaint for failure to plead adequately the futility of a pre-suit demand on the Board. The dismissal was without prejudice to the Federal Plaintiffs' ability to file a motion within 30 days seeking leave to file an amended complaint. On April 9, 2013, the Federal Plaintiffs filed their amended complaint. The Company and the directors filed their motion to dismiss the amended complaint on May 23, 2013. On March 13, 2014, the federal court granted the motion to dismiss and entered judgment in favor of the Company and directors and against the Federal Plaintiffs without prejudice. On April 10, 2014, the Federal Plaintiffs filed a notice of appeal to the United States Court of Appeals for the Ninth Circuit. On July 18, 2016, the Ninth Circuit affirmed the federal court's dismissal.

Two state derivative actions were commenced against Wynn Resorts and all members of its Board of Directors in the Eighth Judicial District Court of Clark County, Nevada. These state court actions brought by the following plaintiffs have been consolidated: (1) IBEW Local 98 Pension Fund and (2) Danny Hinson (collectively, the "State Plaintiffs"). Through a coordination of efforts by all parties, the directors and Wynn Resorts (a nominal defendant) have been served in all of the actions. The State Plaintiffs filed a consolidated complaint on July 20, 2012 asserting claims for (1) breach of fiduciary duty; (2) abuse of control; (3) gross mismanagement; and (4) unjust enrichment. The claims are against Wynn Resorts and all of Wynn Resorts' directors during the applicable period, including Mr. Okada, as well as Wynn Resorts' Chief Financial Officer who signed financial disclosures filed with the SEC during the applicable periods. The State Plaintiffs claim that the individual defendants failed to disclose to Wynn Resorts' stockholders the investigation into, and the dispute with director Okada as well as the alleged potential violations of the FCPA related to, the University of Macau Development Foundation donation. The State Plaintiffs seek unspecified monetary damages (compensatory and punitive), disgorgement, reformation of corporate governance procedures, an order directing Wynn Resorts to internally investigate the donation, as well as attorneys' fees and costs. On October 13, 2012, the court entered the parties' stipulation providing for a stay of the state derivative action for 90 days subject to the parties' obligation to monitor the progress of the pending litigation, discussed above, between Wynn Resorts (among

WYNN LAS VEGAS, LLC AND SUBSIDIARIES
(A WHOLLY OWNED INDIRECT SUBSIDIARY OF WYNN RESORTS, LIMITED)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

others) and Mr. Okada (among others). Per the stipulation, Wynn Resorts and the individual defendants were not required to respond to the consolidated complaint while the stay remained in effect. Following the expiration of the stay, the State Plaintiffs advised Wynn Resorts and the individual defendants that they intended to resume the action by filing an amended complaint, which they did, on April 26, 2013. Wynn Resorts and directors filed their motion to dismiss on June 10, 2013. However, on July 31, 2013, the parties agreed to a stipulation that was submitted to, and approved by the court. The stipulation contemplates a stay of the consolidated state court derivative action of equal duration as the Stay entered by the court in the Redemption Action. On June 18, 2014, the court entered a new stipulation between the parties that provides for further stay of the state derivative action and directs the parties, within 45 days of the conclusion of the latter of the Redemption Action or the federal derivative action, to discuss how the state derivative action should proceed and to file a joint report with the court.

The individual defendants are vigorously defending against the claims pleaded against them. Management has determined that based on proceedings to date, it is currently unable to determine the probability of the outcome of these actions or the range of reasonably possible loss, if any.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q and our consolidated financial statements appearing in our annual report on Form 10-K for the year ended December 31, 2016. Unless the context otherwise requires, all references herein to the "Company," "we," "us," or "our," or similar terms, refer to Wynn Las Vegas, LLC, a Nevada limited liability company and its consolidated subsidiaries. This discussion and analysis contains forward-looking statements. Please refer to the section below entitled "Special Note Regarding Forward-Looking Statements."

Overview

We are a developer, owner and operator of destination casino resorts (integrated resorts). We currently own and operate Wynn Las Vegas, an integrated casino resort on the "Strip" in Las Vegas, Nevada. Wynn Las Vegas is located at the intersection of the Las Vegas Strip and Sands Avenue and occupies approximately 215 acres of land (of which approximately 140 acres constitute the Wynn Las Vegas golf course) fronting the Las Vegas Strip, and utilizes approximately 18 additional acres across Sands Avenue, a portion of which is improved with an employee parking garage, and approximately five acres adjacent to the golf course on which an office building is located. We lease approximately 140 acres where the golf course is located, along with related water rights, from Wynn Resorts.

Wynn Las Vegas features the following as of April 15, 2017:

•
Approximately 189,000 square feet of casino space, offering 24-hour gaming and a full range of games with 238 table games and 1,840 slot machines, private gaming salons, a sky casino, a poker room, and a race and sports book;

•	Two luxury hotel towers with a total of 4,748 guest rooms, suites and villas;

•	33 food and beverage outlets;

•
Approximately 95,000 square feet of high-end, brand-name retail shopping (of which, effective December 2016, approximately 88,000 square feet is owned and operated by a subsidiary of Wynn Resorts, as discussed below);

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

In December 2016, a subsidiary of Wynn Resorts formed a joint venture (the "Retail Joint Venture") with Crown Acquisition Inc. ("Crown") to own and operate approximately 88,000 square feet of existing retail space at Wynn Las Vegas. In connection with the transaction, we distributed $59.7 million of net assets associated with our retail operations to Wynn Resorts. These retail net assets include building and improvements, retail inventory for stores operated by us and other related assets and liabilities. We also transferred all interests as lessor in third-party retail store leases to the Retail Joint Venture as part of the transaction and the majority of the retail stores previously operated by us are now operated under a master lease agreement between Wynn Retail, LLC ("Wynn Retail"), a wholly owned subsidiary of Wynn Resorts, as lessee, and the Retail Joint Venture, as lessor. As a result of the transaction, our financial results no longer reflect the operations associated with the distributed net retail assets.

Also in December 2016, Wynn Resorts entered into an agreement with Crown to form a joint venture that will own and operate approximately 73,000 square feet of additional retail space that is currently under construction at Wynn Las Vegas. On April 3, 2017, the Company distributed $38.8 million of net assets associated with the additional retail space to Wynn Resorts. The Company expects the opening of the additional retail space to be in the first quarter of 2018.

In response to our evaluation of our property and our commitment to creating a unique customer experience, we have made and expect to continue to make enhancements and refinements to Wynn Las Vegas.

Key Operating Measures

Certain key operating measures specific to the gaming industry are included in our discussion of the Company's operational performance for the periods for which Condensed Consolidated Statements of Comprehensive Income are presented. Below are definitions of these key operating measures discussed:

•	Table drop is the amount of cash and net markers issued that are deposited in a gaming table's drop box.

•	Table games win is the amount of drop that is retained and recorded as casino revenues.

•	Slot win is the amount of handle (representing the total amount wagered) that is retained and is recorded as casino revenues.

•
Average daily rate ("ADR") is calculated by dividing total room revenues, including the retail value of promotional allowances (less service charges, if any), by total rooms occupied, including complimentary rooms.

•	Revenue per available room ("REVPAR") is calculated by dividing total room revenues, including the retail value of promotional allowances (less service charges, if any), by total rooms available.

•	Occupancy is calculated by dividing total occupied rooms, including complimentary rooms by the total rooms available.

Results of Operations

Summary first quarter 2017 results

The following table summarizes our consolidated financial results for the periods presented (dollars in thousands):

	Three Months Ended March 31,
	2017	2016	Percent Change
Net revenues	$396,220	$389,435	1.7
Net income	$19,145	$2,024	845.9
Adjusted Property EBITDA	$128,116	$109,024	17.5

During the three months ended March 31, 2017, net income was $19.1 million, compared to $2.0 million for the same period of 2016. Adjusted Property EBITDA increased $19.1 million, for the three months ended March 31, 2017 when compared to the same period of 2016. The increases in net income and Adjusted Property EBITDA were primarily due to improved casino operations, driven by an increase in table games win percentage, and hotel operations with increases in ADR and occupancy.

We offer gaming, hotel accommodations, dining, entertainment, convention services and other amenities at our resort. We currently rely solely upon the operations of Wynn Las Vegas for our operating cash flow. Concentration of our cash flows from Wynn Las Vegas exposes us to certain risks that competitors, whose operations are more diversified, may be better able to control. In addition to the concentration of operations at Wynn Las Vegas, many of our customers are premium gaming customers who wager on credit, thus exposing us to increased credit risk. High-end gaming also increases the potential for variability in our results.

Financial results for the three months ended March 31, 2017 compared to the three months ended March 31, 2016.

Net revenues

Non-casino revenues consist of operating revenues from rooms, food and beverage, entertainment, retail and other, less promotional allowances. The following table presents net revenues from our casino and non-casino revenues (dollars in thousands):

	Three Months Ended March 31,
	2017	2016	Percent Change
Net revenues
Casino revenues	$166,327	$160,960	3.3
Non-casino revenues	229,893	228,475	0.6
	$396,220	$389,435	1.7

Casino revenues were 42.0% of total net revenues for the three months ended March 31, 2017, compared to 41.3% for the same period of 2016, while non-casino revenues were 58.0% of total revenues, compared to 58.7% for the same period of 2016.

Casino revenues

Casino revenues increased 3.3%, or $5.4 million, to $166.3 million for the three months ended March 31, 2017, from $161.0 million for the same period of 2016. The increase was primarily due to an increase in table games win percentage of 2.2 percentage points from 26.3% to 28.5%, partially offset by a 3.5% year-over-year decrease in table drop.

The table below sets forth our casino revenues and associated key operating measures related to our operations (dollars in thousands, except for win per unit per day):

	Three Months Ended March 31,
	2017	2016	Increase/(Decrease)	Percent Change
Total casino revenues	$166,327	$160,960	$5,367	3.3
Average number of table games	236	237	(1)	(0.4)
Table drop	$458,596	$475,162	$(16,566)	(3.5)
Table games win	$130,846	$125,046	$5,800	4.6
Table games win %	28.5%	26.3%	2.2
Table games win per unit per day	$6,149	$5,792	$357	6.2
Average number of slot machines	1,906	1,889	17	0.9
Slot machine handle	$765,914	$717,460	$48,454	6.8
Slot machine win	$49,718	$49,584	$134	0.3
Slot machine win per unit per day	$290	$289	$1	0.3

Non-casino revenues

Non-casino revenues increased 0.6%, or $1.4 million, to $229.9 million for the three months ended March 31, 2017, from $228.5 million for the same period of 2016. The increase was primarily due to increases of 9.3% in room revenues and 5.9% in food and beverage revenues, partially offset by a 34.2% decrease in entertainment, retail and other revenues from the transaction involving the Retail Joint Venture.

Room revenues increased 9.3%, or $9.8 million, to $115.0 million for the three months ended March 31, 2017, from $105.1 million for the same period of 2016. The increase was primarily due to a 5.7% increase in ADR to $315 for the three months ended March 31, 2017, compared to $298 for the same period of 2016 and a 3.8 percentage point increase in occupancy.

The table below sets forth our room revenues and associated key operating measures related to our operations:

	Three Months Ended March 31,
	2017	2016	Percent Change (a)
Total room revenues (dollars in thousands)	$114,963	$105,139	9.3
Occupancy	85.5%	81.7%	3.8
ADR	$315	$298	5.7
REVPAR	$269	$243	10.7
(a) Except occupancy, which is presented as a percentage point change.

Food and beverage revenues increased 5.9%, or $6.5 million, to $117.4 million for the three months ended March 31, 2017, from $110.9 million for the same period of 2016, primarily due to one of our nightclubs being closed for re-branding during the three months ended March 31, 2016.

Entertainment, retail and other revenues decreased 34.2%, or $18.9 million, to $36.4 million for the three months ended March 31, 2017, from $55.2 million for the same period of 2016, primarily due to the transaction involving the Retail Joint Venture resulting in the distribution of the majority of our retail net assets to Wynn Resorts in December 2016.

Promotional allowances decreased 9.3%, or $4.0 million, to $38.9 million for the three months ended March 31, 2017, from $42.8 million for the same period of 2016, primarily as a result of a greater percentage of cash paying guests in our rooms and food and beverage outlets.

Operating expenses

Operating expenses decreased 2.8%, or $9.7 million, to $334.7 million for the three months ended March 31, 2017, from $344.4 million for the same period of 2016, primarily due to a decrease in entertainment, retail and other expenses of $11.5 million.

Casino expenses decreased 4.5%, or $3.3 million, to $71.2 million for the three months ended March 31, 2017, from $74.5 million for the same period of 2016, primarily due to a reduction in the cost of providing complimentaries and other casino expenses.

Room expenses increased 7.2%, or $2.6 million, to $39.2 million for the three months ended March 31, 2017, from $36.5 million for the same period of 2016, primarily due to expenses associated with the increase in occupancy.

Food and beverage expenses increased 4.9%, or $3.6 million, to $78.1 million for the three months ended March 31, 2017, from $74.4 million for the same period of 2016. The increase was commensurate with the 5.9% increase in food and beverage revenues.

Entertainment, retail and other expenses decreased 34.3%, or $11.5 million, to $22.1 million for the three months ended March 31, 2017, from $33.6 million for the same period of 2016, primarily due to the transaction involving the Retail Joint Venture resulting in the distribution of the majority of our retail net assets to Wynn Resorts in December 2016.

General and administrative expenses increased 2.1%, or $1.3 million, to $63.0 million for the three months ended March 31, 2017, from $61.7 million for the same period of 2016, primarily due to increased advertising related expenses.

Provision for doubtful accounts decreased 92.6%, or $4.9 million, to $0.4 million for the three months ended March 31, 2017, from $5.3 million for the same period of 2016. The decrease was primarily due to the impact of historical collection patterns and current collection trends, as well as the specific review of customer accounts, on our estimated allowance for the respective periods.

Non-operating income and expenses

Interest expense was relatively flat with $42.7 million for the three months ended March 31, 2017, compared to $43.0 million for the same period of 2016.

Adjusted Property EBITDA

We use Adjusted Property EBITDA to manage the operating results of our resort. Adjusted Property EBITDA is net income before interest, taxes, depreciation and amortization, pre-opening costs, property charges and other, management and license fees, corporate expenses and other (including intercompany golf course and water rights leases), stock-based compensation, loss on extinguishment of debt, and other non-operating income and expenses and includes equity in income from unconsolidated affiliates. Adjusted Property EBITDA is presented exclusively as a supplemental disclosure because we believe that it is widely used to measure the performance, and as a basis for valuation, of gaming companies. We use Adjusted Property EBITDA as a measure of the operating performance of our resort and comparison with competitors, as well as a basis for determining certain incentive compensation. We also present Adjusted Property EBITDA because it is used by some investors as a way to measure a company's ability to incur and service debt, make capital expenditures and meet working capital requirements. Gaming companies have historically reported EBITDA as a supplement to financial measures in accordance with U.S. generally accepted accounting principles ("GAAP"). In order to view the operations of their casinos on a more stand-alone basis, gaming companies, including us, have historically excluded from their EBITDA calculations pre-opening expenses, property charges, corporate expenses and stock-based compensation that do not relate to the management of specific casino properties. However, Adjusted Property EBITDA should not be considered as an alternative to operating income as an indicator of our performance, as an alternative to cash flows from operating activities as a measure of liquidity, or as an alternative to any other measure determined in accordance with GAAP. Unlike measures of net income, Adjusted Property EBITDA does not include depreciation or interest expense and therefore does not reflect current or future capital expenditures or the cost of capital. We have significant uses of cash flows, including capital expenditures, interest payments, debt principal repayments, taxes and other non-recurring charges, which are not reflected in Adjusted Property EBITDA. Also, our calculation of Adjusted Property EBITDA may be different from the calculation methods used by other companies and, therefore, comparability may be limited.

The following table presents a reconciliation of Adjusted Property EBITDA to net income (in thousands):

	Three Months Ended March 31,
	2017	2016
Adjusted Property EBITDA	$128,116	$109,024
Other operating expenses
Pre-opening	239	706
Depreciation and amortization	46,353	45,194
Property charges and other	1,727	155
Management and license fees	12,470	12,325
Corporate expenses and other	5,347	4,838
Stock-based compensation	471	778
Equity in income from unconsolidated affiliates	—	16
Total	66,607	64,012
Operating income	61,509	45,012
Other non-operating income and expenses
Interest income	342	—
Interest expense	(42,706)	(43,004)
Equity in income from unconsolidated affiliates	—	16
Total	(42,364)	(42,988)
Net income	$19,145	$2,024

Liquidity and Capital Resources

Operating Activities

Our operating cash flows primarily consist of our operating income generated by our resort (excluding depreciation and amortization and other non-cash charges), interest paid, and changes in working capital accounts such as receivables, inventories, prepaid expenses and payables. Our table games play is a mix of cash and credit play, while our slot machine play is conducted primarily on a cash basis. A significant portion of our table games revenue is attributable to the play of a limited number of premium international customers who gamble on credit. The ability to collect these gaming receivables may impact our operating cash flows for the period. Our rooms, food and beverage, and entertainment, retail, and other revenue is conducted primarily on a cash basis or as a trade receivable. Accordingly, operating cash flows will be impacted by changes in operating income and accounts receivables.

Net cash provided by operations for the three months ended March 31, 2017 was $45.8 million, compared to $22.0 million for the same period of 2016. The change was primarily due to an increase in operating income and the collection of receivables.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2017 was $32.3 million, compared to $25.1 million for the same period of 2016, primarily consisting of capital expenditures, net of construction payables and retention. Capital expenditures, net of construction payables and retention, for the three months ended March 31, 2017 were primarily for the development of approximately 73,000 square feet of additional retail space and general property maintenance.

Financing Activities

We had no financing activities for the three months ended March 31, 2017 and 2016.

Capital Resources

As of March 31, 2017, we had $239.2 million of cash and cash equivalents available for use without restriction, including for operations, debt service and extinguishment, new development activities, enhancements to our property and general corporate purposes. We require a certain amount of cash on hand for operations. We expect to meet our current debt maturities and planned capital expenditure requirements with future anticipated cash flow from operations and our existing cash balances.

Off-Balance Sheet Arrangements

We have not entered into any transactions with special purpose entities nor do we engage in any derivatives. We do not have any retained or contingent interest in assets transferred to an unconsolidated entity. As of March 31, 2017, we had outstanding letters of credit totaling $14.6 million.

Contractual Obligations and Commitments

There have been no material changes outside the ordinary course of our business during the three months ended March 31, 2017 to our contractual obligations or off balance sheet arrangements as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

Other Factors Affecting Liquidity

We are restricted under the indenture governing our 5 3/8% First Mortgage Notes due 2022 from making certain "restricted payments" as defined therein. These restricted payments include the payments of dividends or distributions to any direct or indirect holders of equity interests of Wynn Las Vegas, LLC. These restricted payments may not be made unless certain financial and non-financial criteria have been satisfied.

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

Critical Accounting Policies and Estimates

A description of our critical accounting policies is included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2016. There have been no significant changes to these policies for the three months ended March 31, 2017.

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

Forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those we express in these forward-looking statements, including the risks and uncertainties in Item 1A—"Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2016 and other factors we describe from time to time in our periodic filings with the Securities and Exchange Commission ("SEC"), such as:

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

Interest Rate Risks

We had $3.20 billion of fixed-rate debt outstanding as of March 31, 2017. As a result of our outstanding debt being based on fixed rates, we currently do not have exposure to adverse changes in market rates.

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

Part II – OTHER INFORMATION

Item 1A. Risk Factors

A description of our risk factors can be found in Item 1A, Part I of our Annual Report on Form 10-K for the year ended December 31, 2016. There were no material changes to those risk factors during the three months ended March 31, 2017.

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
*10.1
Fifth Amendment to Credit Agreement, dated as of April 24, 2017, by and among Wynn America, LLC as borrower, the Guarantors named therein, Deutsche Bank AG New York Branch, as administrative agent on behalf of the several banks and other financial institutions or entities from time to time party to Wynn America, LLC's Credit Agreement, dated as of November 20, 2014.

*31.1	Certification of Principal Executive Officer of Periodic Report Pursuant to Rule 13a – 14(a) and Rule 15d – 14(a).
*31.2	Certification of Principal Financial Officer of Periodic Report Pursuant to Rule 13a – 14(a) and Rule 15d – 14(a).
*32	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350.
*101
The following financial information from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, filed with the SEC on May 4, 2017 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016, (ii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2017 and 2016, (iii) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016, and (iv) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WYNN LAS VEGAS, LLC

Dated: May 4, 2017	By:	/s/ Dean Lawrence
Dean Lawrence
Senior Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

